Form 10-Q
period 2020-06-30
Rocket Companies, Inc.
filed 2020-09-02
CIK 1805284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

Commission file number: 001-39432

Rocket Companies, Inc.
(Exact name of registrant as specified in its charter)

Delaware	84-4946470
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1050 Woodward Avenue, Detroit, MI	48226
(Address of principal executive offices)	(Zip Code)

(313) 373-7990
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.00001 per share	RKT	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No 
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of August 27, 2020, 100,372,565 shares of the registrant's Class A common stock, $0.00001 par value, and 1,884,079,483 shares of the registrant's Class D common stock, $0.00001 par value, were outstanding.

PART I. FINANCIAL INFORMATION

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Rocket Companies
Condensed Combined Balance Sheets
(Dollars in Thousands)

	June 30, 2020	December 31, 2019
	(unaudited)
Assets
Cash and cash equivalents	$1,724,035	$1,350,972
Restricted cash	78,367	61,154
Mortgage loans held for sale, at fair value	17,628,535	13,275,735
Interest rate lock commitments (“IRLCs”), at fair value	2,393,764	508,135
Mortgage servicing rights (“MSRs”), at fair value	2,289,209	2,874,972
MSRs collateral for financing liability, at fair value	59,926	205,108
Notes receivable and due from affiliates	17,028	89,946
Property and equipment, net of accumulated depreciation and amortization of $459,474 and $428,540, respectively	192,173	176,446
Lease right of use assets	256,183	278,921
Forward commitments, at fair value	6,328	3,838
Loans subject to repurchase right from Ginnie Mae	3,496,120	752,442
Other assets	714,789	499,658
Total assets	$28,856,457	$20,077,327
Liabilities and equity
Liabilities:
Funding facilities	$15,685,860	$12,041,878
Other financing facilities and debt:
Lines of credit	160,000	165,000
Senior Notes, net	2,235,721	2,233,791
Early buy out facility	241,752	196,247
MSRs financing liability, at fair value	58,926	189,987
Accounts payable	219,650	157,295
Lease liabilities	288,866	314,353
Forward commitments, at fair value	351,261	43,794
Investor reserves	63,012	54,387
Notes payable and due to affiliates	61,192	35,082
Loans subject to repurchase right from Ginnie Mae	3,496,120	752,442
Other liabilities	457,920	390,149
Total liabilities	23,320,280	16,574,405
Equity:
Net parent investment	5,527,173	3,498,065
Accumulated other comprehensive income (loss)	5,929	(151)
Non-controlling interest	3,075	5,008
Total equity	5,536,177	3,502,922
Total liabilities and equity	$28,856,457	$20,077,327
See accompanying Notes to the Unaudited Condensed Combined Financial Statements.

Rocket Companies
Condensed Combined Statements of Income and Comprehensive Income
(Dollars in Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Income:
Revenue
Gain on sale of loans:
Gain on sale of loans excluding fair value of MSRs, net	$4,083,661	$666,796	$5,370,351	$1,097,370
Fair value of originated MSRs	669,923	445,663	1,205,342	742,335
Gain on sale of loans, net	4,753,584	1,112,459	6,575,693	1,839,705
Loan servicing loss:
Servicing fee income	249,842	240,255	506,935	464,861
Change in fair value of MSRs	(552,843)	(598,262)	(1,544,095)	(1,073,963)
Loan servicing loss, net	(303,001)	(358,007)	(1,037,160)	(609,102)
Interest income (expense):
Interest income	78,039	61,585	152,081	108,637
Interest expense on funding facilities	(53,756)	(32,430)	(93,215)	(56,043)
Interest income, net	24,283	29,155	58,866	52,594
Other income	562,265	153,938	806,567	286,120
Total revenue, net	5,037,131	937,545	6,403,966	1,569,317
Expenses
Salaries, commissions and team member benefits	853,750	486,768	1,537,200	944,546
General and administrative expenses	288,494	165,343	482,060	331,182
Marketing and advertising expenses	202,198	227,764	420,190	436,661
Depreciation and amortization	16,189	17,687	32,304	35,792
Interest and amortization expense on non-funding debt	33,168	33,086	66,275	66,168
Other expenses	161,452	61,156	286,041	109,576
Total expenses	1,555,251	991,804	2,824,070	1,923,925
Income (loss) before income taxes	3,481,880	(54,259)	3,579,896	(354,608)
(Provision for) benefit from income taxes	(20,669)	283	(21,405)	1,287
Net income (loss)	3,461,211	(53,976)	3,558,491	(353,321)
Net loss attributable to non-controlling interest	436	325	877	652
Net income (loss) attributable to Rocket Companies	$3,461,647	$(53,651)	$3,559,368	$(352,669)
Comprehensive income:
Net income (loss) attributable to Rocket Companies	$3,461,647	$(53,651)	$3,559,368	$(352,669)
Other comprehensive income (loss)	588	444	(851)	598
Unrealized gain on investment securities	7,087	—	7,087	—
Comprehensive income (loss) attributable to Rocket Companies	$3,469,322	$(53,207)	$3,565,604	$(352,071)

See accompanying Notes to the Unaudited Condensed Combined Financial Statements.

Rocket Companies
Condensed Combined Statements of Changes in Equity
(Dollars in Thousands)
(Unaudited)

	Net Parent Investment	Accumulated Other Comprehensive (Loss) Income	Total Non-controlling Interest	Total Equity
Balance, December 31, 2018	$2,775,594	$(868)	$6,170	$2,780,896
Net loss	(299,018)	—	(327)	(299,345)
Other comprehensive income	—	154	35	189
Net transfers to Parent	(212,777)	—	—	(212,777)
Stock based compensation, net	8,488	—	18	8,506
Balance, March 31 2019	$2,272,287	$(714)	$5,896	$2,277,469
Net loss	(53,651)	—	(325)	(53,976)
Other comprehensive income	—	444	98	542
Stock based compensation, net	8,450	—	9	8,459
Balance, June 30, 2019	$2,227,086	$(270)	$5,678	$2,232,494

Balance, December 31, 2019	$3,498,065	$(151)	$5,008	$3,502,922
Net income (loss)	97,721	—	(441)	97,280
Other comprehensive loss	—	(1,439)	(320)	(1,759)
Net transfers from Parent	21,918	—	—	21,918
Stock based compensation, net	29,049	—	9	29,058
Balance, March 31 2020	$3,646,753	$(1,590)	$4,256	$3,649,419
Net income (loss)	3,461,647	—	(436)	3,461,211
Other comprehensive income	—	588	131	719
Net transfers to Parent	(1,612,629)	—	—	(1,612,629)
Stock based compensation, net	31,246	—	8	31,254
Other equity adjustment	156	(156)	—	—
Unrealized gain on investment securities	—	7,087		7,087
Non-controlling interest attributed to dissolution	—	—	(884)	(884)
Balance, June 30, 2020	$5,527,173	$5,929	$3,075	$5,536,177

See accompanying Notes to the Unaudited Condensed Combined Financial Statements.

Rocket Companies
Condensed Combined Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Operating activities
Net income (loss)	$3,558,491	$(353,321)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	32,304	35,792
Change in non-controlling interest	(884)	—
Origination of mortgage servicing rights	(1,205,342)	(742,335)
Change in fair value of MSRs	1,544,095	1,073,963
Gain on sale of loans excluding fair value of MSRs, net	(5,370,351)	(1,097,370)
Disbursements of mortgage loans held for sale	(122,056,424)	(53,244,712)
Proceeds from sale of loans held for sale	121,563,404	51,510,408
Stock-based compensation expense	60,312	16,965
Change in assets and liabilities:
Due from affiliates	12,403	(71,188)
Other assets	(218,711)	(137,009)
Accounts payable	62,354	69,141
Due to affiliates	26,084	87,179
Premium recapture and indemnification losses paid	(738)	(1,049)
Other liabilities	69,703	(7,163)
Total adjustments	(5,481,791)	(2,507,378)
Net cash used in operating activities	(1,923,300)	(2,860,699)
Investing activities
Proceeds from sale of MSRs	185,768	—
Net decrease (increase) in notes receivable from affiliates	60,516	(892)
Decrease (increase) in mortgage loans held for investment	5,130	(9,347)
Net increase in investment securities	(2,500)	—
Purchase and other additions of property and equipment, net of disposals	(42,221)	(18,510)
Net cash provided by (used in) investing activities	206,693	(28,749)
Financing activities
Net borrowings on funding facilities	3,643,982	2,571,823
Net payments on lines of credit	(5,000)	—
Net borrowings on early buy out facility	45,504	84,957
Net borrowings notes payable from unconsolidated affiliates	27	4,000
Proceeds from MSRs financing liability	14,121	—
Net transfers to Parent	(1,590,711)	(212,777)
Net cash provided by financing activities	2,107,923	2,448,003
Effects of exchange rate changes on cash and cash equivalents	(1,040)	732
Net increase (decrease) in cash and cash equivalents and restricted cash	390,276	(440,713)
Cash and cash equivalents and restricted cash, beginning of period	1,412,126	1,101,167
Cash and cash equivalents and restricted cash, end of period	$1,802,402	$660,454
Non-cash activities
Loans transferred to other real estate owned	$688	$2,039
Supplemental disclosures
Cash paid for interest on related party borrowings	$814	$69
See accompanying Notes to the Unaudited Condensed Combined Financial Statements.

Rocket Companies
Notes to Unaudited Condensed Combined Financial Statements
(Dollars in Thousands, Except Shares and Per Share)
(Unaudited)

1. Business, Basis of Presentation, and Accounting Policies

The accompanying condensed combined financial statements include all of the assets, liabilities and results of operations of twelve subsidiaries of Rock Holdings Inc. (“Rock Holdings”, or “RHI”), which are Quicken Loans, LLC, EFB Holdings Inc. (“Edison Financial”), Lendesk Canada Holdings Inc., LMB HoldCo LLC (“Core Digital Media”), RCRA Holdings LLC (“Rock Connections” and “Rocket Auto”), RockTech Canada Inc., Rock Central LLC, Rocket Homes Real Estate LLC (“Rocket Homes”), RockLoans Holdings LLC (“Rocket Loans”), Amrock Inc. (“Amrock”), Nexsys Technologies LLC (“Nexsys”), and Woodward Capital Management LLC, (collectively, the “Combined Businesses”, “Rocket Companies”, “we”, “us”, “our”, or the “Company”).
As used herein, “Rocket Mortgage” refers to either the Rocket Mortgage brand or platform, or the Quicken Loans business, as the context allows

In April 2020 Quicken Loans Inc. converted its corporate structure to an LLC and changed its name from Quicken Loans Inc. to Quicken Loans, LLC.

In July 2020 Amrock Inc. converted its corporate structure to an LLC and changed its name from Amrock Inc. to Amrock, LLC.

Basis of Presentation
The Combined Businesses have historically operated as part of RHI and not as a stand alone entity. The condensed combined financial statements represent the results of operations, financial position, cash flows and changes in equity of the subsidiaries of RHI mentioned above, prepared on a stand-alone basis and have been derived from the consolidated financial statements and accounting records of RHI. All revenues and expenses as well as assets and liabilities that are either legally attributable to us or directly associated with our business activities are included in the condensed combined financial statements. Net parent investment represents RHI’s interest in the recorded net assets of the Company. All significant transactions between the Company and RHI have been included in the accompanying condensed combined financial statements and are reflected in the accompanying Condensed Combined Statements of Changes in Equity as “Net transfers to/from parent” and in the accompanying Condensed Combined Balance Sheets within “Net parent investment.”
All significant intercompany transactions and accounts between the businesses comprising the Company have been eliminated in the accompanying condensed combined financial statements. Our condensed combined financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
All transactions and accounts between RHI and the Company have a history of settlement or are expected to be settled for cash, and are reflected as related party transactions. For further details of the Company’s related party transactions refer to Note 6, Transactions with Related Parties.
The condensed combined financial statements may not include all of the expenses that would have been incurred had we been a stand-alone company during the periods presented and may not reflect our condensed combined results of operations, financial position and cash flows had we been a stand-alone company during the periods presented. The amount of actual expenses that would have been incurred if we had operated as a stand alone company would depend on a number of factors, including our chosen organizational structure. We also may incur additional costs associated with being a stand-alone, publicly listed company that were not included in the expense allocations and, therefore, would result in additional costs that are not reflected in our historical statements of income and comprehensive income, balance sheets and cash flows.

Our condensed combined financial statements are unaudited and presented in U.S. dollars. They have been prepared in accordance with U.S. GAAP pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Our Condensed Combined Balance Sheet as of December 31, 2019 has been derived from our audited combined financial statements at that date. Our condensed combined financial statements should be read in conjunction with our combined financial statements and notes thereto for the year ended December 31, 2019, which include a complete set of footnote disclosures, including our significant accounting policies. We believe the assumptions underlying the condensed combined financial statements, including the assumptions regarding allocation of expenses from RHI are reasonable. The executive management compensation expense has been allocated based on time incurred for services provided to the Combined Businesses. Total costs allocated to us for these services were $44,997 and $11,231 for the three months ended June 30, 2020 and 2019, and $86,734 and $21,930 for the six months ended June 30, 2020 and 2019, respectively, and were included in salaries, commissions and team member benefits in our Condensed Combined Statements of Income and Comprehensive Income. In our opinion, these condensed combined financial statements include all normal and recurring adjustments considered necessary for a fair statement of our results of operations, financial position and cash flows for the periods presented. However, our results of operations for any interim period are not necessarily indicative of the results that may be expected for a full fiscal year or for any other future period.
Management Estimates
The preparation of condensed combined financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the condensed combined financial statements and the reported amounts of revenues and expenses during the reporting period. Although management is not currently aware of any factors that would significantly change its estimates and assumptions, actual results may differ from these estimates.
Subsequent Events
In preparing these condensed combined financial statements, the Company evaluated events and transactions for potential recognition or disclosure through the date these condensed combined financial statements were issued. Refer to Note 5, Borrowings for disclosures on changes to the Company’s debt agreements that occurred subsequent to June 30, 2020, which includes additional details on the newly executed $950,000 syndicate revolving credit agreement.
In July 2020, the Company sold MSRs relating to certain single-family mortgage loans with an aggregate unpaid principal balance of approximately $20,000,000 as of June 30, 2020. The sale represented approximately 5.3% of the Company’s total single-family mortgage servicing portfolio as of June 30, 2020.

At the time of issuance of this report, the direct and indirect impacts that the COVID-19 pandemic and recent market volatility may have on the Company’s financial statements are uncertain. The Company cannot reasonably estimate the magnitude of the impact these events may ultimately have on its results of operations, liquidity or financial position. However, management of the Company is unaware of any known adverse material risk or event that should be recognized in the financial statements at this time.
IPO and Reorganization

On August 10, 2020, Rocket Companies, Inc. completed the initial public offering of 100,000,000 shares of its Class A common stock, $0.00001 par value per share, at an offering price of $18.00 per share. Rocket Companies, Inc. received net proceeds from the IPO of approximately $1,760,000 after deducting underwriting discounts and commissions, all of which was used to purchase 100,000,000 non-voting membership units of RKT Holdings, LLC (the “Holdings units”) and shares of Class D common stock from RHI. Rocket Companies, Inc. is a publicly traded company whose Class A common stock is traded on the New York Stock Exchange under the ticker symbol “RKT”. Prior to the completion of the offering, RHI and certain RHI subsidiaries consummated an internal reorganization.

As a result of the IPO and the reorganization:
•Rocket Companies, Inc. is the sole managing member of RKT Holdings, LLC (“Holdings”), which owns direct interests in (a) Rocket Mortgage and (b) various other former direct subsidiaries of RHI.

•Rocket Companies, Inc. is a holding company which has no material assets other than its ownership of Holdings and its indirect interests in the subsidiaries of Holdings and has no independent means of generating revenue or cash flow.

•Dan Gilbert, RHI, and Rocket Companies, Inc. are members of Holdings.

•No shares of Class B common stock and no shares of Class C common stock were outstanding at the completion of the offering.

•Holdings is treated as a partnership for U.S. federal income tax purposes and, as such, is itself generally not subject to U.S. federal income tax under current U.S. tax laws. Each member of Holdings will be required to take into account for U.S. federal income tax purposes its distributive share of the items of income, gain, loss and deduction of Holdings.

•1,883,279,483 shares of Rocket Companies, Inc. Class D common stock, 100,372,565 shares of Rocket Companies, Inc. Class A common stock, and 1,983,652,048 Holdings Units were outstanding. An additional 16,729,253 shares of Rocket Companies, Inc. Class A common stock were reserved for equity-based awards.

•RHI owns (i) 1,882,177,661 Holdings Units, collectively representing approximately 95% of the economic interest in Holdings and (ii) 1,882,177,661 shares of Rocket Companies, Inc. Class D common stock, collectively representing 79% of the combined voting power of Rocket Companies, Inc. common stock.

•Dan Gilbert owns (i) 1,101,822 Holdings Units, collectively representing 0.06% of the economic interest in Holdings and (ii) 28,334 shares of Rocket Companies, Inc Class A common stock and 1,101,822 shares of Rocket Companies, Inc. Class D common stock, collectively representing approximately 2% of the combined voting power of Rocket Companies, Inc. common stock.

•Gilbert Affiliates own 344,231 shares of Rocket Companies, Inc. Class A common stock, collectively representing approximately 0.06% of the combined voting power of Rocket Companies, Inc. common stock.

•The public stockholders (i) own 100,000,000 shares of Class A common stock, which represent approximately 19% of the combined voting power of Rocket Companies, Inc. common stock, and (ii) through Rocket Companies, Inc.’s ownership of Holdings units, indirectly hold approximately 5% of the economic interest in Holdings and its subsidiaries.

•The financial results of Holdings and its subsidiaries will be consolidated with Rocket Companies, Inc., and approximately 95% of the consolidated net earnings (loss) and net assets will be allocated to the non-controlling interest to reflect the entitlement of RHI and Dan Gilbert to a portion of the consolidated net earnings (loss).

Stock-Based Compensation

In connection with this offering, equity-based awards were issued under the Rocket Companies, Inc. 2020 Omnibus Incentive Plan including 16,729,253 restricted stock units and stock options to purchase 26,373,361 shares of our Class A common stock at an exercise price equal to the price to the public in the initial public offering. RSUs vest over one to three years. Stock options vest one third on the first anniversary, and then ratably on a monthly basis for the next twenty-four months.

Distributions

Subsequent to June 30, 2020, cash distributions were made to RHI in the total amount of $2,260,000. The following unaudited pro forma balance sheet line items as of June 30, 2020 reflect these distributions as if such distributions were declared and paid on June 30, 2020.

UNAUDITED PRO FORMA CONDENSED COMBINED BALANCE SHEET LINE ITEMS
AS OF JUNE 30, 2020

	Rocket Companies As Reported	Distribution Adjustments		Rocket Companies Pro Forma
Cash and cash equivalents	$1,724,035	$(749,549)	(1)	$974,486
Total assets	$28,856,457	$(749,549)		$28,106,908

Other liabilities	$457,920	$1,510,451	(1)	$1,968,371
Total liabilities	$23,320,280	$1,510,451		$24,830,731

Net parent investment	$5,527,173	$(2,260,000)	(1)	$3,267,173
Total equity	$5,536,177	$(2,260,000)		$3,276,177

(1) The Company paid capital distributions to RHI subsequent to June 30, 2020. The $2,260,000 distribution was fully funded through the use of cash on hand as of June 30, 2020 and cash flows generated from operations between July 1, 2020 and the initial public offering. For purposes of the unaudited pro forma condensed combined balance sheet, the payment of the distributions is reflected as a reduction to net parent investment of $2,260,000, a reduction to cash and cash equivalents of $749,549, and the recognition of a non-interest bearing payable of $1,510,451. The pro forma cash and cash equivalents balance after giving effect to this adjustment represents the Company's estimated ending cash and cash equivalents balance immediately prior to the reorganization transactions and initial public offering.

Tax Receivable Agreement

The purchase of Holdings Units (along with corresponding shares of our Class D common stock) from RHI using the net proceeds from the offering, future exchanges by RHI or Dan Gilbert (or its transferees or other assignees) of Holdings Units and corresponding shares of Class D common stock or Class C common stock for shares of our Class B common stock or Class A common stock, and future purchases of Holdings Units (along with the corresponding shares of our Class D common stock or Class C common stock) from RHI or Dan Gilbert (or its transferees or other assignees) are expected to produce favorable tax attributes for us. These tax attributes would not be available to us in the absence of those transactions. In connection with the reorganization transactions, Rocket Companies, Inc. entered into a tax receivable agreement with RHI and Dan Gilbert that will obligate us to make payments to RHI and Dan Gilbert generally equal to 90% of the applicable cash savings that we actually realize as a result of these tax attributes and tax attributes resulting from payments made under the tax receivable agreement. We will retain the benefit of the remaining 10% of these tax savings. There is a possibility that under certain circumstances not all of the 90% of the applicable cash savings will be paid to the selling or exchanging holder of Holdings Units at the time described above. If we determine that such circumstances apply and all or a portion of such applicable tax savings is in doubt, we will pay to the holders of such Holdings Units the amount attributable to the portion of the applicable tax savings that we determine is not in doubt and pay the remainder at such time as we reasonably determine the actual tax savings or that the amount is no longer in doubt. Rocket Companies, Inc. recorded amounts payable pursuant to the Tax Receivable Agreement to RHI of approximately $512,000 at August 10, 2020.

Acquisition Agreement

On August 5, 2020, Rocket Companies, Inc. entered into an acquisition agreement with RHI and its direct subsidiary Amrock Holdings Inc. pursuant to which we acquired Amrock Title Insurance Company ("ATI"), a title insurance underwriting business, for total aggregate consideration of $14,400 that consisted of 800,000 Holdings Units and shares of Rocket Companies, Inc. Class D common stock valued at the price to the public in this offering of $18.00 per share (the number of shares issued equals the purchase price divided by the price to public in our initial public offering). ATI's net income for the year ended December 31, 2019 was $4,700. The ATI acquisition closed on August 14, 2020, and the Company issued the 800,000 Class D and Holding Units to RHI. The acquisition will be accounted for as a common control transaction.

Revenue Recognition
The following revenue streams fall within the scope of ASC Topic 606—Revenue from Contracts with Customers and are disaggregated hereunder:

Core Digital Media lead generation revenue—Online consumer acquisition revenue, net of intercompany eliminations, were $5,504 and $11,794, for the three months ended June 30, 2020 and 2019, respectively, and $13,064 and $21,291, for the six months ended June 30, 2020 and 2019, respectively.

Professional service fees—Professional service fee revenues were $1,920 and $2,283, for the three months ended June 30, 2020 and 2019, and $3,755 and $3,887, for the six months ended June 30, 2020 and 2019, respectively, and were rendered entirely to related parties.
Rocket Homes real estate network referral fees—Real estate network referral fees were $11,837 and $11,400, for the three months ended June 30, 2020 and 2019, and $19,825 and $18,183, for the six months ended June 30, 2020 and 2019, respectively.
Rock Connections contact center revenue—The Company recognizes contact center revenue for communication services including client support and sales. Consideration received includes a fixed base fee and/or a variable contingent fee. The fixed base fee is recognized ratably over the period of performance, as the performance obligation is considered to be satisfied equally throughout the service period. The variable contingent fee related to car sales is constrained until the sale of the car is completed. Contact center revenue were $5,816 and $8,756, for the three months ended June 30, 2020 and 2019, and $13,157 and $13,245, for the six months ended June 30, 2020 and 2019, respectively.
Amrock closing fees—Closing fees were $106,038 and $40,060, for the three months ended June 30, 2020 and 2019, and $179,525 and $73,323, for the six months ended June 30, 2020 and 2019, respectively.
Amrock appraisal revenue, net—Appraisal revenue, net were $20,781 and $18,131, for the three months ended June 30, 2020 and 2019, and $38,399 and $36,183, for the six months ended June 30, 2020 and 2019, respectively.
Cash, Cash Equivalents and Restricted Cash
Restricted cash as of June 30, 2020 and 2019 consisted of cash on deposit for a repurchase facility and client application deposits, title premiums collected from insureds that are due to the underwritten insurance company and a $25,000 bond.

	June 30, 2020
	2020	2019
Cash and cash equivalents	$1,724,035	$608,622
Restricted cash	78,367	51,832
Total cash, cash equivalents, and restricted cash in the statement of cash flows	$1,802,402	$660,454

Loans subject to repurchase right from Ginnie Mae

For certain loans sold to Ginnie Mae, the Company as the servicer has the unilateral right to repurchase any individual loan in a Ginnie Mae securitization pool if that loan meets defined criteria, including being delinquent more than 90 days. Once the Company has the unilateral right to repurchase the delinquent loan, the Company has effectively regained control over the loan and must re-recognize the loan on the Condensed Combined Balance Sheet and establish a corresponding finance liability regardless of the Company's intention to repurchase the loan.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued Accounting Standard Update (“ASU”) No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which introduced an expected credit loss model for the impairment of financial assets, measured at amortized cost. The model replaces the probable, incurred loss model for those assets and broadens the information an entity must consider in developing its expected credit loss estimate for assets measures at amortized cost. On January 1, 2020, the Company adopted ASU No. 2016-13, Financial Instruments—

Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and subsequent amendments to the initial guidance under ASU 2018-19, ASU 2019-04 and ASU 2019-05 (collectively, “Topic 326”) with no material impact to our combined financial position, results of operations or cash flows.
Based upon management’s scoping analysis, the Company determined that money market funds, notes, other receivables, and Ginnie Mae early buyout loans are within the scope of ASU 2016-13. For the Ginnie Mae early buyout loans, the Company determined that the guarantee from the Federal Housing Administration (“FHA”) or Veterans Affairs (“VA”) limits the Company’s exposure to potential credit-related losses to an immaterial amount. For other assets, primarily money market funds, the Company determined that these are short-term in nature (less than one year) and of high credit quality, and the estimated credit-related losses over the life of these receivables are also immaterial. For each of the aforementioned financial instruments carried at amortized cost, the Company enhanced its processes to consider and include the requirements of ASU 2016-13, as applicable, into the determination of credit-related losses.
In March 2020, the FASB issued ASU No. 2020-03, Codification Improvements to Financial Instruments (“ASU 2020-03”). ASU 2020-03 improves and clarifies various financial instruments topics to increase shareholder awareness and make the standards easier to understand and apply by eliminating inconsistencies and providing clarifications. The Company adopted ASU 2020-03 upon issuance, with no material effect on our combined financial position, results of operations or cash flows.
Accounting Standards Issued but Not Yet Adopted
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments to Topic 740 include the removal of certain exceptions to the general principles of ASC 740 in such areas as intraperiod tax allocation, year to date losses in interim periods and deferred tax liabilities related to outside basis differences. Amendments also include simplification in other areas such as interim recognition of enactment of tax laws or rate changes and accounting for a franchise tax (or similar tax) that is partially based on income. This standard will be effective for the Company on January 1, 2021. Early adoption is permitted in any interim or annual period, with any adjustments reflected as of the beginning of the fiscal year of adoption. If an entity chooses to early adopt, it must adopt all changes as a result of the ASU. The Company is currently evaluating the potential impact that the adoption of this ASU will have on the combined financial statements and related disclosures.
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. Subject to meeting certain criteria, the new guidance provides optional expedients and exceptions to applying contract modification accounting under existing U.S. GAAP, to address the expected phase out of the London Inter-bank Offered Rate (“LIBOR”) by the end of 2021. This guidance is effective upon issuance and allows application to contract changes as early as January 1, 2020. The Company is in the process of reviewing its funding facilities and financing facilities that utilize LIBOR as the reference rate and is currently evaluating the potential impact that the adoption of this ASU will have on the combined financial statements and related disclosures.
2. Fair Value Measurements
Fair value is the price that would be received if an asset were sold or the price that would be paid to transfer a liability in an orderly transaction between willing market participants at the measurement date. Required disclosures include classification of fair value measurements within a three-level hierarchy (Level 1, Level 2, and Level 3). Classification of a fair value measurement within the hierarchy is dependent on the classification and significance of the inputs used to determine the fair value measurement. Observable inputs are those that are observed, implied from, or corroborated with externally available market information. Unobservable inputs represent the Company’s estimates of market participants’ assumptions.
Fair value measurements are classified in the following manner:
Level 1—Valuation is based on quoted prices in active markets for identical assets or liabilities at the measurement date.
Level 2—Valuation is based on either observable prices for identical assets or liabilities in inactive markets, observable prices for similar assets or liabilities, or other inputs that are derived directly from, or through correlation to, observable market data at the measurement date.

Level 3—Valuation is based on the Company’s internal models using assumptions at the measurement date that a market participant would use.
In determining fair value measurement, the Company uses observable inputs whenever possible. The level of a fair value measurement within the hierarchy is dependent on the lowest level of input that has a significant impact on the measurement as a whole. If quoted market prices are available at the measurement date or are available for similar instruments, such prices are used in the measurements. If observable market data is not available at the measurement date, judgment is required to measure fair value.
The following is a description of measurement techniques for items recorded at fair value on a recurring basis. There were no material items recorded at fair value on a nonrecurring basis as of June 30, 2020 or December 31, 2019.
Mortgage loans held for sale: Loans held for sale that trade in active secondary markets are valued using Level 2 measurements derived from observable market data, including market prices of securities backed by similar mortgage loans adjusted for certain factors to approximate the fair value of a whole mortgage loan, including the value attributable to mortgage servicing and credit risk. Loans held for sale for which there is little to no observable trading activity of similar instruments are valued using Level 3 measurements based upon dealer price quotes.
IRLCs: The fair value of IRLCs is based on current market prices of securities backed by similar mortgage loans (as determined above under mortgage loans held for sale), net of costs to close the loans, subject to the estimated loan funding probability, or “pull-through factor”. Given the significant and unobservable nature of the pull-through factor, IRLCs are classified as Level 3.
MSRs: The fair value of MSRs (including MSRs collateral for financing liability and MSRs financing liability) is determined using a valuation model that calculates the present value of estimated net future cash flows. The model includes estimates of prepayment speeds, discount rate, cost to service, float earnings, contractual servicing fee income, and ancillary income among others. These fair value measurements are classified as Level 3.
Forward commitments: The Company’s forward commitments are valued based on quoted prices for similar assets in an active market with inputs that are observable and are classified within Level 2 of the valuation hierarchy.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The table below shows a summary of financial statement items that are measured at estimated fair value on a recurring basis, including assets measured under the fair value option. There were no material transfers of assets or liabilities recorded at fair value on a recurring basis between Levels 1, 2 or 3 during the six months ended June 30, 2020 or the year ended December 31, 2019.

	Level 1	Level 2	Level 3	Total
Balance at June 30, 2020
Assets:
Mortgage loans held for sale	$—	$17,212,435	$416,100	$17,628,535
IRLCs	—	—	2,393,764	2,393,764
MSRs	—	—	2,289,209	2,289,209
MSRs collateral for financing liability(1)	—	—	59,926	59,926
Forward commitments	—	6,328	—	6,328
Total assets	$—	$17,218,763	$5,158,999	$22,377,762
Liabilities:
Forward commitments	$—	$351,261	$—	$351,261
MSRs financing liability(1)	—	—	58,926	58,926
Total liabilities	$—	$351,261	$58,926	$410,187
Balance at December 31, 2019
Assets:
Mortgage loans held for sale	$—	$12,966,942	$308,793	$13,275,735
IRLCs	—	—	508,135	508,135
MSRs	—	—	2,874,972	2,874,972
MSRs collateral for financing liability(1)	—	—	205,108	205,108
Forward commitments	—	3,838	—	3,838
Total assets	$—	$12,970,780	$3,897,008	$16,867,788
Liabilities:
Forward commitments	$—	$43,794	$—	$43,794
MSRs financing liability(1)	—	—	189,987	189,987
Total liabilities	$—	$43,794	$189,987	$233,781
_________________________
(1) Refer to Note 3, Mortgage Servicing Rights for further information regarding both the MSRs collateral for financing liability and MSRs financing liability.
The following tables present the quantitative information about recurring Level 3 fair value financial instruments and the fair value measurements as of:

	June 30, 2020				December 31, 2019
Unobservable Input	Range (Weighted Average)				Range (Weighted Average)
Mortgage loans held for sale
Dealer pricing	65%	-	103%	(95)%	75%	-	103%	(98)%
IRLCs
Loan funding probability	0%	-	100%	(74)%	0%	-	100%	(72)%
MSRs, MSRs collateral for financing liability, and MSRs financing liability
Discount rate	9.5%	-	12.0%	(10.0)%	9.5%	-	12.0%	(10.0)%
Conditional prepayment rate	2.7%	-	29.6%	(19.2)%	7.4%	-	44.5%	(14.5)%
The table below presents a reconciliation of Level 3 assets measured at fair value on a recurring basis for the three and six months ended June 30, 2020 and 2019. Mortgage servicing rights (including MSRs collateral for financing liability and MSRs financing liability) are also classified as a Level 3 asset measured at fair value on a recurring basis and its reconciliation is found in Note 3, Mortgage Servicing Rights.

	Loans Held for Sale	IRLCs
Balance at March 31, 2020	$418,090	$1,214,865
Transfers in(1)	242,904	—
Transfers out/principal reductions(1)	(235,617)	—
Net transfers and revaluation gains	—	1,178,899
Total losses included in net income	(9,277)	—
Balance at June 30, 2020	$416,100	$2,393,764
Balance at March 31, 2019	$166,946	$372,105
Transfers in(1)	374,435	—
Transfers out/principal reductions(1)	(265,856)	—
Net transfers and revaluation gains	—	135,082
Total gains included in net income	1,026	—
Balance at June 30, 2019	$276,551	$507,187

	Loans Held for Sale	IRLCs
Balance at December 31, 2019	$308,793	$508,135
Transfers in(1)	783,763	—
Transfers out/principal reductions(1)	(660,986)	—
Net transfers and revaluation gains	—	1,885,629
Total losses included in net income	(15,470)	—
Balance at June 30, 2020	$416,100	$2,393,764
Balance at December 31, 2018	$194,752	$245,663
Transfers in(1)	527,359	—
Transfers out/principal reductions(1)	(447,725)	—
Net transfers and revaluation gains	—	261,524
Total gains included in net income	2,165	—
Balance at June 30, 2019	$276,551	$507,187
_________________________
(1) Transfers in represent loans repurchased from investors or loans originated for which an active market currently does not exist. Transfers out primarily represent loans sold to third parties and loans paid in full.
Fair Value Option
The following is the estimated fair value and unpaid principal balance (“UPB”) of mortgage loans held for sale that have contractual principal amounts and for which the Company has elected the fair value option. The fair value option was elected for mortgage loans held for sale as the Company believes fair value best reflects their expected future economic performance:

	Fair Value	Principal Amount Due Upon Maturity	Difference(1)
Balance at June 30, 2020	$17,628,535	$16,819,756	$808,779
Balance at December 31, 2019	$13,275,735	$12,929,143	$346,592
_________________________
(1) Represents the amount of gains included in Gain on sale of loans, net due to changes in fair value of items accounted for using the fair value option.

Disclosures of the fair value of certain financial instruments are required when it is practical to estimate the value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.
The following table presents the carrying amounts and estimated fair value of financial liabilities that are not recorded at fair value on a recurring or nonrecurring basis. This table excludes cash and cash equivalents, restricted cash, warehouse borrowings, and line of credit borrowing facilities as these financial instruments are highly liquid or short-term in nature and as a result, their carrying amounts approximate fair value:

	June 30, 2020		December 31, 2019
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior Notes, due 5/1/2025	$1,241,868	$1,279,950	$1,241,012	$1,297,250
Senior Notes, due 1/15/2028	$993,853	$1,045,320	$992,779	$1,046,683
The fair value of Senior Notes, was calculated using the observable bond price at June 30, 2020 and December 31, 2019, respectively. The Senior Notes are classified as Level 2 in the fair value hierarchy.
3. Mortgage Servicing Rights
Mortgage servicing rights are recognized as assets on the Condensed Combined Balance Sheet when loans are sold and the associated servicing rights are retained. The Company maintains one class of MSR asset and has elected the fair value option. These MSRs are recorded at fair value, which is determined using a valuation model that calculates the present value of estimated future net servicing fee income. The model includes estimates of prepayment speeds, discount rate, cost to service, float earnings, contractual servicing fee income, and ancillary income and late fees, among others. These estimates are supported by market and economic data collected from various outside sources.
During 2019, the Company began using derivatives to economically hedge the risk of changes in the fair value of certain MSRs measured at fair value. The changes in the fair value of derivatives that serve to mitigate certain risks associated with the certain MSRs are recorded in current period earnings.
The following table summarizes changes to the MSR assets for the three and six months ended:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Fair value, beginning of period	$2,170,638	$3,001,501	$2,874,972	$3,180,530
MSRs originated	669,923	445,663	1,205,342	742,335
MSRs sales	—	—	(186,292)	—
Changes in fair value:
Due to changes in valuation model inputs or assumptions(1)	(272,885)	(391,348)	(1,078,421)	(712,327)
Due to collection/realization of cash flows	(278,467)	(206,914)	(526,392)	(361,636)
Total changes in fair value	(551,352)	(598,262)	(1,604,813)	(1,073,963)
Fair value, end of period	$2,289,209	$2,848,902	$2,289,209	$2,848,902
_________________________
(1) Reflects changes in assumptions including discount rates and prepayment speed assumptions, mostly due to changes in market interest rates. Does not include the change in fair value of derivatives that economically hedge MSRs identified for sale.
The total UPB of mortgage loans serviced, excluding subserviced loans, at June 30, 2020 and December 31, 2019 was $346,870,713 and $311,718,188, respectively. The portfolio primarily consists of high quality performing agency and government (FHA and VA) loans. As of June 30, 2020, delinquent loans (defined as 60-plus days past-due) were 3.71% of our total portfolio.

During the third quarter of 2019, the Company sold MSRs with a book value of approximately $340,000 relating to certain single-family mortgage loans. Based on the contract terms, the sale of those MSRs did not qualify for sale accounting treatment under U.S. GAAP. As a result, the Company is required to retain the MSRs asset (i.e., MSRs collateral for financing liability) and the MSRs liability (i.e., MSRs financing liability) on the balance sheet until certain contractual provisions lapse after June 2020. These MSRs will continue to be reported on the balance sheet at fair value using a valuation methodology consistent with the Company’s method for valuing MSRs until those contractual provisions lapse. Furthermore, the net change in fair market value (“FMV”) of the MSRs asset and liability from this sale is captured within loan servicing (loss) income, net in the Condensed Combined Statements of Income and Comprehensive Income. During the second quarter of 2020, the Company had $14,911 of unrealized gains relating to the MSRs liability and an offsetting $14,911 of unrealized losses relating to the MSRs asset. Additionally, terms of the agreement require quarterly adjustments to the sales price for changes in prepayment rates at the time of sale for a period of one year. Depending on these prepayment speeds the Company may either receive or pay additional funds from this transaction. Furthermore, in the first quarter of 2020, the Company also sold MSRs with a book value of approximately $186,000 relating to certain single-family mortgage loans, which qualified for sale accounting treatment under U.S. GAAP. In the second quarter of 2020, the Company did not sell any MSRs.
The following is a summary of the weighted average discount rate and prepayment speed assumptions used to determine the fair value of MSRs as well as the expected life of the loans in the servicing portfolio:

	June 30, 2020	December 31, 2019
Discount rate	10.0%	10.0%
Prepayment speeds	19.2%	14.5%
Life (in years)	4.14	5.33
The key assumptions used to estimate the fair value of MSRs are prepayment speeds and the discount rate. Increases in prepayment speeds generally have an adverse effect on the value of MSRs as the underlying loans prepay faster. In a declining interest rate environment, the fair value of MSRs generally decreases as prepayments increase and therefore, the estimated life of the MSRs and related cash flows decrease. Decreases in prepayment speeds generally have a positive effect on the value of MSRs as the underlying loans prepay less frequently. In a rising interest rate environment, the fair value of MSRs generally increases as prepayments decrease and therefore, the estimated life of the MSRs and related cash flows increase. Increases in the discount rate result in a lower MSR value and decreases in the discount rate result in a higher MSR value. MSR uncertainties are hypothetical and do not always have a direct correlation with each assumption. Changes in one assumption may result in changes to another assumption, which might magnify or counteract the uncertainties.
The following table stresses the discount rate and prepayment speeds at two different data points:

	Discount Rate		Prepayment Speeds
	100 BPS Adverse Change	200 BPS Adverse Change	10% Adverse Change	20% Adverse Change
June 30, 2020
Mortgage servicing rights	$(73,814)	$(142,774)	$(153,663)	$(298,727)
December 31, 2019
Mortgage servicing rights	$(101,495)	$(195,894)	$(133,039)	$(259,346)

4. Mortgage Loans Held for Sale
The Company sells substantially all of its originated mortgage loans into the secondary market. The Company may retain the right to service some of these loans upon sale through ownership of servicing rights. A reconciliation of the changes in mortgage loans held for sale to the amounts presented on the Combined Statements of Cash Flows is below:

	Six Months Ended June 30,
	2020	2019
Balance at the beginning of period	$13,275,735	$5,784,812
Disbursements of mortgage loans held for sale	122,056,424	53,244,712
Proceeds from sales of mortgage loans held for sale(1)	(121,559,129)	(51,504,181)
Gain on sale of loans excluding fair value of MSRs, net(2)	3,855,505	863,403
Balance at the end of period	$17,628,535	$8,388,746
_________________________
(1) The proceeds from sales of loans held for sale on the Combined Statement of Cash Flows includes amounts related to the sale of consumer loans.
(2) The gain on sale of loans excluding MSRs, net presented on the Combined Statements of Cash Flows includes amounts related to the sale of consumer loans, interest rate lock commitments, forward commitments, and provisions for investor reserves.

Credit Risk
The Company is subject to credit risk associated with mortgage loans that it purchases and originates during the period of time prior to the sale of these loans. The Company considers credit risk associated with these loans to be insignificant as it holds the loans for a short period of time, which is, on average, approximately 17 days from the date of borrowing, and the market for these loans continues to be highly liquid. The Company is also subject to credit risk associated with mortgage loans it has repurchased as a result of breaches of representations and warranties during the period of time between repurchase and resale.
5. Borrowings
The Company maintains several funding facilities and other non-funding debt as shown in the tables below. Interest rates are based on LIBOR (some have a floor) plus a spread, except for the $175,000 unsecured line of credit and the Senior Notes. The interest rate for each advance on the $175,000 unsecured line of credit is variable and is based on a margin over either a fixed one, two, or three-month LIBOR or a floating daily or 30 day LIBOR, or the lender’s prime rate, at the option of the Company. The commitment fee charged by lenders for each of the facilities is an annual fee and is calculated based on the committed line amount multiplied by a negotiated rate. The fee rate ranges from 0% to 0.75% among the facilities except for the Senior Notes, which has no commitment fee. The Company is required to maintain certain covenants, including minimum tangible net worth, minimum liquidity, maximum total debt or liabilities to net worth ratio, pretax net income requirements, and other customary debt covenants, as defined in the agreements. The Company was in compliance with all covenants as of June 30, 2020 and December 31, 2019.
The amount owed and outstanding on the Company’s loan funding facilities fluctuates greatly based on its origination volume, the amount of time it takes the Company to sell the loans it originates, and the Company’s ability to use the cash to self-fund loans. In addition to self-funding, the Company may from time to time use surplus cash to “buy-down” the effective interest rate of certain loan funding facilities or to self-fund a portion of our loan originations. As of June 30, 2020, $429,914 of the Company’s cash was used to buy-down our funding facilities and self-fund, $265,000 of which are buy-down funds that are included in cash on the balance sheet and $164,914 of which is self-funding that reduces cash on the balance sheet. The Company has the right to withdraw the $265,000 at any time, unless a margin call has been made or a default has occurred under the relevant facilities. The Company has the right to transfer the $164,914 of self-funded loans on to a warehouse line or the early buy out line, provided that such loans meet the eligibility criteria to be placed on such warehouse line or the early buy out line and no default or margin call has been made on such line, the loans are further subject to any required haircuts, and are subject to its ability to borrow additional funds under the facility. A large, unanticipated margin call could have a material adverse effect on the Company’s liquidity. Furthermore, refer to Note 3, Mortgage Servicing Rights for additional information regarding the MSRs financing liability with the MSRs sold during the third quarter of 2019.
The terms of the Senior Notes restrict our ability and the ability of our subsidiary guarantors among other things to: (i) incur additional debt or issue preferred stock; (ii) pay dividends or make distributions in respect of capital stock;

(iii) purchase or redeem capital stock; (iv) make investments or other restricted payments; (v) sell assets; (vi) enter into transactions with affiliates; (vii) effect a consolidation or merger, taken as a whole; and (viii) designate our subsidiaries as unrestricted subsidiaries, unless certain conditions are met, as defined in the agreements.
Funding Facilities

Facility Type	Collateral	Maturity	Line Amount	Committed Line Amount	Outstanding Balance June 30, 2020	Outstanding Balance December 31, 2019
MRA funding:
1) Master Repurchase Agreement(1)(10)	Mortgage loans held for sale(9)	10/22/2021	$2,000,000	$100,000	$1,999,963	$835,302
2) Master Repurchase Agreement(2)(10)	Mortgage loans held for sale(9)	12/3/2020	$1,750,000	$500,000	1,599,302	1,390,839
3) Master Repurchase Agreement(3)(10)	Mortgage loans held for sale(9)	4/22/2022	$3,250,000	$1,000,000	2,476,494	2,622,070
4) Master Repurchase Agreement(4)(10)	Mortgage loans held for sale(9)	9/16/2020	$1,500,000	$1,325,000	1,473,762	875,617
5) Master Repurchase Agreement(5)(10)	Mortgage loans held for sale(9)	4/22/2021	$2,000,000	$500,000	1,270,770	2,063,099
6) Master Repurchase Agreement(6)(10)	Mortgage loans held for sale(9)	9/5/2022	$1,500,000	$1,500,000	1,450,543	965,903
7) Master Repurchase Agreement(10)	Mortgage loans held for sale(9)	10/15/2020	$1,500,000	$975,000	1,168,418	773,822
8) Master Repurchase Agreement(10)	Mortgage loans held for sale(9)	6/12/2021	$400,000	$—	397,653	—
			$13,900,000	$5,900,000	11,836,905	9,526,652
Early Funding:
9) Early Funding Facility(7)(11)	Mortgage loans held for sale(9)	See disclosure below	$4,000,000	—	2,806,083	2,022,179
10) Early Funding Facility(8)(11)	Mortgage loans held for sale(9)	See disclosure below	$2,500,000	—	1,042,872	493,047
			$6,500,000	—	3,848,955	2,515,226
Total			$20,400,000	$5,900,000	$15,685,860	$12,041,878
_________________________
(1) Subsequent to June 30, 2020 this facility was amended to temporarily increase the total line amount to $3,000,000 with $100,000 committed until September 10, 2020. Subsequent to September 10, 2020, the facility will drop to $2,000,000 with $100,000 committed.
(2) This facility will have an overall line size of $1,750,000 with $500,000 committed until September 30, 2020. Subsequent to September 30, 2020, the facility will drop to $1,000,000 with $500,000 committed.
(3) This facility will have an overall line size of $3,250,000 with $1,000,000 committed until December 31, 2020. Subsequent to December 31, 2020 , the facility will drop to $2,750,000 with $1,000,000 committed.
(4) Subsequent to June 30, 2020, this facility was increased to $2,000,000 with $1,700,000 committed maturing July 26, 2021. This facility has a 12-month initial term, which can be extended for 3-months at each subsequent 3-month anniversary from the initial start date.

(5) Subsequent to June 30, 2020, this facility was amended to increase the total line amount to $2,500,000 with $500,000 committed through facility maturity.

(6) Subsequent to June 30, 2020, this facility was amended to temporarily increase the total line amount to $2,000,000 with $1,500,000 committed until December 30, 2020. Subsequent to December 30, 2020, the committed amount will drop to $1,000,000 while the total line amount will remain at $2,000,000.

(7) This facility is an evergreen agreement with no stated termination or expiration date. This agreement can be terminated by either party upon written notice
.
(8) This facility will have an overall line size of $2,500,000, which will be reviewed every 90 days. This agreement is an evergreen agreement with no stated termination or expiration date. This agreement can be terminated by either party upon written notice.

(9) The Company has multiple borrowing facilities in the form of asset sales under agreements to repurchase. These borrowing facilities are secured by mortgage loans held for sale at fair value as the first priority security interest.
(10) The interest rates charged by lenders of the funding facilities under the Master Repurchase Agreements ranged from one-month LIBOR+1.23% to one-month LIBOR+2.30% for the six months ended June 30, 2020 and one-month LIBOR+1.20% to one-month LIBOR+2.30% for the year ended December 31, 2019.

(11) The interest rates charged by lenders for the early funding facilities ranged from one-month LIBOR+0.40% to one-month LIBOR+1.00% for the six months ended June 30, 2020 and one-month LIBOR+0.40% to one-month LIBOR+0.85% for the year ended December 31, 2019.

Other Financing Facilities

Facility Type	Collateral	Maturity	Line Amount	Committed Line Amount	Outstanding Balance June 30, 2020	Outstanding Balance December 31, 2019
Line of Credit Financing Facilities
1) Unsecured line of credit(1)(8)	—	11/1/2024	$1,000,000	$—	$—	$—
2) Unsecured line of credit(2)(8)	—	2/28/2021	175,000	175,000	85,000	90,000
3) Unsecured line of credit(3)	—	6/23/2025	50,000	—	—	—
4) Unsecured line of credit(3)	—	See disclosure below	10,000	—	—	—
5) Revolving credit facility(4)	—	See disclosure below	—	—	—	—
6) MSR line of credit(5)(9)	MSRs	10/22/2021	200,000	—	—	—
7) MSR line of credit(6)(9)	MSRs	See disclosure below	200,000	200,000	75,000	75,000
			$1,635,000	$375,000	$160,000	$165,000
Early Buyout Financing Facility
8) Early buy out facility(7)(10)	Loans/ Advances	6/9/2021	$500,000	$—	$241,752	$196,247
_________________________
(1) This uncommitted, unsecured Revolving Loan Agreement is with RHI. Subsequent to June 30, 2020, this facility was amended to increase the total line amount to $2,000,000 and extend the maturity to July 27, 2025.

(2) Subsequent to June 30, 2020, this facility was terminated at the borrower’s request and a portion of the commitment was rolled in the new revolving credit facility described below in footnote 4 below.

(3) Refer to Note 6. Transactions with Related Parties for additional details regarding this unsecured line of credit

(4) Subsequent to June 30, 2020, a new three-year revolving credit facility was closed. The $950,000 committed facility, which includes a syndicate of banks, expires on August 10, 2023. Subsequent to June 30, 2020, $300,000 was drawn.

(5) This facility's uncommitted line amount is unavailable to draw.
(6) This MSR facility can be drawn upon for corporate purposes and is collateralized by GSE MSRs within our servicing portfolio. This facility has a 5-year total commitment comprised of a 3-year revolving period that expires on April 30, 2022 followed by a 2-year amortization period that expires on April 30, 2024.

(7) This facility provides funding for repurchasing delinquent loans from agency securities loan pools and servicer advances related to the repurchased loans. Effective January 30, 2020, this facility has an overall line size of $500,000 which can be increased to $600,000 at borrower’s request and lender’s acceptance.

(8) The interest rates charged by lenders for the unsecured lines of credit financing facilities ranged from one-month LIBOR+1.25% to one-month LIBOR+2.00% for the six months ended June 30, 2020 and for the year ended December 31, 2019.

(9) The interest rates charged by lenders for the MSR line of credit financing facility ranged from one-month LIBOR+2.25% to one-month LIBOR+4.00% for the six months ended June 30, 2020 and the year ended December 31, 2019.

(10) The interest rate charged by lender for the Early buyout financing facility was one-month LIBOR+1.75% for the six months ended June 30, 2020 and for the year ended December 31, 2019.

Unsecured Senior Notes

Facility Type	Maturity	Interest Rate	Outstanding Balance June 30, 2020	Outstanding Balance December 31, 2019
Unsecured Senior Notes(1)	5/1/2025	5.75%	$1,250,000	$1,250,000
Unsecured Senior Notes(2)	1/15/2028	5.25%	$1,010,000	$1,010,000
Total Senior Notes			$2,260,000	$2,260,000
_________________________
(1) The 2025 Senior Notes are unsecured obligation notes with no asset required to pledge for this borrowing. Unamortized debt issuance costs are presented net against the Senior Notes reducing the $1,250,000 carrying amount on the balance sheet by $8,132 and $8,988 as of June 30, 2020 and December 31, 2019, respectively. At any time on or after May 1, 2020, the Company may redeem the note at its option, in whole or in part, upon not less than 30 nor more than 60 days notice, at the redemption prices equal to the percentage of principal amount set forth below plus accrued and unpaid interest, if any, to but excluding the redemption date, in cash, if redeemed during the twelve-month period beginning on May 1 in the years indicated below:

Year	Percentage
Rest of 2020	102.875%
2021	101.917%
2022	100.958%
2023 and thereafter	100.000%
(2) The 2028 Senior Notes are unsecured obligation notes with no asset required to pledge for this borrowing. Unamortized debt issuance costs and discounts are presented net against the Senior Notes reducing the $1,010,000 carrying amount on the balance sheet by $8,838 and $7,309 as of June 30, 2020, respectively and $9,421 and $7,800 as of December 31, 2019, respectively. At any time and from time to time on or after January 15, 2023, the Company may redeem the notes at its option, in whole or in part, upon not less than 30 nor more than 60 days notice, at the redemption prices equal to the percentage of principal amount set forth below plus accrued and unpaid interest, if any, to but excluding the redemption date, in cash, if redeemed during the twelve-month period beginning on January 15 in the years indicated below:

Year	Percentage
2023	102.625%
2024	101.750%
2025	100.875%
2026 and thereafter	100.000%

Refer to Note 2, Fair Value Measurements for information pertaining to the fair value of the Company’s debt as of June 30, 2020 and December 31, 2019.

6. Transactions with Related Parties
The Company has entered into various transactions and agreements with RHI, its subsidiaries, certain other affiliates and related parties (collectively, “Related Parties”). These transactions include providing financing and services as well as obtaining financing and services from these Related Parties.
Financing Arrangements
On January 6, 2017, the Company entered into a $55,983 promissory note with one of the Company’s shareholders (“Shareholder’s Note”). In 2019, the Shareholder’s Note was amended and the accrued interest balance of $1,474 was added to the principal outstanding, increasing the total principal outstanding to $57,457, due on December 31, 2020. In March 2020, the full amount of this note was settled in cash and is no longer outstanding.
As of December 31, 2019, there were other promissory notes outstanding with Related Parties. These notes were settled in full as of June 30, 2020.
On June 9, 2017, Rocket Mortgage and RHI entered into a $300,000 uncommitted and unsecured line of credit (“RHI Line of Credit”). On December 24, 2019 the Company amended the RHI Line of Credit and increased the borrowing capacity to $1,000,000, due on November 1, 2024. Borrowings under the line of credit bear interest at a rate per annum of one month LIBOR plus 1.25%. The line of credit is uncommitted and RHI has sole discretion over advances. The RHI Line of Credit also contains negative covenants which restrict the ability of the Company to incur debt and create liens on certain assets. It also requires the Company to maintain a quarterly combined net income before taxes if adjusted tangible net worth meets certain requirements. At quarter ended June 30, 2020 and the year ended December 31, 2019, there were no outstanding amounts due to RHI pursuant to the RHI Line of Credit. Subsequent to June 30, 2020, the Company amended the RHI Line of Credit and increased the borrowing capacity to $2,000,000, due on July 27, 2025.
On January 10, 2019, RockLoans Opportunities LLC and RHI Opportunities, a subsidiary of RHI, entered into a $10,000 agreement for a perpetual uncommitted, unsecured line of credit (“RHIO Line of Credit”), which provides for financing from RHI Opportunities to the Company. Borrowings under the line of credit bear interest at a rate per annum of 5.00%. The line of credit is uncommitted and RHI has sole discretion over advances. The principal amount of all borrowings is payable in full on demand by RHI Opportunities. The RHIO Line of Credit also contains negative covenants that restrict the ability of RockLoans Opportunities to incur debt in excess of $500 and creates liens on certain assets other than liens securing permitted debt.
On June 23, 2020, Rock Central LLC and RHI Opportunities, a subsidiary of RHI, entered into an additional agreement for an uncommitted, unsecured revolving line of credit ("RHIO 2nd Line of Credit"), which provides for financing from RHI Opportunities to the Company of up to $50,000. The line of credit matures on June 23, 2025. Borrowings under the line of credit bear interest at a rate per annum of one month LIBOR plus 1.25%. The negative covenants of the line of credit restrict the ability of the Company to incur debt and create liens on certain assets. The line of credit also contains customary events of default.

Subsequent to June 30, 2020, the RKT Holdings, LLC and RHI entered into another agreement for an uncommitted, unsecured revolving line of credit ("RHI 2nd Line of Credit’’), which will provide for financing from RHI to the Company of up to $100,000. The line of credit will mature on July 31, 2025. Borrowings under the line of credit will bear interest at a rate per annum of one month LIBOR plus 1.25%. The negative covenants of the line of credit restrict the ability of the Company to incur debt and create liens on certain assets. The line of credit also contains customary events of default.

The amounts receivable from and payable to Related Parties consisted of the following as of:

	June 30, 2020		December 31, 2019
	Principal	Interest Rate(1)	Principal	Interest Rate(1)
Included in Notes receivable and due from affiliates on the Condensed Combined Balance Sheets
Promissory Note—Shareholders Note	$—	—	$57,457	2.38%
Affiliated receivables and other notes	17,028	—	32,489	—
Notes receivable and due from affiliates	$17,028		$89,946
Included in Notes payable and due to affiliates on the Condensed Combined Balance Sheets
RHIO Line of Credit	$9,000	5.00%	$10,000	5.00%
Affiliated payables	52,192	—	25,082	—
Notes payable and due to affiliates	$61,192		$35,082
_________________________
(1) Interest incurred and accrued is based on a margin over 30-day LIBOR as of the date of advance.
Services, Products and Other Transactions
We have entered into transactions and agreements to provide certain services to RHI, its subsidiaries and certain other affiliates of our majority shareholder. We recognized revenue of $1,920 and $2,283 in the three months ended June 30, 2020 and 2019, respectively, and revenue of $3,755 and $3,887 in the six months ended June 30, 2020 and 2019, respectively, for the performance of these services, which was included in other income. Related Party receivables were $17,028 and $29,431 as of June 30, 2020 and December 31, 2019, respectively. We have also entered into transactions and agreements to purchase certain services, products and other transactions from certain subsidiaries of RHI and affiliates of our majority shareholder. We incurred expenses of $23,258 and $12,706 in the three months ended June 30, 2020 and 2019, respectively and expenses of $38,181 and $21,276 in the six months ended June 30, 2020 and 2019, respectively, for these products, services and other transactions, which are included in general and administrative expenses. Related party payables, which is recorded in notes payable and due to affiliates, were $52,192 and $25,082 as of June 30, 2020 and December 31, 2019, respectively.
Lease Transactions with Related Parties
The Company is a party to lease agreements for certain offices, including our headquarters in Detroit, with various affiliates of Bedrock Management Services LLC (“Bedrock”), a related party, and other related parties of the Company. During the three months ended June 30, 2020 and 2019, we incurred expenses totaling $17,560 and $17,380, respectively, and for the six months ended June 30, 2020 and 2019, we incurred expenses totaling $33,957 and $34,775, respectively, for these properties.

7. Other Assets

Other assets consist of the following:

	June 30,	December 31,
	2020	2019
Margin call receivable from counterparty	$195,932	$3,697
Mortgage production related receivables	154,225	157,276
Disbursement funds advanced	82,391	56,721
Non-production-related receivables	64,456	35,530
Prepaid expenses	61,387	62,199
Ginnie Mae buyouts	59,961	78,174
Goodwill and other intangible assets	38,079	40,261
Other real estate owned	1,653	1,619
Other	56,705	64,181
Total other assets	$714,789	$499,658

8. Income Taxes

The components of income (loss) tax expense (benefit) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Total income before income (loss) taxes and non-controlling interest	$3,481,880	$(54,259)	$3,579,896	$(354,608)
Total provision for (benefit from) income taxes	$20,669	$(283)	$21,405	$(1,287)
Effective tax provision rate	0.59%	0.52%	0.60%	0.36%
The Combined Businesses of the Company is comprised of qualified Subchapter S subsidiary corporations and single member LLCs, which are generally not subject to U.S. Federal or state income taxes. Accordingly, its operating results are included in the income tax returns of its shareholders. However, certain states in which the Company operates have entity-level income taxes that are not passed to the shareholders. Accordingly, income tax expense is accrued for such entity-level income taxes.
For interim tax reporting, we estimate one single effective tax rate for tax jurisdictions not subject to a valuation allowance, which is applied to the year-to-date ordinary income/(loss). Tax effects of significant unusual or infrequently occurring items are excluded from the estimated annual effective tax rate calculation and recognized in the interim period in which they occur.

As part of the completion of the IPO, the Company will become a C-Corporation and will be subject to U.S. Federal, state and local income taxes with respect to its allocable share of net taxable income of Holdings. In addition, certain subsidiaries of Holdings will also be subject to U.S. Federal, state, local and Canadian income taxes.

9. Derivative Financial Instruments

The Company enters into interest rate lock commitments (“IRLCs”), forward commitments to sell mortgage loans and forward commitments to purchase loans, which are considered derivative financial instruments. These items are accounted for as free-standing derivatives and are included in the condensed combined balance sheets at fair value. The Company treats all of its derivative instruments as economic hedges; therefore, none of its derivative instruments qualify for designation as accounting hedges. Changes in the fair value of the IRLCs and forward commitments to sell mortgage loans are recorded in current period earnings and are included in gain on sale of loans, net in the Condensed Combined Statements of Income and Comprehensive Income. Forward commitments to purchase mortgage loans are recognized in current period earnings and are included in gain on sale of loans in the Condensed Combined Statements of Income and Comprehensive Income.
The Company enters into IRLCs to fund residential mortgage loans with its potential borrowers. These commitments are binding agreements to lend funds to these potential borrowers at specified interest rates within specified periods of time.
The fair value of IRLCs is derived from the fair value of similar mortgage loans or bonds, which is based on observable market data. Changes to the fair value of IRLCs are recognized based on changes in interest rates, changes in the probability that the commitment will be exercised, and the passage of time. The expected net future cash flows related to the associated servicing of the loan are included in the fair value measurement of rate locks.
IRLCs and uncommitted mortgage loans held for sale expose the Company to the risk that the value of the mortgage loans held and mortgage loans underlying the commitments may decline due to increases in mortgage interest rates during the life of the commitments. To protect against this risk, the Company uses forward loan sale commitments to economically hedge the risk of potential changes in the value of the loans. These derivative instruments are recorded at fair value. The Company expects that the changes in fair value of these derivative financial instruments will either fully or partially offset the changes in fair value of the IRLCs and uncommitted mortgage loans held for sale. The changes in the fair value of these derivatives are recorded in gain on sale of loans, net.
MSR assets (including the MSR value associated with outstanding IRLCs) that the Company plans to sell expose the Company to the risk that the value of the MSR asset may decline due to decreases in mortgage interest rates prior to the sale of these assets. To protect against this risk, the Company uses forward loan purchase commitments to economically hedge the risk of potential changes in the value of MSR assets that have been identified for sale. These derivative instruments are recorded at fair value. The Company expects that the changes in fair value of these derivative financial instruments will either fully or partially offset the changes in fair value of the MSR assets the Company intends to sell. The changes in fair value of these derivatives are recorded in the change in fair value of MSRs, net.
Forward commitments include to be announced (“TBA”) mortgage backed securities that have been aggregated at the counterparty level for presentation and disclosure purposes. Counterparty agreements contain a legal right to offset amounts due to and from the same counterparty under legally enforceable master netting agreements to settle with the same counterparty, on a net basis, as well as the right to obtain cash collateral. Forward commitments also include commitments to sell loans to counterparties and to purchase loans from counterparties at determined prices. Refer to Note 9, Derivative Financial Instruments for further information.
The Company uses forward commitments in hedging the interest rate risk exposure on its fixed and adjustable rate commitments. Utilization of forward commitments involves some degree of basis risk. Basis risk is defined as the risk that the hedged instrument’s price does not move in parallel with the increase or decrease in the market price of the hedged financial instrument. The Company calculates an expected hedge ratio to mitigate a portion of this risk. The Company’s derivative instruments are not designated as accounting hedging instruments, and therefore, changes in fair value are recorded in current period earnings. Hedging gains and losses are included in gain on sale of loans, net in the Combined Statements of Income and Comprehensive Income.

Net hedging losses were as follows:

	Three Months Ended June 30,		Six months ended June 30,
	2020(1)	2019	2020(1)	2019
Hedging losses	$(510,804)	$(598)	$(1,507,788)	$(34,453)
_________________________
(1) Includes the change in fair value related to derivatives economically hedging MSRs identified for sale.

Refer to Note 2, Fair Value Measurements, for additional information on the fair value of derivative financial instruments.
Notional and Fair Value
The notional and fair values of derivative financial instruments not designated as hedging instruments were as follows:

	Notional Value	Derivative Asset	Derivative Liability
Balance at June 30, 2020:
IRLCs, net of loan funding probability(1)	$46,035,933	$2,393,764	$—
Forward commitments(2)	$57,969,480	$6,328	$351,261
Balance at December 31, 2019:
IRLCs, net of loan funding probability(1)	$15,439,960	$508,135	$—
Forward commitments(2)	$26,637,275	$3,838	$43,794
________________________
(1) IRLCs are also discussed in Note 10, Commitments, Contingencies, and Guarantees.
(2) Includes the fair value and notional value related to derivatives economically hedging MSRs identified for sale.
Counterparty agreements for forward commitments contain master netting agreements. The table below presents the gross amounts of recognized assets and liabilities subject to master netting agreements. The Company had $195,932 and $3,697 of cash pledged to counterparties related to these forward commitments at June 30, 2020 and December 31, 2019, respectively, classified in other assets in the Condensed Combined Balance Sheets. As of June 30, 2020 and December 31, 2019, there was no cash on our balance sheet from the respective counterparties. Margins received by the Company are classified in other liabilities in the Condensed Combined Balance Sheets.

	Gross Amount of Recognized Assets or Liabilities	Gross Amounts Offset in the Condensed Combined Balance Sheet	Net Amounts Presented in the Condensed Combined Balance Sheet
Offsetting of Derivative Assets
Balance at June 30, 2020:
Forward commitments	$15,786	$(9,458)	$6,328
Balance at December 31, 2019:
Forward commitments	$6,690	$(2,852)	$3,838
Offsetting of Derivative Liabilities
Balance at June 30, 2020:
Forward commitments	$(555,239)	$203,978	$(351,261)
Balance at December 31, 2019:
Forward commitments	$(89,389)	$45,595	$(43,794)

Counterparty Credit Risk

Credit risk is defined as the possibility that a loss may occur from the failure of another party to perform in accordance with the terms of the contract, which exceeds the value of existing collateral, if any. The Company attempts to limit its credit risk by dealing with creditworthy counterparties and obtaining collateral where appropriate.
The Company is exposed to credit loss in the event of contractual nonperformance by its trading counterparties and counterparties to its various over-the-counter derivative financial instruments noted in the above Notional and Fair Value discussion. The Company manages this credit risk by selecting only counterparties that it believes to be financially strong, spreading the credit risk among many such counterparties, placing contractual limits on the amount of unsecured credit extended to any single counterparty, and entering into netting agreements with the counterparties as appropriate.
The master netting agreements contain a legal right to offset amounts due to and from the same counterparty. Derivative assets in the Condensed Combined Balance Sheets represent derivative contracts in a gain position net of loss positions with the same counterparty and, therefore, also represent the Company’s maximum counterparty credit risk. The Company incurred no credit losses due to nonperformance of any of its counterparties during the six months ended June 30, 2020 and 2019.
10. Commitments, Contingencies, and Guarantees
Interest Rate Lock Commitments
IRLCs are agreements to lend to a client as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company evaluates each client’s creditworthiness on a case-by-case basis.
The number of days from the date of the IRLC to expiration of fixed and variable rate lock commitments outstanding at June 30, 2020 and December 31, 2019 was approximately 44 days on average.
The UPB of IRLCs was as follows:

	June 30, 2020		December 31, 2019
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
IRLCs	$60,868,152	$1,299,825	$20,577,282	$974,693
Commitments to Sell Mortgage Loans
In the ordinary course of business, the Company enters into contracts to sell existing mortgage loans held for sale into the secondary market at specified future dates. The amount of commitments to sell existing loans at June 30, 2020 and December 31, 2019 was $4,106,301 and $2,859,710, respectively.
Commitments to Sell Loans with Servicing Released
In the ordinary course of business, the Company enters into contracts to sell the MSRs of certain newly originated loans on a servicing released basis. In the event that a forward commitment is not filled and there has been an unfavorable market shift from the date of commitment to the date of settlement, the Company is contractually obligated to pay a pair-off fee on the undelivered balance. There were $2,747 and $78,446 of loans committed to be sold servicing released at June 30, 2020 and December 31, 2019, respectively.

Investor Reserves
The following presents the activity in the investor reserves:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Balance at beginning of period	$55,667	$56,645	$54,387	$56,943
Provision for (benefit from) investor reserves	7,786	(1,145)	9,363	(652)
Premium recapture and indemnification losses paid	(441)	(258)	(738)	(1,049)
Balance at end of period	$63,012	$55,242	$63,012	$55,242
The maximum exposure under the Company’s representations and warranties would be the outstanding principal balance and any premium received on all loans ever sold by the Company, less any loans that have already been paid in full by the mortgagee, that have defaulted without a breach of representations and warranties, that have been indemnified via settlement or make-whole, or that have been repurchased. Additionally, the Company may receive relief of certain representation and warranty obligations on loans sold to Fannie Mae or Freddie Mac on or after January 1, 2013 if Fannie Mae or Freddie Mac satisfactorily concludes a quality control loan file review or if the borrower meets certain acceptable payment history requirements within 12 or 36 months after the loan is sold to Fannie Mae or Freddie Mac.
Property Taxes, Insurance, and Principal and Interest Payable
As a service to its clients, the Company administers escrow deposits representing undisbursed amounts received for payment of property taxes, insurance and principal, and interest on mortgage loans held for sale. Cash held by the Company for property taxes and insurance was $4,139,441 and $2,617,016, and for principal and interest was $9,834,764 and $6,726,793 at June 30, 2020 and December 31, 2019, respectively. These amounts are not considered assets of the Company and, therefore, are excluded from the Condensed Combined Balance Sheets. The Company remains contingently liable for the disposition of these deposits.
Guarantees
As of June 30, 2020 and December 31, 2019, the Company guaranteed the debt of another related party totaling $15,000, consisting of three separate guarantees of $5,000 each. As of June 30, 2020 and December 31, 2019, the Company did not record a liability on the Condensed Combined Balance Sheets for these guarantees because it was not probable that the Company would be required to make payments under these guarantees.
Trademark License
The Company has a perpetual trademark license agreement with a third-party entity. This agreement requires annual payments by the Company based upon the income from the sale of loans generated under the Quicken Loans brand. Total licensing fees incurred and paid were $1,875 for each of the three months ended June 30, 2020 and 2019, and $3,750 for the six months ended June 30, 2020 and 2019, which is the maximum amount allowable under the contract for the periods indicated and is classified in other expenses in the Condensed Combined Statements of Income and Comprehensive Income.
Legal
Rocket Companies, among other things, engages in mortgage lending, title and settlement services, and other financial technology services. Rocket Companies operates in a highly regulated industry and is routinely subject to various legal and administrative proceedings concerning matters that arise in the normal and ordinary course of business, including inquires, complaints, subpoenas, audits, examinations, investigations and potential enforcement actions from regulatory agencies and state attorney generals; state and federal lawsuits and putative class actions; and other litigation. Periodically, we assess our potential liabilities and contingencies in connection with outstanding legal and administrative proceedings utilizing the latest information available. While it is not possible to predict the outcome of any of these matters, based on our assessment of the facts and circumstances, we do not believe any of these matters, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations or cash flows. However, actual outcomes may differ from those expected and could have a material effect on our financial position, results of operations or cash flows in a future period. Rocket Companies accrues for losses when they are probable to occur and such losses are reasonably estimable. Legal costs expected to be incurred are accounted for as they are incurred.
In 2018 an initial judgment was entered against the Quicken Loans and Amrock, formerly known as Title Source, Inc., for a certified class action lawsuit filed in the U.S. District Court of the Northern District of West Virginia. The lawsuit alleged that the defendants violated West Virginia state law by unconscionably inducing them (and a class of other West Virginians who received loans through Quicken Loans and appraisals through Amrock) into loans by including the borrower’s own estimated home values on appraisal order forms. The judge has ruled in favor of the plaintiffs on liability and the case is currently on appeal to the U.S. Court of Appeals for the Fourth Circuit. Quicken Loans and Amrock believe an unfavorable outcome to be reasonably possible but not probable based on rulings by the court, advice of counsel, their respective defenses, and other developments with an aggregate possible range of loss to be between zero and $15,000.
Quicken Loans is also defending itself against five putative Telephone Consumer Protection Act (“TCPA”) class action lawsuits. Quicken Loans denies the allegations in these cases and intends to vigorously defend itself. Quicken Loans has filed, or intends to file, a dispositive motion in each of these matters which, if granted, would result in a finding of no liability. Quicken Loans does not believe a loss is probable; therefore, no reserve has been recorded related to these matters. A range of possible loss cannot be estimated with any degree of reasonable certainty.
Amrock is currently involved in civil litigation related to a business dispute between Amrock and HouseCanary, Inc. (“HouseCanary”). The lawsuit was filed on April 12, 2016, by Amrock—Title Source, Inc. v. HouseCanary, Inc., No. 2016-CI-06300 (37th Civil District Court, San Antonio, Texas)—and included claims against HouseCanary for breach of contract and fraudulent inducement stemming from a contract between Amrock and HouseCanary whereby HouseCanary was obligated to provide Amrock with appraisal and valuation software and services. HouseCanary filed counterclaims against Amrock for, among other things, breach of contract, fraud, and misappropriation of trade secrets. On March 14, 2018, following trial of the claims in the lawsuit, a Bexar County, Texas, jury awarded $706,200 in favor of HouseCanary and rejected Amrocks’ claims against HouseCanary. The district court entered judgment in favor of HouseCanary and against Amrock for an aggregate of $739,600 (consisting of $235,400 in actual damages; $470,800 in punitive damages; $28,900 in prejudgment interest; and $4,500 in attorney fees). On appeal (No. 04-19-00044-CV, Fourth Court of Appeals, San Antonio, Texas), the court of appeals affirmed judgment of no-cause on Amrock’s claim for breach of contract, but reversed judgment on HouseCanary’s misappropriation of trade secrets and fraud claims and remanded the case for a new trial on HouseCanary’s claims. It is possible that one (or both) of the parties could seek additional appellate review of the court of appeals’ decision. The outcome of this matter remains uncertain, and the ultimate resolution of the litigation may be several years in the future. If the case is tried again, Amrock intends to present new evidence, including evidence revealed by whistleblowers who came forward with evidence that undermined HouseCanary’s claims after the conclusion of the original trial, and to vigorously defend against this case and any subsequent actions.
Quicken Loans and Rocket Homes are defending themselves against a tagalong lawsuit filed by HouseCanary that also includes claims for misappropriation of trade secrets. That case is in its early stages and is stayed pending a resolution of Quicken Loans’ and Rocket Homes’ dispositive motion.
In addition to the matters described above, Rocket Companies are subject to other legal proceedings arising from the ordinary course of business. The ultimate outcome of these or other actions or proceedings, including any monetary awards against the companies, is uncertain and there can be no assurance as to the amount of any such potential awards.
There are no recorded reserves related to potential damages in connection with any of the above legal proceedings, as any potential loss is not currently probable and reasonably estimable under U.S. GAAP. The ultimate outcome of these or other actions or proceedings, including any monetary awards against one or more of the Rocket Companies, is uncertain and there can be no assurance as to the amount of any such potential awards. The Rocket Companies will incur defense costs and other expenses in connection with the lawsuits. Plus, if a judgment for money that exceeds specified thresholds is rendered against a Rocket Company or Rocket Companies and it or they fail to timely pay, discharge, bond or obtain a stay of execution of such judgment, it is possible that one or more of the Rocket Companies could be deemed in default of loan funding facilities and other agreements governing indebtedness. If the final resolution of any such litigation is unfavorable in one or more of these actions, it could have a material adverse effect on a Rocket Company’s or the Rocket Companies’ business, liquidity, financial condition, cash flows and results of operations.

11. Minimum Net Worth Requirements
Certain secondary market investors and state regulators require the Company to maintain minimum net worth and capital requirements. To the extent that these requirements are not met, secondary market investors and/or the state regulators may utilize a range of remedies including sanctions, and/or suspension or termination of selling and servicing agreements, which may prohibit the Company from originating, securitizing or servicing these specific types of mortgage loans.
Rocket Mortgage is subject to the following minimum net worth, minimum capital ratio and minimum liquidity requirements established by the Federal Housing Finance Agency (“FHFA”) for Fannie Mae and Freddie Mac Seller/Servicers, and Ginnie Mae for single family issuers. Furthermore, refer to Note 5, Borrowings for additional information regarding compliance with all covenant requirements.
Minimum Net Worth
The minimum net worth requirement for Fannie Mae and Freddie Mac is defined as follows:
• Base of $2,500 plus 25 basis points of outstanding UPB for total loans serviced.
• Adjusted/Tangible Net Worth comprises of total equity less goodwill, intangible assets, affiliate receivables and certain pledged assets.
The minimum net worth requirement for Ginnie Mae is defined as follows:
• Base of $2,500 plus 35 basis points of the issuer’s total single-family effective outstanding obligations.
• Adjusted/Tangible Net Worth is defined as total equity less goodwill, intangible assets, affiliate receivables and certain pledged assets. Effective for fiscal year 2020, under the Ginnie Mae MBS Guide, the issuers will no longer be permitted to include deferred tax assets when computing the minimum net worth requirements.
Minimum Capital Ratio
• For Fannie Mae, Freddie Mac and Ginnie Mae the Company is also required to hold a ratio of Adjusted/Tangible Net Worth to Total Assets greater than 6%.
Minimum Liquidity
The minimum liquidity requirement for Fannie Mae and Freddie Mac is defined as follows:
• 3.5 basis points of total Agency servicing.
• Incremental 200 basis points of total nonperforming Agency, measured as 90+ delinquencies, servicing in excess of 6% of the total Agency servicing UPB.
• Allowable assets for liquidity may include: cash and cash equivalents (unrestricted), available for sale or held for trading investment grade securities (e.g., Agency MBS, Obligations of GSEs, US Treasury Obligations); and unused/available portion of committed servicing advance lines.
The minimum liquidity requirement for Ginnie Mae is defined as follows:
• Maintain liquid assets equal to the greater of $1,000 or 10 basis points of our outstanding single-family MBS.
The most restrictive of the minimum net worth and capital requirements require the Company to maintain a minimum adjusted net worth balance of $1,698,906 and $1,179,928 as of June 30, 2020 and December 31, 2019, respectively. As of June 30, 2020 and December 31, 2019, the Company was in compliance with this requirement.

12. Segments
The Company’s Chief Executive Officer, who has been identified as its Chief Operating Decision Maker (“CODM”), has evaluated how the Company views and measures its performance. ASC 280, Segment Reporting establishes the standards for reporting information about segments in financial statements. In applying the criteria set forth in that guidance, the Company has determined that it has two reportable segments—Direct to Consumer and Partner Network. The key factors used to identify these reportable segments are the organization and alignment of the Company’s internal operations and the nature of its marketing channels which drive client acquisition into the mortgage ecosystem. This determination reflects how its CODM monitors performance, allocates capital and makes strategic and operational decisions. The Company’s segments are described as follows:
Direct to Consumer
        In the Direct to Consumer segment, clients have the ability to interact with the Rocket Mortgage app and/or with the Company’s mortgage bankers. The Company markets to potential clients in this segment through various performance marketing channels. The Direct to Consumer segment derives revenue from originating, closing, selling and servicing predominantly agency-conforming loans, which are pooled and sold to the secondary market. This also includes providing title insurance services, appraisals and settlement services to these clients as part of the Company’s end-to-end mortgage origination experience it provides to its clients. Servicing activities are fully allocated to the Direct to Consumer segment as they are viewed as an extension of the client experience with the primary objective being to establish and maintain positive, regular touchpoints with our clients, which positions the Company to recapture the clients’ next refinance or purchase mortgage transaction. These activities position the Company to be the natural choice for clients’ next refinance or purchase transaction.

Partner Network
The Rocket Pro platform supports the Partner Network segment and enables the ability to offer mortgage solutions with a superior client experience. The Company’s two primary types of partnerships are marketing and influencer. Marketing partnerships consist of well-known, consumer-focused companies that find value in the Company’s award-winning client experience and want to offer their clients mortgage solutions with our trusted, widely recognized brand. Influencer partnerships are typically with companies that employ licensed mortgage professionals who find value in our client experience, technology and efficient mortgage process. In some cases, mortgages are not their primary offering.

Other Information About Our Segments
The Company does not allocate assets to its reportable segments as they are not included in the review performed by the CODM for purposes of assessing segment performance and allocating resources. The balance sheet is managed on a consolidated basis and is not used in the context of segment reporting.
The Company also reports an “all other” category that includes operations from Rocket Homes, Rock Connections, Core Digital Media, Rocket Loans, and includes professional service fee revenues from related parties. These operations are neither significant individually nor in aggregate and therefore do not constitute a reportable segment.

Key operating data for our business segments for the three months ended:

Three Months Ended June 30, 2020	Direct to Consumer	Partner Network	Segments Total	All Other	Total
Revenues
Gain on sale	$4,020,492	$734,662	$4,755,154	$(1,570)	$4,753,584
Interest income	51,012	26,376	77,388	651	78,039
Interest expense on funding facilities	(35,397)	(18,302)	(53,699)	(57)	(53,756)
Servicing fee income	248,873	—	248,873	969	249,842
Changes in fair value of MSRs	(552,843)	—	(552,843)	—	(552,843)
Other income	206,538	39,859	246,397	315,868	562,265
Total U.S. GAAP Revenue	$3,938,675	$782,595	$4,721,270	$315,861	$5,037,131
Plus: Decrease in MSRs due to valuation assumptions	274,377	—	274,377	—	274,377
Adjusted revenue	$4,213,052	$782,595	$4,995,647	$315,861	$5,311,508
Directly attributable expenses	948,900	139,140	1,088,040	128,463	1,216,503
Contribution margin	$3,264,152	$643,455	$3,907,607	$187,398	$4,095,005

Six Months Ended June 30, 2020	Direct to Consumer	Partner Network	Segments Total	All Other	Total
Revenues
Gain on sale	$5,631,324	$938,109	$6,569,433	$6,260	$6,575,693
Interest income	98,322	51,947	150,269	1,812	152,081
Interest expense on funding facilities	(60,782)	(32,023)	(92,805)	(410)	(93,215)
Servicing fee income	504,863	—	504,863	2,072	506,935
Changes in fair value of MSRs	(1,544,095)	—	(1,544,095)	—	(1,544,095)
Other income	351,561	59,469	411,030	395,537	806,567
Total U.S. GAAP Revenue	$4,981,193	$1,017,502	$5,998,695	$405,271	$6,403,966
Plus: Decrease in MSRs due to valuation assumptions	1,017,704	—	1,017,704	—	1,017,704
Adjusted revenue	$5,998,897	$1,017,502	$7,016,399	$405,271	$7,421,670
Directly attributable expenses	1,729,520	231,084	1,960,604	176,750	2,137,354
Contribution margin	$4,269,377	$786,418	$5,055,795	$228,521	$5,284,316

Three Months Ended June 30, 2019	Direct to Consumer	Partner Network	Segments Total	All Other	Total
Revenues
Gain on sale	$997,707	$101,918	$1,099,625	$12,834	$1,112,459
Interest income	38,930	21,842	60,772	813	61,585
Interest expense on funding facilities	(20,585)	(11,374)	(31,959)	(471)	(32,430)
Servicing fee income	240,002	—	240,002	253	240,255
Changes in fair value of MSRs	(598,262)	—	(598,262)	—	(598,262)
Other income	98,747	3,255	102,002	51,936	153,938
Total U.S. GAAP Revenue	$756,539	$115,641	$872,180	$65,365	$937,545
Plus: Decrease in MSRs due to valuation assumptions	391,348	—	391,348	—	391,348
Adjusted revenue	$1,147,887	$115,641	$1,263,528	$65,365	$1,328,893
Directly attributable expenses	606,186	59,131	665,317	49,808	715,125
Contribution margin	$541,701	$56,510	$598,211	$15,557	$613,768

Six Months Ended June 30, 2019	Direct to Consumer	Partner Network	Segments Total	All Other	Total
Revenues
Gain on sale	$1,663,481	$152,044	$1,815,525	$24,180	$1,839,705
Interest income	73,330	33,878	107,208	1,429	108,637
Interest expense on funding facilities	(37,807)	(17,400)	(55,207)	(836)	(56,043)
Servicing fee income	463,345	—	463,345	1,516	464,861
Changes in fair value of MSRs	(1,073,963)	—	(1,073,963)	—	(1,073,963)
Other income	175,466	9,834	185,300	100,820	286,120
Total U.S. GAAP Revenue	$1,263,852	$178,356	$1,442,208	$127,109	$1,569,317
Plus: Decrease in MSRs due to valuation assumptions	712,327	—	712,327	—	712,327
Adjusted revenue	$1,976,179	$178,356	$2,154,535	$127,109	$2,281,644
Directly attributable expenses	1,150,475	102,119	1,252,594	90,915	1,343,509
Contribution margin	$825,704	$76,237	$901,941	$36,194	$938,135
The following table represents a reconciliation of segment contribution margin to combined U.S. GAAP income before taxes for the three months ended:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Contribution margin, excluding change in MSRs due to valuation assumptions	$4,095,005	$613,768	$5,284,316	$938,135
Decrease in MSRs due to valuation assumptions	(274,377)	(391,348)	(1,017,704)	(712,327)
Contribution margin, including change in MSRs due to valuation assumptions	$3,820,628	$222,420	$4,266,612	$225,808
Less expenses not allocated to segments:
Salaries, commissions and team member benefits	$205,100	$140,587	403,950	292,409
General and administrative expenses	90,231	85,223	188,991	184,332
Depreciation and amortization	16,189	17,687	32,304	35,792
Interest and amortization expense on non-funding debt	33,168	33,086	66,275	66,168
Other expenses	(5,940)	96	(4,804)	1,715
Income (loss) before income taxes	$3,481,880	$(54,259)	$3,579,896	$(354,608)

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by reference to, our condensed combined financial statements and the related notes and other information included elsewhere in this Quarterly Report on Form 10-Q (the “Form 10-Q”) and our audited combined financial statements included in our final prospectus filed with the Securities and Exchange Commission (the “SEC”) pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on August 7, 2020 (the “Prospectus”). This discussion and analysis contains forward-looking statements that involve risks and uncertainties which could cause our actual results to differ materially from those anticipated in these forward-looking statements, including, but not limited to, risks and uncertainties discussed under the heading “Special Note Regarding Forward-Looking Statements,” and in Part II. Item 1A. “Risk Factors” and elsewhere in this Form 10-Q and in our Prospectus.

Special Note Regarding Forward-Looking Statements

This Form 10-Q contains forward-looking statements, which involve risks and uncertainties. These forward-looking statements are generally identified by the use of forward-looking terminology, including the terms “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would” and, in each case, their negative or other various or comparable terminology. All statements other than statements of historical facts contained in this Form 10-Q, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth are forward-looking statements. As you read this Form 10-Q, you should understand that these statements are not guarantees of performance or results. They involve known and unknown risks, uncertainties and assumptions, including those described under the heading “Risk Factors” in our Prospectus. Although we believe that these forward-looking statements are based upon reasonable assumptions, you should be aware that many factors, including those described under the heading “Risk Factors” in our Prospectus, could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements.

Our forward-looking statements made herein are made only as of the date of this Form 10-Q. We expressly disclaim any intent, obligation or undertaking to update or revise any forward-looking statements made herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statements are based. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this Form 10-Q.

Executive Summary
We are a Detroit-based company consisting of tech-driven real estate, mortgage and financial service businesses. We are obsessed with helping our clients achieve the American dream of home ownership and financial freedom. Our flagship business, Rocket Mortgage, almost exclusively offers GSE-conforming and government insured mortgage loan products, which are marketed in all 50 states through the internet, national television and other marketing channels. In addition to our mortgage business, we have expanded into complementary industries, such as real estate, personal lending, and auto sales. Our ecosystem is a series of connected businesses centered on delivering better solutions to our clients through our technology and scale. We believe this creates substantial growth opportunities doing “Business.”
Recent Developments
Business Update in Response to Covid- 19 Impact
As of June 30, 2020, clients that have entered into a forbearance plan related to COVID-19 was 98,000 or 5.1% of the total serviced portfolio. Since the end of the second quarter, we’ve seen positive developments in the number of clients entering into forbearance and as of August 31, 2020, the total number of clients in a forbearance plan related to COVID-19 was 96,000 or 4.7% of the portfolio. For more information about our response to the COVID pandemic, see the “Prospectus Summary—Recent Developments” section of our Prospectus.

Three months ended June 30, 2020 summary
For the three months ended June 30, 2020, we originated $72.3 billion in residential mortgage loans, which was a $40.4 billion, or 126.3%, increase from the three months ended June 30, 2019. Our net income was $3,461.2 million for the three months ended June 30, 2020, compared to a net loss of $54.0 million for the three months ended June 30, 2019. Results for the three months ended June 30, 2019 include a $391.3 million decrease in fair value of MSRs due to valuation assumptions. We generated $3,836.9 million of Adjusted EBITDA for the three months ended June 30, 2020, which was an increase of $3,440.6 million, or 868.2%, compared to $396.3 million for the three months ended June 30, 2019. For more information on Adjusted EBITDA, please see “—Non-GAAP Financial Measures” below.

The increase in net income and Adjusted EBITDA was primarily driven by an increase of $3,641.1 million, or 327.3% in gain on sale of loans, net which was driven primarily by the increase in origination volume in 2020 noted above. Other income also increased $408.3 million, or 265.3%, due primarily to revenues generated from Amrock's title insurance services, property valuation and settlement services that were also driven by the increase in origination volume noted above and revenues earned at Rocket Loans from processing 7.4 million unique loan recommendations through the economic injury disaster loans program offered by the Small Business Administration in response to the COVID-19 pandemic, which is not expected to continue in future quarters. These increases were partially offset by an increase in collection/realization of cash flows from MSRs of $71.6 million, or 34.6%, which is a reduction in revenue primarily due to an increase in the volume of loans paid in full prior to their scheduled maturity from our servicing book (referred to as ‘prepayment speed’) in 2020 as compared to 2019. In addition, 2020 results include increased expenses associated with higher production levels as compared to 2019 results. The increase in production led to an increase in salaries, commissions and team member benefits of $367.0 million, or 75.4%, primarily due to variable compensation and an increase in team members in production roles to support our continued growth. General and administrative costs also increased by $123.2 million, or 74.5%, in 2020 as compared to 2019 driven primarily by higher loan processing expenses due to increased production as well as expenses associated with supporting the increased revenues from Rocket Loans noted above. Other expenses increased by $119.8 million, or 152.4%, in 2020 as compared to 2019 driven by expenses incurred to support the higher level of title insurance services, property valuation and settlement services due to the increased origination volumes noted above. Other expenses also increased due to an increase in payoff interest expense that resulted from an increase in the volume of loans paid in full prior to their scheduled maturity from our servicing book. When individual loans are paid off, we are required to remit interest for an entire month regardless of the date of payoff; however, clients are only responsible for interest accrued up to the date of payoff. The difference between the interest we are required to remit to investors and the interest we collect from the client as a result of an early payoff is referred to as “payoff interest”.
We retain a majority of the servicing rights associated with our mortgage loan originations. The servicing portfolio is an important asset that helps us build longstanding relationships with our clients and potentially capture future transactions such as their next mortgage origination. We monitor the MSR portfolio on a regular basis seeking to optimize our book by evaluating the risk and return profile of the book. We did not sell any MSR assets during the three-months ended June 30, 2020. As of June 30, 2020, our servicing portfolio, including loans subserviced for others, included approximately $378.2 billion of UPB and 1.9 million client loans. The portfolio primarily consists of high quality performing GSE and government (FHA and VA) loans. As of June 30, 2020, we had approximately 98,000 clients on forbearance plans, which represents approximately 5.1% of our total client serviced loans portfolio. Our delinquent loans (defined as 60-plus days past-due) were 3.71% of our total portfolio. Excluding clients in forbearance plans, our delinquent loans (defined as 60-plus days past-due) were 0.65% as of June 30, 2020.
Six months ended June 30, 2020 summary
For the six months ended June 30, 2020, we originated $124.0 billion in residential mortgage loans, which was a $69.7 billion, or 128.5%, increase from the six months ended June 30, 2019. Our net income was $3,558.5 million for the six months ended June 30, 2020, compared to a net loss of $353.3 million for the six months ended June 30, 2019. Results for the six months ended June 30, 2019 include a $712.3 million decrease in fair value of MSRs due to valuation assumptions, which resulted in a net loss for the period. We generated $4,756.5 million of Adjusted EBITDA for the six months ended June 30, 2020, which was an increase of $4,279.8 million, or 898.0%, compared to $476.6 million for the six months ended June 30, 2019. For more information on Adjusted EBITDA, please see “—Non-GAAP Financial Measures” below.

The increase in net income and Adjusted EBITDA was primarily driven by an increase of $4,736.0 million, or 257.4% in gain on sale of loans, net which was driven primarily by the increase in origination volume in 2020 noted above. Other income also increased $520.4 million, or 181.9%, due primarily to revenues generated from Amrock's title insurance services, property valuation and settlement services that were also driven by the increase in origination volume noted above and revenues earned at Rocket Loans from processing 7.4 million unique loan recommendations through the economic injury disaster loans program offered by the Small Business Administration in response to the COVID-19 pandemic, which is not expected to continue in future quarters. These increases were partially offset by an increase in collection/realization of cash flows from MSRs of $164.8 million, or 45.6%, which is a reduction in revenue primarily due to an increase in the volume of loans paid in full prior to their scheduled maturity from our servicing book (referred to as ‘prepayment speed’) in 2020 as compared to 2019. In addition, 2020 results include increased expenses associated with higher production levels as compared to 2019 results. The increase in production led to an increase in salaries, commissions and team member benefits of $592.7 million, or 62.7%, primarily due to variable compensation and an increase in team members in production roles to support our continued growth. General and administrative costs also increased by $150.9 million, or 45.6%, in 2020 as compared to 2019 driven primarily by higher loan processing expenses due to increased production as well as expenses associated with the increased revenues from Rocket Loans noted above. Other expenses increased by $195.7 million, or 135.8%, in 2020 as compared to 2019 driven by expenses incurred to support the higher level of title insurance services, property valuation and settlement services due to the increased origination volumes noted above. Other expenses also increased due to an increase in payoff interest expense that resulted from an increase in the volume of loans paid in full prior to their scheduled maturity from our servicing book and due to expenses incurred in connection with the sale of MSRs in 2020.

As noted above, we monitor the MSR portfolio on a regular basis seeking to optimize our book by evaluating the risk and return profile of the book. As part of these efforts we sold the servicing on approximately 44,000 loans with $16.3 billion in UPB during the six months ended June 30, 2020. These sales were more than offset by new loans that were added to the MSR portfolio during the period.
Non-GAAP Financial Measures
To provide investors with information in addition to our results as determined by GAAP, we disclose Adjusted Revenue, Adjusted Net Income, and Adjusted EBITDA as non-GAAP measures which management believes provide useful information to investors. These measures are not financial measures calculated in accordance with GAAP and should not be considered as a substitute for revenue, net income, or any other operating performance measure calculated in accordance with GAAP, and may not be comparable to a similarly titled measure reported by other companies.

We define “Adjusted Revenue” as total revenues net of the change in fair value of mortgage servicing rights (“MSRs”) due to valuation assumptions. We define “Adjusted Net Income” as tax-effected earnings before stock--based compensation expense and the change in fair value of MSRs due to valuation assumptions, and the tax effects of those adjustments. We define “Adjusted EBITDA” as earnings before interest and amortization expense on non-funding debt, income tax, and depreciation and amortization, net of the change in fair value of MSRs due to valuation assumptions (net of hedges) and stock-based compensation expense. We exclude from each of these non-GAAP revenues the change in fair value of MSRs due to valuation assumptions (net of hedges) as this represents a non-cash non-realized adjustment to our total revenues, reflecting changes in assumptions including discount rates and prepayment speed assumptions, mostly due to changes in market interest rates, which is not indicative of our performance or results of operation. Adjusted EBITDA includes interest expense on funding facilities, which are recorded as a component of “interest income, net”, as these expenses are a direct cost driven by loan origination volume. By contrast, interest and amortization expense on non-funding debt is a function of our capital structure and is therefore excluded from Adjusted EBITDA.

We believe that the presentation of Adjusted Revenue, Adjusted Net Income and Adjusted EBITDA provides useful information to investors regarding our results of operations because each measure assists both investors and management in analyzing and benchmarking the performance and value of our business. Adjusted Revenue, Adjusted Net Income and Adjusted EBITDA provide indicators of performance that are not affected by fluctuations in certain costs or other items. Accordingly, management believes that these measurements are useful for comparing general operating performance from period to period, and management relies on these measures for planning and forecasting of future periods. Additionally, these measures allow management to compare our results with those of other companies that have different financing and capital structures. However, other companies may define Adjusted Revenue, Adjusted Net Income and Adjusted EBITDA differently, and as a result, our measures of Adjusted Revenue, Adjusted Net Income and Adjusted EBITDA may not be directly comparable to those of other companies.

Although we use Adjusted Revenue, Adjusted Net Income and Adjusted EBITDA as financial measures to assess the performance of our business, such use is limited because they do not include certain material costs necessary to operate our business. Additionally, our definitions of each of Adjusted Revenue, Adjusted Net Income and Adjusted EBITDA allows us to add back certain non-cash charges and deduct certain gains that are included in calculating total revenues, net, net income attributable to Rocket Companies or net income (loss). However, these expenses and gains vary greatly, and are difficult to predict. They can represent the effect of long-term strategies as opposed to short-term results. Adjusted Revenue, Adjusted Net Income and Adjusted EBITDA should be considered in addition to, and not as a substitute for, total revenues, net income attributable to Rocket Companies and net income (loss) in accordance with U.S. GAAP as measures of performance. Our presentation of Adjusted Revenue, Adjusted Net Income and Adjusted EBITDA should not be construed as an indication that our future results will be unaffected by unusual or nonrecurring items.

Adjusted Revenue, Adjusted Net Income and Adjusted EBITDA have limitations as analytical tools, and you should not consider them in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Some of these limitations are:
(a) they do not reflect every cash expenditure, future requirements for capital expenditures or contractual commitments;
(b) Adjusted EBITDA does not reflect the significant interest expense or the cash requirements necessary to service interest or principal payment on our debt;
(c) although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced or require improvements in the future, and Adjusted Revenue, Adjusted Net Income and Adjusted EBITDA do not reflect any cash requirement for such replacements or improvements; and
(d) they are not adjusted for all non-cash income or expense items that are reflected in our statements of cash flows.
Because of these limitations, Adjusted Revenue, Adjusted Net Income and Adjusted EBITDA are not intended as alternatives to total revenue, net income attributable to Rocket Companies or net income (loss) as an indicator of our operating performance and should not be considered as measures of discretionary cash available to us to invest in the growth of our business or as measures of cash that will be available to us to meet our obligations. We compensate for these limitations by using Adjusted Revenue, Adjusted Net Income and Adjusted EBITDA along with other comparative tools, together with U.S. GAAP measurements, to assist in the evaluation of operating performance. See below for reconciliation of these non-GAAP measures to their most comparable U.S. GAAP measures. Additionally, our U.S. GAAP-based measures can be found in the combined financial statements and related notes included elsewhere in this Form 10-Q.

Reconciliation of Adjusted Revenue to Total Revenue, net

Reconciliation of Adjusted Revenue to Total Revenue, net	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2020	2019	2020	2019
Total Revenue, net	$5,037,131	$937,545	$6,403,966	$1,569,317
Change in fair value of MSRs due to valuation assumptions (net of hedges)(1)	274,377	391,348	1,017,704	712,327
Adjusted Revenue	$5,311,508	$1,328,893	$7,421,670	$2,281,644

(1) Reflects changes in assumptions including discount rates and prepayment speed assumptions, mostly due to changes in market interest rates.

Reconciliation of Adjusted Net Income to Net Income Attributable to Rocket Companies

Reconciliation of Adjusted Net Income to Net Income Attributable to Rocket Companies	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2020	2019	2020	2019
Net income (loss) attributable to Rocket Companies	$3,461,647	$(53,651)	$3,559,368	$(352,669)
Adjustment to the (provision for) benefit from income tax(1)	(841,901)	12,916	(865,553)	86,227
Tax-effected net income (loss)(1)	$2,619,746	$(40,735)	$2,693,815	$(266,442)
Non-cash stock compensation expense	31,254	8,459	60,312	16,965
Change in fair value of MSRs due to valuation assumptions (net of hedges)(2)	274,377	391,348	1,017,704	712,327
Tax impact of adjustments(3)	(75,705)	(99,032)	(267,025)	(180,645)
Adjusted Net Income	$2,849,672	$260,040	$3,504,806	$282,205

(1) Rocket Companies will be subject to U.S. Federal income taxes, in addition to state, local and Canadian taxes with respect to its allocable share of any net taxable income of RKT Holdings, LLC ("Holdings"). The adjustment to the provision for income tax reflects the effective tax rates below, assuming the Issuer owns 100% of the non-voting common interest units of Holdings.

	June 30,
	2020	2019
Statutory U.S. Federal Income Tax Rate	21.00%	21.00%
Canadian taxes	0.01%	0.01%
State and Local Income Taxes (net of federal benefit)	3.76%	3.76%
Effective Income Tax Rate	24.77%	24.77%
(2) Reflects changes in assumptions including discount rates and prepayment speed assumptions, mostly due to changes in market interest rates.
(3) Tax impact of adjustments gives effect to the income tax related to non-cash stock compensation expense and change in fair value of MSRs due to valuation assumptions at the above described effective tax rates for each year.
Reconciliation of Adjusted EBITDA to Net Income

Reconciliation of Adjusted EBITDA to Net Income	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2020	2019	2020	2019
Net income (loss)	$3,461,211	$(53,976)	$3,558,491	$(353,321)
Interest and amortization expense on non-funding debt	33,168	33,086	66,275	66,168
Income tax provision (benefit)	20,669	(283)	21,405	(1,287)
Depreciation and amortization	16,189	17,687	32,304	35,792
Non-cash stock compensation expense	31,254	8,459	60,312	16,965
Change in fair value of MSRs due to valuation assumptions (net of hedges)(1)	274,377	391,348	1,017,704	712,327
Adjusted EBITDA	$3,836,868	$396,321	$4,756,491	$476,644

(1) Reflects changes in assumptions including discount rates and prepayment speed assumptions, mostly due to changes in market interest rates.

Key Performance Indicators
We monitor a number of key performance indicators to evaluate the performance of our business operations. Our loan production key performance indicators enable us to monitor our ability to generate gain on sale revenue as well as understand how our performance compares to the total mortgage origination market. Our servicing portfolio key performance indicators enable us to monitor the overall size of our servicing book of business, the related value of our mortgage servicing rights, and the health of the business as measured by the average MSR delinquency rate. Other key performance indicators for other Rocket Companies allow us to monitor both revenues and unit sales generated by these businesses. We also include Rockethomes.com average unique monthly visits, as we believe traffic on the site is an indicator of consumer interest.

The following summarizes key performance indicators of the business:

	Three Months Ended June 30,		Six Months Ended June 30,
(Units and $ in thousands)	2020	2019	2020	2019
Rocket Mortgage(1)
Loan Production Data
Closed loan origination volume	$72,323,981	$31,961,461	$124,027,813	$54,280,252
Direct to Consumer origination volume	45,792,369	19,911,116	77,552,097	35,328,853
Partner Network origination volume	26,531,612	12,050,345	46,475,716	18,951,399
Total Market Share	7.79%	6.05%	8.32%	6.57%
Gain on sale margin(2)	5.19%	3.23%	4.45%	2.97%
Servicing Portfolio Data
Total serviced UPB (includes subserviced)	$378,156,838	$338,742,098	$378,156,838	$338,742,098
Total loans serviced (includes subserviced)	1,930.1	1,822.3	1,930.1	1,822.3
MSR fair value multiple(3)	2.13	2.95	2.13	2.95
Total serviced delinquency rate, excluding loans in forbearance (60+)	0.65%	0.72%	0.65%	0.72%
Total serviced MSR delinquency rate (60+)	3.71%	0.72%	3.71%	0.72%
Other Rocket Companies
Amrock settlement transactions	240.4	88.8	406.3	162.7
Rocket Homes real estate transactions	7.0	8.8	13.0	14.8
Rockethomes.com average unique monthly visits(4)	359.7	171.8	315.5	100.9
Rocket Loans closed units(5)	1.5	6.5	5.4	11.0
Rocket Auto car sales	6.4	3.8	14.6	7.3
Core Digital Media client inquiries generated	1,261	1,486	2,680	3,223
Total Other Rocket Companies gross revenue	$626,560	$216,632	$929,202	$416,611
Total Other Rocket Companies net revenue(6)	$553,868	$149,782	$779,651	$274,885

_________________________
(1) Rocket Mortgage origination volume, market share, and margins exclude all reverse mortgage activity.
(2) Gain on sale margin is the gain on sale of loans, net divided by net rate lock volume for the period, excluding all reverse mortgage activity. Gain on sale of loans, net includes the net gain on sale of loans, fair value of originated MSRs, and fair value adjustment on loans held for sale, divided by the UPB of loans subject to IRLC’s during the applicable period.
(3) MSR fair market value multiple is a metric used to determine the relative value of the MSR asset in relation to the annualized retained servicing fee, which is the cash that the holder of the MSR asset would receive from the portfolio as of such date. It is calculated as the quotient of (a) the MSR fair market value as of a specified date divided by (b) the weighted average annualized retained servicing fee for our MSR portfolio as of such date. The weighted average annualized retained servicing fee for our MSR portfolio was 0.310% and 0.303% for the three months ended June 30, 2020 and 2019, respectively. The vast majority of our portfolio consists of originated MSRs and consequently, the impact of purchased MSRs does not have a material impact on our weighted average service fee.

(4) Rockethomes.com average unique monthly visits is calculated by a third party service that monitors website activity. This metric does not have a direct correlation to revenues and is used primarily to monitor consumer interest in the Rockethomes.com site.
(5) In addition to the closed loans Rocket Loans disclosed here, as noted above, during the three and six months ended June 30, 2020, we also processed more than 7.4 million unique loan recommendations through the economic injury disaster loans program offered by the Small Business Administration.

(6) Net revenue presented above is calculated as gross revenues less intercompany revenue eliminations. A significant portion of the other Rocket Companies revenues is generated through intercompany transactions. These intercompany transactions take place with entities that are part of our ecosystem. Consequently, we view gross revenue of individual other Rocket Companies as a key performance indicator, and we consider net revenue of other Rocket Companies on a combined basis.
Description of Certain Components of Financial Data
Components of revenue
Our sources of revenue include gain on sale of loans, loan servicing income, interest income, and other income.
Gain on sale of loans, net
Gain on sale of loans, net includes all components related to the origination and sale of mortgage loans, including (1) net gain on sale of loans, which represents the premium we receive in excess of the loan principal amount and certain fees charged by investors upon sale of loans into the secondary market, (2) loan origination fees, credits, points and certain costs, (3) provision for or benefit from investor reserves, (4) the change in fair value of interest rate locks (“IRLCs” or “rate lock”) and loans held for sale, (5) the gain or loss on forward commitments hedging loans held for sale and IRLCs, and (6) the fair value of originated MSRs.
An estimate of the gain on sale of loans, net is recognized at the time an IRLC is issued, net of an estimated pull-through factor. The pull-through factor is a key assumption and estimates the loan funding probability, as not all loans that reach IRLC status will result in a closed loan. Subsequent changes in the fair value of IRLCs and mortgage loans held for sale are recognized in current period earnings. When the mortgage loan is sold into the secondary market (i.e., funded), any difference between the proceeds received and the current fair value of the loan is recognized in current period earnings in gain on sale of loans.
Loan origination fees generally include underwriting and processing fees. Loan origination costs include lender paid mortgage insurance, recording taxes, investor fees and other related expenses. Net loan origination fees and costs related to the origination of mortgage loans are recognized as a component of the fair value of IRLCs.
We establish reserves for our estimated liabilities associated with the potential repurchase or indemnity of purchasers of loans previously sold due to representation and warranty claims by investors. Additionally, the reserves are established for the estimated liabilities from the need to repay, where applicable, a portion of the premium received from investors on the sale of certain loans if such loans are repaid in their entirety within a specified time period after the sale of the loans. The provision for or benefit from investor reserves is recognized in current period earnings in gain on sale of loans.
We enter into derivative transactions to protect against the risk of adverse interest rate movements that could impact the fair value of certain assets, including IRLCs and loans held for sale. We primarily use forward loan sales commitments to hedge our interest rate risk exposure. Changes in the value of these derivatives, or hedging gains and losses, are included in gain on sale of loans.
Included in gain on sale of loans, net is also the fair value of originated MSRs, which represents the estimated fair value of MSRs related to loans which we have sold and retained the right to service.

Loan servicing (loss) income, net
The value of newly originated MSRs is recognized as a component of the gain on sale of loans, net when loans are sold and the associated servicing rights are retained. Loan servicing fee income consists of the contractual fees earned for servicing the loans and includes ancillary revenue such as late fees and modification incentives. Loan servicing fee income is recorded to income as earned, which is upon collection of payments from borrowers. We have elected to subsequently measure the MSRs at fair value on a recurring basis. Changes in fair value of MSRs, net primarily due to the realization of expected cash flows and/or changes in valuation inputs and estimates, are recognized in current period earnings. Furthermore, we also include in loan servicing (loss) income, net the gains and losses related to MSRs collateral financing liability and MSRs financing liability.

We regularly perform a comprehensive analysis of the MSR portfolio in order to identify and sell certain MSRs that do not align with our strategy for retaining MSRs. To hedge against interest rate exposure on these assets, we enter into forward loan purchase commitments. Changes in the value of derivatives designed to protect against MSR value fluctuations, or MSR hedging gains and losses, are included as a component of servicing fee loss, net.

Interest income, net

Interest income, net is interest earned on mortgage loans held for sale net of the interest expense paid on our loan funding facilities.
Other income
Other income includes revenues generated from Amrock (title insurance services, property valuation, and settlement services), Rocket Homes (real estate network referral fees), Rocket Auto (auto sales business revenues), Core Digital Media (third party lead generation revenues), Rock Connections (third party sales and support revenues), and professional service fees. The professional service fees represent amounts paid for services provided by Rocket Mortgage to affiliated companies. For additional information on such fees, see “Certain Relationships and Related Party Transactions—Transactions with RHI and other Related Parties” and Note 6, Transactions with Related Parties in the notes to the annual combined financial statements included elsewhere in this prospectus for additional detail. Services are provided primarily in connection with technology, facilities, human resources, accounting, training, and security functions. Other income also includes revenues from investment interest income.
Components of operating expenses
Our operating expenses as presented in the condensed statement of operations data include salaries, commissions and team member benefits, general and administrative expenses, marketing and advertising expenses, and other expenses.
Salaries, commissions and team member benefits
Salaries, commissions and team member benefits include all payroll, benefits, and stock compensation expenses for our team members.
General and administrative expenses
General and administrative expenses primarily include occupancy costs, professional services, loan processing expenses on loans that do not close or that are not charged to clients on closed loans, commitment fees, fees on loan funding facilities, license fees, office expenses and other operating expenses.
Marketing and advertising expenses
Marketing and advertising expenses are primarily related to performance and brand marketing.

Other expenses
Other expenses primarily consist of depreciation and amortization on property and equipment, mortgage servicing related expenses, and state and local income taxes.
Income taxes
Our Combined Businesses include C corporations that have elected to be treated as Subchapter S subsidiary corporations or single member limited liability companies, both of which are disregarded for federal income tax purposes. The RHI shareholders are responsible for the federal income tax liabilities of RHI and the Combined Businesses. Therefore, no provision for federal income taxes is reflected in the historical financial statements.

Provision for income taxes in the combined financial statements are computed using the liability method. Under this method, deferred income taxes are provided for differences between the financial accounting and income tax basis of assets and liabilities. In assessing the need for a valuation allowance, both positive and negative evidence related to the likelihood of realization of the deferred tax assets is considered. If, based on the weight of the available evidence, it is more likely than not that the deferred tax assets will not be realized, a valuation allowance is recorded. Refer to Note 8, Income Taxes of the notes to the interim condensed combined financial statements of this Form 10-Q for further information.

In connection with the completion of this offering and as a result of the reorganization transactions as described in Note 1, Business, Basis of Presentation, and Accounting Policies of the notes to the interim condensed combined financial statements of this Form 10-Q, we will become subject to U.S. federal and certain state taxes applicable to entities treated as corporations for U.S. federal income tax purposes on taxable income attributable to the Company’s interest in Holdings.

Stock-based compensation
Stock-based compensation is comprised of both equity and liability awards and is measured and expensed accordingly under Accounting Standards Codification (“ASC”) 718 Compensation—Stock Compensation. As indicated above, stock-based compensation expense is included as part of salaries, benefits and team member benefits.

Non-Controlling Interest
Our historical financial statements include a non-controlling interest reported since 2018 related to a minority interest in one of our subsidiaries.
In connection with the reorganization transactions, we will be appointed as the sole managing member of Holdings pursuant to Holdings’ limited liability company agreement. Because we will manage and operate the business and control the strategic decisions and day-to-day operations of Holdings and will also have a substantial financial interest in Holdings, we will consolidate the financial results of Holdings, and a portion of our net income (loss) will be allocated to the non-controlling interest to reflect the entitlement of RHI and Dan Gilbert to Holdings’ net income (loss). We will hold approximately 5% of the outstanding Holdings Units (or approximately 6% of the outstanding Holdings Units if the underwriters exercise their option to purchase additional shares in full), and the remaining Holdings Units will be held by RHI and Dan Gilbert.

Results of Operations for the Three and Six Months Ended June 30, 2020 and 2019
Summary of Operations

Condensed Statement of Operations Data	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2020	2019	2020	2019
Revenue
Gain on sale of loans, net	$4,753,584	$1,112,459	$6,575,693	$1,839,705
Servicing fee income	249,842	240,255	506,935	464,861
Change in fair value of MSRs	(552,843)	(598,262)	(1,544,095)	(1,073,963)
Interest income, net	24,283	29,155	58,866	52,594
Other income	562,265	153,938	806,567	286,120
Total revenue, net	5,037,131	937,545	6,403,966	1,569,317
Expenses
Salaries, commissions and team member benefits	853,750	486,768	1,537,200	944,546
General and administrative expenses	288,494	165,343	482,060	331,182
Marketing and advertising expenses	202,198	227,764	420,190	436,661
Interest and amortization expense on non-funding-debt	33,168	33,086	66,275	66,168
Other expenses	198,310	78,560	339,750	144,081
Total expenses	1,575,920	991,521	2,845,475	1,922,638
Net income (loss)	$3,461,211	$(53,976)	$3,558,491	$(353,321)
Net loss attributable to non-controlling interest	436	325	877	652
Net income (loss) attributable to Rocket Companies	$3,461,647	$(53,651)	$3,559,368	$(352,669)

Gain on sale of loans, net
The components of gain on sale of loans for the periods presented were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2020	2019	2020	2019
Net gain on sale of loans(1)	$3,087,003	$673,922	$4,499,134	$1,144,725
Fair value of originated MSRs	669,923	445,663	1,205,342	742,335
Benefit from (provision for) investor reserves	(7,787)	1,145	(9,363)	652
Fair value adjustment gain on loans held for sale and IRLCs	1,458,540	189,837	2,393,868	351,750
Revaluation loss from forward commitments economically hedging loans held for sale and IRLCs	(454,095)	(198,108)	(1,513,288)	(399,757)
Gain on sale of loans, net	$4,753,584	$1,112,459	$6,575,693	$1,839,705

(1) Net gain on sale of loans represents the premium received in excess of the UPB, plus net origination fees.

The table below provides details of the characteristics of our mortgage loan production for each of the periods presented:

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Loan origination volume by type	2020	2019	2020	2019
Conventional Conforming	$58,938,294	$23,541,408	$96,853,180	$40,650,901
FHA/VA	11,014,894	6,684,101	21,803,679	10,841,892
Non Agency	2,370,793	1,735,951	5,370,955	2,787,458
Total mortgage loan origination volume	$72,323,981	$31,961,460	$124,027,814	$54,280,251
Portfolio metrics
Average loan amount	$274	$259	$275	$249
Weighted average loan-to-value ratio	70.64%	76.26%	71.60%	75.76%
Weighted average credit score	754	730	751	732
Weighted average loan rate	3.22%	4.35%	3.36%	4.46%
Percentage of loans sold
To GSEs and government	93.87%	90.08%	93.09%	90.96%
To other counterparties	6.13%	9.92%	6.91%	9.04%
Servicing-retained	94.23%	94.30%	94.76%	95.69%
Servicing-released	5.77%	5.70%	5.24%	4.31%
Net rate lock volume(1)	$91,977,659	$34,109,288	$148,027,603	$61,255,027
Gain on sale margin(2)	5.19%	3.23%	4.45%	2.97%

(1) Net rate lock volume includes the UPB of loans subject to IRLCs, net of the pull-through factor as described in the “—Description of Certain Components of Financial Data” section above.
(2) Gain on sale margin is a ratio of gain on sale of loans, net to the net rate lock volume for the period as described above. Gain on sale of loans, net includes the net gain on sale of loans, fair value of originated MSRs, fair value adjustment gain on loans held for sale and IRLC’s, and revaluation loss from forward commitments economically hedging loans held for sale and IRLCs. This metric is a measure of profitability for our on-going mortgage business and therefore excludes revenues from other Rocket Companies and reverse mortgage activity. See the table above for each of the components of gain on sale of loans, net.
Gain on sale of loans, net was $4,753.6 million for the three months ended June 30, 2020, an increase of $3,641.1 million, or 327.3%, as compared with $1,112.5 million for the three months ended June 30, 2019. The increase in gain on sale of loans, net was primarily driven by an increase in mortgage loan origination volume of $40.4 billion, or 126.3%. The increase also reflects an increase in gain on sale margin from 3.23% to 5.19%, reflecting strong consumer demand for mortgages.
Gain on sale of loans, net was $6,575.7 million for the six months ended June 30, 2020, an increase of $4,736.0 million, or 257.4%, as compared with $1,839.7 million for the six months ended June 30, 2019. The increase in gain on sale of loans, net was primarily driven by increases in mortgage loan origination volume of $69.7 billion, or 128.5%. The increase also reflects an increase in gain on sale margin from 2.97% to 4.45%, reflecting strong consumer demand for mortgages.

Net gain on sales of loans increased $2,413.1 million, or 358.1%, to $3,087.0 million in the three months ended June 30, 2020 compared to $673.9 million in the three months ended June 30, 2019. This was driven by increased mortgage loan origination volume and increase in gain on sale margin noted above.

Net gain on sales of loans increased $3,354.4 million, or 293.0%, to $4,499.1 million in the six months ended June 30, 2020 compared to $1,144.7 million in the six months ended June 30, 2019. This was driven by increased mortgage loan origination volume and increase in gain on sale margin noted above.

The fair value of MSRs originated was $669.9 million for the three months ended June 30, 2020, an increase of $224.2 million, or 50.3%, as compared with $445.7 million during the three months ended June 30, 2019. The increase was primarily due to an increase funded loan volume of $39.6 billion, or 130.6%, from $30.5 billion for the three months ended

June 30, 2019 to $70.3 billion for the three months ended June 30, 2020. The increase in funded loan volume was partially offset as we retained a lower amount of excess servicing on new MSRs during the second quarter of 2020 as compared to the second quarter of 2019.

The fair value of MSRs originated was $1,205.3 million for the six months ended June 30, 2020, an increase of $463.0 million, or 62.4%, as compared with $742.3 million during the six months ended June 30, 2019. The increase was primarily due to an increase funded loan volume of $70.9 billion, or 140.8%, from $50.4 billion for the six months ended June 30, 2019 to $121.3 billion for the six months ended June 30, 2020. The increase in funded loan volume was partially offset as we retained a lower amount of excess servicing on new MSRs during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019.

Gain on sale of loans, net also includes unrealized gains and losses from the fair value changes in mortgage loans held for sale and IRLCs as well as realized and unrealized gains and losses from forward commitments used to hedge the loans held for sale and IRLCs. The net gain from these fair value changes was $1,004.4 million for the three months ended June 30, 2020, compared to a net loss of $8.3 million for the three months ended June 30, 2019 driven by changes in interest rates and loan volume. The net gain from these fair value changes was $880.6 million for the six months ended June 30, 2020, compared to a net loss of $48.0 million for the six months ended June 30, 2019 driven by changes in interest rates and loan volume.

Loan servicing loss, net
For the periods presented, loan servicing loss, net consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2020	2019	2020	2019
Retained servicing fee	$244,125	$231,604	$491,727	$446,946
Subservicing income	1,963	1,551	3,555	3,131
Ancillary income	3,754	7,100	11,653	14,784
Servicing fee income	249,842	240,255	506,935	464,861
Change in valuation model inputs or assumptions	(272,885)	(391,348)	(1,078,421)	(712,327)
Change in fair value of MSR hedge	(1,491)	—	60,718	—
Collection / realization of cash flows	(278,467)	(206,914)	(526,392)	(361,636)
Change in fair value of MSRs	(552,843)	(598,262)	(1,544,095)	(1,073,963)
Loan servicing loss, net	$(303,001)	$(358,007)	$(1,037,160)	$(609,102)

	June 30,
($ in thousands)	2020	2019
MSR UPB of loans serviced	$346,870,713	$318,751,939
Number of MSR loans serviced	1,818,462	1,737,598
UPB of loans subserviced and temporarily serviced	$31,286,125	$19,990,159
Number of loans subserviced and temporarily serviced	111,670	84,717
Total serviced UPB	$378,156,838	$338,742,098
Total loans serviced	1,930,132	1,822,315
MSR fair value	$2,289,209	$2,848,902
Total serviced delinquency rate, excluding loans in forbearance (60+)	0.65%	0.72%
Total serviced delinquency count (60+) as % of total	3.71%	0.72%
Weighted average credit score	736	729
Weighted average LTV	74.47%	76.96%
Weighted average loan rate	3.88%	4.18%
Weighted average service fee	0.31%	0.30%

Loan servicing loss, net was $303.0 million for the three months ended June 30, 2020, which compares to loan servicing loss, net of $358.0 million for the three months ended June 30, 2019. The reduced loss was driven primarily by a lower reduction in fair market value of MSRs of $552.8 million for the three months ended June 30, 2020 as compared to a reduction in the fair market value of MSRs of $598.3 million for the three months ended June 30, 2019. See discussion below on change in MSR fair value for additional discussion. We originate the vast majority of our MSR portfolio and did not purchase any MSRs during 2020 and 2019. Both purchased MSRs and subservicing revenues are not material sources of servicing fee income.

Loan servicing loss, net was $1,037.2 million for the six months ended June 30, 2020, which compares to loan servicing loss, net of $609.1 million for the six months ended June 30, 2019. The increased loss was driven primarily by a reduction in fair market value of MSRs of $1,544.1 million in 2020 as compared to a reduction in fair market value of MSRs of $1,074.0 million in 2019. See discussion below on change in MSR fair value for additional discussion.

The change in MSR fair value was a net loss of $552.8 million for the three months ended June 30, 2020, as compared with a net loss of $598.3 million for the three months ended June 30, 2019. The change in fair value during the second quarter of 2020 included $278.5 million of loss due to collection/realization of cash flows and a decrease in fair value due to change in valuation assumptions (net of hedges) of $274.4 million primarily. The overall prepayment assumptions decreased from 19.7% at March 31, 2020 to 19.2% at June 30, 2020, driven primarily by MSR new adds during the quarter. Excluding the MSR new adds, the prepayment speeds increased at June 30, 2020 relative to March 31, 2020 resulting in the decrease in fair value due to changes in valuation assumptions noted above. The prepayment speed valuation assumption represents the annual rate at which serviced clients are estimated to repay their UPB. The decrease in fair value during the second quarter of 2019 included $206.9 million of due to collection/realization of cash flows and a decrease in fair value due to changes in valuation model inputs or assumptions of $391.3 million primarily driven by an increase in prepayment speeds from 13.2% at March 31, 2019 to 16.5% at June 30, 2019.

The change in MSR fair value was a net loss of $1,544.1 million for the six months ended June 30, 2020, as compared with a net loss of $1,074.0 million for the six months ended June 30, 2019. The change in fair value during the first half of 2020 included $526.4 million of loss due to collection/realization of cash flows and a decrease in fair value due to change in valuation assumptions (net of hedges) of $1,017.7 million primarily driven by an increase in prepayment speeds from 14.5% at December 31, 2019 to 19.2% at June 30, 2020. The prepayment speed valuation assumption represents the annual rate at which serviced clients are estimated to repay their UPB. The decrease in fair value during the first half of 2019 included $361.6 million of due to collection/realization of cash flows, partially offset by an increase in fair value due to changes in valuation model inputs or assumptions of $712.3 million primarily driven by an increase in prepayment speeds from 10.8% at December 31, 2018 to 16.5% at June 30, 2019.

Interest income, net
The components of interest income, net for the periods presented were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2020	2019	2020	2019
Interest income	$78,039	$61,585	$152,081	$108,637
Interest expense on funding facilities	(53,756)	(32,430)	(93,215)	(56,043)
Interest income, net	$24,283	$29,155	$58,866	$52,594

Interest income, net was $24.3 million for the three months ended June 30, 2020, a decrease of $4.9 million, or 16.7%, as compared to $29.2 million for the three months ended June 30, 2019. The decrease was primarily driven by a reduction in mortgage rates leading to lower interest income in 2020 as compared to 2019, partially offset by increased production volume.

Interest income, net was $58.9 million for the six months ended June 30, 2020, an increase of $6.3 million, or 11.9%, as compared to $52.6 million for the six months ended June 30, 2019. The increase was driven by increased interest income due to higher production volume and partially offset by increased interest expense on funding facilities which was also driven by higher production volume.

Other income

Other income increased $408.3 million, or 265.3%, to $562.3 million for the three months ended June 30, 2020 as compared to $153.9 million for the three months ended June 30, 2019. The increase was driven by revenues generated from Amrock's title insurance services, property valuation and settlement services that were also driven by the increase in origination volume noted above, as well as increased revenues from Rocket Loans of $247.7 million in 2020, from $6.5 million in 2019, mainly as a result of revenues earned from processing economic injury disaster loans offered by the Small Business Administration in response to the COVID-19 pandemic, which is not expected to continue in future quarters.

Other income increased $520.5 million, or 181.9%, to $806.6 million for the six months ended June 30, 2020 as compared to $286.1 million for the six months ended June 30, 2019. The increase was driven by revenues generated from Amrock's title insurance services, property valuation and settlement services that were also driven by the increase in origination volume noted above, as well as increased revenues from Rocket Loans of $252.4 million in 2020, from $10.8 million in 2019, mainly as a result of revenues earned from processing economic injury disaster loans offered by the Small Business Administration in response to the COVID-19 pandemic, which is not expected to continue in future quarters.

Expenses
Expenses for the periods presented were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2020	2019	2020	2019
Salaries, commissions and team member benefits	$853,750	$486,768	$1,537,200	$944,546
General and administrative expenses	288,494	165,343	482,060	331,182
Marketing and advertising expenses	202,198	227,764	420,190	436,661
Interest and amortization expense on non-funding debt	33,168	33,086	66,275	66,168
Other expenses	198,310	78,560	339,750	144,081
Total expenses	$1,575,920	$991,521	$2,845,475	$1,922,638

Total expenses were $1,575.9 million for the three months ended June 30, 2020, an increase of $584.4 million or 58.9%, as compared with $991.5 million for the three months ended June 30, 2019. This was driven primarily by increases in salaries, commissions and team member benefits, general and administrative expenses, and other expenses as described below.

Total expenses were $2,845.5 million for the six months ended June 30, 2020, an increase of $922.9 million or 48.0%, as compared with $1,922.6 million for the six months ended June 30, 2019. This was driven primarily by increases in salaries, commissions and team member benefits, general and administrative expenses, and other expenses as described below.
Salaries, commissions and team member benefits were $853.8 million for the three months ended June 30, 2020, an increase of $367.0 million, or 75.4%, as compared with $486.8 million for the three months ended June 30, 2019. The increase was primarily due to variable compensation related to increased production as well as an increase in team members in production roles to support our growth.

Salaries, commissions and team member benefits were $1,537.2 million for the six months ended June 30, 2020, an increase of $592.7 million, or 62.8%, as compared with $944.5 million for the six months ended June 30, 2019. The increase was primarily due to variable compensation related to increased production as well as an increase in team members in production roles to support our growth.

General, selling and administrative expenses were $288.5 million for the three months ended June 30, 2020, an increase of $123.2 million, or 74.5%, as compared with $165.3 million for the three months ended June 30, 2019. The increase was driven primarily by increased loan processing expenses due to higher origination volumes, as well as expenses associated with supporting the increased revenues from Rocket Loans noted above.

General, selling and administrative expenses were $482.1 million for the six months ended June 30, 2020, an increase of $150.9 million, or 45.6%, as compared with $331.2 million for the six months ended June 30, 2019. The increase was driven primarily by increased loan processing expenses due to higher origination volumes, as well as expenses associated with supporting the increased revenues from Rocket Loans noted above.

Other expenses were $198.3 million for the three months ended June 30, 2020, an increase of $119.7 million, or 152.3%, as compared with $78.6 million for the three months ended June 30, 2019. The increase was driven primarily by an increase in expenses incurred to support the higher level of title insurance services, property valuation and settlement services due to the increased origination volumes, an increase in payoff interest expense, and expenses incurred from the sale of MSRs associated with prepayment provisions within the sales agreement and an increase in our provision for income taxes as a result of higher taxable income in 2020.

Other expenses were $339.8 million for the six months ended June 30, 2020, an increase of $195.7 million, or 135.8%, as compared with $144.1 million for the six months ended June 30, 2019. The increase was driven primarily by an increase in expenses incurred to support the higher level of title insurance services, property valuation and settlement services due to the increased origination volumes noted above, an increase in payoff interest expense, expenses incurred from the sale of MSRs associated with prepayment provisions within the sales agreement, and an increase in our provision for income taxes as a result of higher taxable income in 2020.
Summary results by segment for the three and six months ended June 30, 2020 and 2019
Our operations are organized by distinct marketing channels which promote client acquisition into our ecosystem and include two reportable segments: Direct to Consumer and Partner Network. In the Direct to Consumer segment, clients have the ability to interact with the Rocket Mortgage app and/or with our mortgage bankers. We market to potential clients in this segment through various performance marketing channels. The Direct to Consumer segment derives revenue from originating, closing, selling and servicing predominantly agency-conforming loans, which are pooled and sold to the secondary market. This also includes providing title insurance services, appraisals and settlement services to these clients as part of our end-to-end mortgage origination experience. Servicing activities are fully allocated to the Direct to Consumer segment as they are viewed as an extension of the client experience with the primary objective to establish and maintain positive, regular touchpoints with our clients, which positions us to recapture the clients’ next refinance or purchase mortgage transaction. These activities position us to be the natural choice for clients’ next refinance or purchase transaction.

The Rocket Pro platform supports the Partner Network segment and enables the ability to offer mortgage solutions with a superior client experience. Our two primary types of partnerships are marketing and influencer. Marketing partnerships consist of well-known, consumer-focused companies that find value in our award-winning client experience and want to offer their clients mortgage solutions with our trusted, widely recognized brand. Influencer partnerships are typically with companies that employ licensed mortgage professionals who find value in our client experience, technology and efficient mortgage process. In some cases, mortgages are not their primary offering.

We measure the performance of the segments primarily on a contribution margin basis. Contribution margin is intended to measure the direct profitability of each segment and is calculated as Adjusted Revenue less directly attributable expenses. Adjusted Revenue is a non-GAAP financial measure described above. Directly attributable expenses include salaries, commissions and team member benefits, general and administrative expenses and other expenses, such as direct servicing costs and origination costs. For segments, we measure gain on sale margin of funded loans and refer to this metric as ‘funded loan gain on sale margin.’ A loan is considered funded, when it is sold to investors on the secondary market. Funded loan gain on sale margin represents revenues on loans that have been funded divided by the funded UPB amount. Funded loan gain on sale margin is used specifically in the context of measuring the gain on sale margins of our Direct to Consumer and Partner Network segments. Funded loan gain on sale margin is an important metric in evaluating the revenue generating performance of our segments as it allows us to measure this metric at a segment level with a high degree of precision. By contrast, ‘gain on sale margin’, which we use outside of the segment discussion, measures the gain on sale revenue generation of our combined mortgage business. See below for overview and discussion of segment results for the three and six months ended June 30, 2020 and 2019. For additional discussion, see Note 12, Segments of the interim condensed combined financial statements of this Form 10-Q.

Direct to Consumer Results

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2020	2019	2020	2019
Funded Loan Volume	$46,776,841	$19,240,997	$78,467,954	$33,697,798
Funded Loan Gain on Sale Margin	5.09%	4.25%	4.93%	4.11%
Revenue
Gain on sale	$4,020,492	$997,707	$5,631,324	$1,663,481
Interest income	51,012	38,930	98,322	73,330
Interest expense on funding facilities	(35,397)	(20,585)	(60,782)	(37,807)
Service fee income	248,873	240,002	504,863	463,345
Changes in fair value of MSRs	(552,843)	(598,262)	(1,544,095)	(1,073,963)
Other income	206,538	98,747	351,561	175,466
Total Revenue	3,938,675	756,539	4,981,193	1,263,852
Decrease (increase) in MSRs due to valuation assumptions (net of hedges)	274,377	391,348	1,017,704	712,327
Adjusted Revenue	4,213,052	1,147,887	5,998,897	1,976,179
Less: Directly Attributable Expenses(1)	948,900	606,186	1,729,520	1,150,475
Contribution Margin	3,264,152	541,701	4,269,377	825,704

(1) Direct expenses attributable to operating segments exclude corporate overhead, depreciation and amortization, and interest and amortization expense on non-funding debt.
For the three months ended June 30, 2020, Direct to Consumer Adjusted Revenue increased $3,065.2 million, or 267.0% to $4,213.1 million from $1,147.9 million for the three months ended June 30, 2019. The increase was driven by growth in Direct to Consumer mortgage originations resulting in an increase in gain on sale revenue of $3,022.8 million, or 303.0%, in 2020. On a funded loan basis, the Direct to Consumer segment generated $46.8 billion in the three months ended June, 30, 2020, an increase of $27.6 billion, or 143.8% as compared to 2019. In addition, funded loan gain on sale margin was 5.09% in 2020 as compared to 4.25% in 2019, driven primarily by strong consumer demand for mortgages which led to margin expansion during 2020 as compared to 2019. The increase in adjusted revenue also reflects an increase in other income of $107.8 million, or 109.2%, related primarily to revenues generated from title insurance services, property valuation and settlement services from increased origination levels. Revenues from title insurance services, property valuation and settlement services are generated by Amrock. In addition, 2020 results include a decrease in collection/realization of servicing cash flows of $45.4 million as compared to 2019. Collection/realization of servicing cash flows is reflected in the changes in fair value of MSRs line item in the table above.

For the three months ended June 30, 2020, Direct to Consumer Attributable Expenses increased $342.7 million, or 56.5%, to $948.9 million in 2020 compared to $606.2 million in 2019. The increase was primarily due to an increase in variable compensation and an increase in team members in production roles needed to support growth. The increase in also reflects greater loan processing costs due to higher origination volumes and an increase in expenses incurred to support the higher level of title insurance services, valuation and settlement services due to the increased origination volumes noted above, as well as an increase payoff interest expense.

For the three months ended June 30, 2020, Direct to Consumer Contribution Margin increased $2,772.5 million, or 502.6%, to $3,264.2 million compared to $541.7 million for the three months ended June 30, 2019. The increase in Contribution Margin was driven primarily by the increase in Direct to Consumer originations and higher funded loan gain on sale margin noted above.

For the six months ended June 30, 2020, Direct to Consumer Adjusted Revenue increased $4,022.7 million, or 203.6% to $5,998.9 million from $1,976.2 million for the six months ended June 30, 2019. The increase was driven by growth in Direct to Consumer mortgage originations resulting in an increase in gain on sale revenue of $3,967.8 million, or 238.5%, in 2020. On a funded loan basis, the Direct to Consumer segment generated $78.5 billion in 2020, an increase of $44.8 billion, or 132.9% as compared to 2019. In addition, funded loan gain on sale margin was 4.93% in 2020 as compared to 4.11% in 2019, driven primarily by capacity constraints in the industry which led to margin expansion during 2020 as compared to 2019. The increase in adjusted revenue also reflects an increase in other income of $176.1 million, or 100.4%, related primarily to revenues generated from title insurance services, property valuation and settlement services from increased origination levels. Revenues from title insurance services, property valuation and settlement services are generated by Amrock. In addition, service fee income increased $41.5 million, or 9.0%, due to an increase in the servicing portfolio during 2019. These increases were partially offset by an increase in collection/realization of servicing cash flows in 2020 as compared to 2019. Collection/realization of servicing cash flows is reflected in the changes in fair value of MSRs line item in the table above.

For the six months ended June 30, 2020, Direct to Consumer Attributable Expenses increased $579.0 million, or 50.3%, to $1,729.5 million in 2020 compared to $1,150.5 million in 2019. The increase was primarily due to an increase in variable compensation and an increase in team members in production roles needed to support growth. The increase in also reflects greater loan processing costs due to higher origination volumes and an increase in expenses incurred to support the higher level of title insurance services, valuation and settlement services due to the increased origination volumes noted above, as well as an increase payoff interest expense, and costs incurred during in connection with the MSR sales.

For the six months ended June 30, 2020, Direct to Consumer Contribution Margin increased $3,443.7 million, or 417.1%, to $4,269.4 million compared to $825.7 million for the six months ended June 30, 2019. The increase in Contribution Margin was driven primarily by the increase in Direct to Consumer originations and higher funded loan gain on sale margin noted above.

Partner Network Results

	Three Months June 30,		Six Months Ended June 30,
($ in thousands)	2020	2019	2020	2019
Funded Loan Volume	$19,732,169	$11,232,850	$39,064,260	$16,646,219
Funded Loan Gain on Sale Margin	2.10%	0.42%	1.45%	0.51%
Revenue
Gain on sale	734,662	101,918	938,109	152,044
Interest income	26,376	21,842	51,947	33,878
Interest expense on funding facilities	(18,302)	(11,374)	(32,023)	(17,400)
Other income	39,859	3,255	59,469	9,834
Total Revenue	782,595	115,641	1,017,502	178,356
Decrease (increase) in MSRs due to valuation assumptions (net of hedges)	—	—	—	—
Adjusted Revenue	782,595	115,641	1,017,502	178,356
Less: Directly Attributable Expenses	139,140	59,131	231,084	102,119
Total Contribution Margin	643,455	56,510	786,418	76,237
For the three months ended June 30, 2020, Partner Network Adjusted Revenue increased $667.0 million, or 576.7% to $782.6 million from $115.6 million for the three months ended June 30, 2019. The increase was driven by growth in Partner Network mortgage originations resulting in an increase in gain on sale revenue of $632.7 million, or 620.8%, in 2020. On a funded loan basis, the Partner Network segment generated $19.7 billion in the three months ended June 30, 2020, an increase of $8.5 billion, or 75.7% as compared to 2019. In addition, funded loan gain on sale margin was 2.10% in 2020 as compared to 0.42% in 2019, driven primarily by capacity constraints in the industry as well as a strategic decision to increase margins in this channel in 2020 as compared to 2019.

For the three months ended June 30, 2020, Partner Network Attributable Expenses increased $80.0 million, or 135.3%, to $139.1 million in 2020 compared to $59.1 million in 2019. The increase was primarily due to an increase in variable compensation and an increase in team members in production roles needed to support growth.

For the three months ended June 30, 2020, Partner Network Contribution Margin increased $586.9 million, or 1,038.7%, to $643.5 million, compared to $56.5 million for the three months ended June 30, 2019. The increase in Contribution Margin was driven primarily by the increase in Partner Network originations and higher funded loan gain on sale margin noted above.

For the six months ended June 30, 2020, Partner Network Adjusted Revenue increased $839.1 million, or 470.5% to $1,017.5 million from $178.4 million for the six months ended June 30, 2019. The increase was driven by growth in Partner Network mortgage originations resulting in an increase in gain on sale revenue of $786.1 million, or 517.0%, in 2020. On a funded loan basis, the Partner Network segment generated $39.1 billion in 2020, an increase of $22.5 billion, or 135.5% as compared to 2019. In addition, funded loan gain on sale margin was 1.53% in 2020 as compared to 0.51% in 2019, driven primarily by capacity constraints in the industry as well as a strategic decision to increase margins in this channel in 2020 as compared to 2019.

For the six months ended June 30, 2020, Partner Network Attributable Expenses increased $129.0 million, or 126.3%, to $231.1 million in 2020 compared to $102.1 million in 2019. The increase was primarily due to an increase in variable compensation and an increase in team members in production roles needed to support growth.

For the six months ended June 30, 2020, Partner Network Contribution Margin increased $710.2 million, or 931.5%, to $786.4 million, compared to $76.2 million for the six months ended June 30, 2019. The increase in Contribution Margin was driven primarily by the increase in Partner Network originations and higher funded loan gain on sale margin noted above.
Liquidity and Capital Resources
Historically, our primary sources of liquidity have included:
• borrowings, including under our loan funding facilities and other secured and unsecured financing facilities;
• cash flow from our operations, including:
• sale of whole loans into the secondary market;
• sale of mortgage servicing rights into the secondary market;

• loan origination fees;
• servicing fee income; and
• interest income on loans held for sale; and
• cash and marketable securities on hand.
Historically, our primary uses of funds have included:
• origination of loans;
• payment of interest expense;
• prepayment of debt;
• payment of operating expenses; and

• distributions to RHI, including those to fund distributions for payment of taxes by its ultimate shareholders.
We are also subject to contingencies which may have a significant impact on the use of our cash.
In order to originate and aggregate loans for sale into the secondary market, we use our own working capital and borrow or obtain money on a short-term basis primarily through committed and uncommitted loan funding facilities that it has established with large global banks.
Our loan funding facilities are primarily in the form of master repurchase agreements. We also have loan funding facilities directly with the GSEs. Loans financed under these facilities are generally financed at approximately 97% to 98% of the principal balance of the loan (although certain types of loans are financed at lower percentages of the principal balance of the loan), which requires us to fund the balance from cash generated from its operations. Once closed, the underlying residential mortgage loan that is held for sale is pledged as collateral for the borrowing or advance that was made under these loan funding facilities. In most cases, the loans will remain in one of the loan funding facilities for only a short time, generally less than one month, until the loans are pooled and sold. During the time the loans are held for sale, we earn interest income from the borrower on the underlying mortgage loan. This income is partially offset by the interest and fees we have to pay under the loan funding facilities.
When we sell a pool of loans in the secondary market, the proceeds received from the sale of the loans are used to pay back the amounts we owe on the loan funding facilities. We rely on the cash generated from the sale of loans to fund future loans and repay borrowings under our loan funding facilities. Delays or failures to sell loans in the secondary market could have an adverse effect on our liquidity position.
As discussed in Note 5, Borrowings, of the interim condensed combined financial statements included elsewhere in this Form 10-Q, as of June 30, 2020, we had 16 different funding facilities in different amounts and with various maturities together with the 5.250% Senior Notes due 2028 and the 5.750% Senior Notes due 2025. At June 30, 2020, the aggregate available amount under our facilities was $22.3 billion, with combined outstanding balances of $16.1 billion and unutilized capacity of $6.2 billion.

The amount of financing actually advanced on each individual loan under our loan funding facilities, as determined by agreed upon advance rates, may be less than the stated advance rate depending, in part, on the market value of the mortgage loans securing the financings. Each of our loan funding facilities allows the bank providing the funds to evaluate the market value of the loans that are serving as collateral for the borrowings or advances being made. If the bank determines that the value of the collateral has decreased, the bank can require us to provide additional collateral or reduce the amount outstanding with respect to those loans (e.g., initiate a margin call). Our inability or unwillingness to satisfy the request could result in the termination of the facilities and possible default under our other loan funding facilities. In addition, a large unanticipated margin call could have a material adverse effect on our liquidity.

The amount owed and outstanding on our loan funding facilities fluctuates significantly based on our origination volume, the amount of time it takes us to sell the loans it originates, and the amount of loans being self-funded with cash. We may from time to time use surplus cash to “buy-down” the effective interest rate of certain loan funding facilities or to self-fund a portion of our loan originations. As of June 30, 2020, $429.9 million of our cash was used to buy-down our funding facilities and self-fund, $265.0 million of which are buy-down funds that are included in cash on the balance sheet and $164.9 million of which is self-funding that reduces cash on the balance sheet. We have the ability to withdraw the $265.0 million at any time, unless a margin call has been made or a default has occurred under the relevant facilities. We have the right to transfer $164.9 million of self-funded loans on to a warehouse line or early buy out line with a government agency, provided that such loans meet the eligibility criteria to be placed on such warehouse line or early buy out line and no default or margin call has been made on such line, the loans are further subject to any required haircuts, and are subject to its ability to borrow additional funds under the facility.

Our loan funding facilities, early buy out facilities, MSR facility and unsecured lines of credit also generally require us to comply with certain operating and financial covenants and the availability of funds under these facilities is subject to, among other conditions, our continued compliance with these covenants. These financial covenants include, but are not limited to, maintaining (1) a certain minimum tangible net worth, (2) minimum liquidity, (3) a maximum ratio of total liabilities or total debt to tangible net worth and (4) pre-tax net income requirements. A breach of these covenants can result in an event of default under these facilities and as such allows the lenders to pursue certain remedies. In addition, each of these facilities, as well as our unsecured lines of credit, includes cross default or cross acceleration provisions that could result in all facilities terminating if an event of default or acceleration of maturity occurs under any facility. We were in compliance with all covenants as of June 30, 2020 and 2019.

Our $175.0 million unsecured line of credit also requires us to maintain minimum unencumbered and unrestricted cash and marketable securities. We were in compliance with this covenant as of June 30, 2020 and 2019.

June 30, 2020 compared to June 30, 2019
Cash and cash equivalents
Our cash and cash equivalents were $1,724.0 million at June 30, 2020, an increase of $1,115.4 million, or 183.3%, compared to $608.6 million at June 30, 2019. The increase in the cash and cash equivalents balance was impacted by earnings for the period adjusted for non-cash items, the increase in net borrowings on funding facilities to fund the increase in mortgage loans held for sale, and proceeds from MSR sales.These increases were partially offset by distributions made to the parent company.

Shareholder’s equity
Shareholder’s equity was $5,536.2 million as of June 30, 2020, an increase of $3,303.7 million, or 148.0%, as compared to $2,232.5 million as of June 30, 2019. The change was primarily the result of net income of $4,706.7 million and stock-based compensation of $83.1 million. These increases were partially offset by distributions made to the parent company.

June 30, 2020 compared to December 31, 2019
Cash and cash equivalents
Our cash and cash equivalents were $1,724.0 million at June 30, 2020, an increase of $373.0 million, or 27.6%, compared to $1,351.0 million at December 31, 2019. The increase in the cash and cash equivalents balance was impacted by earnings for the period and proceeds from MSR sales. These increases were partially offset by distributions made to the parent company.

Shareholder’s equity
Shareholder’s equity was $5,536.2 million as of June 30, 2020, an increase of $2,033.3 million, or 58.0%, as compared to $3,502.9 million as of December 31, 2019. The change was primarily the result of net income of $3,558.5 million and stock-based compensation of $60.3 million. These increases were partially offset by distributions made to the parent company.
Contractual Obligations, Commercial Commitments, and Other Contingencies
The following table sets forth certain of our contractual obligations as of December 31, 2019. See Note 5, Borrowings, and 10, Commitments, Contingencies, and Guarantees, of the notes to the interim condensed combined financial statements included elsewhere in this Form 10-Q for further discussion of contractual obligations, commercial commitments, and other contingencies, including legal contingencies. There were no material changes outside the ordinary course of business to our outstanding contractual obligations as of June 30, 2020 from amounts previously disclosed as of December 31, 2019.

	Payments Due by Period (As of December 31, 2019)
($ in thousands) Contractual Obligations	Less than 1 year	2 - 3 years	4 - 5 Years	More than 5 years
Operating Lease Commitments	$71,371	$124,658	$62,724	$106,994
Cleveland Cavaliers Naming Rights Contract	$8,406	$17,321	$18,020	$92,161
Trademark License Agreement(1)	$7,500	$15,000	$15,000	$—
Senior Notes	$—	$—	$—	$2,260,000
Total	$87,277	$156,979	$95,744	$2,459,155

(1) We expect to pay Intuit the maximum annual amount of $7.5 million each year under this agreement. We have entered into an agreement with Intuit that, among other things, gives Quicken Loans full ownership of the “Quicken Loans” brand in 2022 in exchange for certain agreements, subject to the satisfaction of certain conditions.
Repurchase and indemnification obligations
In the ordinary course of business, we are exposed to liability under representations and warranties made to purchasers of mortgage loans. Under certain circumstances, we may be required to repurchase mortgage loans, or indemnify the purchaser of such loans for losses incurred, if there has been a breach of representations or warranties, or if the borrower defaults on the loan payments within a contractually defined period (early payment default). Additionally, in certain instances we are contractually obligated to refund to the purchaser certain premiums paid to us on the sale if the mortgagor prepays the loan within a specified period of time, specified in our loan sale agreements. See Note 10, Commitments, Contingencies, and Guarantees of the notes to the interim condensed combined financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Interest rate lock commitments, loan sale and forward commitments
In the normal course of business we are party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit to borrowers at either fixed or floating interest rates. IRLCs are binding agreements to lend to a client at a specified interest rate within a specified period of time as long as there is no violation of conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses which may require payment of a fee. As many of the commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. In addition, we have contracts to sell mortgage loans into the secondary market at specified future dates (commitments to sell loans), and forward commitments to sell MBS at specified future dates and interest rates.

Following is a summary of the notional amounts of commitments:

	June 30, 2020	December 31, 2019
	(Dollars in thousands)
Interest rate lock commitments—fixed rate	$60,868,152	$20,577,282
Interest rate lock commitments—variable rate	$1,299,825	$974,693
Commitments to sell loans	$4,106,301	$2,859,710
Forward commitments to sell mortgage-backed securities	$57,969,480	$24,647,275
Forward commitments to purchase mortgage-backed securities	$—	$1,990,000

Off Balance Sheet Arrangements
As of June 30, 2020, we guaranteed the debt of another related party totaling $15 million, consisting of three separate guarantees of $5 million each. As of June 30, 2019, we did not record a liability on the interim condensed combined balance sheets for these guarantees because it was not probable that we would be required to make payments under these guarantees. See “Certain Relationships and Related Party Transactions—Transactions with RHI and other Affiliates—Guarantees” in our Prospectus.

For further discussion, see Notes 5, Borrowings, and 10, Commitments, Contingencies, and Guarantees, of the notes to the condensed combined financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Distributions
Subsequent to June 30, 2020 and as part of the reorganization transaction, the Company made a cash distribution to RHI in an aggregate amount of $2,260 million. See Note 1, Business, Basis of Presentation, and Accounting Policies of the notes to the condensed combined financial statements for additional details.

Six Months ended June 30, 2020
During the six months ended June 30, 2020, we had net transfers to RHI of $1,590.8 million. During the six months ended June 30, 2019, we had net transfers to RHI of $212.8 million, inclusive of both tax and discretionary equity distributions. Except for tax distributions, these distributions are at the discretion of our board of directors.

Year Ended December 31,2019
During the year ended December 31, 2019, we had net transfers to RHI of $210.9 million. During the year ended December 31, 2018, we had net transfers to RHI of $706.9 million, inclusive of both tax and discretionary equity distributions. Except for tax distributions, these distributions are at the discretion of our board of directors.
New Accounting Pronouncements Not Yet Effective
See Note 1, Business, Basis of Presentation, and Accounting Policies of the notes to the condensed combined financial statements for details of recently issued accounting pronouncements and their expected impact on our combined financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
In the normal course of business, we are subject to a variety of risks which can affect our operations and profitability. We broadly define these areas of risk as interest rate, credit risk, counterparty risk, and risk related to the COVID-19 pandemic.

Interest rate risk
We are subject to interest rate risk which may impact our origination volume and associated revenue, MSR valuations, IRLCs and mortgage loans held for sale valuations, and the net interest margin derived from our funding facilities. The fair value of MSRs are driven primarily by interest rates, which impact the likelihood of loan prepayments and refinancing. In periods of rising interest rates, the fair value of the MSRs generally increases as prepayments decrease, and therefore the estimated life of the MSRs and related expected cash flows increase. In a declining interest rate environment, the fair value of MSRs generally decreases as prepayments increase and therefore the estimated life of the MSRs and related cash flows decrease. Because origination volumes tend to increase in declining interest rate environments and decrease in increasing rate environments, we believe that servicing provides a natural hedge to our origination business through the natural counter-cyclicality of servicing and mortgaging originations. We actively manage our MSR portfolio and from time to time identify assets for sale that do not meet our MSR strategy. We use forward loan purchase commitments to economically hedge the risk of potential changes in the value of MSR assets that have been identified for sale and mitigate interest rate risk for this portion of the MSR portfolio.

Our IRLCs and mortgage loans held for sale are exposed to interest rate volatility. During the origination, pooling, and delivery process, this pipeline value rises and falls with changes in interest rates. To mitigate this exposure, we employ a hedge strategy designed to minimize basis risk and maximize effectiveness. Basis risk in this case is the risk that the hedged instrument’s price does not move in parallel with the increase or decrease in the market price of the hedged financial instrument. Because substantially all of its production is deliverable to Fannie Mae, Freddie Mac, and Ginnie Mae, we utilize forward agency or Ginnie Mae To Be Announced (“TBA”) securities as its primary hedge instrument to mitigate the basis risk associated with U.S. Treasury futures, Eurodollar futures or other non-mortgage instruments. By fixing the future sale price, we reduce our exposure to changes in mortgage values between interest rate lock and sale. Our non-agency, non-Ginnie Mae production is hedged with a combination of TBAs and whole loan forward commitments. To mitigate the TBA basis risk, we look to sell most of its non-agency, non-Ginnie Mae production forward to its various buyers.

Interest rate risk also occurs in periods where changes in short-term interest rates result in mortgage loans being originated with terms that provide a smaller interest rate spread above the financing terms of our loan funding facilities, which can negatively impact its net interest income.

Credit risk
We are subject to credit risk, which is the risk of default that results from a borrower’s inability or unwillingness to make contractually required mortgage payments. Generally, all loans sold into the secondary market are sold without recourse. For such loans, our credit risk is limited to repurchase obligations due to fraud or origination defects. For loans that were repurchased or not sold in the secondary market, we are subject to credit risk to the extent a borrower defaults and the proceeds upon ultimate foreclosure and liquidation of the property are insufficient to cover the amount of the mortgage plus expenses incurred. We believe that this risk is mitigated through the implementation of stringent underwriting standards, strong fraud detection tools, and technology designed to comply with applicable laws and our standards. In addition, we believe that this risk is mitigated through the quality of our loan portfolio. For the six months ended June 30, 2020, our clients’ weighted average credit score was 751 and its approximate average loan size was $275 with a weighted average loan-to-value ratio of approximately 71.6%.

Counterparty risk
We are subject to risk that arises from its financing facilities and interest rate risk hedging activities. These activities generally involve an exchange of obligations with unaffiliated banks or companies, referred to in such transactions as “counterparties.” If a counterparty were to default, we could potentially be exposed to financial loss if such counterparty were unable to meet its obligations to us. We manage this risk by selecting only counterparties that we believe to be financially strong, spreading the risk among many such counterparties, placing contractual limits on the amount of unsecured credit extended to any single counterparty, and entering into netting agreements with the counterparties as appropriate.

In accordance with Treasury Market Practices Group’s recommendation, we execute Securities Industry and Financial Markets Association trading agreements with all material trading partners. Each such agreement provides for an exchange of margin money should either party’s exposure exceed a predetermined contractual limit. Such margin requirements limit our overall counterparty exposure. The master netting agreements contain a legal right to offset amounts due to and from the same counterparty. Derivative assets in the combined balance sheets represent derivative contracts in a gain position net of loss positions with the same counterparty and, therefore, also represent our maximum counterparty credit risk. We incurred no losses due to nonperformance by any of its counterparties during the second quarter of 2020 and 2019.

Also, in the case of our financing facilities, we are subject to risk if the counterparty chooses not to renew a borrowing agreement and we are unable to obtain financing to originate mortgage loans. With our financing facilities, we seek to mitigate this risk by ensuring that it has sufficient borrowing capacity with a variety of well-established counterparties to meet its funding needs.

Risk related to the COVID-19 pandemic
The COVID‑19 pandemic has had, and continues to have, a significant impact on the national economy and the communities in which we operate. While the pandemic’s effect on the macroeconomic environment operate has yet to be fully determined and could continue for months or years, we expect that the pandemic and governmental programs created as a response to the pandemic, will affect the core aspects of our business, including the origination of mortgages, our servicing operations, our liquidity and our employees. Such effects, if they continue for a prolonged period, may have a material adverse effect on our business and results of operation. For additional discussion on these risks please refer to “Risk Factors—Risks Related to Our Business—The COVID-19 pandemic poses unique challenges to our business and the effects of the pandemic could adversely impact our ability to originate mortgages, our servicing operations, our liquidity and our employees” included in our Prospectus.

Critical Accounting Policies
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We have identified certain accounting policies as being critical because they require us to make difficult, subjective or complex judgments about matters that are uncertain. We believe that the judgment, estimates and assumptions used in the preparation of our combined financial statements are appropriate given the factual circumstances at the time. However, actual results could differ and the use of other assumptions or estimates could result in material differences in our results of operations or financial condition. Our critical accounting policies and estimates are discussed below and relate to fair value measurements, particularly those determined to be Level 2 and Level 3 as discussed in Note 2, Fair Value Measurements, of the interim condensed combined financial statements included elsewhere in this Form 10-Q.

Mortgage loans held for sale

We have elected to record mortgage loans held for sale at fair value. Included in mortgage loans held for sale are loans originated as held for sale that are expected to be sold into the secondary market and loans that have been previously sold and repurchased from investors that management intends to resell into the secondary market, which are all recorded at fair value.

The fair value of loans held for sale that trade in active secondary markets is estimated using Level 2 measurements derived from observable market data, including market prices of securities backed by similar mortgage loans adjusted for certain factors to approximate the fair value of a whole mortgage loan, including the value attributable to mortgage servicing and credit risk. Loans held for sale for which there is little to no observable trading activity of similar instruments are valued using Level 3 measurements based upon dealer price quotations which typically results in credit spreads (i.e., purchase price discounts). Changes in fair value of mortgage loans held for sale are included in gain on sale of loans in the annual combined statements of income.

Changes in economic or other relevant conditions could cause our assumptions with respect to market prices of securities backed by similar mortgage loans to be different than our estimates. Increases in the market yields of similar mortgage loans result in a lower mortgage loans held for sale fair value.

Mortgage servicing rights

We have elected to record MSRs at fair value. MSRs are recognized as a component of the gain on sale of loans when loans are sold and the associated servicing rights are retained.

Subsequent changes in fair value of MSRs due to the collection and realization of cash flows and changes in model inputs and assumptions are recognized in current period earnings and included as a separate line item in the combined statements of income. Fair value is determined on a monthly basis using a valuation model that calculates the present value of estimated future net servicing fee income. The model uses estimates of prepayment speeds, discount rate, cost to service, escrow account earnings, contractual servicing fee income, and ancillary income and late fees, among others. These estimates are supported by market and economic data collected from various outside sources. On a quarterly basis we obtain an independent third-party valuation to corroborate the value estimated by our internal model. All of our MSRs are classified as a Level 3 asset.

Changes in economic and other relevant conditions could cause our assumptions, such as with respect to the prepayment speeds, to be different than our estimates. The key assumptions used to estimate the fair value of MSRs are prepayment speeds and the discount rate. Increases in prepayment speeds generally have an adverse effect on the value of MSRs as the underlying loans prepay faster, which causes accelerated MSR amortization. Increases in the discount rate result in a lower MSR value and decreases in the discount rate result in a higher MSR value. See Note 3, Mortgage Servicing Rights of the notes in the condensed combined financial statements included elsewhere in this Form 10-Q for an illustration of the hypothetical effect on the fair value of the MSRs using various unfavorable variations of the expected levels of the assumed discount rate and prepayment speeds used in valuing MSRs.

Derivative financial instruments

We enter into IRLCs, forward commitments to sell mortgage loans, and forward commitments to purchase mortgage loans which are considered derivative financial instruments. Our derivative financial instruments are accounted for as free-standing derivatives and are included in the combined balance sheets at fair value. Changes in the fair value of the IRLCs and forward commitments to sell mortgage loans derivative instruments are recognized in current period earnings and are included in gain on sale of loans in the combined statements of income. Forward commitments to purchase mortgage loans are recognized in current period earnings and are included as a component of servicing fee income.

Commitments to fund residential mortgage loans with our potential borrowers are a binding agreement to lend funds to these potential borrowers at a specified interest rate within a specified period of time. The fair value of IRLCs is derived from the fair value of similar mortgage loans or bonds, which is based on observable market data. Changes to the fair value of IRLCs are recognized based on changes in interest rates, changes in the probability that the commitment will be exercised (pull through factor), and the passage of time. The expected net future cash flows related to the associated servicing of the loan are included in the fair value measurement of IRLCs. Given the unobservable nature of the pull through factor, IRLCs are classified as Level 3.

Outstanding IRLCs and mortgage loans held for sale not yet committed to trade expose us to the risk that the price of the mortgage loans held and mortgage loans underlying the commitments might decline due to increases in mortgage interest rates during the life of the commitment. To protect against this risk, we use forward loan sale commitments to economically hedge the risk of potential changes in the value of the loans. MSR assets (including the MSR value associated with outstanding IRLCs) that have been identified to be sold expose us to the risk that the price of MSRs might decline due to decreases in mortgage interest rates prior to the sale of these assets. To protect against this risk, we use forward loan purchase commitments to economically hedge the risk of potential changes in the value of the MSR assets that have been identified for sale. We expect that the changes in fair value of the forward commitments will either substantially or partially offset the changes in fair value of the IRLCs, uncommitted mortgage loans held for sale, and MSR assets that we intend to sell. Our forward commitments are valued based on quoted prices for similar assets in an active market with inputs that are observable and are classified as Level 2 assets and liabilities.

Changes in economic or other relevant conditions could cause our assumptions with respect to forward commitments to be different than our estimates. Decreases in the market yields of mortgage loans result in a lower fair value for forward commitments to sell mortgage loans and increases in market yields of mortgage loans result in lower fair value for forward commitments to purchase mortgage loans.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of June 30, 2020, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures and internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
From time to time we may be involved in disputes or litigation relating to claims arising out of our operations. We are not currently a party to any legal proceedings that could reasonably be expected to have a material adverse effect on our business, financial condition and results of operations.
Item 1A. Risk Factors
We have disclosed under the heading “Risk Factors” in our Prospectus, the risk factors that materially affect our business, financial condition or results of operations. There have been no material changes from the risk factors previously disclosed. You should carefully consider the risk factors set forth in the Prospectus and the other information set forth elsewhere in this Form 10-Q. You should be aware that these risk factors and other information may not described every risk that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Initial Public Offering

On August 7, 2020 we completed our IPO, which closed on August 10, 2020. Pursuant to the Registration Statement on Form S-1 (Registration No. 333-239726), which was declared effective by the SEC on August 5, 2020, we registered 100,000,000 shares of Class A common stock. All 100,000,000 shares of our Class A common stock were sold in the IPO at a price per share to the public of $18.00 for an aggregate offering price of $1.8 billion. Goldman Sachs & Co. LLC, Morgan Stanley & Co. LLC, Credit Suisse Securities (USA) LLC, J.P. Morgan Securities LLC and RBC Capital Markets, LLC were the representatives of the underwriters. The following tables show the per share and total underwriting discounts and commissions to be paid by us to the underwriters:

Underwriting Discounts and Commissions Paid By Us
Per Share	$0.41
Total	$40,500,000

The total net proceeds of the IPO were approximately $1.760 billion. Of the proceeds, approximately $40.5 million was used to pay underwriting discounts and commissions, and the remaining $1.720 billion was used to purchase 100,000,000 of Holdings units and corresponding shares of Class D common stock from RHI.

We incurred costs relating to the IPO in the amount of $14.5 million, which were paid or otherwise borne by RKT Holdings, LLC. There has been no material change in the planned use of the IPO net proceeds from the use of proceeds described in the Prospectus.

Issuances of Class A common stock and Class D common stock

In July 2020, in connection with our reorganization, we issued an aggregate 1,983,279,483 of our shares of Class D common stock to Dan Gilbert and RHI, for an aggregate consideration of $20 million.

In August 2020, we issued an aggregate of 372,565 shares of Class A common stock at the purchase price per share equal to the initial public offering price of $18.00 per share to Dan Gilbert and certain entities affiliated with Dan Gilbert in exchange for an aggregate of $6.7 million in cash which we contributed to Holdings for an equal number of Holdings Units.

On August 5, 2020, we entered into an acquisition agreement with RHI and its direct subsidiary Amrock Holdings Inc. pursuant to which we will acquire Amrock Title Insurance Company ("ATI"), a title insurance underwriting business, for total aggregate consideration of $14.4 million that consisted of 800,000 Holdings Units and shares of Class D common stock of RHI valued at the price to the public in the initial public offering of $18.00 per share (such acquisition, the "ATI acquisition"). ATI's net income for the year ended December 31, 2019 was $4.7 million. The consummation of this acquisition is subject to customary closing conditions, including the receipt of regulatory approvals. The ATI acquisition closed subsequent to June 30, 2020. The shares of Class D common stock described above were issued in reliance on the exemption contained in Section 4(a)(2) of the Securities Act on the basis that the transaction did not involve a public offering. No underwriters were involved in the transaction.

Item 6. Exhibits

Exhibit No.	Description
2.1*	Reorganization Agreement
2.2*	Amendment to the Reorganization Agreement
3.1*	Amended and Restated Certificate of Incorporation of Rocket Companies, Inc.
3.2*	Amended and Restated Bylaws of Rocket Companies, Inc.
10.1	Form of Indemnification Agreement
10.2+	Form of Restricted Stock Unit Agreement for use with the Rocket Companies, Inc. 2020 Omnibus Incentive Plan
10.3+	Form of Stock Option Agreement for use with the Rocket Companies, Inc., 2020 Omnibus Incentive Plan
10.4+	Form of Director Restricted Stock Unit Agreement for use with the Rocket Companies, Inc. 2020 Omnibus Incentive Plan
31.1*	Certification of CEO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)
31.2*	Certification of CFO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)
32.1*	Certification by the CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification by the CFO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

+	Management contract or compensatory plan or arrangement.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rocket Companies, Inc.

September 2, 2020	/s/ Julie Booth
______________________	________________________________
Date	Julie Booth
Chief Financial Officer and Treasurer
(Principal Financial Officer)