Form 10-Q
period 2020-09-30
Rocket Companies, Inc.
filed 2020-11-12
CIK 1805284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of November 5, 2020, 115,372,565 shares of the registrant's Class A common stock, $0.00001 par value, and 1,869,079,483 shares of the registrant's Class D common stock, $0.00001 par value, were outstanding.

PART I. FINANCIAL INFORMATION

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Rocket Companies, Inc.
Condensed Consolidated Balance Sheets
(In Thousands, Except Shares and Per Share Amounts)
(Unaudited)

	September 30, 2020	December 31, 2019
Assets
Cash and cash equivalents	$3,485,137	$1,394,571
Restricted cash	85,351	61,154
Mortgage loans held for sale, at fair value	21,677,400	13,275,735
Interest rate lock commitments (“IRLCs”), at fair value	2,590,319	508,135
Mortgage servicing rights (“MSRs”), at fair value	2,606,149	2,874,972
MSRs collateral for financing liability, at fair value	—	205,108
Notes receivable and due from affiliates	13,071	89,937
Property and equipment, net of accumulated depreciation and amortization of $473,218 and $428,540, respectively	208,029	176,446
Deferred tax asset, net	542,438	—
Lease right of use assets	241,513	278,921
Forward commitments, at fair value	12,149	3,838
Loans subject to repurchase right from Ginnie Mae	5,554,471	752,442
Other assets	736,802	501,587
Total assets	$37,752,829	$20,122,846
Liabilities and equity
Liabilities:
Funding facilities	$19,089,399	$12,041,878
Other financing facilities and debt:
Lines of credit	374,971	165,000
Senior Notes, net	4,217,194	2,233,791
Early buy out facility	213,339	196,247
MSRs financing liability, at fair value	—	189,987
Accounts payable	252,551	157,397
Lease liabilities	274,608	314,353
Forward commitments, at fair value	238,004	43,794
Investor reserves	57,018	54,387
Notes payable and due to affiliates	72,896	62,225
Tax receivable agreement liability	558,142	—
Loans subject to repurchase right from Ginnie Mae	5,554,471	752,442
Other liabilities	489,500	395,790
Total liabilities	31,392,093	16,607,291
Equity:
Net parent investment	—	3,510,698
Class A common stock, $0.00001 par value - 10,000,000,000 shares authorized, 115,372,565 shares issued and outstanding as of September 30, 2020	1	—
Class B common stock, $0.00001 par value - 6,000,000,000 shares authorized, none issued and outstanding as of September 30, 2020	—	—
Class C common stock, $0.00001 par value - 6,000,000,000 shares authorized, none issued and outstanding as of September 30, 2020	—	—
Class D common stock, $0.00001 par value - 6,000,000,000 shares authorized, 1,869,079,483 shares issued and outstanding as of September 30, 2020	19	—
Additional paid-in capital	272,806	—
Retained earnings	57,568	—
Accumulated other comprehensive income (loss)	288	(151)
Non-controlling interest	6,030,054	5,008
Total equity	6,360,736	3,515,555
Total liabilities and equity	$37,752,829	$20,122,846
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Rocket Companies, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
(In Thousands, Except Shares and Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Income:
Revenue
Gain on sale of loans:
Gain on sale of loans excluding fair value of MSRs, net	$3,443,885	$1,143,506	$8,814,236	$2,240,876
Fair value of originated MSRs	836,557	416,730	2,041,899	1,159,065
Gain on sale of loans, net	4,280,442	1,560,236	10,856,135	3,399,941
Loan servicing loss:
Servicing fee income	272,158	236,229	779,093	701,090
Change in fair value of MSRs	(374,765)	(390,619)	(1,918,860)	(1,464,582)
Loan servicing loss, net	(102,607)	(154,390)	(1,139,767)	(763,492)
Interest income:
Interest income	79,890	63,649	231,971	172,286
Interest expense on funding facilities	(69,364)	(34,423)	(162,580)	(90,466)
Interest income, net	10,526	29,226	69,391	81,820
Other income	445,757	185,353	1,250,481	470,931
Total revenue, net	4,634,118	1,620,425	11,036,240	3,189,200
Expenses
Salaries, commissions and team member benefits	816,408	564,332	2,354,021	1,509,180
General and administrative expenses	280,705	159,058	763,962	490,998
Marketing and advertising expenses	250,558	240,303	670,749	676,964
Depreciation and amortization	15,329	21,382	47,633	57,174
Interest and amortization expense on non-funding debt	38,016	33,052	104,291	99,220
Other expenses	176,036	102,551	452,709	208,409
Total expenses	1,577,052	1,120,678	4,393,365	3,041,945
Income before income taxes	3,057,066	499,747	6,642,875	147,255
Provision for income taxes	(61,683)	(5,117)	(84,363)	(4,291)
Net income	2,995,383	494,630	6,558,512	142,964
Net income attributable to non-controlling interest	(2,937,480)	(494,630)	(6,500,609)	(142,964)
Net income attributable to Rocket Companies	$57,903	$—	$57,903	$—

Earnings per share of Class A common stock:
Basic	$0.54	N/A	$0.54	N/A
Diluted	$0.54	N/A	$0.54	N/A

Weighted average shares outstanding:
Basic	106,265,422	N/A	106,265,422	N/A
Diluted	106,265,422	N/A	106,265,422	N/A

Comprehensive income:
Net income attributable to Rocket Companies	$57,903	$—	$57,903	$—
Other comprehensive income	2	—	2	—
Unrealized loss on investment securities	(4)	—	(4)	—
Comprehensive income attributable to Rocket Companies	$57,901	$—	$57,901	$—
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Rocket Companies, Inc.
Condensed Consolidated Statements of Changes in Equity
(In Thousands, Except Shares and Per Share Amounts)
(Unaudited)

	Class A Common Stock Shares	Class A Common Stock Amount	Class D Common Stock Shares	Class D Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Net Parent Investment	Accumulated Other Comprehensive (Loss) Income	Total Non-controlling Interest	Total Equity
Balance, December 31, 2018	—	$—	—	$—	$—	$—	$2,783,484	$(868)	$6,170	$2,788,786
Net loss	—	—	—	—	—	—	(298,442)	—	(327)	(298,769)
Other comprehensive income	—	—	—	—	—	—	—	154	35	189
Net transfers to Parent	—	—	—	—	—	—	(212,777)	—	—	(212,777)
Stock based compensation, net	—	—	—	—	—	—	8,488	—	18	8,506
Balance, March 31 2019	—	$—	—	$—	$—	$—	$2,280,753	$(714)	$5,896	$2,285,935
Net loss	—	—	—	—	—	—	(52,573)	—	(324)	(52,897)
Other comprehensive income	—	—	—	—	—	—	—	444	98	542
Stock based compensation, net	—	—	—	—	—	—	8,450	—	9	8,459
Balance, June 30, 2019	—	$—	—	$—	$—	$—	$2,236,630	$(270)	$5,679	$2,242,039
Net income (loss)	—	—	—	—	—	—	494,960	—	(330)	494,630
Other comprehensive loss	—	—	—	—	—	—	—	(249)	(55)	(304)
Net transfers to Parent	—	—	—	—	—	—	8,568	—	—	8,568
Stock based compensation, net	—	—	—	—	—	—	8,448	—	9	8,457
Balance, September 30, 2019	—	$—	—	$—	$—	$—	$2,748,606	$(519)	$5,303	$2,753,390

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Rocket Companies, Inc.
Condensed Consolidated Statements of Changes in Equity (continued)
(In Thousands, Except Shares and Per Share Amounts)
(Unaudited)

	Class A Common Stock Shares	Class A Common Stock	Class D Common Stock Shares	Class D Common Stock	Additional Paid-in Capital	Retained Earnings	Net Parent Investment	Accumulated Other Comprehensive (Loss) Income	Total Non-controlling Interest	Total Equity
Balance, December 31, 2019	—	$—	—	$—	$—	$—	$3,510,698	$(151)	$5,008	$3,515,555
Net income (loss)	—	—	—	—	—	—	99,487	—	(441)	99,046
Other comprehensive loss	—	—	—	—	—	—	—	(1,439)	(320)	(1,759)
Net transfers from Parent	—	—	—	—	—	—	21,918	—	—	21,918
Stock based compensation, net	—	—	—	—	—	—	29,049	—	9	29,058
Balance, March 31, 2020	—	$—	—	$—	$—	$—	$3,661,152	$(1,590)	$4,256	$3,663,818
Net income (loss)	—	—	—	—	—	—	3,464,518	—	(436)	3,464,082
Other comprehensive income	—	—	—	—	—	—	—	588	131	719
Net transfers to Parent	—	—	—	—	—	—	(1,612,629)	—	—	(1,612,629)
Stock based compensation, net	—	—	—	—	—	—	31,246	—	8	31,254
Other equity adjustment	—	—	—	—	—	—	156	(156)	—	—
Unrealized gain on investment securities	—	—	—	—	—	—	—	7,087		7,087
Non-controlling interest attributed to dissolution	—	—	—	—	—	—	—	—	(884)	(884)
Balance, June 30, 2020	—	$—	—	$—	$—	$—	$5,544,443	$5,929	$3,075	$5,553,447
Net income (loss) attributed to NPI prior to reorganization transactions	—	—	—	—	—	—	1,080,283	—	(177)	1,080,106
Other comprehensive income attributed to NPI prior to reorganization transactions	—	—	—	—	—	—	—	309	68	377
Net transfers to parent	—	—	—	—	—	—	(2,236,995)	—	—	(2,236,995)
Stock based compensation attributed to NPI prior to reorganization transactions	—	—	—	—	—	—	885	—	3	888
Effect of reorganization transactions	372,565	—	1,984,079,483	20	245,920	—	(4,388,616)	(5,923)	4,185,331	36,732
Distributions for state taxes on behalf of shareholders, net	—	—	—	—	—	(335)	—	—	(5,670)	(6,005)
Proceeds received from IPO, net of cost	100,000,000	1	(100,000,000)	—	1,758,719	—	—	—	(14,645)	1,744,075
Proceeds received from Greenshoe option	15,000,000	—	(15,000,000)	—	263,925	—	—	—	—	263,925
Use of proceeds to purchase Class D shares and Holding Units from RHI	—	—	—	(1)	(2,023,424)	—	—	—	—	(2,023,425)
Increase in controlling interest resulting from Greenshoe	—	—	—	—	2,047	4,847	—	(26)	(6,868)	—
Net income subsequent to reorganization transactions	—	—	—	—	—	53,056	—	—	1,862,222	1,915,278
Other comprehensive income subsequent to reorganization transactions	—	—	—	—	—	—	—	2	32	34
Unrealized loss on investment securities	—	—	—	—	—	—	—	(3)	(63)	(66)
Stock Based Compensation subsequent to reorganization transactions	—	—	—	—	25,619	—	—	—	6,746	32,365
Balance, September 30, 2020	115,372,565	$1	1,869,079,483	$19	$272,806	$57,568	$—	$288	$6,030,054	$6,360,736

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Rocket Companies, Inc.
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Operating activities
Net income	$6,558,512	$142,964
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	47,633	57,174
Change in non-controlling interest	—	—
Origination of mortgage servicing rights	(2,041,899)	(1,159,065)
Change in fair value of MSRs	1,918,860	1,464,582
Gain on sale of loans excluding fair value of MSRs, net	(8,814,236)	(2,240,876)
Disbursements of mortgage loans held for sale	(209,540,623)	(92,839,248)
Proceeds from sale of loans held for sale	208,127,818	88,686,026
Stock-based compensation expense	93,565	25,423
Change in assets and liabilities:
Due from affiliates	16,350	(3,649)
Deferred tax asset, net	32,021	—
Other assets	(232,635)	(46,809)
Accounts payable	95,154	70,193
Due to affiliates	20,130	10,663
Premium recapture and indemnification losses paid	(3,067)	(1,252)
Other liabilities	60,797	(67,997)
Total adjustments	(10,220,132)	(6,044,835)
Net cash used in operating activities	(3,661,620)	(5,901,871)
Investing activities
Proceeds from sale of MSRs	320,028	—
Net decrease (increase) in notes receivable from affiliates	60,516	(1,239)
Decrease (increase) in mortgage loans held for investment	6,203	(15,022)
Net increase in investment securities	(2,500)	—
Purchase and other additions of property and equipment, net of disposals	(73,195)	(37,380)
Net cash provided by (used in) investing activities	311,052	(53,641)
Financing activities
Net borrowings on funding facilities	7,047,521	5,428,336
Net borrowings on lines of credit	209,971	—
Net borrowings on senior notes, net	2,000,000	—
Net borrowings on early buy out facility	17,092	119,780
Net (payments) borrowings notes payable from unconsolidated affiliates	(9,459)	35,483
Proceeds from MSRs financing liability	14,121	323,288
Issuance of Class D Shares to RHI	20	—
Proceeds from Class A Shares Issued prior to Offering	6,706	—
Proceeds received from IPO, net of cost	1,744,075	—
Proceeds received from Greenshoe option	263,925	—
Use of Proceeds to Purchase Class D Shares and Holding Units from RHI	(2,023,424)	—
Cash distributions to holding company	(6,005)	—
Net transfers to Parent	(3,798,582)	(204,209)
Net cash provided by financing activities	5,465,961	5,702,678
Effects of exchange rate changes on cash and cash equivalents	(630)	426
Net increase (decrease) in cash and cash equivalents and restricted cash	2,114,763	(252,408)
Cash and cash equivalents and restricted cash, beginning of period	1,455,725	1,136,322
Cash and cash equivalents and restricted cash, end of period	$3,570,488	$883,914
Non-cash activities
Loans transferred to other real estate owned	$960	$2,305
Supplemental disclosures
Cash paid for interest on related party borrowings	$2,126	$3,403
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(In Thousands, Except Shares and Per Share Amounts)
(Unaudited)

1. Business, Basis of Presentation, and Accounting Policies

Rocket Companies, Inc. (the "Company", and together with its consolidated subsidiaries, "Rocket Companies", "we", "us", "our") was incorporated in Delaware on February 26, 2020 as a wholly owned subsidiary of Rock Holdings Inc. ("RHI") for the purpose of facilitating an initial public offering ("IPO") of its Class A common stock and other related transactions in order to carry on the business of RKT Holdings, LLC ("Holdings") and its wholly owned subsidiaries.
We are a Detroit-based company consisting of tech-driven real estate, mortgage and financial service businesses. Our flagship business, Rocket Mortgage, almost exclusively offers Government Sponsored Enterprise ("GSE") conforming, and government insured mortgage loan products, which are marketed in all 50 states through the internet, national television and other marketing channels. In addition to our mortgage business, we have expanded into complementary industries, such as real estate, personal lending, and auto sales. Our ecosystem is a series of connected businesses centered on delivering better solutions to our clients through our technology and scale.

Rocket Companies, Inc. is a holding company. Its primary material asset is the equity interest in Holdings which, through its direct and indirect subsidiaries, conducts all of the Company's operations. Holdings is a Michigan limited liability company and wholly owns Quicken Loans, LLC, Amrock Holdco, LLC (“Amrock”), LMB HoldCo LLC (“Core Digital Media”), RCRA Holdings LLC (“Rock Connections” and “Rocket Auto”), Rocket Homes Real Estate LLC (“Rocket Homes”), RockLoans Holdings LLC (“Rocket Loans”), Rock Central LLC, EFB Holdings Inc. (“Edison Financial”), Lendesk Canada Holdings Inc., RockTech Canada Inc., Nexsys Technologies LLC (“Nexsys”), and Woodward Capital Management LLC. Because Rocket Companies, Inc. is the managing member of Holdings, Rocket Companies, Inc. indirectly operates and controls all of the business affairs of Holdings and its subsidiaries. As used herein, “Rocket Mortgage” refers to either the Rocket Mortgage brand or platform, or the Quicken Loans business, as the context allows.

Initial Public Offering

On August 10, 2020 we completed the IPO of our common stock pursuant to a Registration Statement on Form S-1 (File No. 333-239726), which closed on August 10, 2020. In the IPO, we sold an aggregate of 115,000,000 shares of Class A common stock, including 15,000,000 shares of Class A common stock purchased by the underwriters on September 9, 2020 pursuant to the underwriters’ option to purchase additional shares at the initial public offering price, less underwriting discounts and commissions. Rocket Companies, Inc. received net proceeds from the IPO of approximately $2,023,000 after deducting underwriting discounts and commissions, all of which was used to purchase 115,000,000 non-voting membership units of Holdings (the “Holdings Units”) and shares of Class D common stock from RHI. Prior to the completion of the offering, RHI, Holdings and its subsidiaries consummated an internal reorganization.

As a result of the IPO and the reorganization:

• Rocket Companies, Inc. is the sole managing member of Holdings, which owns direct interests in (a) Rocket Mortgage and (b) various other former direct subsidiaries of RHI.

• Dan Gilbert, our founder and Chairman (our "Chairman"), RHI, and Rocket Companies, Inc. are members of Holdings.

• The certificate of incorporation of Rocket Companies, Inc. was amended to, among other things, authorize the Company to issue four classes of common stock: Class A common stock, Class B common stock, Class C common stock and Class D common stock. The Class A common stock and Class C common stock each provide holders with one vote on all matters submitted to a vote of stockholders, and the Class B common stock and Class D common stock each provide holders with 10 votes on all matters submitted to a vote of stockholders. The holders of Class C

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
common stock and Class D common stock do not have any of the economic rights (including rights to dividends and distributions upon liquidation) provided to holders of Class A common stock and Class B common stock.

• Holdings is treated as a partnership for U.S. federal income tax purposes and, as such, is itself generally not subject to U.S. federal income tax under current U.S. tax laws. Each member of Holdings will be required to take into account for U.S. federal income tax purposes its distributive share of the items of income, gain, loss and deduction of Holdings.
In connection with the reorganization, we entered into a Tax Receivable Agreement (the “Tax Receivable Agreement”) with RHI and our Chairman that will obligate us to make payments to RHI and our Chairman generally equal to 90% of the applicable cash savings that we actually realize as a result of the tax attributes generated by (i) certain increases in our allocable share of the tax basis in Holdings’ assets resulting from (a) the purchases of Holdings Units (along with the corresponding shares of our Class D common stock or Class C common stock) from RHI and our Chairman (or their transferees of Holdings Units or other assignees) using the net proceeds from our initial public offering or in any future offering, (b) exchanges by RHI and our Chairman (or their transferees of Holdings Units or other assignees) of Holdings Units (along with the corresponding shares of our Class D common stock or Class C common stock) for cash or shares of our Class B common stock or Class A common stock, as applicable, or (c) payments under the Tax Receivable Agreement; (ii) tax benefits related to imputed interest deemed arising as a result of payments made under the Tax Receivable Agreement and (iii) disproportionate allocations (if any) of tax benefits to Holdings as a result of section 704(c) of the Internal Revenue Code of 1986, as amended (the “Code”) that relate to the reorganization transactions. We will retain the remaining 10% benefit of these tax savings.

As the reorganization is considered transactions between entities under common control, the financial statements for the periods prior to the IPO and reorganization have been adjusted to combine the previously separate entities for presentation. Prior to the reorganization, Rocket Companies, Inc. had no operations.

Basis of Presentation and Consolidation

Prior to the completion of our reorganization and IPO, as defined above and in our registration statement on form S-1, RKT Holdings, LLC and its subsidiaries operated as part of RHI and not as a stand-alone entity. Income from RKT Holdings, LLC and its subsidiaries prior to the reorganization and IPO have been accounted for as a non-controlling interest in our Condensed Consolidated Statements of Income. Our Condensed Consolidated Statements of Changes in Equity presents the accumulated net income prior to the reorganization and IPO in net parent investment as the financial statements prior to the reorganization and IPO reflect combined subsidiaries operating as part of RHI. As part of our reorganization, we reorganized the legal structure of our entities, so they are all under a single parent entity, RKT Holdings, LLC. As the sole managing member of Holdings, the Company operates and controls all of the business and affairs of Holdings, and through Holdings and its subsidiaries, conducts its business. Because we manage and operate the business and control the strategic decisions and day-to-day operations of Holdings and also have a substantial financial interest in Holdings, we consolidate the financial results of Holdings, and a portion of our net income is allocated to the non-controlling interests. RKT Holdings, LLC is considered a variable interest entity, or VIE. In addition, because RKT Holdings, LLC and its subsidiaries are under the common control of RHI, we account for the reorganization as a reorganization of entities under common control and will initially measure the interests of RHI in the assets and liabilities of Holdings at their carrying amounts as of the date of the completion of the reorganization. The net parent investment as a result of the common control transaction with Rocket Companies, Inc. was allocated between non-controlling interest and additional paid-in capital based on the ownership of RKT Holdings, LLC.

Prior to the reorganization and IPO, all revenues and expenses as well as assets and liabilities that are either legally attributable to us or directly associated with our business activities are included in the condensed consolidated financial statements. Net parent investment represents RHI’s interest in the recorded net assets of the Company. All significant transactions between the Company and RHI have been included in the accompanying condensed consolidated financial statements and are reflected in the accompanying Condensed Consolidated Statements of Changes in Equity as “Net transfers to/from parent” and in the accompanying Condensed Consolidated Balance Sheets within “Net parent investment.”

In conjunction with the reorganization and IPO, we reclassified RHI's historical net parent investment in us to additional paid-in-capital. All significant intercompany transactions and accounts between the businesses comprising the Company have been eliminated in the accompanying condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
All transactions and accounts between RHI and the Company have a history of settlement or will be settled for cash, and are reflected as related party transactions. For further details of the Company’s related party transactions refer to Note 6 Transactions with Related Parties.
Our condensed consolidated financial statements are unaudited and presented in U.S. dollars. They have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Our Condensed Consolidated Balance Sheet as of December 31, 2019 has been derived from our audited combined financial statements at that date. Our condensed consolidated financial statements should be read in conjunction with our combined financial statements and notes thereto for the year ended December 31, 2019, which include a complete set of footnote disclosures, including our significant accounting policies.
Our condensed consolidated financial statements for periods prior to the reorganization and IPO have been derived from our combined financial statements, which combined the subsidiaries that historically operated as part of RHI and were included in the IPO registration statement, with further adjustments only to comply with the presentation requirements for consolidated financial statements purposes and to reflect retrospectively the Amrock Title Insurance Company ("ATI") common control acquisition as discussed further below in the Acquisition Agreement section. Amounts for the period from July 1, 2020 through August 5, 2020, from January 1, 2020 through August 5, 2020, as of December 31, 2019, and for the three months and nine months ended September 30, 2019 presented in the condensed consolidated financial statements and notes to condensed consolidated financial statements herein represent the historical operations of the Company including those of ATI. These amounts are prepared on a basis materially consistent, including intercompany eliminations, with the amounts as of September 30, 2020 and for the period from August 6, 2020 through September 30, 2020, reflecting the consolidated operations of the Company including ATI. The December 31, 2019 balance sheet of the Company is immaterially different from the audited financial statements as a result of the ATI common control transaction.

We believe the assumptions underlying the condensed consolidated financial statements, including the assumptions regarding allocation of expenses from RHI are reasonable. Prior to the reorganization and IPO, the executive management compensation expense has been allocated based on time incurred for services provided to Holdings and its subsidiaries. Total costs allocated to us for these services were $8,042 and $11,596 for the three months ended September 30, 2020 and 2019, and $94,776 and $33,526 for the nine months ended September 30, 2020 and 2019, respectively. These amounts were included in salaries, commissions and team member benefits in our Condensed Consolidated Statements of Income and Comprehensive Income. In our opinion, these condensed consolidated financial statements include all normal and recurring adjustments considered necessary for a fair statement of our results of operations, financial position and cash flows for the periods presented. However, our results of operations for any interim period are not necessarily indicative of the results that may be expected for a full fiscal year or for any other future period.

Acquisition Agreement

On August 5, 2020, Rocket Companies, Inc. entered into an acquisition agreement with RHI and its direct subsidiary Amrock Holdings Inc. pursuant to which we acquired Amrock Title Insurance Company ("ATI"), a title insurance underwriting business, for total aggregate consideration of $14,400 that consisted of 800,000 Holdings Units and shares of Rocket Companies, Inc. Class D common stock valued at the price to the public in the initial public offering of $18.00 per share (the number of shares issued equals the purchase price divided by the price to the public in our initial public offering). ATI's net income for the year ended December 31, 2019 was $4,700. The ATI acquisition closed on August 14, 2020, and the Company issued the 800,000 Class D shares and Holding Units to RHI. Because the Acquisition was a transaction between commonly controlled entities, U.S. GAAP requires the retrospective combination of the entities for all periods presented as if the combination had been in effect since the inception of common control. Accordingly, the Company’s unaudited condensed consolidated financial statements included in this Form 10-Q, including for the three and nine months ended September 30, 2019 and as of December 31, 2019, reflect the retrospective combination of the entities as if the combination had been in effect since inception of common control.

Management Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Although management is not currently aware of any factors that would significantly change its estimates and assumptions, actual results may differ from these estimates.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
Subsequent Events
In preparing these condensed consolidated financial statements, the Company evaluated events and transactions for potential recognition or disclosure through the date these condensed consolidated financial statements were issued. Refer to Note 5, Borrowings for disclosures on changes to the Company’s debt agreements that occurred subsequent to September 30, 2020, which includes additional details on the 5.75% Senior Notes with an $1,250,000 balance as of September 30, 2020 that were redeemed in October 2020.

Subsequent to September 30, 2020, the Company sold MSRs relating to certain single-family mortgage loans with an aggregate unpaid principal balance of approximately $20,000,000 as of September 30, 2020. The sale represented approximately 5.0% of the Company’s total single-family mortgage servicing portfolio as of September 30, 2020.

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

Share Repurchase Authorization

The Company's Board of Directors approved a share repurchase program effective November 10, 2020. The share repurchase program authorizes the Company to repurchase outstanding shares of the Company’s common stock, of any Class, in an aggregate value, not to exceed $1 billion dollars, from time to time, in the open market or through privately negotiated transactions, in accordance with applicable securities laws. The share repurchase program will remain in effect for a two-year period. The share repurchase program does not obligate the Company to make any repurchases at any specific time. The timing and extent to which the Company repurchases its shares will depend upon, among other things, market conditions, share price, liquidity targets, regulatory requirements and other factors.

Revenue Recognition
The following revenue streams fall within the scope of ASC Topic 606—Revenue from Contracts with Customers and are disaggregated hereunder:
Core Digital Media lead generation revenue—Online consumer acquisition revenue, net of intercompany eliminations, were $5,755 and $9,847 for the three months ended September 30, 2020 and 2019, respectively, and $18,819 and $31,138 for the nine months ended September 30, 2020 and 2019, respectively.

Professional service fees—Professional service fee revenues were $3,528 and $2,399 for the three months ended September 30, 2020 and 2019, and $7,155 and $6,286 for the nine months ended September 30, 2020 and 2019, respectively, and were rendered entirely to related parties.
Rocket Homes real estate network referral fees—Real estate network referral fees were $13,633 and $13,286 for the three months ended September 30, 2020 and 2019, and $33,459 and $31,853 for the nine months ended September 30, 2020 and 2019, respectively.
Rock Connections contact center revenue—Contact center revenue was $6,246 and $6,456 for the three months ended September 30, 2020 and 2019, and $19,403 and $19,701 for the nine months ended September 30, 2020 and 2019, respectively.
Amrock closing fees—Closing fees were $122,735 and $53,672 for the three months ended September 30, 2020 and 2019, and $302,260 and $126,995 for the nine months ended September 30, 2020 and 2019, respectively.
Amrock appraisal revenue, net—Appraisal revenue, net was $20,655 and $20,408 for the three months ended September 30, 2020 and 2019, and $59,054 and $56,591 for the nine months ended September 30, 2020 and 2019, respectively.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
Cash, Cash Equivalents and Restricted Cash

Restricted cash as of September 30, 2020 and 2019 consisted of cash on deposit for a repurchase facility and client application deposits, title premiums collected from the insured that are due to the underwritten insurance company and a $25,000 bond.

	September 30, 2020
	2020	2019
Cash and cash equivalents	$3,485,137	$818,328
Restricted cash	85,351	65,586
Total cash, cash equivalents, and restricted cash in the statement of cash flows	$3,570,488	$883,914

Loans subject to repurchase right from Ginnie Mae

For certain loans sold to Ginnie Mae, the Company as the servicer has the unilateral right to repurchase any individual loan in a Ginnie Mae securitization pool if that loan meets defined criteria, including being delinquent more than 90 days. Once the Company has the unilateral right to repurchase the delinquent loan, the Company has effectively regained control over the loan and must re-recognize the loan on the Condensed Consolidated Balance Sheets and establish a corresponding finance liability regardless of the Company's intention to repurchase the loan.

Non-controlling interests

As noted above, we are the sole managing member of Holdings and consolidate the financial results of Holdings. Therefore, we report a non-controlling interest based on the Holdings Units of Holdings held by our Chairman and RHI (the "non-controlling interest holders") on our Condensed Consolidated Balance Sheets. Income or loss is attributed to the non-controlling interests based on the weighted average Holdings Units outstanding during the period and is presented on the Condensed Consolidated Statements of Income and Comprehensive Income. Refer to Note 14, Non-controlling Interests for more information.

Stock-based Compensation

In connection with the IPO, equity-based awards were issued under the Rocket Companies, Inc. 2020 Omnibus Incentive Plan including restricted stock units and stock options to purchase shares of our Class A common stock at an exercise price equal to the price to the public in the initial public offering. Stock-based compensation expense is recorded as a component of salaries, commissions and team member benefits. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period based on the fair value of the award on the date of grant, refer to Note 15, Stock-based Compensation for additional information.

Income taxes

Our income tax expense, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management’s best assessment of estimated current and future taxes to be paid. We are subject to income taxes predominantly in the United States and Canada. These tax laws are often complex and may be subject to different interpretations. To determine the financial statement impact of accounting for income taxes, the Company must make assumptions and judgements about how to interpret and apply these complex tax laws to numerous transactions and business events, as well as make judgements regarding the timing of when certain items may affect taxable income in the United States and Canada.

In calculating the provision for interim income taxes, in accordance with ASC Topic 740 Income Taxes, we apply an estimated annual effective tax rate to year-to-date ordinary income. At the end of each interim period, we estimate the effective tax rate expected to be applicable for the full fiscal year. Tax-effects of significant, unusual or infrequently occurring items are excluded from the estimated annual effective tax rate calculation and recognized in the interim period in which they occur.

Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expense. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
we consider all available positive and negative evidence including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In projecting future taxable income, we begin with historical results and changes in accounting policies and incorporate assumptions including the amount of future state, federal, and foreign pretax operating income, the reversal of temporary differences, the implementation of feasible and prudent tax planning strategies. If it is determined that a deferred tax asset is not realizable, a valuation allowance is established. The valuation allowance may be reversed in a subsequent reporting period if the Company determines that based on revised estimates of future taxable income or changes in tax planning strategies, it is more likely than not that all or part of the deferred tax asset will become realizable.

Our interpretations of tax laws are subject to review and examination by various taxing authorities and jurisdictions where the Company operates, and disputes may occur regarding its view on a tax position. These disputes over interpretations with the various tax authorities may be settled by audit, administrative appeals or adjudication in the court systems of the tax jurisdictions in which the Company operates. We regularly review whether we may be assessed additional income taxes as a result of the resolution of these matters, and the Company records additional reserves as appropriate. In addition, the Company may revise its estimate of income taxes due to changes in income tax laws, legal interpretations, and business strategies. We recognize the financial statement effects of uncertain income tax positions when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. Also, we recognize accrued interest and penalties related to liabilities for uncertain income tax positions in income tax expense. For additional information regarding our provision for income taxes refer to Note 8, Income Taxes.

Tax Receivable Agreement

In connection with the reorganization, we entered into a Tax Receivable Agreement with RHI and our Chairman that will obligate us to make payments to RHI and our Chairman generally equal to 90% of the applicable cash savings that we actually realize as a result of the tax attributes generated by (i) certain increases in our allocable share of the tax basis in Holdings’ assets resulting from (a) the purchases of Holdings Units (along with the corresponding shares of our Class D common stock or Class C common stock) from RHI and our Chairman (or their transferees of Holdings Units or other assignees) using the net proceeds from our initial public offering or in any future offering, (b) exchanges by RHI and our Chairman (or their transferees of Holdings Units or other assignees) of Holdings Units (along with the corresponding shares of our Class D common stock or Class C common stock) for cash or shares of our Class B common stock or Class A common stock, as applicable, or (c) payments under the Tax Receivable Agreement; (ii) tax benefits related to imputed interest deemed arising as a result of payments made under the Tax Receivable Agreement and (iii) disproportionate allocations (if any) of tax benefits to Holdings as a result of section 704(c) of the Code that relate to the reorganization transactions. We will retain the benefit of the remaining 10% of these tax savings.

Basic and Diluted Earnings Per Share

The Company applies the two-class method for calculating and presenting earnings per share by separately presenting earnings per share for Class A common stock and Class B common stock. In applying the two-class method, the Company allocates undistributed earnings equally on a per share basis between Class A and Class B common stock. According to the Company’s certificate of incorporation, the holders of the Class A and Class B common stock are entitled to participate in earnings equally on a per-share basis, as if all shares of common stock were of a single class, and in such dividends as may be declared by the board of directors. Holders of the Class A and Class B common stock also have equal priority in liquidation. Shares of Class C and Class D common stock do not participate in earnings of Rocket Companies, Inc. As a result, the shares of Class C and Class D common stock are not considered participating securities and are not included in the weighted-average shares outstanding for purposes of earnings per share. Restricted stock units awarded as part of the Company’s compensation program, described in Note 15, Stock-based Compensation, are included in the weighted-average Class A shares outstanding in the calculation of basic EPS once the units are fully vested. Refer to Note 16, Earnings Per Share for more information.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued Accounting Standard Update (“ASU”) No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which introduced an expected credit loss model for the impairment of financial assets, measured at amortized cost. The model replaces the probable, incurred loss model for those assets and broadens the information an entity must consider in developing its expected credit loss estimate for assets measured at amortized cost. On January 1, 2020, the Company adopted ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and subsequent amendments to the initial

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
guidance under ASU 2018-19, ASU 2019-04 and ASU 2019-05 (collectively, “Topic 326”) with no material impact to our consolidated financial position, results of operations or cash flows.
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
In March 2020, the FASB issued ASU No. 2020-03, Codification Improvements to Financial Instruments (“ASU 2020-03”). ASU 2020-03 improves and clarifies various financial instruments topics to increase shareholder awareness and make the standards easier to understand and apply by eliminating inconsistencies and providing clarifications. The Company adopted ASU 2020-03 upon issuance, with no material effect on our consolidated financial position, results of operations or cash flows.
Accounting Standards Issued but Not Yet Adopted
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments to Topic 740 include the removal of certain exceptions to the general principles of ASC 740 in such areas as intraperiod tax allocation, year to date losses in interim periods and deferred tax liabilities related to outside basis differences. Amendments also include simplification in other areas such as interim recognition of enactment of tax laws or rate changes and accounting for a franchise tax (or similar tax) that is partially based on income. This standard will be effective for the Company on January 1, 2021. Early adoption is permitted in any interim or annual period, with any adjustments reflected as of the beginning of the fiscal year of adoption. If an entity chooses to early adopt, it must adopt all changes as a result of the ASU. The Company is currently evaluating the potential impact that the adoption of this ASU will have on the consolidated financial statements and related disclosures.
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. Subject to meeting certain criteria, the new guidance provides optional expedients and exceptions to applying contract modification accounting under existing U.S. GAAP, to address the expected phase out of the London Inter-bank Offered Rate (“LIBOR”) by the end of 2021. This guidance is effective upon issuance and allows application to contract changes as early as January 1, 2020. The Company is in the process of reviewing its funding facilities and financing facilities that utilize LIBOR as the reference rate and is currently evaluating the potential impact that the adoption of this ASU will have on the consolidated financial statements and related disclosures.
In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The amendments in this update change how entities account for convertible instruments and contracts in an entity’s own equity. The standard simplifies the accounting for certain convertible instruments, amends guidance on derivative scope exceptions for contracts in an entity's own equity, and modifies the guidance on diluted earnings per share (EPS) calculations as a result of these changes. This standard will be effective for the Company on January 1, 2022. Early adoption is permitted for fiscal years beginning after December 15, 2020. The Company is currently evaluating the potential impact that the adoption of this ASU will have on the consolidated financial statements and related disclosures.
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

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
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
The following is a description of measurement techniques for items recorded at fair value on a recurring basis. There were no material items recorded at fair value on a nonrecurring basis as of September 30, 2020 or December 31, 2019.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The table below shows a summary of financial statement items that are measured at estimated fair value on a recurring basis, including assets measured under the fair value option. There were no material transfers of assets or liabilities recorded at fair value on a recurring basis between Levels 1, 2 or 3 during the nine months ended September 30, 2020 or the year ended December 31, 2019.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)

	Level 1	Level 2	Level 3	Total
Balance at September 30, 2020
Assets:
Mortgage loans held for sale	$—	$21,301,368	$376,032	$21,677,400
IRLCs	—	—	2,590,319	2,590,319
MSRs	—	—	2,606,149	2,606,149
Forward commitments	—	12,149	—	12,149
Total assets	$—	$21,313,517	$5,572,500	$26,886,017
Liabilities:
Forward commitments	—	238,004	—	238,004
Total liabilities	$—	$238,004	$—	$238,004
Balance at December 31, 2019
Assets:
Mortgage loans held for sale	$—	$12,966,942	$308,793	$13,275,735
IRLCs	—	—	508,135	508,135
MSRs	—	—	2,874,972	2,874,972
MSRs collateral for financing liability(1)	—	—	205,108	205,108
Forward commitments	—	3,838	—	3,838
Total assets	$—	$12,970,780	$3,897,008	$16,867,788
Liabilities:
Forward commitments	$—	$43,794	$—	$43,794
MSRs financing liability(1)	—	—	189,987	189,987
Total liabilities	$—	$43,794	$189,987	$233,781
_________________________
(1)    Refer to Note 3, Mortgage Servicing Rights for further information regarding both the MSRs collateral for financing liability and MSRs financing liability.
The following tables present the quantitative information about recurring Level 3 fair value financial instruments and the fair value measurements as of:

	September 30, 2020				December 31, 2019
Unobservable Input	Range (Weighted Average)				Range (Weighted Average)
Mortgage loans held for sale
Dealer pricing	65%	-	104%	(95)%	75%	-	103%	(98)%
IRLCs
Loan funding probability	0%	-	100%	(73)%	0%	-	100%	(72)%
MSRs, MSRs collateral for financing liability, and MSRs financing liability
Discount rate	9.5%	-	12.0%	(9.9)%	9.5%	-	12.0%	(10.0)%
Conditional prepayment rate	13.7%	-	47.5%	(18.1)%	7.4%	-	44.5%	(14.5)%
The table below presents a reconciliation of Level 3 assets measured at fair value on a recurring basis for the three and nine months ended September 30, 2020 and 2019. Mortgage servicing rights (including MSRs collateral for financing liability and MSRs financing liability) are also classified as a Level 3 asset measured at fair value on a recurring basis and its reconciliation is found in Note 3, Mortgage Servicing Rights.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)

	Loans Held for Sale	IRLCs
Balance at June 30, 2020	$416,100	$2,393,764
Transfers in(1)	122,763	—
Transfers out/principal reductions(1)	(164,211)	—
Net transfers and revaluation gains	—	196,555
Total gains included in net income	1,380	—
Balance at September 30, 2020	$376,032	$2,590,319
Balance at June 30, 2019	$276,551	$507,187
Transfers in(1)	288,321	—
Transfers out/principal reductions(1)	(241,519)	—
Net transfers and revaluation gains	—	245,077
Total losses included in net income	(1,330)	—
Balance at September 30, 2019	$322,023	$752,264

	Loans Held for Sale	IRLCs
Balance at December 31, 2019	$308,793	$508,135
Transfers in(1)	906,527	—
Transfers out/principal reductions(1)	(825,197)	—
Net transfers and revaluation gains	—	2,082,184
Total losses included in net income	(14,091)	—
Balance at September 30, 2020	$376,032	$2,590,319
Balance at December 31, 2018	$194,752	$245,663
Transfers in(1)	815,680	—
Transfers out/principal reductions(1)	(689,244)	—
Net transfers and revaluation gains	—	506,601
Total gains included in net income	835	—
Balance at September 30, 2019	$322,023	$752,264
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
Fair Value Option
The following is the estimated fair value and unpaid principal balance (“UPB”) of mortgage loans held for sale that have contractual principal amounts and for which the Company has elected the fair value option. The fair value option was elected for mortgage loans held for sale as the Company believes fair value best reflects their expected future economic performance:

	Fair Value	Principal Amount Due Upon Maturity	Difference(1)
Balance at September 30, 2020	$21,677,400	$20,748,798	$928,602
Balance at December 31, 2019	$13,275,735	$12,929,143	$346,592
_________________________
(1)    Represents the amount of gains included in Gain on sale of loans, net due to changes in fair value of items accounted for using the fair value option.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
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

	September 30, 2020		December 31, 2019
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior Notes, due 5/1/2025	$1,242,296	$1,287,463	$1,241,012	$1,297,250
Senior Notes, due 1/15/2028	$994,390	$1,062,985	$992,779	$1,046,683
Senior Notes, due 3/1/2029	$742,881	$742,080	—	—
Senior Notes, due 3/1/2031	$1,237,627	$1,239,513	—	—
The fair value of Senior Notes, was calculated using the observable bond price at September 30, 2020 and December 31, 2019, respectively. The Senior Notes are classified as Level 2 in the fair value hierarchy.
3. Mortgage Servicing Rights
Mortgage servicing rights are recognized as assets on the Condensed Consolidated Balance Sheets when loans are sold and the associated servicing rights are retained. The Company maintains one class of MSR asset and has elected the fair value option. These MSRs are recorded at fair value, which is determined using a valuation model that calculates the present value of estimated future net servicing fee income. The model includes estimates of prepayment speeds, discount rate, cost to service, float earnings, contractual servicing fee income, and ancillary income and late fees, among others. These estimates are supported by market and economic data collected from various outside sources.
During 2019, the Company began using derivatives to economically hedge the risk of changes in the fair value of certain MSRs identified for sale, measured at fair value. The changes in the fair value of derivatives that serve to mitigate certain risks associated with the certain MSRs are recorded in current period earnings.
The following table summarizes changes to the MSR assets for the three and nine months ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Fair value, beginning of period	$2,289,209	$2,848,902	$2,874,972	$3,180,530
MSRs originated	836,557	416,730	2,041,899	1,159,065
MSRs sales	(140,359)	(340,280)	(326,652)	(340,280)
Changes in fair value:
Due to changes in valuation model inputs or assumptions(1)	(113,547)	(180,428)	(1,191,967)	(892,755)
Due to collection/realization of cash flows	(265,711)	(210,191)	(792,103)	(571,827)
Total changes in fair value	(379,258)	(390,619)	(1,984,070)	(1,464,582)
Fair value, end of period	$2,606,149	$2,534,733	$2,606,149	$2,534,733
_________________________
(1)    Reflects changes in assumptions including discount rates and prepayment speed assumptions, mostly due to changes in market interest rates. Does not include the change in fair value of derivatives that economically hedge MSRs identified for sale.
The total UPB of mortgage loans serviced, excluding subserviced loans, at September 30, 2020 and December 31, 2019 was $368,243,032 and $311,718,188, respectively. The portfolio primarily consists of high quality performing agency and government (FHA and VA) loans. As of September 30, 2020, delinquent loans (defined as 60-plus days past-due) were

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
3.91% of our total portfolio. Excluding clients in forbearance plans, our delinquent loans (defined as 60-plus days past-due) were 0.71% as of September 30, 2020.
During the third quarter of 2019, the Company sold MSRs with a book value of approximately $340,000 relating to certain single-family mortgage loans. Based on the contract terms, the sale of those MSRs did not qualify for sale accounting treatment under U.S. GAAP. As a result, the Company was required to retain the MSRs asset (i.e., MSRs collateral for financing liability) and the MSRs liability (i.e., MSRs financing liability) on the balance sheet until certain contractual provisions lapse after June 2020. These MSRs continued to be reported on the balance sheet at fair value using a valuation methodology consistent with the Company’s method for valuing MSRs until those contractual provisions lapsed. Furthermore, the net change in fair market value (“FMV”) of the MSRs asset and liability from this sale is captured within loan servicing (loss) income, net in the Condensed Consolidated Statements of Income and Comprehensive Income. The unrealized gain of $58,926 relating to the MSRs liability and the offsetting unrealized loss of $58,926 relating to the MSRs asset were recorded in current operations for the quarter ended September 30, 2020. Additionally, terms of the agreement require quarterly adjustments to the sales price for changes in prepayment rates at the time of sale for a period of one year. Depending on these prepayment speeds the Company may either receive or pay additional funds from this transaction. Furthermore, in the nine months ended September 30, 2020, the Company also sold MSRs with a book value of $326,653 relating to certain mortgage loans, which qualified for sale accounting treatment under U.S. GAAP.

The following is a summary of the weighted average discount rate and prepayment speed assumptions used to determine the fair value of MSRs as well as the expected life of the loans in the servicing portfolio:

	September 30, 2020	December 31, 2019
Discount rate	9.9%	10.0%
Prepayment speeds	18.1%	14.5%
Life (in years)	4.49	5.33
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
The following table stresses the discount rate and prepayment speeds at two different data points:

	Discount Rate		Prepayment Speeds
	100 BPS Adverse Change	200 BPS Adverse Change	10% Adverse Change	20% Adverse Change
September 30, 2020
Mortgage servicing rights	$(86,711)	$(167,475)	$(147,055)	$(281,752)
December 31, 2019
Mortgage servicing rights	$(101,495)	$(195,894)	$(133,039)	$(259,346)

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)

4. Mortgage Loans Held for Sale

The Company sells substantially all of its originated mortgage loans into the secondary market. The Company may retain the right to service some of these loans upon sale through ownership of servicing rights. A reconciliation of the changes in mortgage loans held for sale to the amounts presented on the Condensed Consolidated Statements of Cash Flows is below:

	Nine Months Ended September 30,
	2020	2019
Balance at the beginning of period	$13,275,735	$5,784,812
Disbursements of mortgage loans held for sale	209,540,623	92,839,248
Proceeds from sales of mortgage loans held for sale(1)	(208,122,820)	(88,675,431)
Gain on sale of loans excluding fair value of MSRs, net(2)	6,983,862	1,591,696
Balance at the end of period	$21,677,400	$11,540,325
_________________________
(1)    The proceeds from sales of loans held for sale on the Condensed Consolidated Statement of Cash Flows includes amounts related to the sale of consumer loans.
(2)    The gain on sale of loans excluding MSRs, net presented on the Condensed Consolidated Statements of Cash Flows includes amounts related to the sale of consumer loans, interest rate lock commitments, forward commitments, and provisions for investor reserves.

Credit Risk
The Company is subject to credit risk associated with mortgage loans that it purchases and originates during the period of time prior to the sale of these loans. The Company considers credit risk associated with these loans to be insignificant as it holds the loans for a short period of time, which for the nine months ended September 30, 2020 is, on average, approximately 18 days from the date of borrowing, and the market for these loans continues to be highly liquid. The Company is also subject to credit risk associated with mortgage loans it has repurchased as a result of breaches of representations and warranties during the period of time between repurchase and resale.
5. Borrowings
The Company maintains various funding facilities and other non-funding debt as shown in the tables below. Interest rates are based on LIBOR (some have a floor) plus a spread, except for the $175,000 unsecured line of credit and the Senior Notes. The interest rate for each advance on the $175,000 unsecured line of credit is variable and is based on a margin over either a fixed one, two, or three-month LIBOR or a floating daily or 30 day LIBOR, or the lender’s prime rate, at the option of the Company. The commitment fee charged by lenders for each of the facilities is an annual fee and is calculated based on the committed line amount multiplied by a negotiated rate. The fee rate ranges from 0% to 0.50% among the facilities except for the Senior Notes, which has no commitment fee. The Company is required to maintain certain covenants, including minimum tangible net worth, minimum liquidity, maximum total debt or liabilities to net worth ratio, pretax net income requirements, and other customary debt covenants, as defined in the agreements. The Company was in compliance with all covenants as of September 30, 2020 and December 31, 2019.
The amount owed and outstanding on the Company’s loan funding facilities fluctuates greatly based on its origination volume, the amount of time it takes the Company to sell the loans it originates, and the Company’s ability to use the cash to self-fund loans. In addition to self-funding, the Company may from time to time use surplus cash to “buy-down” the effective interest rate of certain loan funding facilities or to self-fund a portion of our loan originations. As of September 30, 2020, $660,531 of the Company’s cash was used to buy-down our funding facilities and self-fund, $350,000 of which are buy-down funds that are included in cash on the balance sheet and $310,531 of which is self-funding that

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
reduces cash on the balance sheet. The Company has the right to withdraw the $350,000 at any time, unless a margin call has been made or a default has occurred under the relevant facilities. The Company has the right to transfer the $310,531 of self-funded loans on to a warehouse line or the early buy out line, provided that such loans meet the eligibility criteria to be placed on such warehouse line or the early buy out line and no default or margin call has been made on such line, the loans are further subject to any required haircuts, and are subject to its ability to borrow additional funds under the facility. A large, unanticipated margin call could have a material adverse effect on the Company’s liquidity. Furthermore, refer to Note 3, Mortgage Servicing Rights for additional information regarding the MSRs financing liability with the MSRs sold during the third quarter of 2019.
The terms of the Senior Notes restrict our ability and the ability of our subsidiary guarantors among other things to: (1) incur additional debt or issue preferred stock; (2) pay dividends or make distributions in respect of capital stock; (3) purchase or redeem capital stock; (4) make investments or other restricted payments; (5) sell assets; (6) enter into transactions with affiliates; (7) effect a consolidation or merger, taken as a whole; and (8) designate our subsidiaries as unrestricted subsidiaries, unless certain conditions are met, as defined in the agreements; (9) merge, consolidate or sell, transfer or lease assets, and; (10) create liens on assets. Items (1) through (9) apply to the 2025 and 2028 Senior Notes. Items (9) and (10) apply to the 2029 and 2031 Senior Notes, which have investment grade covenants.
Funding Facilities

Facility Type	Collateral	Maturity	Line Amount	Committed Line Amount	Outstanding Balance September 30, 2020	Outstanding Balance December 31, 2019
MRA funding:
1) Master Repurchase Agreement(1)(10)	Mortgage loans held for sale(9)	10/22/2021	$2,000,000	$100,000	$599,945	$835,302
2) Master Repurchase Agreement(2)(10)	Mortgage loans held for sale(9)	12/3/2020	1,750,000	500,000	1,300,601	1,390,839
3) Master Repurchase Agreement(3)(10)	Mortgage loans held for sale(9)	4/22/2022	3,250,000	1,000,000	2,663,264	2,622,070
4) Master Repurchase Agreement(4)(10)	Mortgage loans held for sale(9)	7/26/2021	2,000,000	1,700,000	1,874,996	875,617
5) Master Repurchase Agreement(10)	Mortgage loans held for sale(9)	4/22/2021	2,500,000	500,000	1,892,852	2,063,099
6) Master Repurchase Agreement(5)(10)	Mortgage loans held for sale(9)	9/5/2022	2,000,000	1,500,000	1,732,478	965,903
7) Master Repurchase Agreement(10)	Mortgage loans held for sale(9)	9/1/2021	1,750,000	1,137,500	1,332,027	773,822
8) Master Repurchase Agreement(10)	Mortgage loans held for sale(9)	6/12/2021	400,000	—	337,951	—
9) Master Repurchase Agreement(10)	Mortgage loans held for sale(9)	9/24/2021	1,500,000	750,000	852,205	—
10) Master Repurchase Agreement(6)(10)	Mortgage loans held for sale(9)	(6)	—	—	—	—
			$17,150,000	$7,187,500	$12,586,319	$9,526,652
Early Funding:
11) Early Funding Facility(7)(11)	Mortgage loans held for sale(9)	(7)	4,000,000	—	4,536,792	2,022,179
12) Early Funding Facility(8)(11)	Mortgage loans held for sale(9)	(8)	2,500,000	—	1,966,288	493,047
			6,500,000	—	6,503,080	2,515,226
Total			$23,650,000	$7,187,500	$19,089,399	$12,041,878
_________________________
(1)     Subsequent to September 30, 2020, this facility was amended to temporarily increase the total facility size to $3,000,000 with $100,000 committed from November 2, 2020 through November 15, 2020. Subsequent to November 15, 2020, the facility will decrease to $2,000,000 with $100,000 committed.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
(2)    This facility had an overall line size of $1,750,000 with $500,000 committed until September 30, 2020. Subsequent to September 30, 2020, the facility decreased to $1,500,000 with $500,000 committed.
(3)    This facility will have an overall line size of $3,250,000 with $1,000,000 committed until December 31, 2020. Subsequent to December 31, 2020, the facility will decrease to $2,750,000 with $1,000,000 committed.
(4)    This facility has a 12-month initial term, which can be extended for 3-months at each subsequent 3-month anniversary from the initial start date. Subsequent to September 30, 2020 this facility was extended 3-months and is now maturing on October 26, 2021.
(5)    This facility will have an overall size of $2,000,000 with $1,500,000 committed until December 30, 2020. Subsequent to December 30, 2020, the committed amount will decrease to $1,000,000.

(6)    Subsequent to September 30, 2020, a new facility was closed. Effective October 9, 2020, the new facility has an overall line size of $500,000 with no committed amount, maturing on October 9, 2021.

(7)    This facility is an evergreen agreement with no stated termination or expiration date. This agreement can be terminated by either party upon written notice. As of September 30, 2020, this facility is reporting a higher outstanding balance than the line amount shown above. This is because the outstanding balance excludes a transaction that was processed by this facility, but not yet received by the Company. Including this transaction, the outstanding balance is below the line amount.

(8)    Subsequent to September 30, 2020, this facility was increased to have an overall line size of $3,000,000. This agreement is an evergreen agreement with no stated termination or expiration date. This agreement can be terminated by either party upon written notice.

(9)    The Company has multiple borrowing facilities in the form of asset sales under agreements to repurchase. These borrowing facilities are secured by mortgage loans held for sale at fair value as the first priority security interest.
(10)    The interest rates charged by lenders of the funding facilities under the Master Repurchase Agreements ranged from one-month LIBOR+1.23% to one-month LIBOR+2.30% for the nine months ended September 30, 2020 and one-month LIBOR+1.20% to one-month LIBOR+2.30% for the year ended December 31, 2019.

(11)    The interest rates charged by lenders for the early funding facilities ranged from one-month LIBOR+0.40% to one-month LIBOR+1.10% for the nine months ended September 30, 2020 and one-month LIBOR+0.40% to one-month LIBOR+0.85% for the year ended December 31, 2019.

Other Financing Facilities

Facility Type	Collateral	Maturity	Line Amount	Committed Line Amount	Outstanding Balance September 30, 2020	Outstanding Balance December 31, 2019
Line of Credit Financing Facilities
1) Unsecured line of credit(1)(7)	—	7/27/2025	$2,000,000	$—	$—	$—
2) Unsecured line of credit(2)(7)	—	(2)	—	—	—	90,000
3) Unsecured line of credit(3)		7/31/2025	100,000	—	—	—
4) Unsecured line of credit(3)	—	6/23/2025	50,000	—	—	—
5) Unsecured line of credit(3)	—	(3)	10,000	—	—	—
6) Revolving credit facility(4)	—	8/10/2023	950,000	950,000	300,000	—
7) MSR line of credit(8)	MSRs	10/22/2021	200,000	—	—	—
8) MSR line of credit(5)(8)	MSRs	(5)	200,000	200,000	75,000	75,000
			$3,510,000	$1,150,000	$375,000	$165,000
Early Buyout Financing Facility
9) Early buy out facility(6)(9)	Loans/ Advances	6/9/2021	$500,000	$—	$213,339	$196,247

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
_________________________
(1)    This uncommitted, unsecured Revolving Loan Agreement is with RHI.

(2)    Effective August 10, 2020, this facility was terminated at the borrower's request and a portion of the commitment was rolled in the new revolving credit facility.

(3)    Refer to Note 6. Transactions with Related Parties for additional details regarding this unsecured line of credit

(4)    Subsequent to September 30, 2020, this facility was increased to $1,000,000.

(5)    This MSR facility can be drawn upon for corporate purposes and is collateralized by GSE MSRs within our servicing portfolio. This facility has a 5-year total commitment comprised of a 3-year revolving period that expires on April 30, 2022 followed by a 2-year amortization period that expires on April 30, 2024.

(6)    This facility provides funding for repurchasing delinquent loans from agency securities loan pools and servicer advances related to the repurchased loans. This facility has an overall line size of $500,000 which can be increased to $600,000 at borrower’s request and lender’s acceptance.

(7)    The interest rates charged by lenders for the unsecured lines of credit financing facilities ranged from one-month LIBOR+1.25% to one-month LIBOR+2.00% for the nine months ended September 30, 2020 and for the year ended December 31, 2019.

(8)    The interest rates charged by lenders for the MSR line of credit financing facility ranged from one-month LIBOR+2.25% to one-month LIBOR+4.00% for the nine months ended September 30, 2020 and the year ended December 31, 2019.

(9)    The interest rate charged by lender for the Early buyout financing facility was one-month LIBOR+1.75% for the nine months ended September 30, 2020 and for the year ended December 31, 2019.

Unsecured Senior Notes

On September 14, 2020, in a private transaction pursuant to Rule 144A and/or Regulation S under the Securities Act of 1933, as amended, Quicken Loans and Quicken Loans Co-Issuer, Inc., each a subsidiary of the Company, closed an offering of $750,000 aggregate principal amount of 3.625% senior notes due 2029 (“2029 Notes”) and $1,250,000 aggregate principal amount of 3.875% senior notes due 2031 (“2031 Notes”). The net proceeds of the offering will be used to redeem the entire aggregate amount of the Unsecured Senior Notes due 2025, to pay related fees and expenses and for general corporate purposes.
The 2029 Notes mature on March 1, 2029 unless earlier redeemed or purchased. Cash interest on the 2029 Notes accrued on September 14, 2020 and is payable semi-annually in arrears on March 1 and September 1 of each year, beginning on March 1, 2021, at a rate of 3.625%. The 2031 Notes mature on March 1, 2031 unless earlier redeemed or repurchased. Cash interest on the 2031 Notes accrued on September 14, 2020 and is payable semi-annually in arrears on March 1 and September 1 of each year, beginning on March 1, 2021, at a rate of 3.875%. The 2029 Notes and 2031 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior basis by certain of Quicken Loans subsidiaries. In the future, each of the Quicken Loans, LLC’s or Quicken Loans Co-Issuer, Inc.’s domestic wholly-owned subsidiaries that becomes an issuer or guarantor under the existing 5.250% Senior Notes due 2028, will guarantee the 2029 Notes and the 2031 Notes. No sinking fund is provided for either the 2029 Notes or 2031 Notes.

Facility Type	Maturity	Interest Rate	Outstanding Balance September 30, 2020	Outstanding Balance December 31, 2019
Unsecured Senior Notes(1)(2)	5/1/2025	5.750%	$1,250,000	$1,250,000
Unsecured Senior Notes(3)	1/15/2028	5.250%	1,010,000	1,010,000
Unsecured Senior Notes(4)	3/1/2029	3.625%	750,000	—
Unsecured Senior Notes(5)	3/1/2031	3.875%	1,250,000	—
Total Senior Notes			$4,260,000	$2,260,000

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
_________________________
(1)    The 2025 Senior Notes are unsecured obligation notes with no asset required to pledge for this borrowing. Unamortized debt issuance costs are presented net against the Senior Notes reducing the $1,250,000 carrying amount on the balance sheet by $7,704 and $8,988 as of September 30, 2020 and December 31, 2019, respectively. At any time on or after May 1, 2020, the Company may redeem the note at its option, in whole or in part, upon not less than 30 nor more than 60 days notice, at the redemption prices equal to the percentage of principal amount set forth below plus accrued and unpaid interest, if any, to but excluding the redemption date, in cash, if redeemed during the twelve-month period beginning on May 1 in the years indicated below:

Year	Percentage
Rest of 2020	102.875%
2021	101.917%
2022	100.958%
2023 and thereafter	100.000%

(2)    Subsequent to September 30, 2020 the entire outstanding principal amount of this note was redeemed at a price equal to 102.875% of the principal amount plus accrued and unpaid interest of $1,318,481.

(3)    The 2028 Senior Notes are unsecured obligation notes with no asset required to pledge for this borrowing. Unamortized debt issuance costs and discounts are presented net against the Senior Notes reducing the $1,010,000 carrying amount on the balance sheet by $8,547 and $7,063 as of September 30, 2020, respectively and $9,421 and $7,800 as of December 31, 2019, respectively. At any time and from time to time on or after January 15, 2023, the Company may redeem the notes at its option, in whole or in part, upon not less than 30 nor more than 60 days notice, at the redemption prices equal to the percentage of principal amount set forth below plus accrued and unpaid interest, if any, to but excluding the redemption date, in cash, if redeemed during the twelve-month period beginning on January 15 in the years indicated below:

Year	Percentage
2023	102.625%
2024	101.750%
2025	100.875%
2026 and thereafter	100.000%

(4)    The 2029 Senior Notes are unsecured obligation notes with no asset required to pledge for this borrowing. Unamortized debt issuance costs and discounts are presented net against the Senior Notes reducing the $750,000 carrying amount on the balance sheet by $7,119 as of September 30, 2020. Prior to March 1, 2024 the Company may redeem the notes at its option, in whole or in part upon not less than 10 nor more than 60 days’ notice, at a redemption price equal to 100% of the principal amount redeemed, plus a “makewhole” premium and accrued and unpaid interest. At any time on or after March 1, 2024, the Company may redeem the note at its option, in whole or in part, upon not less than 10 nor more than 60 days’ notice, at the redemption prices set forth below. The Company may also redeem the notes prior to September 1, 2023, at any time or from time to time, in an amount equal to the cash proceeds received by the Company from an equity offering at a redemption price equal to 103.625% of the principal amount plus accrued and unpaid interest, if any, to but excluding the redemption date, in an aggregate principal amount for all such redemptions not to exceed 40% of the original aggregate principal amount of the notes, provided that the redemption take place not later than 90 days after the closing of the related equity offering; and not less than 60% of the principal amount of the notes remains outstanding immediately thereafter.

Year	Percentage
2024	101.813%
2025	100.906%
2026 and thereafter	100.000%

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
(5)    The 2031 Senior Notes are unsecured obligation notes with no asset required to pledge for this borrowing. Unamortized debt issuance costs and discounts are presented net against the Senior Notes reducing the $1,250,000 carrying amount on the balance sheet by $12,373 as of September 30, 2020. Prior to March 1, 2026 the Company may redeem the notes at its option, in whole or in part upon not less than 10 nor more than 60 days’ notice, at a redemption price equal to 100% of the principal amount redeemed, plus a “makewhole” premium and accrued and unpaid interest. At any time on or after March 1, 2026, the Company may redeem the note at its option, in whole or in part, upon not less than 10 nor more than 60 days’ notice, at the redemption prices set forth below. The Company may also redeem the notes prior to September 1, 2023, at any time or from time to time, in an amount equal to the cash proceeds received by the Company from an equity offering at a redemption price equal to 103.875% of the principal amount plus accrued and unpaid interest, if any, to but excluding the redemption date, in an aggregate principal amount for all such redemptions not to exceed 40% of the original aggregate principal amount of the notes, provided that the redemption take place not later than 90 days after the closing of the related equity offering; and not less than 60% of the principal amount of the notes remains outstanding immediately thereafter.

Year	Percentage
2026	101.938%
2027	101.292%
2028	100.646%
2029 and thereafter	100.000%

Refer to Note 2, Fair Value Measurements for information pertaining to the fair value of the Company’s debt as of September 30, 2020 and December 31, 2019.
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
As of December 31, 2019, there were other promissory notes outstanding with Related Parties. These notes were settled in full as of September 30, 2020.
On June 9, 2017, Rocket Mortgage and RHI entered into a $300,000 uncommitted and unsecured line of credit (“RHI Line of Credit”). On December 24, 2019 the Company amended the RHI Line of Credit and increased the borrowing capacity to $1,000,000, due on November 1, 2024. On July 24, 2020, the Company amended the RHI Line of Credit and increased the borrowing capacity to $2,000,000, due on July 27, 2025. Borrowings under the line of credit bear interest at a rate per annum of one month LIBOR plus 1.25%. The line of credit is uncommitted and RHI has sole discretion over advances. The RHI Line of Credit also contains negative covenants which restrict the ability of the Company to incur debt and create liens on certain assets. It also requires the Company to maintain a quarterly consolidated net income before taxes if adjusted tangible net worth meets certain requirements. At quarter ended September 30, 2020 and the year ended December 31, 2019, there were no outstanding amounts due to RHI pursuant to the RHI Line of Credit.
RHI and Amrock Title Insurance Company (“ATI”) are parties to a surplus debenture, effective as of December 28, 2015, as amended and restated on December 28, 2016, as further amended and restated on December 31, 2017, and as further amended and restated on December 31, 2019 (the “RHI/ATI Debenture”), pursuant to which ATI is indebted to RHI for an aggregate principal amount of $21,500. The RHI/ATI Debenture matures on December 31, 2030. Interest under the RHI/ATI Debenture accrues at an annual rate of 8%. Principal and interest under the RHI/ATI Debenture are due and payable quarterly, in each case subject to ATI achieving a certain amount of surplus and payments of all interest before principal

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
payments begin. Any unpaid amounts of principal and interest shall be due and payable upon the maturity of the RHI/ATI Debenture.
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

On July 31, 2020, Holdings and RHI entered into another agreement for an uncommitted, unsecured revolving line of credit ("RHI 2nd Line of Credit’’), which will provide for financing from RHI to the Company of up to $100,000. The line of credit will mature on July 31, 2025. Borrowings under the line of credit will bear interest at a rate per annum of one month LIBOR plus 1.25%. The negative covenants of the line of credit restrict the ability of the Company to incur debt and create liens on certain assets. The line of credit also contains customary events of default.

The amounts receivable from and payable to Related Parties consisted of the following as of:

	September 30, 2020		December 31, 2019
	Principal	Interest Rate	Principal	Interest Rate
Included in Notes receivable and due from affiliates on the Condensed Consolidated Balance Sheets
Promissory Note—Shareholders Note(1)	$—	—	$57,457	2.38%
Affiliated receivables and other notes	13,071	—	32,480	—
Notes receivable and due from affiliates	$13,071		$89,937
Included in Notes payable and due to affiliates on the Condensed Consolidated Balance Sheets
RHIO Line of Credit(1)	$—	—	$10,000	5.00%
RHI/ATI Debenture	21,500	8.00%	21,500	8.00%
Affiliated payables	51,396	—	30,725	—
Notes payable and due to affiliates	$72,896		$62,225
_________________________
(1)    Interest incurred and accrued is based on a margin over 30-day LIBOR as of the date of advance.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
Services, Products and Other Transactions

We have entered into transactions and agreements to provide certain services to RHI, its subsidiaries and certain other affiliates of our majority shareholder. We recognized revenue of $3,528 and $2,399 in the three months ended September 30, 2020 and 2019, respectively, and revenue of $7,155 and $6,286 in the nine months ended September 30, 2020 and 2019, respectively, for the performance of these services, which was included in other income. Related Party receivables were $13,071 and $32,480 as of September 30, 2020 and December 31, 2019, respectively. We have also entered into transactions and agreements to purchase certain services, products and other transactions from certain subsidiaries of RHI and affiliates of our majority shareholder. We incurred expenses of $13,899 and $10,366 in the three months ended September 30, 2020 and 2019, respectively and expenses of $41,765 and $26,926 in the nine months ended September 30, 2020 and 2019, respectively, for these products, services and other transactions, which are included in general and administrative expenses. Related party payables, which is recorded in notes payable and due to affiliates, were $51,396 and $30,725 as of September 30, 2020 and December 31, 2019, respectively.

Lease Transactions with Related Parties
The Company is a party to lease agreements for certain offices, including our headquarters in Detroit, with various affiliates of Bedrock Management Services LLC (“Bedrock”), a related party, and other related parties of the Company. During the three months ended September 30, 2020 and 2019, we incurred expenses totaling $17,975 and $16,910, respectively, and for the nine months ended September 30, 2020 and 2019, we incurred expenses totaling $51,932 and $51,685, respectively, for these properties.
7. Other Assets
Other assets consist of the following:

	September 30,	December 31,
	2020	2019
Mortgage production related receivables	$191,910	$157,288
Margin call receivable from counterparty	185,664	3,697
Prepaid expenses	93,601	62,229
Disbursement funds advanced	80,794	56,721
Ginnie Mae buyouts	48,657	78,174
Non-production-related receivables	41,008	37,416
Goodwill and other intangible assets	36,013	40,261
Other real estate owned	984	1,619
Other	58,171	64,182
Total other assets	$736,802	$501,587
8. Income Taxes
The components of income tax expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Total income before income taxes and non-controlling interest	$3,057,066	$499,747	$6,642,875	$147,255
Total provision for income taxes	$61,683	$5,117	$84,363	$4,291
Effective tax provision rate	2.02%	1.02%	1.27%	2.91%

The Company’s income tax expense varies from the expense that would be expected based on statutory rates due principally to its organizational structure. Prior to the IPO, the Company was owned by RHI which has elected S corporation status. When owned by RHI, Quicken Loans, Amrock and several other wholly owned corporations had elected to be treated as qualified subchapter S subsidiaries. The shareholders of RHI, as shareholders of an S corporation, are responsible for the federal income tax liabilities. A provision for state income taxes is required for certain jurisdictions that tax S corporations and their qualified Subchapter S subsidiaries and for states where the Company is taxed as a C Corporation.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)

In a series of transactions occurring along with the IPO, subsidiaries of the Company were contributed to Holdings by RHI. Several of these subsidiaries, such as Quicken Loans, Amrock and other subsidiaries, will no longer be qualified Subchapter S corporations and will be treated as single member LLC entities owned by Holdings. As single member LLCs of Holdings, all taxable income or loss generated by these subsidiaries will pass through and be included in the income or loss of Holdings. Other contributed subsidiaries of Holdings, such as Amrock Title Insurance Co., LMB Mortgage Services and others, are treated as C Corporations and will separately file and pay taxes apart from Holdings in various jurisdictions including U.S. federal, state, local and Canada.

As part of the IPO, Rocket Companies acquired a portion of the units of Holdings, which is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. The remaining portion of Holdings is owned by RHI and our Chairman ("LLC Members"). As a partnership, Holdings is not subject to U.S. federal and certain state and local incomes taxes. Any taxable income or loss generated by Holdings after Rocket Companies acquisition of its portion of Holdings is passed through and included in the taxable income or loss of its members, including Rocket Companies, in accordance with the terms of the LLC Agreement. Rocket Companies is a C Corporation and is subject to U.S. federal, state and local income taxes with respect to its allocable share of any taxable income of Holdings.

As of September 30, 2020, the Company has a deferred tax asset before any valuation allowance of $561,684 and a deferred tax liability of $4,520. This deferred tax asset relates primarily to the difference in the tax and book basis of Rocket Companies’ investment in Holdings. The Company recognizes deferred tax assets to the extent it believes these assets are more-likely-than-not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent results of operations. After considering all of those factors, management has recorded $19,258 of a valuation allowance for certain deferred tax assets the Company has determined are not more likely than not to be realized. The initial deferred tax asset was recorded against Additional Paid in Capital and included within Effect of Reorganization Transaction in the Condensed Consolidated Statements of Changes in Equity.

The Company recognizes uncertain income tax positions when it is not more-likely-than-not a tax position will be sustained upon examination. As of September 30, 2020, the Company has not recognized any uncertain tax positions. The Company accrues interest and penalties related to uncertain tax positions as a component of the income tax provision. No interest or penalties were recognized in income tax expense for the nine-months ended September 30, 2020. Tax positions taken in tax years that remain open under the statute of limitations will be subject to examinations by tax authorities. With few exceptions, the Company is no longer subject to state or local examinations by tax authorities for tax years ended December 31, 2015 or prior.

Tax Receivable Agreement

The Company expects to obtain an increase in its share of the tax basis in the net assets of Holdings when Holdings Units are redeemed from or exchanged by the LLC Members. The Company intends to treat any redemptions and exchanges of Holdings Units as direct purchases of Holdings Units for U.S. federal income tax purposes. These increases in tax basis may reduce the amounts that the Company would otherwise pay in the future to various tax authorities. They may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

In connection with the IPO, the Company entered into the Tax Receivable Agreement with the LLC Members. The Tax Receivable Agreement provides for the payment by Rocket Companies of 90% of the amount of any tax benefits that Rocket Companies actually realizes, or in some cases is deemed to realize, as a result of (i) certain increases in Rocket Companies allocable share of the tax basis in Holdings’ assets resulting from (a) the purchases of Holdings Units (along with the corresponding shares of our Class D common stock or Class C common stock) from the LLC Members (or their transferees of Holdings Units or other assignees) using the net proceeds from our initial public offering or in any future offering, (b) exchanges by the LLC Members (or their transferees of Holdings Units or other assignees) of Holdings Units (along with the corresponding shares of our Class D common stock or Class C common stock) for cash or shares of our Class B common stock or Class A common stock, as applicable, or (c) payments under the Tax Receivable Agreement; (ii) tax benefits related to imputed interest deemed arising as a result of payments made under the Tax Receivable Agreement and (iii) disproportionate allocations (if any) of tax benefits to Holdings as a result of section 704(c) of the Code that relate to the reorganization transactions The Company expects to benefit from the remaining 10% of any cash savings, if any, that it realizes.

During the nine-month period ended September 30, 2020, the Company acquired an aggregate of 115,000,000 Holdings Units valued at $2,070,000 in connection with the exchange of those Holdings Units by the LLC Members, which resulted in an increase in the tax basis of the assets of Holdings and would be subject to the provisions of the tax receivable agreement. The Company recognized a liability of $558,142 under the Tax Receivable Agreement after concluding that is the probable estimate of such TRA Payments that would be paid based on its estimates of future taxable income. No payments

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
were made to the LLC Members pursuant to the tax receivable agreement during the nine-month period ended September 30, 2020. The initial Tax Receivable Agreement liability was recorded against Additional Paid in Capital and included within Effect of Reorganization Transaction in the Condensed Consolidated Statements of Changes in Equity.

The amounts payable under the tax receivable agreement will vary depending upon a number of factors, including the amount, character, and timing of the taxable income of Rocket Companies in the future. Any such changes in these factors or changes in the Company’s determination of the need for a valuation allowance related to the tax benefits acquired under the tax receivable agreement could adjust the tax receivable agreement liability recognized and recorded within earnings in future periods.
9. Derivative Financial Instruments
The Company enters into interest rate lock commitments (“IRLCs”), forward commitments to sell mortgage loans and forward commitments to purchase loans, which are considered derivative financial instruments. These items are accounted for as free-standing derivatives and are included in the Condensed Consolidated Balance Sheets at fair value. The Company treats all of its derivative instruments as economic hedges; therefore, none of its derivative instruments qualify for designation as accounting hedges. Changes in the fair value of the IRLCs and forward commitments to sell mortgage loans are recorded in current period earnings and are included in gain on sale of loans, net in the Condensed Consolidated Statements of Income and Comprehensive Income. Forward commitments to purchase mortgage loans are recognized in current period earnings and are included in gain on sale of loans in the Condensed Consolidated Statements of Income and Comprehensive Income.

The Company enters into IRLCs to fund residential mortgage loans with its potential borrowers. These commitments are agreements to lend funds to these potential borrowers at specified interest rates within specified periods of time.
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
The Company uses forward commitments in hedging the interest rate risk exposure on its fixed and adjustable rate commitments. Utilization of forward commitments involves some degree of basis risk. Basis risk is defined as the risk that the hedged instrument’s price does not move in parallel with the increase or decrease in the market price of the hedged financial instrument. The Company calculates an expected hedge ratio to mitigate a portion of this risk. The Company’s

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
derivative instruments are not designated as accounting hedging instruments, and therefore, changes in fair value are recorded in current period earnings. Hedging gains and losses are included in gain on sale of loans, net in the Condensed Consolidated Statements of Income and Comprehensive Income.

Net hedging losses and gains were as follows:

	Three Months Ended September 30,		Nine months ended September 30,
	2020 (1)	2019	2020 (1)	2019
Hedging (losses) gains	$(776,086)	$164,370	$(2,283,874)	$129,917
_________________________
(1)    Includes the change in fair value related to derivatives economically hedging MSRs identified for sale.

Refer to Note 2, Fair Value Measurements, for additional information on the fair value of derivative financial instruments.
Notional and Fair Value
The notional and fair values of derivative financial instruments not designated as hedging instruments were as follows:

	Notional Value	Derivative Asset	Derivative Liability
Balance at September 30, 2020:
IRLCs, net of loan funding probability(1)	$51,798,693	$2,590,319	$—
Forward commitments(2)	$67,901,171	$12,149	$238,004
Balance at December 31, 2019:
IRLCs, net of loan funding probability(1)	$15,439,960	$508,135	$—
Forward commitments(2)	$26,637,275	$3,838	$43,794
________________________
(1)    IRLCs are also discussed in Note 10, Commitments, Contingencies, and Guarantees.
(2)    Includes the fair value and notional value related to derivatives economically hedging MSRs identified for sale.
Counterparty agreements for forward commitments contain master netting agreements. The table below presents the gross amounts of recognized assets and liabilities subject to master netting agreements. The Company had $185,664 and $3,697 of cash pledged to counterparties related to these forward commitments at September 30, 2020 and December 31, 2019, respectively, classified in other assets in the Condensed Consolidated Balance Sheets. As of September 30, 2020 and December 31, 2019, there was no cash on our balance sheet from the respective counterparties. Margins received by the Company are classified in other liabilities in the Condensed Consolidated Balance Sheets.

	Gross Amount of Recognized Assets or Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Presented in the Condensed Consolidated Balance Sheets
Offsetting of Derivative Assets
Balance at September 30, 2020:
Forward commitments	$15,024	$(2,875)	$12,149
Balance at December 31, 2019:
Forward commitments	$6,690	$(2,852)	$3,838
Offsetting of Derivative Liabilities
Balance at September 30, 2020:
Forward commitments	$(402,455)	$164,451	$(238,004)
Balance at December 31, 2019:
Forward commitments	$(89,389)	$45,595	$(43,794)

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
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
Certain counterparties have master netting agreements. The master netting agreements contain a legal right to offset amounts due to and from the same counterparty. Derivative assets in the Condensed Consolidated Balance Sheets represent derivative contracts in a gain position net of loss positions with the same counterparty and, therefore, also represent the Company’s maximum counterparty credit risk. The Company incurred no credit losses due to nonperformance of any of its counterparties during the nine months ended September 30, 2020 and 2019.
10. Commitments, Contingencies, and Guarantees
Interest Rate Lock Commitments
IRLCs are agreements to lend to a client as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company evaluates each client’s creditworthiness on a case-by-case basis.
The number of days from the date of the IRLC to expiration of fixed and variable rate lock commitments outstanding at September 30, 2020 and December 31, 2019 was approximately 43 and 44 days on average, respectively.
The UPB of IRLCs was as follows:

	September 30, 2020		December 31, 2019
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
IRLCs	$69,607,563	$1,502,059	$20,577,282	$974,693
Commitments to Sell Mortgage Loans
In the ordinary course of business, the Company enters into contracts to sell existing mortgage loans held for sale into the secondary market at specified future dates. The amount of commitments to sell existing loans at September 30, 2020 and December 31, 2019 was $4,686,875 and $2,859,710, respectively.
Commitments to Sell Loans with Servicing Released
In the ordinary course of business, the Company enters into contracts to sell the MSRs of certain newly originated loans on a servicing released basis. In the event that a forward commitment is not filled and there has been an unfavorable market shift from the date of commitment to the date of settlement, the Company is contractually obligated to pay a pair-off fee on the undelivered balance. There were $15,313 and $78,446 of loans committed to be sold servicing released at September 30, 2020 and December 31, 2019, respectively.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
Investor Reserves
The following presents the activity in the investor reserves:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Balance at beginning of period	$63,012	$55,242	$54,387	$56,943
(Benefit from) provision for investor reserves	(3,665)	(1,415)	5,698	(2,067)
Premium recapture and indemnification losses paid	(2,329)	(203)	(3,067)	(1,252)
Balance at end of period	$57,018	$53,624	$57,018	$53,624
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
Property Taxes, Insurance, and Principal and Interest Payable
As a service to its clients, the Company administers escrow deposits representing undisbursed amounts received for payment of property taxes, insurance and principal, and interest on mortgage loans held for sale. Cash held by the Company for property taxes and insurance was $4,994,806 and $2,617,016, and for principal and interest was $11,907,006 and $6,726,793 at September 30, 2020 and December 31, 2019, respectively. These amounts are not considered assets of the Company and, therefore, are excluded from the Condensed Consolidated Balance Sheets. The Company remains contingently liable for the disposition of these deposits.
Guarantees
As of September 30, 2020 and December 31, 2019, the Company guaranteed the debt of another related party totaling $15,000, consisting of three separate guarantees of $5,000 each. As of September 30, 2020 and December 31, 2019, the Company did not record a liability on the Condensed Consolidated Balance Sheets for these guarantees because it was not probable that the Company would be required to make payments under these guarantees.
Trademark License
The Company has a perpetual trademark license agreement with a third-party entity. This agreement requires annual payments by the Company based upon the income from the sale of loans generated under the Quicken Loans brand. Total licensing fees incurred and paid were $1,875 for each of the three months ended September 30, 2020 and 2019, and $3,750 for the nine months ended September 30, 2020 and 2019, which is the maximum amount allowable under the contract for the periods indicated and is classified in other expenses in the Condensed Consolidated Statements of Income and Comprehensive Income.
Tax Receivable Agreement
As described in Note 1, Business, Basis of Presentation, and Accounting Policies, and Note 8, Income Taxes the Company is a party to the Tax Receivable Agreement pursuant to which Rocket Companies, Inc. is contractually committed to pay RHI and our Chairman 90% of the amount of any tax benefits that Rocket Companies, Inc. actually realizes, or in some cases is deemed to realize, as a result of certain transactions. The Company is not obligated to make any payments under the Tax Receivable Agreement until the tax benefits associated with the transactions that gave rise to the payments are realized. Amounts payable under the Tax Receivable Agreement are contingent upon, among other things, (i) generation of future taxable income over the term of the Tax Receivable Agreement and (ii) future changes in tax laws. During the nine months ended September 30, 2020, we recognized liabilities totaling $558,142 relating to our obligations under the Tax Receivable Agreement, after concluding that it was probable that we would have sufficient future taxable income to utilize the related tax benefits. As the Tax Receivable Agreement went into effect in August 2020, no amounts were due to RHI or

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
our Chairman under the tax receivable agreement as of December 31, 2019, and no amounts were paid during the nine months ended September 30, 2020.
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
In 2018 an initial judgment was entered against Quicken Loans and Amrock, formerly known as Title Source, Inc., for a certified class action lawsuit filed in the U.S. District Court of the Northern District of West Virginia. The lawsuit alleged that the defendants violated West Virginia state law by unconscionably inducing the plaintiffs (and a class of other West Virginians who received loans through Quicken Loans and appraisals through Amrock) into loans by including the borrower’s own estimated home values on appraisal order forms. The judge has ruled in favor of the plaintiffs on liability and the case is currently on appeal to the U.S. Court of Appeals for the Fourth Circuit. Quicken Loans and Amrock believe an unfavorable outcome to be reasonably possible but not probable based on rulings by the court, advice of counsel, their respective defenses, and other developments with an aggregate possible range of loss to be between zero and $15,000.
Quicken Loans is also defending itself against five putative Telephone Consumer Protection Act (“TCPA”) class action lawsuits. Quicken Loans denies the allegations in these cases and intends to vigorously defend itself. Quicken Loans has filed, or intends to file, motions or other submissions in each of these matters advancing arguments which, if accepted by the courts, would result in a finding of no liability or would limit the matters to the plaintiffs' individual claims. Quicken Loans does not believe a loss is probable; therefore, no reserve has been recorded related to these matters. A range of possible loss cannot be estimated with any degree of reasonable certainty.
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

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
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
The minimum net worth requirement for Ginnie Mae is defined as follows:
•    Base of $2,500 plus 35 basis points of the Ginnie Mae total single-family effective outstanding obligations.
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

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
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
The most restrictive of the minimum net worth and capital requirements require the Company to maintain a minimum adjusted net worth balance of $2,197,418 and $1,179,928 as of September 30, 2020 and December 31, 2019, respectively. As of September 30, 2020 and December 31, 2019, the Company was in compliance with this requirement.
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
Direct to Consumer
    In the Direct to Consumer segment, clients have the ability to interact with the Rocket Mortgage app and/or with the Company’s mortgage bankers. The Company markets to potential clients in this segment through various performance marketing channels. The Direct to Consumer segment derives revenue from originating, closing, selling and servicing predominantly agency-conforming loans, which are pooled and sold to the secondary market. This also includes providing title insurance services, appraisals and settlement services to these clients as part of the Company’s end-to-end mortgage origination experience it provides to its clients. Servicing activities are fully allocated to the Direct to Consumer segment as they are viewed as an extension of the client experience with the primary objective being to establish and maintain positive, regular touchpoints with our clients, which positions the Company to have high retention and recapture the clients’ next refinance or purchase mortgage transaction. These activities position the Company to be the natural choice for clients’ next refinance, purchase, personal loan, and auto transaction.

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

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
Key operating data for our business segments for the three and nine months ended:

Three Months Ended September 30, 2020	Direct to Consumer	Partner Network	Segments Total	All Other	Total
Revenues
Gain on sale	$3,128,695	$1,151,071	$4,279,766	$676	$4,280,442
Interest income	53,764	25,691	79,455	435	79,890
Interest expense on funding facilities	(46,936)	(22,428)	(69,364)	—	(69,364)
Servicing fee income	271,254	—	271,254	904	272,158
Changes in fair value of MSRs	(374,765)	—	(374,765)	—	(374,765)
Other income	237,855	47,858	285,713	160,044	445,757
Total U.S. GAAP Revenue	$3,269,867	$1,202,192	$4,472,059	$162,059	$4,634,118
Plus: Decrease in MSRs due to valuation assumptions	109,054	—	109,054	—	109,054
Adjusted revenue	$3,378,921	$1,202,192	$4,581,113	$162,059	$4,743,172
Directly attributable expenses	948,150	141,214	1,089,364	113,464	1,202,828
Contribution margin	$2,430,771	$1,060,978	$3,491,749	$48,595	$3,540,344

Nine Months Ended September 30, 2020	Direct to Consumer	Partner Network	Segments Total	All Other	Total
Revenues
Gain on sale	$8,759,914	$2,089,285	$10,849,199	$6,936	$10,856,135
Interest income	152,087	77,638	229,725	2,246	231,971
Interest expense on funding facilities	(107,718)	(54,451)	(162,169)	(411)	(162,580)
Servicing fee income	776,117	—	776,117	2,976	779,093
Changes in fair value of MSRs	(1,918,860)	—	(1,918,860)	—	(1,918,860)
Other income	589,415	107,328	696,743	553,738	1,250,481
Total U.S. GAAP Revenue	$8,250,955	$2,219,800	$10,470,755	$565,485	$11,036,240
Plus: Decrease in MSRs due to valuation assumptions	1,126,757	—	1,126,757	—	1,126,757
Adjusted revenue	$9,377,712	$2,219,800	$11,597,512	$565,485	$12,162,997
Directly attributable expenses	2,677,729	372,337	3,050,066	282,379	3,332,445
Contribution margin	$6,699,983	$1,847,463	$8,547,446	$283,106	$8,830,552

Three Months Ended September 30, 2019	Direct to Consumer	Partner Network	Segments Total	All Other	Total
Revenues
Gain on sale	$1,373,685	$173,161	$1,546,846	$13,390	$1,560,236
Interest income	37,749	24,400	62,149	1,500	63,649
Interest expense on funding facilities	(20,597)	(13,313)	(33,910)	(513)	(34,423)
Servicing fee income	235,158	—	235,158	1,071	236,229
Changes in fair value of MSRs	(390,619)	—	(390,619)	—	(390,619)
Other income	123,556	6,122	129,678	55,675	185,353
Total U.S. GAAP Revenue	$1,358,932	$190,370	$1,549,302	$71,123	$1,620,425
Plus: Decrease in MSRs due to valuation assumptions	180,428	—	180,428	—	180,428
Adjusted revenue	$1,539,360	$190,370	$1,729,730	$71,123	$1,800,853
Directly attributable expenses	716,923	74,569	791,492	63,174	854,666
Contribution margin	$822,437	$115,801	$938,238	$7,949	$946,187

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)

Nine Months Ended September 30, 2019	Direct to Consumer	Partner Network	Segments Total	All Other	Total
Revenues
Gain on sale	$3,037,166	$325,206	$3,362,372	$37,569	$3,399,941
Interest income	111,080	58,277	169,357	2,929	172,286
Interest expense on funding facilities	(58,404)	(30,713)	(89,117)	(1,349)	(90,466)
Servicing fee income	698,503	—	698,503	2,587	701,090
Changes in fair value of MSRs	(1,464,582)	—	(1,464,582)	—	(1,464,582)
Other income	299,022	15,956	314,978	155,953	470,931
Total U.S. GAAP Revenue	$2,622,785	$368,726	$2,991,511	$197,689	$3,189,200
Plus: Decrease in MSRs due to valuation assumptions	892,755	—	892,755	—	892,755
Adjusted revenue	$3,515,540	$368,726	$3,884,266	$197,689	$4,081,955
Directly attributable expenses	1,867,398	176,688	2,044,086	153,547	2,197,633
Contribution margin	$1,648,142	$192,038	$1,840,180	$44,142	$1,884,322
The following table represents a reconciliation of segment contribution margin to consolidated U.S. GAAP income before taxes for the three and nine months ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Contribution margin, excluding change in MSRs due to valuation assumptions	$3,540,344	$946,187	$8,830,552	$1,884,322
Decrease in MSRs due to valuation assumptions	(109,054)	(180,428)	(1,126,757)	(892,755)
Contribution margin, including change in MSRs due to valuation assumptions	$3,431,290	$765,759	$7,703,795	$991,567
Less expenses not allocated to segments:
Salaries, commissions and team member benefits	$198,482	$129,732	602,832	422,141
General and administrative expenses	122,137	74,597	310,711	258,258
Depreciation and amortization	15,329	21,382	47,633	57,174
Interest and amortization expense on non-funding debt	38,016	33,052	104,291	99,220
Other expenses	260	7,249	(4,547)	7,519
Income (loss) before income taxes	$3,057,066	$499,747	$6,642,875	$147,255

13. Variable Interest Entities

Upon completion of the reorganization and IPO, Rocket Companies, Inc. became the managing member of Holdings with 100% of the management and voting power in Holdings. In its capacity as managing member, Rocket Companies, Inc. has the sole authority to make decisions on behalf of Holdings and bind Holdings to signed agreements. Further, Holdings maintains separate capital accounts for its investors as a mechanism for tracking earnings and subsequent distribution rights. Accordingly, management concluded that Holdings is a limited partnership or similar legal entity as contemplated in ASC 810, Consolidation.

Furthermore, management concluded that Rocket Companies, Inc. is Holdings’ primary beneficiary. As the primary beneficiary, Rocket Companies, Inc. consolidates the results and operations of Holdings for financial reporting purposes under the variable interest consolidation model guidance in ASC 810.

Rocket Companies, Inc.'s relationship with Holdings results in no recourse to the general credit of Rocket Companies, Inc. Holdings and its consolidated subsidiaries represents Rocket Companies, Inc.'s sole investment. Rocket Companies, Inc. shares in the income and losses of Holdings in direct proportion to Rocket Companies, Inc.'s ownership percentage. Further, Rocket Companies, Inc. has no contractual requirement to provide financial support to Holdings.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)

Rocket Companies, Inc.’s financial position, performance and cash flows effectively represent those of Holdings and its subsidiaries as of and for the period ended September 30, 2020. Prior to the reorganization and IPO, Rocket Companies, Inc. was not impacted by Holdings.

14. Non-controlling Interests

The non-controlling interest balance represents the economic interest in Holdings held by our Chairman and RHI. The following table summarizes the ownership of Holdings Units in Holdings as of September 30, 2020:

	Holdings Units	Ownership Percentage
Rocket Companies, Inc.'s ownership of Holdings Units	115,372,565	5.81%
Holdings Units held by our Chairman	1,101,822	0.06%
Holdings Units held by RHI	1,867,977,661	94.13%
Balance at end of period	1,984,452,048	100.00%

The non-controlling interest holders have the right to exchange Holdings Units, together with a corresponding number of shares of our Class D common stock or Class C common stock (together referred to as “Paired Interests”), for, at our option, (i) shares of our Class B common stock or Class A common stock or (ii) cash from a substantially concurrent public offering or private sale (based on the price of our Class A common stock). As such, future exchanges of Paired Interests by non-controlling interest holders will result in a change in ownership and reduce or increase the amount recorded as non-controlling interest and increase or decrease additional paid-in-capital when Holdings has positive or negative net assets, respectively. As of September 30, neither our Chairman or RHI has exchanged any Paired Interests.

15. Stock-based Compensation

RKT Awards

In connection with the IPO, the Company adopted the 2020 Omnibus Incentive Plan (the “2020 Plan”) in August 2020. The compensation committee of the Company's board of directors, acting as plan administrator, administers the 2020 Plan and the awards granted under it. The Company reserved a total of 94,736,842 shares of Class A common stock for issuance pursuant to the 2020 Plan. The Company currently has two types of share-based compensation awards issued and outstanding under the 2020 Plan: stock options (“Stock Options”) and restricted stock units (“RSUs”).

Stock Options

The Company granted Stock Options to certain team members that vest and become exercisable over a three year period, with 33.33% vesting on the first anniversary of the grant date, and the remaining 66.67% vesting ratably on a monthly basis over the 24 month period following the first anniversary of the grant date, subject to the grantee's employment or service with the Company through each applicable vesting date. The Stock Options will be exercisable, subject to vesting, for a period of 10 years after the grant date. The Stock Options activity for the period from July 1, 2020 to September 30, 2020 was as follows:

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding on July 1, 2020	—	—	—	—
Granted	26,351,287	$18.00	2.8 Years	$50,858
Exercised	—	—	—	—
Expired	—	—	—	—
Forfeited	197,635	$18.00	2.8 Years	$381
Outstanding as of September 30, 2020	26,153,652	$18.00	2.8 Years	$50,477
Exercisable as of September 30, 2020	—	—	—	—

The Company estimates the fair value of the Stock Options at the date of grant using the Black-Scholes option pricing model. Inputs to the Black-Scholes option pricing model include an expected dividend yield of 1.5%, expected volatility factor of 34.0%, risk-free interest rate of 0.29% and an expected term of 5.85 years, pursuant to vesting terms, resulting in a weighted average fair value of $18.00 per Stock Option. As of September 30, 2020, unrecognized compensation expense related to the Stock Options was $120,749. This expense is expected to be recognized over a weighted average period of 2.8 years.

Expected dividend yield - An increase in the expected dividend yield would decrease compensation expense.

Expected volatility - This is a measure of the amount by which the price of the equity instrument has fluctuated or is expected to fluctuate. The expected volatility was based on the historical volatility of a group of guideline companies. An increase in expected volatility would increase compensation expense.

Risk-free interest rate - This is the U.S. Treasury rate as of the measurement date having a term approximating the expected life of the award. An increase in the risk-free interest rate would increase compensation expense.

Expected term - The period of time over which the awards are expected to remain outstanding. The Company estimates the expected term as the mid-point between actual or expected vesting date and the contractual term. An increase in the expected term would increase compensation expense.

Restricted Stock Units

The Company granted RSUs to certain team members with a grant date fair value of $18.00 that generally vest on the two year anniversary of the grant date or over a three year period with 33% vesting on each of the first three anniversaries of the grant date, subject, in each case, to the grantee's employment or service with the Company through each applicable vesting date. Certain non-employee directors of the Company received RSUs that vest on the first anniversary of the grant date, subject to the grantee's continued service through the vesting date. The RSU activity for the period from July 1, 2020 to September 30, 2020 was as follows:

	Number of Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term
Outstanding on July 1, 2020	—	—	—
Granted	16,718,938	$18.00	2.4 Years
Vested	—	—	—
Forfeited	200,546	$18.00	2.4 Years
Outstanding as of September 30, 2020	16,518,392	$18.00	2.4 Years

Unrecognized compensation expense related to these RSUs was $278,741 and is expected to be recognized over a weighted average period of 2.4 years.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)

Summary of RKT Equity-Based Compensation Expense

The Company recognized compensation expenses related to RKT Equity-Based Awards of $25,210 from July 1, 2020 to September 30, 2020. Amounts are included in general and administrative expense on the Condensed Consolidated Statements of Income and Comprehensive Income.

RHI Denominated Restricted Stock Units (“RHI RSUs”)

During 2017 and 2019, RHI granted 1,076,433 and 125,000 RHI RSUs, respectively, to Company team members. Each RHI RSU, upon or after vesting, represents the right of the holder to receive one common share of RHI common stock. The RHI RSUs were accounted for under ASC 718 as equity-classified share-based compensation awards at grant date fair value. The RHI RSUs granted are only subject to service-based vesting with 20%–25% vesting immediately upon issuance and the remaining shares vesting annually over a four-year period. The related compensation expense is recognized on a straight-line basis with forfeitures recognized as they occur. Approximately 80,000 and 555,060 unvested RHI RSUs remained outstanding as of September 30, 2020 and 2019 respectively. Share-based compensation expense of $68,177 and $24,903 related to the RHI RSUs was attributable to the Company for the nine months ended September 30, 2020 and 2019 respectively, which is included in salaries, commissions, and team member benefits.

RHI Denominated Cash-Settled Award

RHI provided for a tax-offset cash bonus for RHI RSUs granted to certain executives of the Company in 2017. This cash-settled award is accounted for under ASC 718 as a liability classified award. The expense associated with the awards is $26,421 and $8,103 for the nine months ended September 30, 2020 and 2019, respectively, which is included in salaries, commissions, and team member benefits.

RHI Denominated Stock Options ("RHI Options")

During 2016, RHI granted RHI Options to Company team members. Upon exercise, each option represented the right of the holder to purchase one common share of RHI common stock. The RHI Options were accounted for under ASC 718 as equity-classified awards. The fair value of each option award was estimated on the grant date using the Black-Scholes option-pricing model. The RHI Options were granted with exercise prices equal to fair value on the date of grant and were only subject to service-based vesting over a four-year period and had an expiration of ten years. The related compensation expense was recognized on a straight-line basis with forfeitures recognized as they occur.

Approximately zero and 9,640 unvested RHI Options remained outstanding as of September 2020 and 2019, respectively. Share-based compensation expense of $32 and $321 for the options was attributable to the Company for the nine months ended September 30, 2020 and 2019, respectively, which is included in salaries, commissions and team member benefits.

Additionally, one of the subsidiaries of RKT Holdings, LLC companies has a stand-alone stock compensation plan that resulted in share-based compensation expense of $146 and $199 for the nine months ended September 30, 2020 and 2019, respectively.

Total RHI share-based compensation, including the cash-settled awards attributable to the Company was $94,776 and $33,526 for the nine months ended September 30, 2020 and 2019, respectively. Remaining compensation expense attributable to the Company for these awards is $16,006 as of September 30, 2020, to be recognized through 2023.

On February 14, 2020, RHI modified the vesting condition for certain RHI RSUs granted in 2017 to accelerate the remaining eight months of the fourth tranche previously due to vest on October 31, 2020. This modification resulted in accelerated expense of $29,433 for 180,020 RHI RSUs in the first quarter of 2020. On May 15, 2020, RHI modified the vesting condition for certain RHI RSUs granted in 2017 and 2019. For the 2017 grants RHI accelerated the tranche previously due to vest on October 31, 2021 and for the 2019 grants RHI accelerated the tranche previously due to vest on October 31, 2020. This modification resulted in accelerated expense of $38,371 for 198,020 RHI RSUs in the second quarter of 2020.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
16. Earnings Per Share

Basic earnings per share of Class A common stock and Class B common stock is computed by dividing net income attributable to Rocket Companies, Inc. by the weighted-average number of shares of Class A common stock and Class B common stock, respectively, outstanding during the period. Diluted earnings per share of Class A common stock and Class B common stock is computed by dividing net income attributable to Rocket Companies, Inc. by the weighted-average number of shares of Class A common stock or Class B common stock, respectively, outstanding adjusted to give effect to potentially dilutive securities. See Note 14, Non-controlling Interests for a description of Paired Interests. Refer to Note 1, Business, Basis of Presentation, and Accounting Policies for additional information related to basic and diluted earnings per share.

Prior to the IPO, Holdings membership structure included equity interests held by RHI. The Company analyzed the calculation of earnings per unit for periods prior to the IPO and determined that it resulted in values that would not be meaningful to the users of these condensed consolidated financial statements. Therefore, earnings per share information has not been presented for the three and nine months ended September 30, 2019. The basic and diluted earnings per share period for the three and nine months ended September 30, 2020, represents only the period from August 6, 2020 to September 30, 2020, which represents the period wherein the Company had outstanding Class A common stock. There was no Class B common stock outstanding as of September 30, 2020.

The following table sets for the calculation of the basic and diluted earnings per share for the periods following the reorganization and IPO for Class A common stock:

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Net income	$2,995,383	$6,558,512
Net income attributable to non-controlling interests	$2,937,480	$6,500,609
Net income attributable to Rocket Companies	$57,903	$57,903
Numerator:
Net income attributable to Class A common shareholders	$57,903	$57,903
Net income attributable to Class A common shareholders - diluted	$57,903	$57,903
Denominator:
Weighted average shares of Class A common stock outstanding - basic	106,265,422	106,265,422
Weighted average shares of Class A common stock outstanding - diluted	106,265,422	106,265,422
Earnings per share of Class A common stock outstanding - basic	$0.54	$0.54
Earnings per share of Class A common stock outstanding - diluted	$0.54	$0.54

For the period from August 6, 2020 to September 30, 2020, 1,878,058,054 Holdings Units, each weighted for the portion of the period for which they were outstanding, together with a corresponding number of shares of our Class D common stock, were exchangeable, at our option, for shares of our Class A common stock. After evaluating the potential dilutive effect under the if-converted method, the outstanding Holdings Units for the assumed exchange of non-controlling interests were determined to be anti-dilutive and thus were excluded from the computation of diluted earnings per share.

For the period from August 6, 2020 to September 30, 2020, 16,601,433 RSUs, each weighted for the portion of the period for which they were outstanding, were excluded from the computation of diluted earnings per share as the effect was determined to be anti-dilutive.

For the period from August 6, 2020 to September 30, 2020, 26,235,912 stock options, each weighted for the portion of the period for which they were outstanding, were excluded from the computation of diluted earnings per share as the effect was determined to be anti-dilutive.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by reference to, our condensed consolidated financial statements and the related notes and other information included elsewhere in this Quarterly Report on Form 10-Q (the “Form 10-Q”) and our audited combined financial statements included in our final prospectus filed with the Securities and Exchange Commission (the “SEC”) pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on August 7, 2020 (the “Prospectus”). This discussion and analysis contains forward-looking statements that involve risks and uncertainties which could cause our actual results to differ materially from those anticipated in these forward-looking statements, including, but not limited to, risks and uncertainties discussed under the heading “Special Note Regarding Forward-Looking Statements,” and in Part II. Item 1A. “Risk Factors” and elsewhere in this Form 10-Q and in our Prospectus.

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
Recent Developments
Business Update in Response to COVID-19 Impact

As of September 30, 2020, clients that have entered into a forbearance plan related to COVID-19 was 92,000 or 4.6% of the total serviced portfolio. Since the end of the third quarter, we’ve seen positive developments in the number of clients entering into forbearance and as of October 31, 2020, the total number of clients in a forbearance plan related to COVID-19 was 84,000, or 4.1% of the portfolio. For more information about our response to the COVID pandemic, see the “Prospectus Summary—Recent Developments” section of our Prospectus.

Three months ended September 30, 2020 summary
For the three months ended September 30, 2020, we originated $89.0 billion in residential mortgage loans, which was a $48.9 billion, or 122.1%, increase from the three months ended September 30, 2019. Our net income was $2,995.4 million for the three months ended September 30, 2020, compared to a net income of $494.6 million for the three months ended September 30, 2019. We generated $3,252.7 million of Adjusted EBITDA for the three months ended September 30, 2020, which was an increase of $2,509.6 million, or 337.7%, compared to $743.1 million for the three months ended September 30, 2019. For more information on Adjusted EBITDA, please see “—Non-GAAP Financial Measures” below.

The increase in net income and Adjusted EBITDA was primarily driven by an increase of $2,720.2 million, or 174.3% in gain on sale of loans, net which was driven primarily by the increase in origination volume in third quarter of 2020 noted above. Other income also increased $260.4 million, or 140.5%, due primarily to revenues generated from Amrock's title insurance services, property valuation and settlement services that were also driven by the increase in origination volume noted above and revenues earned at Rocket Loans from processing 7.4 million unique loan recommendations through the economic injury disaster loans program offered by the Small Business Administration in response to the COVID-19 pandemic, which is not expected to continue beyond 2020. These increases were partially offset by an increase in collection/realization of cash flows from MSRs of $55.5 million, or 26.4%, which is a reduction in revenue primarily due to an increase in the volume of loans paid in full prior to their scheduled maturity from our servicing book (referred to as ‘prepayment speed’) in the third quarter of 2020 as compared to the third quarter of 2019. In addition, the third quarter of 2020 results include increased expenses associated with higher production levels as compared to the third quarter of 2019 results. The increase in production led to an increase in salaries, commissions and team member benefits of $252.1 million, or 44.7%, primarily due to variable compensation and an increase in team members in production roles to support our continued growth. General and administrative costs also increased by $121.6 million, or 76.4%, in the third quarter of 2020 as compared to the third quarter of 2019 driven primarily by higher loan processing expenses due to increased production as well as expenses associated with supporting the increased revenues from Rocket Loans noted above. Other expenses increased by $124.0 million, or 96.1%, in the third quarter of 2020 as compared to the third quarter of 2019 driven by expenses incurred to support the higher level of title insurance services, property valuation and settlement services due to the increased origination volumes noted above. Other expenses also increased due to an increase in payoff interest expense that resulted from an increase in the volume of loans paid in full prior to their scheduled maturity from our servicing book. When individual loans are paid off, we are required to remit interest for an entire month regardless of the date of payoff; however, clients are only responsible for interest accrued up to the date of payoff. The difference between the interest we are required to remit to investors and the interest we collect from the client as a result of an early payoff is referred to as “payoff interest”.
We retain a majority of the servicing rights associated with our mortgage loan originations. The servicing portfolio is an important asset that helps us build longstanding relationships with our clients and potentially capture future transactions such as their next mortgage origination. We monitor the MSR portfolio on a regular basis seeking to optimize our book by evaluating the risk and return profile of the book. We did not sell any MSR assets during the three-months ended September 30, 2020. As of September 30, 2020, our servicing portfolio, including loans subserviced for others, was approximately $400.3 billion of UPB and 2.0 million client loans. The portfolio primarily consists of high quality performing Government Sponsored Enterprise ("GSE") and government (FHA and VA) loans. As of September 30, 2020, we had approximately 92,000 clients on forbearance plans, which represents approximately 4.6% of our total client serviced loans portfolio. Our delinquent loans (defined as 60-plus days past-due) were 4.01% of our total portfolio. Excluding clients in forbearance plans, our delinquent loans (defined as 60-plus days past-due) were 0.71% as of September 30, 2020.
Nine months ended September 30, 2020 summary
For the nine months ended September 30, 2020, we originated $213.0 billion in residential mortgage loans, which was a $118.7 billion, or 125.8%, increase from the nine months ended September 30, 2019. Our net income was $6,558.5 million for the nine months ended September 30, 2020, compared to a net income of $143.0 million for the nine months ended September 30, 2019. We generated $8,015.1 million of Adjusted EBITDA for the nine months ended September 30, 2020, which was an increase of $6,793.3 million, or 556.0%, compared to $1,221.8 million for the nine months ended September 30, 2019. For more information on Adjusted EBITDA, please see “—Non-GAAP Financial Measures” below.

The increase in net income and Adjusted EBITDA was primarily driven by an increase of $7,456.2 million, or 219.3% in gain on sale of loans, net which was driven primarily by the increase in origination volume in the nine months of 2020 noted above. Other income also increased $779.6 million, or 165.5%, due primarily to revenues generated from Amrock's title insurance services, property valuation and settlement services that were also driven by the increase in origination volume noted above and revenues earned at Rocket Loans from processing 14.8 million unique loan recommendations through the economic injury disaster loans program offered by the Small Business Administration in response to the COVID-19 pandemic, which is not expected to continue beyond 2020. These increases were partially offset by an increase in collection/realization of cash flows from MSRs of $220.3 million, or 38.5%, which is a reduction in revenue primarily due to an increase in the volume of loans paid in full prior to their scheduled maturity from our servicing book (referred to as ‘prepayment speed’) in the nine months of 2020 as compared to nine months of 2019. In addition, the nine months of 2020 results include increased expenses associated with higher production levels as compared to the nine months of 2019 results. The increase in production led to an increase in salaries, commissions and team member benefits of $844.8 million, or 56.0%, primarily due to variable compensation and an increase in team members in production roles to support our continued growth. General and administrative costs also increased by $273.0 million, or 55.6%, in the nine months of 2020 as compared to the nine months of 2019 driven primarily by higher loan processing expenses due to increased production as well as expenses associated with the increased revenues from Rocket Loans noted above. Other expenses increased by $314.8 million, or 116.7%, in the nine months of 2020 as compared to the nine months of 2019 driven by expenses incurred to support the higher level of title insurance services, property valuation and settlement services due to the increased origination volumes noted above. Other expenses also increased due to an increase in payoff interest expense that resulted from an increase in the volume of loans paid in full prior to their scheduled maturity from our servicing book and due to expenses incurred in connection with the sale of MSRs in the nine months of 2020.

As noted above, we monitor the MSR portfolio on a regular basis seeking to optimize our book by evaluating the risk and return profile of the book. As part of these efforts we sold the servicing on approximately 97,000 loans with $36.3 billion in UPB during the nine months ended September 30, 2020. These sales were more than offset by new loans that were added to the MSR portfolio during the period.
Non-GAAP Financial Measures
To provide investors with information in addition to our results as determined by GAAP, we disclose Adjusted Revenue, Adjusted Net Income, Adjusted Diluted EPS and Adjusted EBITDA as non-GAAP measures which management believes provide useful information to investors. These measures are not financial measures calculated in accordance with GAAP and should not be considered as a substitute for revenue, net income, or any other operating performance measure calculated in accordance with GAAP, and may not be comparable to a similarly titled measure reported by other companies.

We define “Adjusted Revenue” as total revenues net of the change in fair value of mortgage servicing rights (“MSRs”) due to valuation assumptions. We define “Adjusted Net Income” as tax-effected earnings before stock-based compensation expense and the change in fair value of MSRs due to valuation assumptions, and the tax effects of those adjustments. We define “Adjusted Diluted EPS” as Adjusted Net Income divided by the diluted weighted average number of Class A common stock outstanding for the applicable period, which assumes the proforma exchange of all outstanding Class D common stock for Class A common stock. We define “Adjusted EBITDA” as earnings before interest and amortization expense on non-funding debt, income tax, and depreciation and amortization, net of the change in fair value of MSRs due to valuation assumptions (net of hedges) and stock-based compensation expense. We exclude from each of these non-GAAP revenues the change in fair value of MSRs due to valuation assumptions (net of hedges) as this represents a non-cash non-realized adjustment to our total revenues, reflecting changes in assumptions including discount rates and prepayment speed assumptions, mostly due to changes in market interest rates, which is not indicative of our performance or results of operation. Adjusted EBITDA includes interest expense on funding facilities, which are recorded as a component of “interest income, net”, as these expenses are a direct cost driven by loan origination volume. By contrast, interest and amortization expense on non-funding debt is a function of our capital structure and is therefore excluded from Adjusted EBITDA.

We believe that the presentation of Adjusted Revenue, Adjusted Net Income, Adjusted Diluted EPS and Adjusted EBITDA provides useful information to investors regarding our results of operations because each measure assists both investors and management in analyzing and benchmarking the performance and value of our business. Adjusted Revenue, Adjusted Net Income, Adjusted Diluted EPS and Adjusted EBITDA provide indicators of performance that are not affected by fluctuations in certain costs or other items. Accordingly, management believes that these measurements are useful for comparing general operating performance from period to period, and management relies on these measures for planning and forecasting of future periods. Additionally, these measures allow management to compare our results with those of other companies that have different financing and capital structures. However, other companies may define Adjusted Revenue, Adjusted Net Income, Adjusted Diluted EPS and Adjusted EBITDA differently, and as a result, our measures of Adjusted Revenue, Adjusted Net Income, Adjusted Diluted EPS and Adjusted EBITDA may not be directly comparable to those of other companies.

Although we use Adjusted Revenue, Adjusted Net Income, Adjusted Diluted EPS and Adjusted EBITDA as financial measures to assess the performance of our business, such use is limited because they do not include certain material costs necessary to operate our business. Additionally, our definitions of each of Adjusted Revenue, Adjusted Net Income, Adjusted Diluted EPS and Adjusted EBITDA allows us to add back certain non-cash charges and deduct certain gains that are included in calculating total revenues, net, net income attributable to Rocket Companies or net income (loss). However, these expenses and gains vary greatly, and are difficult to predict. They can represent the effect of long-term strategies as opposed to short-term results. Adjusted Revenue, Adjusted Net Income, Adjusted Diluted EPS and Adjusted EBITDA should be considered in addition to, and not as a substitute for, total revenues, net income attributable to Rocket Companies and net income (loss) in accordance with U.S. GAAP as measures of performance. Our presentation of Adjusted Revenue, Adjusted Net Income, Adjusted Diluted EPS and Adjusted EBITDA should not be construed as an indication that our future results will be unaffected by unusual or nonrecurring items.

Adjusted Revenue, Adjusted Net Income, Adjusted Diluted EPS and Adjusted EBITDA have limitations as analytical tools, and you should not consider them in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Some of these limitations are:
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
Because of these limitations, Adjusted Revenue, Adjusted Net Income, Adjusted Diluted EPS and Adjusted EBITDA are not intended as alternatives to total revenue, net income attributable to Rocket Companies or net income (loss) as an indicator of our operating performance and should not be considered as measures of discretionary cash available to us to invest in the growth of our business or as measures of cash that will be available to us to meet our obligations. We compensate for these limitations by using Adjusted Revenue, Adjusted Net Income, Adjusted Diluted EPS and Adjusted EBITDA along with other comparative tools, together with U.S. GAAP measurements, to assist in the evaluation of operating performance. See below for reconciliation of these non-GAAP measures to their most comparable U.S. GAAP measures. Additionally, our U.S. GAAP-based measures can be found in the condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q.

Reconciliation of Adjusted Revenue to Total Revenue, net

Reconciliation of Adjusted Revenue to Total Revenue, net	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2020	2019	2020	2019
Total Revenue, net	$4,634,118	$1,620,425	$11,036,240	$3,189,200
Change in fair value of MSRs due to valuation assumptions (net of hedges)(1)	109,054	180,428	1,126,757	892,755
Adjusted Revenue	$4,743,172	$1,800,853	$12,162,997	$4,081,955

(1)    Reflects changes in assumptions including discount rates and prepayment speed assumptions, mostly due to changes in market interest rates.

Reconciliation of Adjusted Net Income to Net Income Attributable to Rocket Companies

Reconciliation of Adjusted Net Income to Net Income Attributable to Rocket Companies	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2020	2019	2020	2019
Net income attributable to Rocket Companies	$57,903	$—	$57,903	$—
Net income impact from pro forma conversion of Class D common shares to Class A common shares(1)	2,937,961	494,960	6,501,965	143,945
Adjustment to the provision for income tax(2)	(697,200)	(118,752)	(1,564,735)	(32,427)
Tax-effected net income(2)	$2,298,664	$376,208	$4,995,133	$111,518
Non-cash stock compensation expense	33,252	8,458	93,564	25,423
Change in fair value of MSRs due to valuation assumptions (net of hedges)(3)	109,054	180,428	1,126,757	892,755
Tax impact of adjustments(4)	(35,320)	(46,787)	(302,884)	(227,433)
Other tax adjustments(5)	2,157	—	2,157	—
Adjusted Net Income	$2,407,807	$518,307	$5,914,727	$802,263

(1)    Reflects net income to Class A common stock from pro forma exchange of corresponding shares of our Class D common shares held by non-controlling interest holders as of September 30, 2020.

(2)    Rocket Companies will be subject to U.S. Federal income taxes, in addition to state, local and Canadian taxes with respect to its allocable share of any net taxable income of Holdings. The adjustment to the provision for income tax reflects the effective tax rates below, assuming the Issuer owns 100% of the non-voting common interest units of Holdings.

	September 30,
	2020	2019
Statutory U.S. Federal Income Tax Rate	21.00%	21.00%
Canadian taxes	0.01%	0.01%
State and Local Income Taxes (net of federal benefit)	3.81%	3.76%
Effective Income Tax Rate for Adjusted Net Income	24.82%	24.77%
(3)    Reflects changes in assumptions including discount rates and prepayment speed assumptions, mostly due to changes in market interest rates.
(4)    Tax impact of adjustments gives effect to the income tax related to non-cash stock compensation expense and change in fair value of MSRs due to valuation assumptions at the above described effective tax rates for each year.
(5)    Represents tax benefits due to the amortization of intangible assets and other tax attributes resulting from the purchase of Holdings units, net of payment obligations under Tax Receivable Agreement.

Reconciliation of Adjusted Diluted Weighted Average Shares Outstanding to Diluted Weighted Average Shares Outstanding

Reconciliation of Adjusted Diluted Weighted Average Shares Outstanding to Diluted Weighted Average Shares Outstanding	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands, except per share)	2020	2019	2020	2019
Diluted weighted average shares of Class A common stock outstanding	106,265,422	N/A(3)	106,265,422	N/A(3)
Assumed pro forma conversion of Class D shares to Class A common stock(1)	1,878,058,054	N/A(3)	1,878,058,054	N/A(3)
Adjusted diluted weighted average shares outstanding	1,984,323,476	N/A(3)	1,984,323,476	N/A(3)

Adjusted Net Income(2)	$2,407,807	N/A(3)	$5,914,727	N/A(3)
Adjusted Diluted EPS	$1.21	N/A(3)	$2.98	N/A(3)

(1)    Reflects the recognition of all available Adjusted Net Income resulting from the proforma conversion of all Class D common stock to Class A common stock.

(2)    Represents Adjusted Net Income for the full period as presented.

(3)    This non-GAAP measure is not applicable for these periods, as the reorganization transactions had not yet occurred.

Reconciliation of Adjusted EBITDA to Net Income

Reconciliation of Adjusted EBITDA to Net Income	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2020	2019	2020	2019
Net income	$2,995,383	$494,630	$6,558,512	$142,964
Interest and amortization expense on non-funding debt	38,016	33,052	104,291	99,220
Income tax provision	61,683	5,117	84,363	4,291
Depreciation and amortization	15,329	21,382	47,633	57,174
Non-cash stock compensation expense	33,252	8,458	93,564	25,423
Change in fair value of MSRs due to valuation assumptions (net of hedges)(1)	109,054	180,428	1,126,757	892,755
Adjusted EBITDA	$3,252,717	$743,067	$8,015,120	$1,221,827

(1)    Reflects changes in assumptions including discount rates and prepayment speed assumptions, mostly due to changes in market interest rates.
Key Performance Indicators
We monitor a number of key performance indicators to evaluate the performance of our business operations. Our loan production key performance indicators enable us to monitor our ability to generate gain on sale revenue as well as understand how our performance compares to the total mortgage origination market. Our servicing portfolio key performance indicators enable us to monitor the overall size of our servicing book of business, the related value of our mortgage servicing rights, and the health of the business as measured by the average MSR delinquency rate. Other key performance indicators for other Rocket Companies, besides Rocket Mortgage ("Other Rocket Companies"), allow us to monitor both revenues and unit sales generated by these businesses. We also include Rockethomes.com average unique monthly visits, as we believe traffic on the site is an indicator of consumer interest.

The following summarizes key performance indicators of the business:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Units and $ in thousands)	2020	2019	2020	2019
Rocket Mortgage(1)
Loan Production Data
Closed loan origination volume	$88,981,702	$40,066,636	$213,009,515	$94,346,887
Direct to Consumer origination volume	54,598,909	25,731,720	132,151,006	61,060,573
Partner Network origination volume	34,382,793	14,334,916	80,858,509	33,286,314
Gain on sale margin(2)	4.52%	3.29%	4.48%	3.11%
Servicing Portfolio Data
Total serviced UPB (includes subserviced)	$400,277,887	$325,976,914	$400,277,887	$325,976,914
Total loans serviced (includes subserviced)	2,007.5	1,763.6	2,007.5	1,763.6
MSR fair value multiple(3)	2.25	2.71	2.25	2.71
Total serviced delinquency rate, excluding loans in forbearance (60+)	0.71%	0.93%	0.71%	0.93%
Total serviced MSR delinquency rate (60+)	4.01%	0.93%	4.01%	0.93%
Other Rocket Companies
Amrock settlement transactions	286.3	117.0	692.0	279.3
Rocket Homes real estate transactions	7.7	8.3	20.6	23.1
Rockethomes.com average unique monthly visits(4)	485.1	274.1	372.9	158.7
Rocket Loans closed units(5)	1.7	7.9	7.2	18.9
Rocket Auto car sales	8.0	5.4	22.7	12.7
Core Digital Media client inquiries generated	1,102.6	1,378.1	3,782.9	4,601.1
Total Other Rocket Companies gross revenue	$510,103	$260,284	$1,439,305	$676,895
Total Other Rocket Companies net revenue(6)	$440,093	$184,079	$1,219,645	$458,963
_________________________
(1)    Rocket Mortgage origination volume and gain on sale margins exclude all reverse mortgage activity.
(2)    Gain on sale margin is the gain on sale of loans, net divided by net rate lock volume for the period, excluding all reverse mortgage activity. Gain on sale of loans, net includes the net gain on sale of loans, fair value of originated MSRs, and fair value adjustment on loans held for sale, divided by the UPB of loans subject to IRLC’s during the applicable period.
(3)    MSR fair market value multiple is a metric used to determine the relative value of the MSR asset in relation to the annualized retained servicing fee, which is the cash that the holder of the MSR asset would receive from the portfolio as of such date. It is calculated as the quotient of (a) the MSR fair market value as of a specified date divided by (b) the weighted average annualized retained servicing fee for our MSR portfolio as of such date. The weighted average annualized retained servicing fee for our MSR portfolio was 0.306% and 0.306% for the three months ended September 30, 2020 and 2019, respectively. The vast majority of our portfolio consists of originated MSRs and consequently, the impact of purchased MSRs does not have a material impact on our weighted average service fee.

(4)    Rockethomes.com average unique monthly visits is calculated by a third party service that monitors website activity. This metric does not have a direct correlation to revenues and is used primarily to monitor consumer interest in the Rockethomes.com site.
(5)    In addition to the closed loans Rocket Loans disclosed here, as noted above, during the nine months ended September 30, 2020, we also processed more than 14.8 million unique loan recommendations through the economic injury disaster loans program offered by the Small Business Administration.

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

Net Client Retention Rate

For the twelve months ended September 30, 2020, our net client retention rate was 92%, compared to 94% in 2019, and 95% in both 2018 and 2017. This metric measures our retention across a greater percentage of our client bases versus our recapture rate. We define "net client retention rate" as the number of clients that were active at the beginning of a period and which remain active at the end of the period, divided by the number of clients that were active at the beginning of the period. This metric excludes clients whose loans were sold during the period as well as clients to whom we did not actively market to due to contractual prohibitions or other business reasons. We define "active" as those clients who do not pay-off their mortgage with us and originate a new mortgage with another lender during the period.

We define mortgage recapture rate as the total UPB of our clients that originate a new mortgage with us in a given period divided by total UPB of the clients that paid off their existing mortgage and originated a new mortgage in the same period. This calculation excludes clients to whom we did not actively market due to contractual prohibitions or other business reasons. We had previously used "retention" to describe this measure. "Recapture" and "retention" can be used synonymously by industry participants. Our recapture rate was 82% for refinance transactions for the twelve months ended September 30, 2020 and our overall recapture rate was 73% for the same time period.
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

Income taxes
Our income tax expense, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management’s best assessment of estimated current and future taxes to be paid. We are subject to income taxes predominantly in the United States and Canada. These tax laws are often complex and may be subject to different interpretations. To determine the financial statement impact of accounting for income taxes, the Company must make assumptions and judgements about how to interpret and apply these complex tax laws to numerous transactions and business events, as well as make judgements regarding the timing of when certain items may affect taxable income in the United States and Canada.

In calculating the provision for interim income taxes, in accordance with ASC Topic 740 Income Taxes, we apply an estimated annual effective tax rate to year-to-date ordinary income. At the end of each interim period, we estimate the effective tax rate expected to be applicable for the full fiscal year. Tax-effects of significant, unusual or infrequently occurring items are excluded from the estimated annual effective tax rate calculation and recognized in the interim period in which they occur.

Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expense. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise we consider all available positive and negative evidence including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In projecting future taxable income, we begin with historical results operations and changes in accounting policies and incorporate assumptions including the amount of future state, federal, and foreign pretax operating income, the reversal of temporary differences, the implementation of feasible and prudent tax planning strategies. If it is determined that a deferred tax asset is not realizable, a valuation allowance is established. The valuation allowance may be reversed in a subsequent reporting period if the Company determines that based on revised estimates of future taxable income or changes in tax planning strategies, it is more likely than not that all or part of the deferred tax asset will become realizable.

Our interpretations of tax laws are subject to review and examination by various taxing authorities and jurisdictions where the Company operates, and disputes may occur regarding its view on a tax position. These disputes over interpretations with the various tax authorities may be settled by audit, administrative appeals or adjudication in the court systems of the tax jurisdictions in which the Company operates. We regularly review whether we may be assessed additional income taxes as a result of the resolution of these matters, and the Company records additional reserves as appropriate. In addition, the Company may revise its estimate of income taxes due to changes in income tax laws, legal interpretations, and business strategies. We recognize the financial statement effects of uncertain income tax positions when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. Also, we recognize accrued interest and penalties related to liabilities for uncertain income tax positions in income tax expense. For additional information regarding our provision for income taxes refer to Note 8, Income Taxes.

Tax Receivable Agreement

In connection with the IPO, the Company entered into the Tax Receivable Agreement with the LLC Members. The Tax Receivable Agreement provides for the payment by Rocket Companies of 90% of the amount of any tax benefits that Rocket Companies actually realizes, or in some cases is deemed to realize, as a result of (i) certain increases in Rocket Companies allocable share of the tax basis in Holdings’ assets resulting from (a) the purchases of Holdings Units (along with the corresponding shares of our Class D common stock or Class C common stock) from the LLC Members (or their transferees of Holdings Units or other assignees) using the net proceeds from our initial public offering or in any future offering, (b) exchanges by the LLC Members (or their transferees of Holdings Units or other assignees) of Holdings Units (along with the corresponding shares of our Class D common stock or Class C common stock) for cash or shares of our Class B common stock or Class A common stock, as applicable, or (c) payments under the Tax Receivable Agreement; (ii) tax benefits related to imputed interest deemed arising as a result of payments made under the Tax Receivable Agreement and (iii) disproportionate allocations (if any) of tax benefits to Holdings as a result of section 704(c) of the Code that relate to the reorganization transactions The Company expects to benefit from the remaining 10% of any cash savings, if any, that it realizes.

Stock-based compensation
Stock-based compensation is comprised of both equity and liability awards and is measured and expensed accordingly under Accounting Standards Codification (“ASC”) 718 Compensation—Stock Compensation. As indicated above, stock-based compensation expense is included as part of salaries, benefits and team member benefits.

Non-Controlling Interest
We are the sole managing member of Holdings and consolidate the financial results of Holdings. Therefore, we report a non-controlling interest based on the Holdings Units of Holdings held by our Chairman and RHI on our Condensed Consolidated Balance Sheets. Income or loss is attributed to the non-controlling interests based on the weighted average Holdings Units outstanding during the period and is presented on the Condensed Consolidated Statements of Income and Comprehensive Income. Refer to Note 14, Non-controlling Interests for more information on non-controlling interests.
Results of Operations for the Three and Nine Months Ended September 30, 2020 and 2019
Summary of Operations

Condensed Statement of Operations Data	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2020	2019	2020	2019
Revenue
Gain on sale of loans, net	$4,280,442	$1,560,236	$10,856,135	$3,399,941
Servicing fee income	272,158	236,229	779,093	701,090
Change in fair value of MSRs	(374,765)	(390,619)	(1,918,860)	(1,464,582)
Interest income, net	10,526	29,226	69,391	81,820
Other income	445,757	185,353	1,250,481	470,931
Total revenue, net	4,634,118	1,620,425	11,036,240	3,189,200
Expenses
Salaries, commissions and team member benefits	816,408	564,332	2,354,021	1,509,180
General and administrative expenses	280,705	159,058	763,962	490,998
Marketing and advertising expenses	250,558	240,303	670,749	676,964
Interest and amortization expense on non-funding-debt	38,016	33,052	104,291	99,220
Other expenses	253,048	129,050	584,705	269,874
Total expenses	1,638,735	1,125,795	4,477,728	3,046,236
Net income	$2,995,383	$494,630	$6,558,512	$142,964
Net (income) loss attributable to non-controlling interest	(2,937,480)	(494,630)	(6,500,609)	(142,964)
Net income attributable to Rocket Companies	$57,903	$—	$57,903	$—

Gain on sale of loans, net
The components of gain on sale of loans for the periods presented were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2020	2019	2020	2019
Net gain on sale of loans(1)	$3,864,480	$1,011,524	$8,363,614	$2,156,249
Fair value of originated MSRs	836,557	416,730	2,041,899	1,159,065
Benefit from (provision for) investor reserves	3,665	1,415	(5,698)	2,067
Fair value adjustment gain on loans held for sale and IRLCs	316,159	285,229	2,710,026	636,978
Revaluation loss from forward commitments economically hedging loans held for sale and IRLCs	(740,418)	(154,662)	(2,253,706)	(554,418)
Gain on sale of loans, net	$4,280,442	$1,560,236	$10,856,135	$3,399,941

(1)    Net gain on sale of loans represents the premium received in excess of the UPB, plus net origination fees.

The table below provides details of the characteristics of our mortgage loan production for each of the periods presented:

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Loan origination volume by type	2020	2019	2020	2019
Conventional Conforming	$77,278,429	$28,943,326	$174,131,609	$69,594,227
FHA/VA	10,168,614	9,404,560	31,972,293	20,246,451
Non Agency	1,534,659	1,718,750	6,905,613	4,506,209
Total mortgage loan origination volume	$88,981,702	$40,066,636	$213,009,515	$94,346,887
Portfolio metrics
Average loan amount	$282	$269	$278	$257
Weighted average loan-to-value ratio	68.52%	76.58%	70.31%	76.28%
Weighted average credit score	760	741	755	738
Weighted average loan rate	2.92%	3.87%	3.18%	4.19%
Percentage of loans sold
To GSEs and government	97.85%	90.11%	95.06%	90.59%
To other counterparties	2.15%	9.89%	4.94%	9.41%
Servicing-retained	98.01%	95.93%	96.64%	96.89%
Servicing-released	1.99%	4.07%	3.36%	3.11%
Net rate lock volume(1)	$94,667,962	$47,049,780	$242,695,565	$108,304,806
Gain on sale margin(2)	4.52%	3.29%	4.48%	3.11%

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
Gain on sale of loans, net was $4,280.4 million for the three months ended September 30, 2020, an increase of $2,720.2 million, or 174.3%, as compared with $1,560.2 million for the three months ended September 30, 2019. The increase in gain on sale of loans, net was primarily driven by an increase in mortgage loan origination volume of $48.9 billion, or 121.9%. The increase also reflects an increase in gain on sale margin from 3.29% to 4.52%, reflecting strong consumer demand for mortgages.
Gain on sale of loans, net was $10,856.1 million for the nine months ended September 30, 2020, an increase of $7,456.2 million, or 219.3%, as compared with $3,399.9 million for the nine months ended September 30, 2019. The increase in gain on sale of loans, net was primarily driven by increases in mortgage loan origination volume of $118.7 billion, or 125.8%. The increase also reflects an increase in gain on sale margin from 3.11% to 4.48%, reflecting strong consumer demand for mortgages.

Net gain on sales of loans increased $2,853.0 million, or 282.1%, to $3,864.5 million in the three months ended September 30, 2020 compared to $1,011.5 million in the three months ended September 30, 2019. This was driven by increased mortgage loan origination volume and increase in gain on sale margin noted above.

Net gain on sales of loans increased $6,207.4 million, or 287.9%, to $8,363.6 million in the nine months ended September 30, 2020 compared to $2,156.2 million in the nine months ended September 30, 2019. This was driven by increased mortgage loan origination volume and increase in gain on sale margin noted above.

The fair value of MSRs originated was $836.6 million for the three months ended September 30, 2020, an increase of $419.9 million, or 100.8%, as compared with $416.7 million during the three months ended September 30, 2019. The increase was primarily due to an increase funded loan volume of $46.8 billion, or 128.9%, from $36.3 billion for the three months ended September 30, 2019 to $83.1 billion for the three months ended September 30, 2020. The increase in funded loan volume was partially offset as we retained a lower amount of excess servicing on new MSRs during the third quarter of 2020 as compared to the third quarter of 2019.

The fair value of MSRs originated was $2,041.9 million for the nine months ended September 30, 2020, an increase of $882.8 million, or 76.2%, as compared with $1,159.1 million during the nine months ended September 30, 2019. The increase was primarily due to an increase funded loan volume of $114.1 billion, or 131.8%, from $86.6 billion for the nine months ended September 30, 2019 to $200.7 billion for the nine months ended September 30, 2020. The increase in funded loan volume was partially offset as we retained a lower amount of excess servicing on new MSRs during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019.

Gain on sale of loans, net also includes unrealized gains and losses from the fair value changes in mortgage loans held for sale and IRLCs as well as realized and unrealized gains and losses from forward commitments used to hedge the loans held for sale and IRLCs. The net loss from these fair value changes was $424.2 million for the three months ended September 30, 2020, compared to a net gain of $130.5 million for the three months ended September 30, 2019 driven by changes in interest rates and loan volume. The net gain from these fair value changes was $456.3 million for the nine months ended September 30, 2020, compared to a net gain of $82.6 million for the nine months ended September 30, 2019 driven by changes in interest rates and loan volume.

Loan servicing loss, net
For the periods presented, loan servicing loss, net consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2020	2019	2020	2019
Retained servicing fee	$264,275	$224,944	$756,002	$671,891
Subservicing income	2,432	3,130	5,987	6,260
Ancillary income	5,450	8,155	17,103	22,938
Servicing fee income	272,158	236,229	779,093	701,090
Change in valuation model inputs or assumptions	(113,547)	(180,428)	(1,191,969)	(892,755)
Change in fair value of MSR hedge	4,493	—	65,212	—
Collection / realization of cash flows	(265,711)	(210,191)	(792,103)	(571,827)
Change in fair value of MSRs	(374,765)	(390,619)	(1,918,860)	(1,464,582)
Loan servicing loss, net	$(102,607)	$(154,390)	$(1,139,767)	$(763,492)

	September 30,
($ in thousands)	2020	2019
MSR UPB of loans serviced	$368,243,032	$302,915,039
Number of MSR loans serviced	1,896,611	1,666,827
UPB of loans subserviced and temporarily serviced	$32,034,855	$23,061,875
Number of loans subserviced and temporarily serviced	110,932	96,725
Total serviced UPB	$400,277,887	$325,976,914
Total loans serviced	2,007,543	1,763,552
MSR fair value	$2,606,149	$2,874,972
Total serviced delinquency rate, excluding loans in forbearance (60+)	0.71%	0.93%
Total serviced delinquency count (60+) as % of total	4.01%	0.93%
Weighted average credit score	737	728
Weighted average LTV	73.58%	77.40%
Weighted average loan rate	3.72%	4.17%
Weighted average service fee	0.31%	0.31%

Loan servicing loss, net was $102.6 million for the three months ended September 30, 2020, which compares to loan servicing loss, net of $154.4 million for the three months ended September 30, 2019. The reduced loss was driven primarily by a lower reduction in fair market value of MSRs of $374.8 million for the three months ended September 30, 2020 as compared to a reduction in the fair market value of MSRs of $390.6 million for the three months ended September 30, 2019. See discussion below on change in MSR fair value for additional discussion. We originate the vast majority of our MSR portfolio and did not purchase any MSRs during 2020 and 2019. Both purchased MSRs and subservicing revenues are not material sources of servicing fee income.

Loan servicing loss, net was $1,139.8 million for the nine months ended September 30, 2020, which compares to loan servicing loss, net of $763.5 million for the nine months ended September 30, 2019. The increased loss was driven primarily by a reduction in fair market value of MSRs of $1,918.9 million in 2020 as compared to a reduction in fair market value of MSRs of $1,464.6 million in 2019. See discussion below on change in MSR fair value for additional discussion.

The change in MSR fair value was a net loss of $374.8 million for the three months ended September 30, 2020, as compared with a net loss of $390.6 million for the three months ended June 30, 2019. The change in fair value during the third quarter of 2020 included $265.7 million of loss due to collection/realization of cash flows and a decrease in fair value due to change in valuation assumptions (net of hedges) of $109.1 million primarily. The overall prepayment assumptions decreased from 19.2% at June 30, 2020 to 17.9% at September 30, 2020, driven primarily by MSR new additions during the quarter. Excluding the MSR new additions, the prepayment speeds increased at September 30, 2020 relative to June 30, 2020 resulting in the decrease in fair value due to changes in valuation assumptions noted above. The prepayment speed valuation assumption represents the annual rate at which serviced clients are estimated to repay their UPB. The decrease in fair value during the third quarter of 2019 included $210.2 million of due to collection/realization of cash flows and a decrease in fair value due to changes in valuation model inputs or assumptions of $180.4 million primarily driven by an increase in prepayment speeds from 16.5% at June 30, 2019 to 17.6% at September 30, 2019.

The change in MSR fair value was a net loss of $1,918.9 million for the nine months ended September 30, 2020, as compared with a net loss of $1,464.6 million for the nine months ended September 30, 2019. The change in fair value during the nine months ended September 30, 2020 included $792.1 million of loss due to collection/realization of cash flows and a decrease in fair value due to change in valuation assumptions (net of hedges) of $1,126.8 million primarily driven by an increase in prepayment speeds from 14.5% at December 31, 2019 to 17.9% at September 30, 2020. The prepayment speed valuation assumption represents the annual rate at which serviced clients are estimated to repay their UPB. The decrease in fair value during the nine months ended September 30, 2019 included $571.8 million of due to collection/realization of cash flows, partially offset by an increase in fair value due to changes in valuation model inputs or assumptions of $892.8 million primarily driven by an increase in prepayment speeds from 10.8% at December 31, 2018 to 17.6% at September 30, 2019.

Interest income, net
The components of interest income, net for the periods presented were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2020	2019	2020	2019
Interest income	$79,890	$63,649	$231,971	$172,286
Interest expense on funding facilities	(69,364)	(34,423)	(162,580)	(90,466)
Interest income, net	$10,526	$29,226	$69,391	$81,820

Interest income, net was $10.5 million for the three months ended September 30, 2020, a decrease of $18.7 million, or 64.0%, as compared to $29.2 million for the three months ended September 30, 2019. The decrease was primarily driven by a reduction in mortgage rates leading to lower interest income in 2020 as compared to 2019, partially offset by increased production volume.

Interest income, net was $69.4 million for the nine months ended September 30, 2020, a decrease of $12.4 million, or 15.2%, as compared to $81.8 million for the nine months ended September 30, 2019. The decrease was driven by a reduction in mortgage rates leading to lower interest income in 2020 as compared to 2019, partially offset by increased production volume.

Other income

Other income increased $260.4 million, or 140.5%, to $445.8 million for the three months ended September 30, 2020 as compared to $185.4 million for the three months ended September 30, 2019. The increase was driven by revenues generated from Amrock's title insurance services, property valuation and settlement services that were also driven by the increase in origination volume noted above, as well as increased revenues from Rocket Loans of $90.8 million in 2020, from $7.7 million in 2019, mainly as a result of revenues earned from processing economic injury disaster loans offered by the Small Business Administration in response to the COVID-19 pandemic, which is not expected to continue beyond 2020.

Other income increased $779.6 million, or 165.6%, to $1,250.5 million for the nine months ended September 30, 2020 as compared to $470.9 million for the nine months ended September 30, 2019. The increase was driven by revenues generated from Amrock's title insurance services, property valuation and settlement services that were also driven by the increase in origination volume noted above, as well as increased revenues from Rocket Loans of $343.4 million in 2020, from $18.2 million in 2019, mainly as a result of revenues earned from processing economic injury disaster loans offered by the Small Business Administration in response to the COVID-19 pandemic, which is not expected to continue beyond 2020.

Expenses

Expenses for the periods presented were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2020	2019	2020	2019
Salaries, commissions and team member benefits	$816,408	$564,332	$2,354,021	$1,509,180
General and administrative expenses	280,705	159,058	763,962	490,998
Marketing and advertising expenses	250,558	240,303	670,749	676,964
Interest and amortization expense on non-funding debt	38,016	33,052	104,291	99,220
Other expenses	253,048	129,050	584,705	269,874
Total expenses	$1,638,735	$1,125,795	$4,477,728	$3,046,236

Total expenses were $1,638.7 million for the three months ended September 30, 2020, an increase of $512.9 million or 45.6%, as compared with $1,125.8 million for the three months ended September 30, 2019. This was driven primarily by increases in salaries, commissions and team member benefits, general and administrative expenses, and other expenses as described below.
Total expenses were $4,477.7 million for the nine months ended September 30, 2020, an increase of $1,431.5 million or 47.0%, as compared with $3,046.2 million for the nine months ended September 30, 2019. This was driven primarily by increases in salaries, commissions and team member benefits, general and administrative expenses, and other expenses as described below.

Salaries, commissions and team member benefits were $816.4 million for the three months ended September 30, 2020, an increase of $252.1 million, or 44.7%, as compared with $564.3 million for the three months ended September 30, 2019. The increase was primarily due to variable compensation related to increased production as well as an increase in team members in production roles to support our growth.

Salaries, commissions and team member benefits were $2,354.0 million for the nine months ended September 30, 2020, an increase of $844.8 million, or 56.0%, as compared with $1,509.2 million for the nine months ended September 30, 2019. The increase was primarily due to variable compensation related to increased production as well as an increase in team members in production roles to support our growth.

General, selling and administrative expenses were $280.7 million for the three months ended September 30, 2020, an increase of $121.6 million, or 76.4%, as compared with $159.1 million for the three months ended September 30, 2019. The increase was driven primarily by increased loan processing expenses due to higher origination volumes, as well as expenses associated with supporting the increased revenues from Rocket Loans noted above.

General, selling and administrative expenses were $764.0 million for the nine months ended September 30, 2020, an increase of $273.0 million, or 55.6%, as compared with $491.0 million for the nine months ended September 30, 2019. The increase was driven primarily by increased loan processing expenses due to higher origination volumes, as well as expenses associated with supporting the increased revenues from Rocket Loans noted above.

Other expenses were $253.0 million for the three months ended September 30, 2020, an increase of $123.9 million, or 96.0%, as compared with $129.1 million for the three months ended September 30, 2019. The increase was driven primarily by an increase in expenses incurred to support the higher level of title insurance services, property valuation and settlement services due to the increased origination volumes, an increase in payoff interest expense, and expenses incurred from the sale of MSRs associated with prepayment provisions within the sales agreement and an increase in our provision for income taxes as a result of higher taxable income in 2020.

Other expenses were $584.7 million for the nine months ended September 30, 2020, an increase of $314.8 million, or 116.6%, as compared with $269.9 million for the nine months ended September 30, 2019. The increase was driven primarily by an increase in expenses incurred to support the higher level of title insurance services, property valuation and settlement services due to the increased origination volumes noted above, an increase in payoff interest expense, expenses incurred from the sale of MSRs associated with prepayment provisions within the sales agreement, and an increase in our provision for income taxes as a result of higher taxable income in 2020.
Summary results by segment for the three and nine months ended September 30, 2020 and 2019
Our operations are organized by distinct marketing channels which promote client acquisition into our ecosystem and include two reportable segments: Direct to Consumer and Partner Network. In the Direct to Consumer segment, clients have the ability to interact with the Rocket Mortgage app and/or with our mortgage bankers. We market to potential clients in this segment through various performance marketing channels. The Direct to Consumer segment derives revenue from originating, closing, selling and servicing predominantly agency-conforming loans, which are pooled and sold to the secondary market. This also includes providing title insurance services, appraisals and settlement services to these clients as part of our end-to-end mortgage origination experience. Servicing activities are fully allocated to the Direct to Consumer segment as they are viewed as an extension of the client experience with the primary objective to establish and maintain positive, regular touchpoints with our clients, which positions us to have high retention and recapture the clients’ next refinance, purchase, personal loan, and auto mortgage transactions. These activities position us to be the natural choice for clients’ next refinance or purchase transaction.

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

We measure the performance of the segments primarily on a contribution margin basis. Contribution margin is intended to measure the direct profitability of each segment and is calculated as Adjusted Revenue less directly attributable expenses. Adjusted Revenue is a non-GAAP financial measure described above. Directly attributable expenses include salaries, commissions and team member benefits, marketing and advertising expenses, general and administrative expenses and other expenses, such as direct servicing costs and origination costs. For segments, we measure gain on sale margin of funded loans and refer to this metric as ‘funded loan gain on sale margin.’ A loan is considered funded, when it is sold to investors on the secondary market. Funded loan gain on sale margin represents revenues on loans that have been funded divided by the funded UPB amount. Funded loan gain on sale margin is used specifically in the context of measuring the gain on sale margins of our Direct to Consumer and Partner Network segments. Funded loan gain on sale margin is an important metric in evaluating the revenue generating performance of our segments as it allows us to measure this metric at a segment level with a high degree of precision. By contrast, ‘gain on sale margin’, which we use outside of the segment discussion, measures the gain on sale revenue generation of our combined mortgage business. See below for overview and discussion of segment results for the three and nine months ended September 30, 2020 and 2019. For additional discussion, see Note 12, Segments of the interim condensed consolidated financial statements of this Form 10-Q.

Direct to Consumer Results

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2020	2019	2020	2019
Funded Loan Volume	$53,548,777	$23,228,323	$132,016,731	$56,926,121
Funded Loan Gain on Sale Margin	5.78%	4.59%	5.36%	4.34%
Revenue
Gain on sale	$3,128,695	$1,373,685	$8,759,914	$3,037,166
Interest income	53,764	37,749	152,087	111,080
Interest expense on funding facilities	(46,936)	(20,597)	(107,718)	(58,404)
Service fee income	271,254	235,158	776,117	698,503
Changes in fair value of MSRs	(374,765)	(390,619)	(1,918,860)	(1,464,582)
Other income	237,855	123,556	589,415	299,022
Total Revenue	$3,269,867	$1,358,932	$8,250,955	$2,622,785
Decrease (increase) in MSRs due to valuation assumptions (net of hedges)	109,054	180,428	1,126,757	892,755
Adjusted Revenue	$3,378,921	$1,539,360	$9,377,712	$3,515,540
Less: Directly Attributable Expenses(1)	948,150	716,923	2,677,729	1,867,398
Contribution Margin	$2,430,771	$822,437	$6,699,983	$1,648,142

(1)    Direct expenses attributable to operating segments exclude corporate overhead, depreciation and amortization, and interest and amortization expense on non-funding debt.
For the three months ended September 30, 2020, Direct to Consumer Adjusted Revenue increased $1,839.6 million, or 119.5% to $3,378.9 million from $1,539.4 million for the three months ended September 30, 2019. The increase was driven by growth in Direct to Consumer mortgage originations resulting in an increase in gain on sale revenue of $1,755.0 million, or 127.8%, in 2020. On a funded loan basis, the Direct to Consumer segment generated $53.5 billion in the three months ended September 30, 2020, an increase of $28.9 billion, or 112.2% as compared to 2019. In addition, funded loan gain on sale margin was 5.78% in 2020 as compared to 4.59% in 2019, driven primarily by strong consumer demand for mortgages which led to margin expansion during 2020 as compared to 2019. The increase in adjusted revenue also reflects an increase in other income of $114.3 million, or 92.5%, related primarily to revenues generated from title insurance services, property valuation and settlement services from increased origination levels. Revenues from title insurance services, property valuation and settlement services are generated by Amrock.

For the three months ended September 30, 2020, Direct to Consumer Attributable Expenses increased $231.2 million, or 32.3%, to $948.2 million in 2020 compared to $716.9 million in 2019. The increase was primarily due to an increase in variable compensation and an increase in team members in production roles needed to support growth. The increase in also reflects greater loan processing costs due to higher origination volumes and an increase in expenses incurred to support the higher level of title insurance services, valuation and settlement services due to the increased origination volumes noted above, as well as an increase payoff interest expense.

For the three months ended September 30, 2020, Direct to Consumer Contribution Margin increased $1,608.3 million, or 195.6%, to $2,430.8 million compared to $822.4 million for the three months ended September 30, 2019. The increase in Contribution Margin was driven primarily by the increase in Direct to Consumer originations and higher funded loan gain on sale margin noted above.

For the nine months ended September 30, 2020, Direct to Consumer Adjusted Revenue increased $5,862.2 million, or 166.8% to $9,377.7 million from $3,515.5 million for the nine months ended September 30, 2019. The increase was driven by growth in Direct to Consumer mortgage originations resulting in an increase in gain on sale revenue of $5,722.7 million, or 188.4%, in 2020. On a funded loan basis, the Direct to Consumer segment generated $132.0 billion in 2020, an increase of $75.1 billion, or 131.9% as compared to 2019. In addition, funded loan gain on sale margin was 5.36% in 2020 as compared to 4.34% in 2019, driven primarily by strong consumer demand for mortgages which led to margin expansion during 2020 as compared to 2019. The increase in adjusted revenue also reflects an increase in other income of $290.4 million, or 97.1%, related primarily to revenues generated from title insurance services, property valuation and settlement services from increased origination levels. Revenues from title insurance services, property valuation and settlement services are generated by Amrock. In addition, service fee income increased $77.6 million, or 11.1% during 2020, due to an increase in the servicing portfolio. These increases were partially offset by an increase in collection/realization of servicing cash flows in 2020 as compared to 2019. Collection/realization of servicing cash flows is reflected in the changes in fair value of MSRs line item in the table above.

For the nine months ended September 30, 2020, Direct to Consumer Attributable Expenses increased $810.3 million, or 43.4%, to $2,677.7 million in 2020 compared to $1,867.4 million in 2019. The increase was primarily due to an increase in variable compensation and an increase in team members in production roles needed to support growth. The increase in also reflects greater loan processing costs due to higher origination volumes and an increase in expenses incurred to support the higher level of title insurance services, valuation and settlement services due to the increased origination volumes noted above, as well as an increase payoff interest expense, and costs incurred during in connection with the MSR sales.

For the nine months ended September 30, 2020, Direct to Consumer Contribution Margin increased $5,051.8 million, or 306.5%, to $6,700.0 million compared to $1,648.1 million for the nine months ended September 30, 2019. The increase in Contribution Margin was driven primarily by the increase in Direct to Consumer originations and higher funded loan gain on sale margin noted above.

Partner Network Results

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2020	2019	2020	2019
Funded Loan Volume	$29,568,576	$13,049,511	$68,632,837	$29,721,759
Funded Loan Gain on Sale Margin	2.70%	0.99%	1.98%	0.73%
Revenue
Gain on sale	1,151,071	173,161	2,089,285	325,206
Interest income	25,691	24,400	77,638	58,277
Interest expense on funding facilities	(22,428)	(13,313)	(54,451)	(30,713)
Other income	47,858	6,122	107,328	15,956
Total Revenue	$1,202,192	$190,370	$2,219,800	$368,726
Decrease (increase) in MSRs due to valuation assumptions (net of hedges)	—	—	—	—
Adjusted Revenue	$1,202,192	$190,370	$2,219,800	$368,726
Less: Directly Attributable Expenses	141,214	74,569	372,337	176,688
Total Contribution Margin	$1,060,978	$115,801	$1,847,463	$192,038
For the three months ended September 30, 2020, Partner Network Adjusted Revenue increased $1,011.8 million, or 531.5% to $1,202.2 million from $190.4 million for the three months ended September 30, 2019. The increase was driven by growth in Partner Network mortgage originations resulting in an increase in gain on sale revenue of $977.9 million, or 564.7%, in 2020. On a funded loan basis, the Partner Network segment generated $29.6 billion in the three months ended September 30, 2020, an increase of $16.5 billion, or 126.6% as compared to 2019. In addition, funded loan gain on sale margin was 2.70% in 2020 as compared to 0.99% in 2019, driven primarily by high consumer demand and capacity constraints in the industry as compared to 2019.

For the three months ended September 30, 2020, Partner Network Attributable Expenses increased $66.6 million, or 89.4%, to $141.2 million in 2020 compared to $74.6 million in 2019. The increase was primarily due to an increase in variable compensation and an increase in team members in production roles needed to support growth.

For the three months ended September 30, 2020, Partner Network Contribution Margin increased $945.2 million, or 816.2%, to $1,061.0 million, compared to $115.8 million for the three months ended September 30, 2019. The increase in Contribution Margin was driven primarily by the increase in Partner Network originations and higher funded loan gain on sale margin noted above.

For the nine months ended September 30, 2020, Partner Network Adjusted Revenue increased $1,851.1 million, or 502.0% to $2,219.8 million from $368.7 million for the nine months ended September 30, 2019. The increase was driven by growth in Partner Network mortgage originations resulting in an increase in gain on sale revenue of $1,764.1 million, or 542.4%, in 2020. On a funded loan basis, the Partner Network segment generated $68.6 billion in 2020, an increase of $38.9 billion, or 130.9% as compared to 2019. In addition, funded loan gain on sale margin was 1.98% in 2020 as compared to 0.73% in 2019, driven primarily by high consumer demand and capacity constraints in the industry as compared to 2019.

For the nine months ended September 30, 2020, Partner Network Attributable Expenses increased $195.6 million, or 110.7%, to $372.3 million in 2020 compared to $176.7 million in 2019. The increase was primarily due to an increase in variable compensation and an increase in team members in production roles needed to support growth.

For the nine months ended September 30, 2020, Partner Network Contribution Margin increased $1,655.4 million, or 862.0%, to $1,847.5 million, compared to $192.0 million for the nine months ended September 30, 2019. The increase in Contribution Margin was driven primarily by the increase in Partner Network originations and higher funded loan gain on sale margin noted above.
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
As discussed in Note 5, Borrowings, of the interim condensed consolidated financial statements included elsewhere in this Form 10-Q, as of September 30, 2020, we had 19 different funding facilities in different amounts and with various maturities together with the 5.750% Senior Notes due 2025, 5.250% Senior Notes due 2028, 3.625% Senior Notes due 2029, and 3.875% Senior Notes due 2031. At September 30, 2020, the aggregate available amount under our facilities was $27.7 billion, with combined outstanding balances of $19.7 billion and unutilized capacity of $8.5 billion. In this case, unutilized capacity under our facilities does not equal aggregate available amount less outstanding balances. This is because the facility is reporting a higher outstanding balance than the line amount shown above as a result of temporarily going above the line amount, however, we did receive approval from the lender. This can be seen on Early Funding Facility 9) in Note 5, Borrowings.

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

The amount owed and outstanding on our loan funding facilities fluctuates significantly based on our origination volume, the amount of time it takes us to sell the loans it originates, and the amount of loans being self-funded with cash. We may from time to time use surplus cash to “buy-down” the effective interest rate of certain loan funding facilities or to self-fund a portion of our loan originations. As of September 30, 2020, $660.5 million of our cash was used to buy-down our funding facilities and self-fund, $350.0 million of which are buy-down funds that are included in cash on the balance sheet and $310.5 million of which is self-funding that reduces cash on the balance sheet. We have the ability to withdraw the $350.0 million at any time, unless a margin call has been made or a default has occurred under the relevant facilities. We have the right to transfer $310.5 million of self-funded loans on to a warehouse line or early buy out line with a government agency, provided that such loans meet the eligibility criteria to be placed on such warehouse line or early buy out line and no default or margin call has been made on such line, the loans are further subject to any required haircuts, and are subject to its ability to borrow additional funds under the facility.

Our loan funding facilities, early buy out facilities, MSR facility and unsecured lines of credit also generally require us to comply with certain operating and financial covenants and the availability of funds under these facilities is subject to, among other conditions, our continued compliance with these covenants. These financial covenants include, but are not limited to, maintaining (1) a certain minimum tangible net worth, (2) minimum liquidity, (3) a maximum ratio of total liabilities or total debt to tangible net worth and (4) pre-tax net income requirements. A breach of these covenants can result in an event of default under these facilities and as such allows the lenders to pursue certain remedies. In addition, each of these facilities, as well as our unsecured lines of credit, includes cross default or cross acceleration provisions that could result in all facilities terminating if an event of default or acceleration of maturity occurs under any facility. We were in compliance with all covenants as of September 30, 2020 and 2019.

September 30, 2020 compared to September 30, 2019
Cash and cash equivalents
Our cash and cash equivalents were $3,485.1 million at September 30, 2020, an increase of $2,666.8 million, or 325.9%, compared to $818.3 million at September 30, 2019. The increase in the cash and cash equivalents balance was impacted by an issuance of Senior Notes, earnings for the period adjusted for non-cash items, the increase in net borrowings on funding facilities to fund the increase in mortgage loans held for sale, and proceeds from MSR sales. These increases were partially offset by transfers and distributions made to the parent company.

Shareholder’s equity
Shareholder’s equity was $6,360.7 million as of September 30, 2020, an increase of $3,607.3 million, or 131.0%, as compared to $2,753.4 million as of September 30, 2019. The change was primarily the result of net income of $3,749.5 million and stock-based compensation of $117.6 million. These increases were partially offset by transfers and distributions made to the parent company.

September 30, 2020 compared to December 31, 2019
Cash and cash equivalents
Our cash and cash equivalents were $3,485.1 million at September 30, 2020, an increase of $2,090.6 million, or 149.9%, compared to $1,394.6 million at December 31, 2019. The increase in the cash and cash equivalents balance was impacted by an issuance of Senior Notes, earnings for the period adjusted for non-cash items, the increase in net borrowings on funding facilities to fund the increase in mortgage loans held for sale, and proceeds from MSR sales. These increases were partially offset by transfers and distributions made to the parent company.

Shareholder’s equity
Shareholder’s equity was $6,360.7 million as of September 30, 2020, an increase of $2,845.2 million, or 80.9%, as compared to $3,515.6 million as of December 31, 2019. The change was primarily the result of net income of $6,558.5 million and stock-based compensation of $93.6 million. These increases were partially offset by transfers distributions made to the parent company.
Contractual Obligations, Commercial Commitments, and Other Contingencies
The following table sets forth certain of our contractual obligations as of December 31, 2019. See Note 5, Borrowings, and 10, Commitments, Contingencies, and Guarantees, of the notes to the interim condensed consolidated financial statements included elsewhere in this Form 10-Q for further discussion of contractual obligations, commercial commitments, and other contingencies, including legal contingencies. There were no material changes outside the ordinary course of business to our outstanding contractual obligations as of September 30, 2020 from amounts previously disclosed as of December 31, 2019.

	Payments Due by Period (As of December 31, 2019)
($ in thousands) Contractual Obligations	Less than 1 year	2 - 3 years	4 - 5 Years	More than 5 years
Operating Lease Commitments	$71,371	$124,658	$62,724	$106,994
Cleveland Cavaliers Naming Rights Contract	8,406	17,321	18,020	92,161
Trademark License Agreement(1)	7,500	15,000	15,000	—
Senior Notes (2)	—	—	—	2,260,000
Total	$87,277	$156,979	$95,744	$2,459,155

(1)    We expect to pay Intuit the maximum annual amount of $7.5 million each year under this agreement. We have entered into an agreement with Intuit that, among other things, gives Quicken Loans full ownership of the “Quicken Loans” brand in 2022 in exchange for certain agreements, subject to the satisfaction of certain conditions.
(2)    See Unsecured Senior Notes section within the Note 5, Borrowings for additional information regarding the two new Senior Notes that were issued in September 2020 totaling $2,000 million and subsequent to September 30, 2020 the redemption of our $1,250 million Senior Notes due 2025 .

Repurchase and indemnification obligations
In the ordinary course of business, we are exposed to liability under representations and warranties made to purchasers of mortgage loans. Under certain circumstances, we may be required to repurchase mortgage loans, or indemnify the purchaser of such loans for losses incurred, if there has been a breach of representations or warranties, or if the borrower defaults on the loan payments within a contractually defined period (early payment default). Additionally, in certain instances we are contractually obligated to refund to the purchaser certain premiums paid to us on the sale if the mortgagor prepays the loan within a specified period of time, specified in our loan sale agreements. See Note 10, Commitments, Contingencies, and Guarantees of the notes to the interim condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Interest rate lock commitments, loan sale and forward commitments
In the normal course of business we are party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit to borrowers at either fixed or floating interest rates. IRLCs are commitment agreements to lend to a client at a specified interest rate within a specified period of time as long as there is no violation of conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses which may require payment of a fee. As many of the commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. In addition, we have contracts to sell mortgage loans into the secondary market at specified future dates (commitments to sell loans), and forward commitments to sell MBS at specified future dates and interest rates.

Following is a summary of the notional amounts of commitments:

(Dollars in thousands)	September 30, 2020	December 31, 2019
Interest rate lock commitments—fixed rate	$69,607,563	$28,019,676
Interest rate lock commitments—variable rate	$1,502,059	$1,566,542
Commitments to sell loans	$4,686,875	$1,329,104
Forward commitments to sell mortgage-backed securities	$65,846,171	$29,737,130
Forward commitments to purchase mortgage-backed securities	$9,857	$—

Off Balance Sheet Arrangements
As of September 30, 2020, we guaranteed the debt of another related party totaling $15 million, consisting of three separate guarantees of $5 million each. As of September 30, 2020, we did not record a liability on the interim Condensed Consolidated Balance Sheets for these guarantees because it was not probable that we would be required to make payments under these guarantees. See “Certain Relationships and Related Party Transactions—Transactions with RHI and other Affiliates—Guarantees” in our Prospectus.

For further discussion, see Notes 5, Borrowings, and 10, Commitments, Contingencies, and Guarantees, of the notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Distributions
Nine Months Ended September 30, 2020
During the nine months ended September 30, 2020, we had net transfers to RHI of $3,798.6 million, inclusive of both tax and discretionary equity distributions.. During the nine months ended September 30, 2019, we had net transfers to RHI of $204.2 million. Except for tax distributions, these distributions are at the discretion of our board of directors.

Year Ended December 31, 2019
During the year ended December 31, 2019, we had net transfers to RHI of $210.9 million, inclusive of both tax and discretionary equity distributions. During the year ended December 31, 2018, we had net transfers to RHI of $706.9 million. Except for tax distributions, these distributions are at the discretion of our board of directors.
New Accounting Pronouncements Not Yet Effective
See Note 1, Business, Basis of Presentation, and Accounting Policies of the notes to the condensed consolidated financial statements for details of recently issued accounting pronouncements and their expected impact on our condensed consolidated financial statements.
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

Credit risk
We are subject to credit risk, which is the risk of default that results from a borrower’s inability or unwillingness to make contractually required mortgage payments. Generally, all loans sold into the secondary market are sold without recourse. For such loans, our credit risk is limited to repurchase obligations due to fraud or origination defects. For loans that were repurchased or not sold in the secondary market, we are subject to credit risk to the extent a borrower defaults and the proceeds upon ultimate foreclosure and liquidation of the property are insufficient to cover the amount of the mortgage plus expenses incurred. We believe that this risk is mitigated through the implementation of stringent underwriting standards, strong fraud detection tools, and technology designed to comply with applicable laws and our standards. In addition, we believe that this risk is mitigated through the quality of our loan portfolio. For the nine months ended September 30, 2020, our clients’ weighted average credit score was 755 and its approximate average loan size was $278 with a weighted average loan-to-value ratio of approximately 70.3%.

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

In accordance with Treasury Market Practices Group’s recommendation, we execute Securities Industry and Financial Markets Association trading agreements with all material trading partners. Each such agreement provides for an exchange of margin money should either party’s exposure exceed a predetermined contractual limit. Such margin requirements limit our overall counterparty exposure. The master netting agreements contain a legal right to offset amounts due to and from the same counterparty. Derivative assets in the Condensed Consolidated Balance Sheets represent derivative contracts in a gain position net of loss positions with the same counterparty and, therefore, also represent our maximum counterparty credit risk. We incurred no losses due to nonperformance by any of our counterparties during the third quarter of 2020 and 2019.

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

Critical Accounting Policies
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We have identified certain accounting policies as being critical because they require us to make difficult, subjective or complex judgments about matters that are uncertain. We believe that the judgment, estimates and assumptions used in the preparation of our condensed consolidated financial statements are appropriate given the factual circumstances at the time. However, actual results could differ and the use of other assumptions or estimates could result in material differences in our results of operations or financial condition. Our critical accounting policies and estimates are discussed below and relate to fair value measurements, particularly those determined to be Level 2 and Level 3 as discussed in Note 2, Fair Value Measurements, of the interim condensed consolidated financial statements included elsewhere in this Form 10-Q.

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

Subsequent changes in fair value of MSRs due to the collection and realization of cash flows and changes in model inputs and assumptions are recognized in current period earnings and included as a separate line item in the condensed consolidated statements of income. Fair value is determined on a monthly basis using a valuation model that calculates the present value of estimated future net servicing fee income. The model uses estimates of prepayment speeds, discount rate, cost to service, escrow account earnings, contractual servicing fee income, and ancillary income and late fees, among others. These estimates are supported by market and economic data collected from various outside sources. On a quarterly basis we obtain an independent third-party valuation to corroborate the value estimated by our internal model. All of our MSRs are classified as a Level 3 asset.

Changes in economic and other relevant conditions could cause our assumptions, such as with respect to the prepayment speeds, to be different than our estimates. The key assumptions used to estimate the fair value of MSRs are prepayment speeds and the discount rate. Increases in prepayment speeds generally have an adverse effect on the value of MSRs as the underlying loans prepay faster, which causes accelerated MSR amortization. Increases in the discount rate result in a lower MSR value and decreases in the discount rate result in a higher MSR value. See Note 3, Mortgage Servicing Rights of the notes in the condensed consolidated financial statements included elsewhere in this Form 10-Q for an illustration of the hypothetical effect on the fair value of the MSRs using various unfavorable variations of the expected levels of the assumed discount rate and prepayment speeds used in valuing MSRs.

Derivative financial instruments

We enter into IRLCs, forward commitments to sell mortgage loans, and forward commitments to purchase mortgage loans which are considered derivative financial instruments. Our derivative financial instruments are accounted for as free-standing derivatives and are included in the Condensed Consolidated Balance Sheets at fair value. Changes in the fair value of the IRLCs and forward commitments to sell mortgage loans derivative instruments are recognized in current period earnings and are included in gain on sale of loans in the condensed consolidated statements of income. Forward commitments to purchase mortgage loans are recognized in current period earnings and are included as a component of servicing fee income.

Commitments to fund residential mortgage loans with our potential borrowers are commitment agreements to lend funds to these potential borrowers at a specified interest rate within a specified period of time. The fair value of IRLCs is derived from the fair value of similar mortgage loans or bonds, which is based on observable market data. Changes to the fair value of IRLCs are recognized based on changes in interest rates, changes in the probability that the commitment will be exercised (pull through factor), and the passage of time. The expected net future cash flows related to the associated servicing of the loan are included in the fair value measurement of IRLCs. Given the unobservable nature of the pull through factor, IRLCs are classified as Level 3.

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of September 30, 2020, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Initial Public Offering

On August 10, 2020 we completed our IPO, which closed on August 10, 2020. Pursuant to the Registration Statement on Form S-1 (Registration No. 333-239726), which was declared effective by the SEC on August 5, 2020, we registered 100,000,000 shares of Class A common stock. All 100,000,000 shares of our Class A common stock were sold in the IPO at a price per share to the public of $18.00 for an aggregate offering price of $1.8 billion. Goldman Sachs & Co. LLC, Morgan Stanley & Co. LLC, Credit Suisse Securities (USA) LLC, J.P. Morgan Securities LLC and RBC Capital Markets, LLC were the representatives of the underwriters. The following tables show the per share and total underwriting discounts and commissions to be paid by us to the underwriters:

Underwriting Discounts and Commissions Paid By Us
Per Share	$0.41
Total	$40,500,000

The total net proceeds of the IPO were approximately $1.760 billion. Of the proceeds, approximately $40.5 million was used to pay underwriting discounts and commissions, and the remaining $1.720 billion was used to purchase 100,000,000 of Holdings units and corresponding shares of Class D common stock from RHI.

We incurred costs relating to the IPO in the amount of $14.5 million, which were paid or otherwise borne by Holdings. There has been no material change in the planned use of the IPO net proceeds from the use of proceeds described in the Prospectus.

Additionally, on September 9, 2020, we sold an additional 15,000,000 shares of Class A common stock, pursuant to the underwriters’ exercise in full of the over-allotment option that was granted to the underwriters in connection with our initial public offering. The purchase price per share was $17.59 (the offering price per share to the public of $18.00 per share minus the underwriting discount and commissions). The total proceeds of the over-allotment sale was $263,850,000. We used the net proceeds from the exercise of the over-allotment option to purchase 15,000,000 Holding Units and corresponding shares of Class D common stock from RHI.

Issuances of Class A common stock and Class D common stock

In July 2020, in connection with our reorganization, we issued an aggregate 1,983,279,483 of our shares of Class D common stock to our Chairman and RHI, for an aggregate consideration $19,833.

In August 2020, we issued an aggregate of 372,565 shares of Class A common stock at the purchase price per share equal to the initial public offering price of $18.00 per share to our Chairman and certain entities affiliated with our Chairman in exchange for an aggregate of $6.7 million in cash which we contributed to Holdings for an equal number of Holdings Units.

On August 5, 2020, we entered into an acquisition agreement with RHI and its direct subsidiary Amrock Holdings Inc. pursuant to we acquired on August 14, 2020 Amrock Title Insurance Company ("ATI"), a title insurance underwriting business, for total aggregate consideration of $14.4 million that consisted of 800,000 Holdings Units and shares of Class D common stock of Rocket Companies, Inc. valued at the price to the public in the initial public offering of $18.00 per share (such acquisition, the "ATI acquisition"). ATI's net income for the year ended December 31, 2019 was $4.7 million. The acquisition of ATI was consummated on August 14, 2020. The shares of Class D common stock described above were issued in reliance on the exemption contained in Section 4(a)(2) of the Securities Act on the basis that the transaction did not involve a public offering. No underwriters were involved in the transaction.

Item 6. Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Rocket Companies, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed on September 2, 2020)
3.2	Amended and Restated Bylaws of Rocket Companies, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, filed on September 2, 2020)
10.1*	Registration Rights Agreement between Rock Holdings, Inc., Daniel Gilbert, the other parties thereto and Rocket Companies, Inc.
10.2*	Tax Receivable Agreement
10.3*	Second Amended and Restated Operating Agreement of RKT Holdings, LLC
10.4*	Stock Purchase Agreement by and between Amrock Holdings Inc. and Amrock Holdco, LLC
10.5*
Exchange Agreement, by and among RKT Holdings, LLC, Rocket Companies, Inc., Rock Holdings Inc., Daniel Gilbert and the holders of Holdings Units and shares of Class C Common Stock or Class D Common Stock from time to time party thereto.

10.6*	Class A Common Stock Subscription Agreement, dated as of August 5, 2020, by and between Rocket Companies, Inc. and Bedrock Management Services LLC
10.7*	Class A Common Stock Subscription Agreement, dated as of August 5, 2020, by and between Rocket Companies, Inc. and Bedrock Building Services LLC
10.8*	Class A Common Stock Subscription Agreement, dated as of August 5, 2020, by and between Rocket Companies, Inc. and Rock Executive Security LLC
10.9*	Class A Common Stock Subscription Agreement, dated as of August 5, 2020, by and between Rocket Companies, Inc. and Rock Security LLC
10.10*	Class A Common Stock Subscription Agreement, dated as of August 5, 2020, by and between Rocket Companies, Inc. and Rock Ventures LLC
10.11*	Class A Common Stock Subscription Agreement, dated as of August 5, 2020, by and between Rocket Companies, Inc. and Daniel Gilbert
10.12*	Class D Common Stock Subscription Agreement, dated as of August 5, 2020, by and between Rocket Companies, Inc. and Rock Holdings Inc.
10.13*	Class D Common Stock Subscription Agreement, dated as of August 5, 2020, by and between Rocket Companies, Inc. and Daniel Gilbert
10.14*	Purchase Agreement, dated as of August 10, 2020, by and between Rock Holdings Inc., as Seller, and Rocket Companies, Inc., as Purchaser
10.15#*	Revolving Credit Agreement, dated as of August 10, 2020, by and among Quicken Loans, LLC as Borrower, the Lenders Party Thereto and JPMorgan Chase Bank, N.A., as Administrative Agent
10.16#*	Master Repurchase Agreement, dated as of September 25, 2020, by and between Barclays Bank PLC, as Buyer, and Quicken Loans, LLC, as Seller
10.17+	Form of Executive Employment Agreement (incorporated herein by reference to Exhibit 10.4 on the Company's Amendment No. 2 to Form S-1 (Registration No. 333-239726) filed on July 28, 2020
10.18+	Form of Consulting Agreement (incorporated herein by reference to Exhibit 10.34 on the Company's Amendment No. 2 to Form S-1 (Registration No. 333-239726) filed on July 28, 2020
31.1*	Certification of CEO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)
31.2*	Certification of CFO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)
32.1*	Certification by the CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification by the CFO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

+	Management contract or compensatory plan or arrangement.
*	Filed herewith.
#	Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The Company agrees to furnish supplementally an unredacted copy of the exhibit to the Securities and Exchange Commission upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rocket Companies, Inc.

November 12, 2020	/s/ Julie Booth
___________________	________________________________
Date	Julie Booth
Chief Financial Officer and Treasurer
(Principal Financial Officer)