Form 10-K
period 2020-12-31
Rocket Companies, Inc.
filed 2021-03-24
CIK 1805284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant’s voting and non-voting common equity were not publicly traded, and accordingly had no market value as of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 17, 2021, 115,374,508 shares of the registrant's Class A common stock, $0.00001 par value, and 1,869,079,483 shares of the registrant's Class D common stock, $0.00001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for use in connection with its 2021 Annual Meeting of Stockholders, which is to be filed no later than 120 days after December 31, 2020, are incorporated by reference into Part III of this Annual Report on Form 10-K.

RISK FACTORS SUMMARY

Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows and prospects. Risks that we deem material are described under “Risk Factors” in Item 1A of this report. These risks include, but are not limited to, the following:

•The COVID-19 pandemic has resulted in additional risks that could materially adversely affect our ability to originate mortgages, our servicing operations, our liquidity and our team members.

•The success and growth of our business will depend upon our ability to adapt to and implement technological changes.

•Cyberattacks and other data and security breaches could result in serious harm to our reputation and adversely affect our business

•Our products use software, hardware and services that may be difficult to replace or cause errors or failures of our products that could adversely affect our business.

•We are, and intend to continue, developing new products and services, and our failure to accurately predict their demand or growth could have an adverse effect on our business.

•We are required to make servicing advances that can be subject to delays in recovery or may not be recoverable in certain circumstances.

•We may be required to repurchase or substitute mortgage loans or MSRs that we have sold, or indemnify purchasers of our mortgage loans or MSRs.

•Fraud could result in significant financial losses and harm to our reputation.

•Our subsidiary, Amrock, utilizes third party vendors for issuing a significant amount of title insurance policies which could adversely impact the frequency and severity of title claims.

•Our subsidiary, Rocket Loans, is a rapidly growing company that faces increased risks, uncertainties, expenses and difficulties due to its relatively limited operating history and its reliance on third party relationships and sources.

•Our Rocket Homes business model subjects us to challenges not faced by traditional brokerages.

•Negative public opinion could damage our reputation and adversely affect our earnings.

•Our risk management efforts may not be effective.

•We face intense competition that could adversely affect us.

•Our business is significantly impacted by interest rates. Changes in prevailing interest rates or U.S. monetary policies that affect interest rates may have a detrimental effect on our business.

•A disruption in the secondary home loan market, including the MBS market, could have a detrimental effect on our business.

•Regulation of title insurance rates could adversely affect our subsidiary, Amrock.

•If we cannot maintain our corporate culture, we could lose the innovation, collaboration and focus on the mission that contribute to our business.

•Our certificate of incorporation contains a provision renouncing our interest and expectancy in certain corporate opportunities.

•We are a “controlled company” within the meaning of the Exchange rules and, as a result, qualify for and intend to rely on exemptions from certain corporate governance requirements.

•The dual class structure of our common stock may adversely affect the trading market for our Class A common stock.

Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business, financial condition, results of operations and cash flows.

Part I

Item 1. Business

Overview

We are a Detroit‑based holding company consisting of tech-driven real estate, mortgage and eCommerce businesses. Our mission is to simplify the most complicated and stressful transactions in life with technology. We are committed to providing an industry-leading client experience powered by our platform. We believe our widely recognized “Rocket” brand is synonymous with providing simple, fast, and trusted digital solutions for complex transactions.

Dan Gilbert, our founder and Chairman, purposefully created a strong cultural foundation of core principles, or “ISMs”, as a cultural operating system to guide decision‑making by all our team members. At the heart of the ISMs is a simple, yet powerful, concept: “Love our team members. Love our clients.” Our team members put the ISMs into action every day. The result is an empowered and passionate team aligned in a common mission. This has led FORTUNE magazine to name us to their list of “100 Best Companies to Work For” for 17 consecutive years.

Since our inception in 1985, we have consistently demonstrated our ability to launch new consumer experiences, scale and automate operations, and extend our proprietary technologies to partners. Our flagship business, Rocket Mortgage, is the industry leader, having provided more than $1 trillion in home loans since inception. We have now expanded into complementary industries, such as real estate services, personal lending, and auto sales. With each of these businesses in gigantic and fragmented markets, we seek to reinvent and streamline the client experience leveraging the Rocket platform.

Rocket Platform

Rocket Companies is a series of connected businesses centered on delivering innovative solutions to our clients through our technology experience and scale.

•Rocket Mortgage. The nation’s largest mortgage lender, providing what we believe is the simplest and most convenient way to get a mortgage. Our digital solution utilizes automated data retrieval and advanced underwriting technology to deliver fast, tailored solutions to the palm of a client’s hand. Our clients leverage the Rocket Mortgage app to apply for mortgages, interact with our team members, upload documents, e-sign documents, receive statements, and complete monthly payments.

•Amrock. Our leading provider of title insurance services, property valuation and settlement services, leveraging proprietary technology that integrates seamlessly into the Rocket platform and processes. This provides a digital, seamless experience for our clients with speed and efficiency from their first interaction with Rocket Mortgage through closing.

•Rocket Homes. Our home search platform and real estate agent referral network, Rocket Homes provides technology-enabled services to support the home buying and selling experience.

•Rocket Auto. Our automotive retail marketplace, providing centralized and virtual car sales support to national car rental and online car purchasing platforms with substantial inventories.

•Rocket Loans. Our asset‑light, online‑based personal loans business that focuses on high quality, prime borrowers, by leveraging a user-friendly platform and dedication to client-experience.

•Core Digital Media. Top digital social and display advertiser in the mortgage, insurance and education sectors. Core Digital Media enables growth for our broader platform by offering marketing insights and lead generation technology.

•Nexsys. Our fintech company providing a suite of essential tech solutions for mortgage origination and closing processes through digitization and automation.

•Lendesk. Our Canadian technology services company offering a suite of products to digitize and simplify the Canadian mortgage experience, including a point of sale system for mortgage professionals and a loan origination system for private lenders.

•Edison Financial. Our Windsor, Canada based digital mortgage startup to serve the needs of consumers across Canada in partnership with the country's leading broker channel lenders.

Segments

Our business is organized into two segments which promote client acquisition into our platform, Direct to Consumer and Partner Network. Direct to Consumer consists of performance marketing and direct engagement through our Rocket Mortgage App, and Partner Network is our growing segment of partnerships with premier consumer-focused organizations, brokers and mortgage professionals who leverage our platform and scale to provide mortgage solutions to their clients.

Direct to Consumer

In the Direct-to-Consumer segment, clients have the ability to interact with the Rocket Mortgage app and/or with our Rocket Cloud Force, consisting of sales team members across our platform. We market to potential clients in this segment through various performance marketing channels. The Direct-to-Consumer segment derives revenue from originating, closing, selling and servicing predominantly agency-conforming loans, which are pooled and sold to the secondary market. This also includes providing title insurance services, appraisals and settlement services to these clients as part of the Company’s end-to-end mortgage origination experience. Servicing activities are fully allocated to the Direct-to-Consumer segment as they are viewed as an extension of the client experience with the primary objective being to establish and maintain positive, regular touchpoints with our clients, which positions the Company to have high retention and to recapture the clients’ next refinance or purchase mortgage transaction. These activities position the Company to be the natural choice for clients’ next refinance, purchase, personal loan, and auto transactions.

Partner Network

The Rocket Professional platform supports our Partner Network, where we leverage our superior client service and widely recognized brand to grow marketing and influencer relationships, and our mortgage broker partnerships through Rocket Pro Third Party Originations ("TPO"). Our marketing partnerships consist of well-known consumer-focused companies that find value in our award-winning client experience and want to offer their clients mortgage solutions with our trusted, widely recognized brand. These organizations connect their clients directly to us through marketing channels and a referral process. Our influencer partnerships are typically with companies that employ licensed mortgage professionals that find value in our client experience, technology and efficient mortgage process, where mortgages may not be their primary offering. We also enable clients to start the mortgage process through the Rocket platform in the way that works best for them, including through a local mortgage broker. Rocket Pro TPO works exclusively with mortgage brokers, community banks and credit unions. Rocket Pro TPO’s partners provide the face-to-face service their clients desire, while tapping into the expertise, technology and award-winning process of Rocket Mortgage.

With our ability to seamlessly connect with partner organizations, we provide end‑to‑end mortgage fulfillment services to our partners. Revenues in the Partner Network segment are generated primarily from the gain on sale of loans, which includes loan origination fees, revenues from sales of loans into the secondary market, as well as the fair value of originated MSRs and hedging gains and losses. Additionally, there are no performance marketing costs associated with this segment.

Technology

Our technology platform allows us to scale profitably and support life’s most complex transactions for our customers. We drive continuous innovations to our fully-integrated digital products and infrastructure, providing a seamless and efficient experience for our team members, clients and partners. We have found that the most powerful approach to improving the client experience is to identify the pain points in the process and create scalable technology driven solutions for each one. The result is an unmatched client experience that has earned us recognition as #1 for Mortgage Origination by J.D. Power for the past 11 years - every year we have been eligible for the award.

Our leadership and approximately 3,100 technology and product strategy team members focus on technology along three axes. First, we leverage advanced algorithms and decision trees along with intuitive front‑end design to provide an exceptional client interface and service. Second, we use technology and analytics to automate as many steps of our operations as possible to increase our team members’ productivity, minimize process lags and errors, and ultimately drive significant improvement in client outcomes on a massive scale. Third, we develop our technology with a view to offer it to external partners in a seamless manner, enabling further growth of our platform.

At the core of our platform is an advanced engine that enables the data-intensive modeling, modification and management of complex loan processes and business rules. We have turned the complicated and regulatory‑heavy process into a series of client‑friendly questions and requests. We closely monitor the performance of any new initiatives with tangible data and metrics, including days to close, team member efficiency and client satisfaction. We have strategically developed our technology in modules to facilitate agile enhancements. This enables us to effectively scale during market expansion, efficiently onboard partners, and grow into new client segments and channels, with less time and investment than our competitors. This process partitioning has allowed us to identify many areas that could be automated. These automated processes produce true objectivity and greatly reduce human error. Our system has been designed to integrate across business functions, continuously monitoring in‑progress transactions and leveraging our proprietary, data‑driven, decision engine to recommend the most efficient task for each team member.

Marketing

We believe our national Rocket brand establishes a competitive advantage that is difficult to replicate. In our industry, we are the only company of scale with significant digital‑first brand recognition, with marketing investment of over $6 billion since our inception. Our in‑house marketing agency has a long history of creating bold and visible events and campaigns that receive national recognition and acclaim. For example, our 2021 Super Bowl ads, featuring Tracy Morgan, Liza Koshy, Joey Bosa and Dave Bautista, were ranked #1 and #2 by USA Today's Ad Meter. We also reach potential clients through highly targeted marketing strategies. Our scale and data analytics provide distinct advantages in the efficiency of our marketing initiatives. We utilize data gathered from inquiries, applications and ongoing client relationships to optimize digital performance marketing to reach the right clients with the right solutions.

A combination of the efficiencies from our proprietary technologies, our specialized marketing teams, and the growth in our servicing portfolio and our partner network have led to an increase in conversion of client leads to closed loans. This increase in conversion has allowed us to continue to grow our mortgage origination volume without increasing the number of client leads at the same rate.

Servicing

We are also an award‑winning mortgage servicer, with a net client retention rate of over 90% of our total servicing clients on an annual basis. We believe these levels are far superior to others in the mortgage industry and rival subscription-based model across industries. Servicing the loans that we originate provides us with an opportunity to build long‑term relationships and continually deliver a seamless experience to our clients. We employ our same client‑centric culture and technology cultivated through our origination business towards the servicing of loans. This differentiated servicing experience focuses on client service with positive, regular touchpoints and a better understanding of our clients’ future needs. The result is recognition of Rocket Mortgage as the #1 for Mortgage Servicing by J.D. Power for the past seven years - every year we have been eligible for the award.

As servicer, we are responsible for the processing of our clients’ monthly mortgage payments, managing escrow accounts and reporting loan and pool information to investors. We are in direct contact with our servicing clients on a recurring monthly basis. We utilize these touchpoints and financial data to identify opportunities to provide additional solutions to continue to help our clients meet their financial goals. This helps us generate leads for the other products and services within our platform whereby we can directly market to our clients. We receive an ongoing fee revenue for servicing these loans.

We utilize the same Rocket Mortgage technology to deliver a digital, seamless client experience in servicing, specifically designed around the needs and expectations of our clients. Through Rocket Mortgage, clients can view their loan information and activity, obtain insight into their home value and equity, and obtain personalized videos that simplify complex topics such as escrow changes utilizing the clients’ actual loan information and figures. Clients can also make payments via the Rocket Mortgage app. We have over 700 team members focused on servicing including approximately 300 client experience team members who are available six days a week, Monday through Saturday, to answer clients’ questions live via phone and chat services.

Competition

We compete against a variety of companies offering financial solutions, including large financial institutions, independent mortgage banks, and fintech companies. Competition across our businesses supporting complex personal transactions such as mortgages is intense and can take many forms, including the variety of loan programs and services being made available, interest rates and fees charged for loans, convenience in obtaining loans, client service levels, loan terms and amounts, and marketing and distribution channels. We rely on constant innovation and an established digital-first brand to compete effectively, as well as our high velocity, capital light and cash generating business model. We originate mortgage loans that are sold either to government backed entities or to investors in the secondary mortgage market, requiring minimal capital with most sales occurring within three weeks of origination. Since our counterparties are primarily the GSEs as well as other diversified sets of investors, we do not need to hold significant capital to grow our origination business.

Technology will continue to create significant differentiation in the competitive landscape for complex personal transactions for consumers. We believe there will be ongoing opportunities for scalable platforms that combine a superior client experience with faster speed to close to increase their market share. In today’s on-demand society, consumers expect a technology-based user experience and process in all their financial interactions. This provides a significant opportunity for those companies that can improve user experiences while also delivering transparency and certainty.

Strong Economic Performance

Mortgage Origination Fees and Profitability

Our mortgage origination business primarily generates revenue and cash flow from the gain on sale of loans, net. The gain on sale of loans, net includes all components related to the origination and sale of mortgage loans, including:

•net gain on sale of loans, which represents the premium received in excess of the loan principal amount and certain fees charged by investors upon sale of loans into the secondary market;

•loan origination fees (credits), points and certain costs;

•provision for or benefit from investor reserves;

•the change in fair value of IRLCs and loans held for sale;

•the gain or loss on forward commitments hedging loans held for sale and IRLCs; and

•the fair value of originated MSRs.

Interest income, net is a small component of our revenues because we take very little credit risk as we hold loans on our balance sheet for a very short period of time before selling them in the capital markets. Interest income, net is the difference between interest received from our clients on the loans we originate before we sell them in the secondary market and the interest we pay on our loan funding facilities.

Unlike some consumer‑driven technology industries with loss‑leading products, we price to be profitable on the first transaction. Any subsequent product or service that we sell to a client, including a mortgage refinancing in the future, are designed to produce a higher marginal profit. Gain on sale revenues can vary across products and channels based on the specifics of that channel.

Our Direct to Consumer segment provides us with higher gain on sale margins, leveraging our investment in brand marketing and client acquisition. Our Partner Network segment produces lower gain on sale margins compared to Direct to Consumer, but with a much lower client acquisition cost and minimal incremental overhead costs. For this reason, we achieve significant operating leverage from our Partner Network and see this segment as a key part of our growth engine.

A mortgage which is originated from our servicing portfolio has lower client acquisition costs compared to a mortgage originated in the Direct to Consumer segment. As a result, we see our servicing portfolio and related recapture originations as a key strategy for continued growth and profitability.

Mortgage Servicing Fees

We also generate significant income from servicing our clients’ loans. For every mortgage that we service, we receive a contractual set of recurring cash flows for the life of the loan, primarily those which are part of a securitization by the GSEs or Ginnie Mae. Additionally, we earn ancillary revenue such as late fees and modification incentives on the loans we service. Subservicing revenue is primarily based on contractual per loan fees.

Because cash flows depend on the balances of outstanding mortgages, the value of our MSR fee income fluctuates based on the size of our servicing portfolio and other model inputs. Additionally, if a client repays a mortgage, our servicing portfolio decreases, which reduces our servicing fee income. However, we believe our two principal sources of revenue, mortgage loan originations and mortgage loan servicing, contribute to a stable business profile by creating a natural hedge against changes in the interest rate environment. As interest rates rise and the likelihood of refinancing decreases, MSRs generally increase in value which helps to offset any decline in origination volumes. As interest rates decline and the likelihood of refinancing increases, origination volumes tend to increase which helps to offset the decline in MSR value caused by the higher probability of loan prepayment. In addition, our sizeable origination platform helps us to grow our servicing portfolio by retaining the MSRs on new loan volume and thus replenish our MSRs during periods of high prepayments.

Title, Services and Other Fee Income

Other income includes revenues from services provided to clients or partners across our platform. Amrock generates title revenue as a leading provider of title insurance services, property valuations and settlement services. This business complements our mortgage origination platform with digital appraisal and closing services integrated throughout our Rocket Mortgage technology and processes. Through Rocket Homes, we earn fees from real estate agent referrals, while at the same time matching Rocket Mortgage clients with highly rated agents and improving the certainty of closing. Leveraging our platform and Rocket Cloud Force, Rocket Auto generates auto sale business revenue while simplifying the process of purchasing a car. This business earns fee revenue based on the volume of car sales as well as the sale of additional ancillary products and services such as auto financing. Rocket Auto facilitated more than $750 million in Gross Merchandise Value of automotive e-commerce transactions during 2020. Rocket Loans allows clients to apply for a loan online and receive same day funding through a proprietary technology stack. Rocket Loans generates fees in a similar fashion to our mortgage business, receiving an origination fee, an investor fee from the end buyer, and an ongoing servicing fee for the work the company performs. The sales capabilities in our Rock Connections business, fueled by our investment in technology that allows us to more effectively connect with clients, has driven increased third party sales and support revenues. Our ability to facilitate product sales through Rock Connections has supported our consistent growth in the mortgage business. Core Digital Media receives fees from the generation and sale of client leads in the mortgage and other industries in additional to promoting growth for our broader ecosystem by offering unique insight into the lead generation market.

Lower Acquisition and Operating Costs

Our platform and technology create a significant financial advantage for client acquisition. A combination of the efficiencies from our proprietary technologies, our specialized marketing teams, and the growth in our servicing portfolio and our partner network have led to an increase in conversion of client leads to closed loans. This increase in conversion has allowed us to continue to grow our mortgage origination volume without increasing the number of client leads at the same rate. This minimizes our client acquisition costs and generates efficiencies by improving conversion a higher number of our leads into applications.

Once a loan has moved into application status, our automated operations deliver an advantage in both cost of processing and quality. We have fewer manual touchpoints which reduce the cost to process the loan. As our loans are processed more quickly, we improve our conversion and minimize the impact of rate changes and competition. This provides us higher certainty to close which allows us to better estimate and minimize upfront costs.

Operating Leverage

Our automation and efficiency have created results in significant operating leverage. We can scale quickly and efficiently which allows us to grow both volume and per unit profitability when the market expands. Our operating margin and leverage also helps us control profitability when market volumes are lower. We have automated much of the processing of a loan and therefore have lower fixed and marginal costs on a per unit basis. For example, in 2018 when many mortgage companies were producing net losses, we were able to remain profitable.

Government Regulations

We operate in a heavily regulated industry that is highly focused on consumer protection. This extensive regulatory framework we are subject to includes U.S. federal, state and local laws and Canadian regulations and rules. Governmental authorities and various U.S. federal, state and Canadian agencies have broad oversight and supervisory authority over our business. Because we are not a depository institution, we must comply with state licensing requirements to conduct our business. Similar licensing laws apply to us in Canada. We incur significant ongoing costs to comply with licensing requirements under the Secure and Fair Enforcement for Mortgage Licensing Act of 2008 (“the SAFE Act”) and the Dodd‑Frank Act, among others. To conduct our residential mortgage operations in the United States, we are licensed in all 50 states and the District of Columbia. As required by state law, we have additional licenses in 47 states and the District of Columbia to enable us to act as a loan servicer, mortgage broker, real estate brokerage, conduct lead generation activities, and operate our personal loan platform that facilitates loans. The licensing process includes the submission of an application to the state agency, a character and fitness review of key individuals and an administrative review of our business operations. We are also supervised by regulatory agencies under U.S. state and Canadian law. In addition, the GSEs and the FHFA, Ginnie Mae, FTC, HUD, various investors, non‑agency securitization trustees and others are subject us to periodic reviews and audits. This broad and extensive supervisory and enforcement oversight will continue to occur in the future. As a highly regulated business, the regulatory and legal requirements we face can change and may even become more restrictive. In turn, this could make our compliance responsibilities more complex. We are also subject to judicial and administrative decisions that impose requirements and restrictions on our business. Numerous U.S. federal regulatory consumer protection laws impact our business.

We are also subject to a variety of regulatory and contractual obligations imposed by credit owners, insurers and guarantors of the loans we originate or facilitate and/or service. This includes, but is not limited to, Fannie Mae, Freddie Mac, Ginnie Mae, FHFA and the FHA. The CFPB, established under the Dodd-Frank Act, directly and significantly influences the regulation of residential mortgage loan originations and servicing. The CFPB has rulemaking authority with respect to many of the federal consumer protection laws applicable to mortgage lenders and servicers, including TILA, RESPA and the Fair Debt Collection Practices Act. The CFPB has been active and continues to amend rules and regulations within its purview. We continue to work diligently to assess and understand the implications of the regulatory environment in which we operate and the regulatory changes that we are facing. We devote substantial resources to regulatory compliance, including operational and system costs, while at the same time striving to meet the needs and expectations of our clients.

Intellectual Property

We use a combination of proprietary and third‑party intellectual property, all of which we believe maintain and enhance our competitive position and protect our products. Such intellectual property includes owned or licensed patents, patent applications, trademarks, and trademark applications.

Rocket Mortgage has an exclusive, royalty‑bearing, perpetual trademark license agreement with Intuit that allows Rocket Mortgage to use the “Quicken Loans” name and trademark in the United States. This agreement requires annual royalty payments based upon the income from the sale of loans generated under the Quicken Loans brand through the QuickenLoans.com website or Quicken Loans’ web or call centers. Total licensing fees were $7.5 million for each of the twelve months ended December 31, 2018, 2019, and 2020, which is the maximum annual amount payable under the agreement. The license agreement is terminable by Intuit in various circumstances, including if Rocket Mortgage commits a material breach of the agreement (e.g., for failure to materially use the “Quicken Loans” name and trademark), undergoes certain changes of control, or in certain circumstances where wrongdoing or alleged wrongdoing by Rocket Mortgage or any controlling person could have a material adverse effect on Intuit. We have entered into an agreement with Intuit that, among other things, gives Rocket Mortgage full ownership of the “Quicken Loans” brand in 2022 in exchange for certain agreements, subject to the satisfaction of certain conditions.

We enter into confidentiality, intellectual property invention assignment and/or non‑competition and non‑solicitation agreements or restrictions with our employees, independent contractors and business partners, and we strictly control access to and distribution of our intellectual property.

Cyclicality and Seasonality

The demand for financial transactions is affected by consumer demand for home loans and the market for buying, selling, financing and/or refinancing residential real estate, which in turn, is affected by the national economy, regional trends, property valuations, interest rates, and socio‑economic trends and by state and federal regulations and programs which may encourage/accelerate or discourage/slow‑down certain real estate trends.

Human Capital

Rocket Companies invests for the long term and places tremendous value in supporting our team members, clients and hometowns. Dan Gilbert, our founder and Chairman, purposefully created a strong cultural foundation of core principles, or “ISMs”, as a cultural operating system to guide decision making by all of our team members. These ISMs are our DNA, compass and foundation. At the heart of the ISMs is a simple, yet powerful, concept: “Love our team members. Love our clients.” Our team members put the ISMs into action every day. The result is an empowered and passionate team aligned in a common mission. As of December 31, 2020, we had approximately 24,000 team members all of whom are based in the United States and Canada.

As part of our ‘ALL IN’ talent management strategy, we provide tools and resources to our team members that enable them to reach their full potential, build their own career paths, enhance their well-being and support their financial goals. Our team members have access to training and mentorship opportunities, specialized leadership programs and a variety of educational programs through ROCK Academy. The Company supports team member growth and mobility within the organization through the Company’s THRIVE program. The THRIVE team works closely with team members to help them find an open role that aligns with their passion, skill set and career growth. In the twelve months ended December 31, 2020, approximately 2,000 team members transferred to new roles within the organization. To understand and improve team member retention and engagement, the Company surveys team members with the assistance of third-party consultants. In 2020, approximately 86% of our team members completed the engagement survey. Based on these results, approximately 95% of our team members stated that they are proud to work for the Company.

During 2020 we particularly increased our attention to the safety and well-being of our team members and their families during the COVID-19 pandemic, as over 98% of our team members have been working remotely since March 2020. With team member safety in mind, the Company swiftly established virtual recruiting, hiring, onboarding and orientation programs and established safety protocols across all our offices. We provide a variety of resources focused on supporting our team member’s physical, mental and emotional health to help improve their quality of life. For example, every month, our TotalYou Wellness team provides web-based presentations that cover topics including exercise, finances, family life and nutrition. Based on engagement survey results, over 90% of our team members felt supported by the Company during a time of change, a direct reflection of the Company’s team member focused response to the COVID-19 pandemic.

We also actively provide and promote opportunities for our team members to share their voice and engage with our community. Based on engagement survey results, approximately 95% of our team members support the various ways the Company contributes to the community. We are committed to fostering a diverse and inclusive workplace and we proactively recruit for and hire diverse talent across a broad range of candidates to achieve the highest performing teams. Our Diversity, Equity and Inclusion team is committed to fostering an inclusive environment built on open doors, open minds and an open culture rooted in trust. As a reflection of our commitment to prioritize our team members, our flagship company, Rocket Mortgage, has been named to Fortune magazine’s list of “100 Best Companies to Work For” for 17 consecutive years.

Item 1A. Risk Factors

In addition to risks and uncertainties in the ordinary course of business that are common to all businesses, important factors that are specific to our industry and the Company could have a material and adverse impact on our business, financial condition, results of operations and cash flows. You should carefully consider the risks described below and in our subsequent periodic filings with the SEC. The following risk factors should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes in this Annual Report.

Risks Related to the COVID-19 Pandemic

The COVID-19 pandemic has resulted in additional risks that could materially adversely affect our ability to originate mortgages, our servicing operations, our liquidity and our team members.

The COVID-19 pandemic has had, and continues to have, a significant impact on the national economy and the communities in which we operate. There is significant uncertainty regarding the extent to which and how long the COVID-19 pandemic and related government directives, actions and economic relief efforts will affect the core aspects of our business, including the origination of mortgages, our servicing operations, our liquidity and our team members. Such effects, if they continue for a prolonged period, may have a material adverse effect on our business and results of operation. These additional risks may be exacerbated by a resurgence of the COVID-19 pandemic, which may be accelerated by mutations of the virus and the availability, acceptance and effectiveness of vaccines and other medical treatments.

The COVID-19 pandemic has impacted and continues to impact our origination of mortgages. In response to the pandemic, many state and local governments issued shelter-in-place orders. While the origination of a mortgage is permitted under most shelter-in-place orders as an essential service, the restrictions have slowed our business operations that depend on third parties such as appraisers, closing agents and others for loan-related services and/or verifications. Additionally, the impact on home sales and future growth is uncertain. If the COVID-19 pandemic leads to a prolonged economic downturn with sustained high unemployment rates, we anticipate that real estate transactions will decrease. Any such slowdown may materially decrease the number and volume of mortgages we originate.

The COVID-19 pandemic is also affecting our servicing operations. As part of the federal response to the COVID-19 pandemic, the CARES Act allows borrowers to request a mortgage forbearance. Nevertheless, servicers of mortgage loans are contractually bound to advance monthly payments to investors, insurers and taxing authorities regardless of whether the borrower actually makes those payments. We expect that such payments may continue to increase throughout the duration of the pandemic. While Fannie Mae and Freddie Mac issued guidance limiting the number of payments a servicer must advance in the case of a forbearance, we expect that a borrower who has experienced a loss of employment or a reduction of income may not repay the forborne payments at the end of the forbearance period. Additionally, we are prohibited from collecting certain servicing-related fees, such as late fees, and we do not have the ability to initiate foreclosure proceedings on unengaged delinquent clients for the foreseeable future. We have so far successfully utilized prepayments and mortgage payoffs from other clients to fund principal and interest advances relating to forborne loans. However, there is no assurance that we will be successful in doing so in the coming months and we will ultimately have to replace such funds with our cash, including borrowings under our debt agreements, to make the payments required under our servicing operation.

Our liquidity may be affected by the COVID-19 pandemic. We fund substantially all of the mortgage loans we close through borrowings under our loan funding facilities. Given the broad impact of the COVID-19 pandemic on the financial markets, our future ability to borrow money to fund our current and future loan production is unknown. Our mortgage origination liquidity could also be affected as our lenders reassess their exposure to the mortgage origination industry and either curtail access to uncommitted mortgage warehouse financing capacity or impose higher costs to access such capacity. Our liquidity may be further constrained as there may be less demand by investors to acquire our mortgage loans in the secondary market. Even if such demand exists, we face a substantially higher repurchase risk as a result of the COVID-19 pandemic stemming from our clients inability to repay the underlying loans. Additionally, our liquidity may be affected from the changes that investors have made in their guidelines as a result of the COVID-19 pandemic.

We also expect that the COVID-19 pandemic may affect the productivity of our team members. As a result of the pandemic, in March, 2020, we transitioned to a remote working environment for over 98% of our team members. While our team members have transitioned well to working from home, over time such remote operations may decrease the cohesiveness of our teams and our ability to maintain our culture, both of which are integral to our success. Additionally, a remote working environment may impede our ability to undertake new business projects, to foster a creative environment, to hire new team members and to retain existing team members.

The executive, legislative and regulatory reaction to the COVID-19 pandemic, including the passage of the CARES Act, poses new and quickly evolving compliance obligations on our business, and we may experience unfavorable changes in or failure to comply with existing or future regulations and laws adopted in response to COVID-19.

Due to the unprecedented effect of the COVID-19 pandemic on major sectors of the U.S. economy, numerous states and the federal government adopted measures requiring mortgage servicers to work with consumers negatively impacted by the pandemic. The CARES Act imposes several new compliance obligations on our mortgage servicing activities, including, but not limited to mandatory forbearance offerings, altered credit reporting obligations, and moratoriums on foreclosure actions and late fee assessments. Many states have taken and continue to take similar measures to provide mortgage payment and other relief to consumers, which create additional complexity around our mortgage servicing compliance activities.

With the urgency to help consumers, the expedient passage of the CARES Act increases the likelihood of unintended consequences from the legislation. An example of such unintended consequences is the liquidity pressure placed on mortgage servicers given our contractual obligation to continue to advance payments to investors on loans in forbearance where consumers are not making their typical monthly mortgage payments. Moreover, certain provisions of the CARES Act are subject to interpretation given the existing ambiguities in the legislation, which creates class action and other litigation risk.

Although much of the executive, legislative and regulatory actions stemming from COVID-19 are servicing-centric, regulators are adjusting compliance obligations impacting our mortgage origination activities. Many states have adopted temporary measures allowing for otherwise prohibited remote mortgage loan origination activities. While these temporary measures allow us to continue to do business remotely, they impose notice, procedural and other compliance obligations on our origination activity.

Federal, state and local executive legislative and regulatory responses to the COVID-19 pandemic continue to evolve, not consistent in scope or application, and subject to change without advance notice. Such efforts may impose additional compliance obligations, which may negatively impact our mortgage origination and servicing business. Any additional legal or regulatory responses to the COVID-19 pandemic may unfavorably restrict our business operations, alter our established business practices and otherwise raise our compliance costs.

Risks Relating to Technology and Cybersecurity

The success and growth of our business will depend upon our ability to adapt to and implement technological changes.

We rely on our proprietary technology to make our platform available to clients, evaluate loan applicants and service loans. In addition, we may increasingly rely on technological innovation as we introduce new products, expand our current products into new markets and continue to streamline various loan-related and lending processes. If we are unable to successfully innovate and continue to deliver a superior client experience, the demand for our products and services may decrease and our growth and operations may be harmed.

The origination process is increasingly dependent on technology, and our business relies on our continued ability to process loan applications over the internet, accept electronic signatures, provide instant process status updates and other client- and loan applicant-expected conveniences. Maintaining and improving this technology will require significant capital expenditures.

Our dedication to incorporating technological advancements into our loan origination and servicing platforms requires significant financial and personnel resources. To the extent we are dependent on any particular technology or technological solution, we may be harmed if such technology or technological solution becomes non-compliant with existing industry standards, fails to meet or exceed the capabilities of our competitors’ equivalent technologies or technological solutions, becomes increasingly expensive to service, retain and update, becomes subject to third-party claims of intellectual property infringement, misappropriation or other violation, or malfunctions or functions in a way we did not anticipate that results in loan defects potentially requiring repurchase.

To operate our websites and apps, and provide our loan products and services, we use software packages from a variety of third parties, which are customized and integrated with code that we have developed ourselves. If we are unable to integrate this software in a fully functional manner, we may experience increased costs and difficulties that could delay or prevent the successful development, introduction or marketing of new products and services.

There is no assurance that we will be able to successfully adopt new technology as critical systems and applications become obsolete and better ones become available. Additionally, if we fail to develop our websites and other technologies to respond to technological developments and changing client and loan applicant needs in a cost-effective manner, or fail to acquire, integrate or interface with third-party technologies effectively, we may experience disruptions in our operations, lose market share or incur substantial costs.

Technology disruptions or failures, including a failure in our operational or security systems or infrastructure, or those of third parties with whom we do business, could disrupt our business, cause legal or reputational harm and adversely impact our results of operations and financial condition.

We are dependent on the secure, efficient, and uninterrupted operation of our technology infrastructure, including computer systems, related software applications and data centers, as well as those of certain third parties and affiliates. Our websites and computer/telecommunication networks must accommodate a high volume of traffic and deliver frequently updated information, the accuracy and timeliness of which are critical to our business. We have experienced or may in the future experience service disruptions and failures caused by system or software failure, fire, power loss, telecommunications failures, team member misconduct, human error, computer hackers, computer viruses and disabling devices, malicious or destructive code, denial of service or information, as well as natural disasters, health pandemics and other similar events, and our disaster recovery planning may not be sufficient for all situations. This is especially applicable in the current response to the COVID-19 pandemic and the shift we have experienced in having most of our team members work from their homes for the time being, as our team members access our secure networks through their home networks. The implementation of technology changes and upgrades to maintain current and integrate new technology systems may also cause service interruptions. Any such disruption could interrupt or delay our ability to provide services to our clients and loan applicants, and could also impair the ability of third parties to provide critical services to us.

Additionally, the technology and other controls and processes we have created to help us identify misrepresented information in our loan origination operations were designed to obtain reasonable, not absolute, assurance that such information is identified and addressed appropriately. Accordingly, such controls may not have detected, and may fail in the future to detect, all misrepresented information in our loan origination operations. If our operations are disrupted or otherwise negatively affected by a technology disruption or failure, this could result in material adverse impacts on our business. We do not carry business interruption insurance sufficient to compensate us for all losses that may result from interruptions in our service as a result of systems disruptions, failures and similar events.

We are reliant on internet search engines and app market places to connect with consumers, and limitations on our ability to obtain new clients through those channels could adversely affect our business.

We rely on our ability to attract online consumers to our websites and web centers and convert them into loan applicants and clients in a cost-effective manner. We depend, in part, on search engines and other online sources for our website traffic. We are included in search results as a result of both paid search listings, where we purchase specific search terms that will result in the inclusion of our listing, and unpaid or algorithmic searches, which depend upon the searchable content on our sites. We devote significant time and resources to digital marketing initiatives, such as search engine optimization, to improve our search result rankings and increase visits to our sites. These marketing efforts may prove unsuccessful due to a variety of factors, including increased costs to use online advertising platforms, ineffective campaigns and increased competition, as well as certain factors not within our control, such as a change to the search engine ranking algorithm.

Our internet marketing efforts depend on data signals from user activity on websites and services that we do not control, and changes to the regulatory environment (including the California Consumer Privacy Act), third-party mobile operating systems and browsers have impacted, and will continue to impact, the availability of such signals, which may adversely affect our digital marketing efforts. In particular, mobile operating system and browser providers, such as Apple and Google, have announced product changes as well as future plans to limit the ability of application developers to use these signals to target and measure advertising on their platforms. These developments have previously limited and are expected to limit our ability to target our marketing efforts, and any additional loss of such signals in the future will adversely affect our targeting capabilities and our marketing efforts.

We also rely on app marketplaces like Apple’s App Store and Google Play to connect users with our apps. These marketplaces may change in a way that negatively affects the prominence of or ease with which users can access our apps. If one or more of the search engines, app marketplaces or other online sources were to change in a way that adversely impacted our ability to connect with consumers, our business could suffer.

Cyberattacks and other data and security breaches could result in serious harm to our reputation and adversely affect our business.

We are dependent on information technology networks and systems, including the internet, to securely collect, process, transmit and store electronic information. In the ordinary course of our business, we receive, process, retain and transmit proprietary information and sensitive or confidential data, including the public and non-public personal information of our team members, clients and loan applicants. Despite devoting significant time and resources to ensure the integrity of our information technology systems, we have not always been able to, and may not be able to in the future, anticipate or implement effective preventive measures against all security breaches or unauthorized access of our information technology systems or the information technology systems of third-party vendors that receive, process, retain and transmit electronic information on our behalf.

Security breaches, acts of vandalism, natural disasters, fire, power loss, telecommunication failures, team member misconduct, human error and developments in computer intrusion capabilities could result in a compromise or breach of the technology that we or our third-party vendors use to collect, process, retain, transmit and protect the personal information and transaction data of our team members, clients and loan applicants. Similar events outside of our control can also affect the demands we and our vendors may make to respond to any security breaches or similar disruptive events. Our data security management program includes identity, trust, vulnerability and threat management business processes as well as the adoption of standard data protection policies. We measure our data security effectiveness through industry-accepted methods and remediate significant findings. The technology and other controls and processes designed to secure our team member, client and loan applicant information and to prevent, detect and remedy any unauthorized access to that information were designed to obtain reasonable, but not absolute, assurance that such information is secure and that any unauthorized access is identified and addressed appropriately. Such controls have not always detected, and may in the future fail to prevent or detect, unauthorized access to our team member, client and loan applicant information.

The techniques used to obtain unauthorized, improper or illegal access to our systems and those of our third-party vendors, our data, our team members’, clients’ and loan applicants’ data or to disable, degrade or sabotage service are constantly evolving, and have become increasingly complex and sophisticated. Furthermore, such techniques change frequently and are often not recognized or detected until after they have been launched, and, therefore, we may be unable to anticipate these techniques and may not become aware in a timely manner of such a security breach, which could exacerbate any damage we experience. Security attacks can originate from a wide variety of sources, including third parties such as computer hackers, persons involved with organized crime or associated with external service providers, or foreign state or foreign state-supported actors. Those parties may also attempt to fraudulently induce team members, clients and loan applicants or other users of our systems to disclose sensitive information in order to gain access to our data or that of our team members, clients and loan applicants.

Cybersecurity risks for lenders have significantly increased in recent years. We, our clients and loan applicants, regulators and other third parties have been subject to, and are likely to continue to be the target of, cyberattacks. These cyberattacks could include computer viruses, malicious or destructive code, phishing attacks, denial of service or information, improper access by team members or third-party vendors or other security breaches that have resulted or could in the future result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of confidential, proprietary and other information of ours, our team members, our clients and loan applicants or of third parties, or otherwise materially disrupt our or our clients’ and loan applicants’ or other third parties’ network access or business operations.

Additionally, cyberattacks on local and state government databases and offices, including the rising trend of ransomware attacks, expose us to the risk of losing access to critical data and the ability to provide services to our clients. These attacks can cause havoc and have at times led title insurance underwriters to prohibit us from issuing policies, and to suspend closings, on properties located in the affected counties or states.

Any penetration of our or our third-party vendors’ information technology systems, network security, mobile devices or other misappropriation or misuse of personal information of our team members, clients or loan applicants, including wire fraud, phishing attacks and business e-mail compromise, could cause interruptions in the operations of our businesses, financial loss to our clients or loan applicants, damage to our computers or operating systems and to those of our clients, loan applicants and counterparties, and subject us to increased costs, litigation, disputes, damages, and other liabilities. In addition, the foregoing events could result in violations of applicable privacy and other laws. If this information is inappropriately accessed and used by a third party or a team member for illegal purposes, such as identity theft, we may be responsible to the affected individuals for any losses they may have incurred as a result of misappropriation. In such an instance, we may also be subject to regulatory action, investigation or liable to a governmental authority for fines or penalties associated with a lapse in the integrity and security of our team members’, clients’ and loan applicants’ information. We may be required to expend significant capital and other resources to protect against and remedy any potential or existing security breaches and their consequences. In addition, our remediation efforts may not be successful and we may not have adequate insurance to cover these losses.

Security breaches could also significantly damage our reputation with existing and prospective clients and third parties with whom we do business. Any publicized security problems affecting our businesses and/or those of such third parties may negatively impact the market perception of our products and discourage clients from doing business with us.

We may not be able to make technological improvements as quickly as demanded by our clients, which could harm our ability to attract clients and adversely affect our results of operations, financial condition and liquidity.

The financial services industry is undergoing rapid technological changes, with frequent introductions of new technology-driven products and services. We may not be able to effectively implement new technology-driven products and services as quickly as competitors or be successful in marketing these products and services to our clients. Failure to successfully keep pace with technological change affecting the financial services industry could harm our ability to attract clients and adversely affect our results of operations, financial condition and liquidity.

Our products use software, hardware and services that may be difficult to replace or cause errors or failures of our products that could adversely affect our business.

In addition to our proprietary software, we license third-party software, utilize third-party hardware and depend on services from various third parties for use in our products. Any loss of the right to use any of the software or services could result in decreased functionality of our products until equivalent technology is either developed by us or, if available from another provider, is identified, obtained and integrated, which could adversely affect our business. In addition, any errors or defects in or failures of the software or services we rely on, whether maintained by us or by third parties, could result in errors or defects in our products or cause our products to fail, which could adversely affect our business and be costly to correct. Many of our third-party providers attempt to impose limitations on their liability for such errors, defects or failures, and if enforceable, we may have additional liability to our clients or to other third parties that could harm our reputation and increase our operating costs.

Some aspects of our platform include open source software, and any failure to comply with the terms of one or more of these open source licenses could adversely affect our business.

Aspects of our platform incorporate software covered by open source licenses. The terms of various open source licenses have not been interpreted by U.S. courts, and there is a risk that such licenses could be construed in a manner that limits our use of the software, inhibits certain aspects of the platform or otherwise adversely affects our business operations. We may also face claims from others claiming ownership of, or seeking to enforce the terms of, an open source license, including by demanding release of the open source software, derivative works or our proprietary source code that was developed using such software. These claims could also result in litigation, require us to purchase a costly license or require us to devote additional research and development resources to change our software, any of which could adversely affect our business.

Some open source licenses subject licensees to certain conditions, including requiring licensees to make available source code for modifications or derivative works created based upon the type of open source software used for no or reduced cost, or to license the products that use open source software under terms that allow reverse engineering, reverse assembly or disassembly. If portions of our proprietary software are determined to be subject to an open source license, or if the license terms for the open source software that we incorporate change, we could be required to publicly release the affected portions of our source code, re-engineer all or a portion of our platform or otherwise change our business activities, each of which could reduce or eliminate the value of our platform and products and services. In addition to risks related to license requirements, the use of open source software can lead to greater risks than the use of third-party commercial software because open source licensors generally make their open source software available “as-is” and do not provide indemnities, warranties or controls on the origin of the software.

Risks Related to Our Business and Operations

We are, and intend to continue, developing new products and services, and our failure to accurately predict their demand or growth could have an adverse effect on our business.

We are, and intend in the future to continue, investing significant resources in developing new tools, features, services, products and other offerings. Risks from our innovative initiatives include those associated with potential defects in the design and development of the technologies used to automate processes, misapplication of technologies, the reliance on data that may prove inadequate, and failure to meet client expectations, among others. As a result of these risks, we could experience increased claims, reputational damage or other adverse effects, which could be material. Additionally, we can provide no assurance that we will be able to develop, commercially market and achieve acceptance of our new products and services. In addition, our investment of resources to develop new products and services may either be insufficient or result in expenses that are excessive in light of revenue actually originated from these new products and services.

The profile of potential clients using our new products and services may not be as attractive as the profile of the clients that we currently serve, which may lead to higher levels of delinquencies or defaults than we have historically experienced. Failure to accurately predict demand or growth with respect to our new products and services could have an adverse impact on our business, and there is always risk that these new products and services will be unprofitable, will increase our costs or will decrease our operating margins or take longer than anticipated to achieve target margins. Further, our development efforts with respect to these initiatives could distract management from current operations and could divert capital and other resources from our existing business. If we do not realize the expected benefits of our investments, our business may be harmed.

We may not be able to continue to grow our loan origination business or effectively manage significant increases in our loan production volume, both of which could negatively affect our reputation and business, financial condition and results of operations.

Our mortgage loan origination business consists of providing purchase money loans to homebuyers and refinancing existing loans. The origination of purchase money mortgage loans is greatly influenced by traditional business clients in the home-buying process such as realtors and builders. As a result, our ability to secure relationships with such traditional business clients will influence our ability to grow our loan origination business. Historically, our originations have skewed more heavily towards refinancing than the overall origination market, and accordingly if interest rates rise and the market shifts to purchase originations, our market share could be adversely affected if we are unable to increase our share of purchase originations. Our loan origination business also operates through third-party mortgage professionals who are not contractually obligated to do business with us. Further, our competitors also have relationships with these brokers and actively compete with us in our efforts to expand our broker networks. We may not be successful in maintaining our existing relationships or expanding our broker networks. Our production and consumer direct lending operations are subject to overall market factors that can impact our ability to grow our loan production volume. For example, increased competition from new and existing market participants, reductions in the overall level of refinancing activity or slow growth in the level of new home purchase activity can impact our ability to continue to grow our loan production volumes, and we may be forced to accept lower margins in our respective businesses in order to continue to compete and keep our volume of activity consistent with past or projected levels. If we are unable to continue to grow our loan origination business, this could adversely affect our business.

On the other hand, we may experience significant growth in our mortgage loan volume and MSRs. But if we do not effectively manage our growth, the quality of our services could suffer, which could negatively affect our brand and operating results.

We are required to make servicing advances that can be subject to delays in recovery or may not be recoverable in certain circumstances.

During any period in which one of our clients is not making payments on a loan we service, including in certain circumstances where a client prepays a loan, we are required under most of our servicing agreements to advance our own funds to meet contractual principal and interest remittance requirements, pay property taxes and insurance premiums, legal expenses and other protective advances. If home values rise we may be required to advance greater amounts of property taxes and insurance premiums. We also advance funds to maintain, repair and market real estate properties. In certain situations our contractual obligations may require us to make certain advances for which we may not be reimbursed. In addition, in the event a loan serviced by us becomes delinquent, or to the extent a mortgagee under such loan is allowed to enter into a forbearance by applicable law, regulation, or investor/insurer guidelines the repayment to us of any advance related to such events may be delayed until the loan is repaid or refinanced or liquidation occurs. A delay in our ability to collect an advance may adversely affect our liquidity, and our inability to be reimbursed for an advance could be detrimental to our business. Defaults might increase as the loans in our servicing portfolio get older, which may increase our costs of servicing and could be detrimental to our business. The COVID-19 pandemic and the temporary period of forbearance offered for clients unable to pay on certain mortgage loans pursuant to the CARES Act may also increase the number of loans on which we must make such advances. With specific regard to the COVID-19 pandemic, federal regulatory or GSE-specific relief on servicing advance obligations provided to mortgage loan servicers has so far been limited to GSE-eligible mortgage loans, leaving out any non-GSE mortgage loan products such as jumbo mortgage loans. Federal or state statutes, regulations or guidance may broaden the scope of relief to non-GSE loans or mandate automatic forbearances. Approximately 3.9% of our serviced loans are in forbearance as of December 31, 2020.

With delinquent VA guaranteed loans, the VA guarantee may not make us whole on losses or advances we may have made on the loan. If the VA determines the amount of the guarantee payment will be less than the cost of acquiring the property, it may elect to pay the VA guarantee and leave the property securing the loan with us (a “VA no-bid”). If we cannot sell the property for a sufficient amount to cover amounts outstanding on the loan we will suffer a loss which may, on an aggregate basis and if the percentage of VA no-bids increases, have a detrimental impact on our business and financial condition.

In addition, for certain loans sold to Ginnie Mae, we, as the servicer, have the unilateral right to repurchase any individual loan in a Ginnie Mae securitization pool if that loan meets defined criteria, including being delinquent greater than 90 days. Once we have the unilateral right to repurchase the delinquent loan, we have effectively regained control over the loan and we must recognize the loan on our balance sheet and recognize a corresponding financial liability. Any significant increase in required servicing advances or delinquent loan repurchases, could have a significant adverse impact on our cash flows, even if they are reimbursable, and could also have a detrimental effect on our business and financial condition.

Our counterparties may terminate our servicing rights and subservicing contracts under which we conduct servicing activities.

The majority of the mortgage loans we service are serviced on behalf of Fannie Mae, Freddie Mac and Ginnie Mae. These entities establish the base service fee to compensate us for servicing loans as well as the assessment of fines and penalties that may be imposed upon us for failing to meet servicing standards.

As is standard in the industry, under the terms of our master servicing agreements with the GSEs, the GSEs have the right to terminate us as servicer of the loans we service on their behalf at any time and also have the right to cause us to sell the MSRs to a third party. In addition, failure to comply with servicing standards could result in termination of our agreements with the GSEs with little or no notice and without any compensation. If any of Fannie Mae, Freddie Mac or Ginnie Mae were to terminate us as a servicer, or increase our costs related to such servicing by way of additional fees, fines or penalties, such changes could have a material adverse effect on the revenue we derive from servicing activity, as well as the value of the related MSRs. These agreements, and other servicing agreements under which we service mortgage loans for non-GSE loan purchasers, also require that we service in accordance with GSE servicing guidelines and contain financial covenants. Under our subservicing contracts, the primary servicers for which we conduct subservicing activities have the right to terminate our subservicing rights with or without cause, with little notice and little to no compensation. If we were to have our servicing or subservicing rights terminated on a material portion of our servicing portfolio, this could adversely affect our business.

A failure to maintain the ratings assigned to us by a rating agency could have an adverse effect on our business, financial condition and results of operations.

Our mortgage origination and servicing platforms, as well as several securitization transactions that are composed of our mortgage loan products, are routinely rated by national rating agencies for various purposes. These ratings are subject to change without notice. Any downgrade of our ratings could be detrimental to our business.

Our origination and servicing businesses and operating results may be adversely impacted due to a decline in market share for our origination business, a decline in repeat clients and an inability to recapture loans from borrowers who refinance.

If our loan origination business loses market share, if loan originations otherwise decrease or if the loans in our servicing portfolio are repaid or refinanced at a faster pace than expected, we may not be able to maintain or grow the size of our servicing portfolio, as our servicing portfolio is subject to “run-off” (i.e., mortgage loans serviced by us may be repaid at maturity, prepaid prior to maturity, refinanced with a mortgage not serviced by us, liquidated through foreclosure, deed-in-lieu of foreclosure or other liquidation process, or repaid through standard amortization of principal). As a result, our ability to maintain the size of our servicing portfolio depends on our ability to originate loans with respect to which we retain the servicing rights.

Additionally, in order for us to maintain or improve our operating results, it is important that we continue to extend loans to returning clients who have successfully repaid their previous loans at a pace substantially consistent with the market. Our repeat loan rates may decline or fluctuate as a result of our expansion into new products and markets or because our clients are able to obtain alternative sources of funding based on their credit history with us, and new clients we acquire in the future may not be as loyal as our current client base. Furthermore, clients who refinance have no obligation to refinance their loans with us and may choose to refinance with a different originator. If borrowers refinance with a different originator, this decreases the profitability of our MSRs because the original loan will be repaid, and we will not have an opportunity to earn further servicing fees after the original loan is repaid. If we are not successful in recapturing our existing loans that are refinanced, our MSRs may become increasingly subject to run‑off, and in order to maintain our servicing portfolios at consistent levels we may need to purchase additional MSRs on the open market to add to our servicing portfolio, which would increase our costs and risks and decrease the profitability of our servicing business.

We depend on our ability to sell loans in the secondary market to a limited number of investors and to the GSEs, and to securitize our loans into MBS through the GSEs and Ginnie Mae. If our ability to sell or securitize mortgage loans is impaired, we may not be able to originate mortgage loans.

Substantially all of our loan originations are sold into the secondary market. We securitize loans into MBSs through Fannie Mae, Freddie Mac and Ginnie Mae. Loans originated outside of Fannie Mae, Freddie Mac, and the guidelines of the FHA (as defined below), USDA, or VA (for loans securitized with Ginnie Mae) are sold to private investors and mortgage conduits, including our loan securitization company, Woodward Capital Management LLC, which primarily securitizes such non-GSE loan products. For further discussion, see “Risk Factors - Our business is highly dependent on Fannie Mae and Freddie Mac and certain U.S. government agencies, and any changes in these entities or their current roles could be detrimental to our business.”

The gain recognized from sales in the secondary market represents a significant portion of our revenues and net earnings. A decrease in the prices paid to us upon sale of our loans could be detrimental to our business, as we are dependent on the cash generated from such sales to fund our future loan closings and repay borrowings under our loan funding facilities. If it is not possible or economical for us to complete the sale or securitization of certain of our loans held for sale, we may lack liquidity to continue to fund such loans and our revenues and margins on new loan originations could be materially and negatively impacted.

Further, there may be delays in our ability to sell future mortgage loans which we originate, or there may be a market shift that causes buyers of our non-GSE products—including jumbo mortgage loans and home equity lines of credit—to reduce their demand for such products. These market shifts can be caused by factors outside of our control, including, but not limited to market shifts in response to the COVID-19 pandemic that affect investor appetite for such non-GSE products. Delays in the sale of mortgage loans also increases our exposure to market risks, which could adversely affect our profitability on sales of loans. Any such delays or failure to sell loans could be materially adverse to our business.

We may be required to repurchase or substitute mortgage loans or MSRs that we have sold, or indemnify purchasers of our mortgage loans or MSRs.

We make representations and warranties to purchasers when we sell them a mortgage loan or a MSR, including in connection with our MBS securitizations. If a mortgage loan or MSR does not comply with the representations and warranties that we made with respect to it at the time of its sale, we could be required to repurchase the loan, replace it with a substitute loan and/or indemnify secondary market purchasers for losses. If this occurs, we may have to bear any associated losses directly, as repurchased loans typically can only be resold at a steep discount to their repurchase price, if at all. We also may be subject to claims by purchasers for repayment of a portion of the premium we received from such purchaser on the sale of certain loans or MSRs if such loans or MSRs are repaid in their entirety within a specified time period after the sale of the loan. As of December 31, 2020, we had accrued $87.2 million in connection with our reserve for repurchase and indemnification obligations. Actual repurchase and indemnification obligations could materially exceed the reserves we have recorded in our financial statements. Any significant repurchases, substitutions, indemnifications or premium recapture could be detrimental to our business.

Additionally, we may not be able to recover amounts from some third parties from whom we may seek indemnification or against whom we may assert a loan repurchase demand in connection with a breach of a representation or warranty due to financial difficulties or otherwise. As a result, we are exposed to counterparty risk in the event of non‑performance by counterparties to our various contracts, including, without limitation, as a result of the rejection of an agreement or transaction in bankruptcy proceedings, which could result in substantial losses for which we may not have insurance coverage.

If the credit decisioning and scoring models we use contain errors or are otherwise ineffective, our reputation and relationships with borrowers and investors could be harmed and our market share could decline.

We use credit decisioning and scoring models that assign each loan a grade and a corresponding interest rate. Our credit decisioning and scoring models are based on algorithms that evaluate a number of factors, including behavioral data, transactional data and employment information, which may not effectively predict future loan losses. If we are unable to effectively segment borrowers into relative risk profiles, we may be unable to offer attractive interest rates for borrowers and returns for investors in the loans. We refine these algorithms based on new data and changing macro and economic conditions. If any of these credit decisioning and scoring models contain programming or other errors, are ineffective or the data provided by borrowers or third parties is incorrect or stale, or if we are unable to obtain the data from borrowers or third parties, our loan pricing and approval process could be negatively affected, resulting in mispriced or misclassified loans or incorrect approvals or denials of loans.

Certain of our loans involve a high degree of business and financial risk, which can result in substantial losses that could adversely affect our financial condition.

A client’s ability to repay their loan may be adversely impacted by numerous factors, including a change in the borrower’s employment or other negative local or more general economic conditions. Deterioration in a client’s financial condition and prospects may be accompanied by deterioration in the value of the collateral for the loan.

Additionally, many of our clients are self-employed. Self-employed clients may be more likely to default on their loans than salaried or commissioned clients and generally have less predictable income. In addition, many self-employed clients are small business owners who may be personally liable for their business debt. Consequently, a higher number of self-employed clients may result in increased defaults on the loans we originate or service.

Some of the loans we originate or acquire have been, and in the future could be, made to clients who do not live in the mortgaged property. These loans secured by rental or investment properties tend to default more than loans secured by properties regularly occupied or used by the client. In a default, clients not occupying the mortgaged property may be more likely to abandon the property, increasing our financial exposure.

These higher-risk loans are more expensive to service because they require more frequent interaction with clients and greater monitoring and oversight. Additionally, these higher-risk loans may be subject to increased scrutiny by state and federal regulators and lead to higher compliance and regulatory costs, which could result in a further increase in servicing costs. We may not be able to pass along any of the additional expenses we incur in servicing these higher-risk loans to our servicing clients. The greater cost of servicing higher-risk loans could adversely affect our business, financial condition and results of operations.

Fraud could result in significant financial losses and harm to our reputation.

We use automated underwriting engines from Fannie Mae and Freddie Mac to assist us in determining if a loan applicant is creditworthy, as well as other proprietary and third-party tools and safeguards to detect and prevent fraud. We are unable, however, to prevent every instance of fraud that may be engaged in by our clients or team members, and any seller, real estate broker, notary, settlement agent, appraiser, title agent, or third-party originator that misrepresents facts about a loan, including the information contained in the loan application, property valuation, title information and employment and income stated on the loan application. If any of this information was intentionally or negligently misrepresented and such misrepresentation was not detected prior to the acquisition or closing of the loan, the value of the loan could be significantly lower than expected, resulting in a loan being approved in circumstances where it would not have been, had we been provided with accurate data. A loan subject to a material misrepresentation is typically unsalable or subject to repurchase if it is sold before detection of the misrepresentation. In addition, the persons and entities making a misrepresentation are often difficult to locate and it is often difficult to collect from them any monetary losses we have suffered.

Additionally, we continue to develop and expand our use of internet and telecommunications technologies (including mobile devices) to offer our products and services. These new mobile technologies may be more susceptible to the fraudulent activities of computer hackers, organized criminals, perpetrators of fraud, terrorists and others. Our resources, technologies and fraud prevention tools may be insufficient to accurately detect and prevent fraud on this channel.

High profile fraudulent activity also could negatively impact our brand and reputation, which could impact our business. In addition, significant increases in fraudulent activity could lead to regulatory intervention, which could increase our costs and negatively impact our business.

Our subsidiary, Amrock, utilizes third party vendors for issuing a significant amount of title insurance policies which could adversely impact the frequency and severity of title claims.

In its position as a licensed title agent, Amrock performs the search and examination function or may purchase a search product from another third-party vendor. In either case, Amrock is responsible for ensuring that the search and examination are completed. Amrock’s relationship with each title insurance underwriter is governed by an agency agreement defining how it issues a title insurance policy on the underwriter’s behalf. The agency agreement also sets forth Amrock’s liability to the underwriter for policy losses attributable to Amrock’s errors. Periodic audits by Amrock’s underwriters are also conducted. Despite Amrock’s efforts to monitor third-party vendors with which it transacts business, there is no guarantee that they will comply with their contractual obligations. Furthermore, Amrock cannot be certain that, due to changes in the regulatory environment and litigation trends, it will not be held liable for errors and omissions by these vendors. Accordingly, Amrock’s use of third-party vendors could adversely impact the frequency and severity of title claims.

Our subsidiary, Rocket Loans, is a rapidly growing company that faces increased risks, uncertainties, expenses and difficulties due to its relatively limited operating history and its reliance on third party relationships and sources.

Our Rocket Loans business has a limited operating history at its current scale, and has encountered and will continue to encounter risks, uncertainties, expenses and difficulties, including navigating the complex and evolving regulatory and competitive environments, increasing its number of clients and increasing its volume of loans. If we are not able to timely and effectively address these requirements, our business may be harmed. Additionally, Rocket Loans is reliant on a third-party relationship with Cross River Bank, a New Jersey state-chartered bank that handles a variety of consumer and commercial financing programs to originate all of its loans and to comply with various federal, state and other laws and third-party relationships with certain investors that have committed to purchase loans upon origination pursuant to agreements that contain certain conditions and terminate within one to three years. If Rocket Loans is unable to maintain its relationship with Cross River Bank, or if Cross River Bank were to suspend or cease its operations, we would need to implement a substantially similar arrangement with another issuing bank, obtain additional state licenses or curtail Rocket Loans’ operations. Our agreements with Cross River Bank are non-exclusive and do not prohibit Cross River Bank from working with our competitors or from offering competing services. We could in the future have disagreements or disputes with Cross River Bank, which could negatively impact or threaten our relationship. Additionally, Rocket Loans relies on third-party sources, including credit bureaus, for credit, identification, employment and other relevant information in order to review and select qualified borrowers and sufficient investors. If this information becomes unavailable, becomes more expensive to access or is incorrect, our business may be harmed. Additionally, Rocket Loans has licensed its technology and plans to license its technology in the future. Such licensing arrangements, by their nature, increase risks to the company of a partner claiming Rocket Loans breached its licensing agreement or the technology otherwise did not meet the client’s expectations. If this happened, Rocket Loans could also face negative press.

Our personal loans are not secured, guaranteed or insured and involve a high degree of financial risk.

Personal loans made through our Rocket Loans platform are not secured by any collateral, not guaranteed or insured by any third party and not backed by any governmental authority in any way. We are therefore limited in our ability to collect on these loans if a client is unwilling or unable to repay them. A client’s ability to repay their loans can be negatively impacted by increases in their payment obligations to other lenders under mortgage, credit card and other loans resulting from increases in base lending rates or structured increases in payment obligations. If a client defaults on a loan, we may be unsuccessful in our efforts to collect the amount of the loan. As such, our partner bank Cross River Bank could decide to originate fewer loans on our platform and there could be less demand in the secondary market for loans originated through the RocketLoans.com site.

Additionally, these short-term loans also pose significant risks. Sometimes, borrowers use the proceeds of a long-term mortgage loan or the sale of a property to repay a short-term loan. We may therefore depend on a client’s ability to obtain permanent financing or sell a property to repay our short-term loans, which could depend on market conditions and other factors. In a period of rising interest rates, it may be more difficult for our clients to obtain long-term financing, which increases the risk of non-payment of our short-term loans. Short-term loans are also subject to risks of defaults, bankruptcies, fraud, losses and special hazard losses that are not covered by standard hazard insurance.

An increase in defaults precipitated by the risks and uncertainties associated with the above operations and activities could have a detrimental effect on our business.

Our Rocket Homes business model subjects us to challenges not faced by traditional brokerages.

One of our subsidiaries, Rocket Homes, competes with traditional brokerages while also facing expanded risks not faced by traditional brokerages. Rocket Homes’ core business is the referral of homebuyers, who have been prequalified for a mortgage by Quicken Loans, to a network of third-party partner real estate agents that assist those homebuyers in the purchase of their new home. In addition, a new component of our Rocket Homes business is listing and selling homes directly for a fee that is typically less than what a traditional brokerage would charge. In both our core referral business and in our efforts to list and sell homes from our centralized location, Rocket Homes and our agents are required to be licensed and comply with the requirements governing the licensing and conduct of real estate brokerage and brokerage-related businesses in the markets where we operate. Rocket Homes also operates a website for searching property listings and connecting with our partner agents. The listing data is provided via license from approximately 200 Multiple Listing Service (“MLS”), and we must also comply with the contractual obligations and restrictions from each MLS in order to access and use its listings data. Because of this multifaceted business model, we face additional challenges that include: improper actions by our partner agents beyond our control that subject us to reputational, business or legal harms; failure to comply with the requirements governing the licensing and conduct of real estate brokerage and brokerage-related businesses, which could result in penalties or the suspension of operations; increases in competition in the residential brokerage industry that reduce profitability; continuing low home inventory levels that reduce demand; or a restriction or termination of our access to and use of listings data.

Our subsidiary, Core Digital Media, may experience a rise in costs related to its digital media operations and may be unable to profitably generate client leads, negatively affecting our business.

Our subsidiary, Core Digital Media, is an online marketing and client lead acquisition platform that conducts its marketing efforts exclusively through the use of digital media. If Core Digital Media experiences an increase in its costs related to digital media marketing or online advertising, it may be unable to maintain its amount and quality of leads for mortgage origination. Furthermore, in the face of higher costs per lead, Core Digital Media may be unable to effectively manage its pricing strategy and revenue opportunities, and could experience a decline in profitability that may adversely affect our business.

Our Rocket Auto business faces an evolving business model, competition, and a complex regulatory landscape that could hinder the growth of our business.

Our Rocket Auto business is developing an online, motor vehicle marketplace that helps both customers and dealers buy and sell vehicles on the internet. It has a limited operating history, and faces challenges, including an evolving business model, competition from the existing consumer automotive websites, and a complex and evolving regulatory environment. These risks could challenge our business model, or otherwise harm our business.

Acquisitions and strategic alliances could distract management and expose us to financial, execution and operational risks that could have a detrimental effect on our business.

We may acquire or make investments in complementary or what we view as strategic businesses, technologies, services or products. The risks associated with acquisitions include, without limitation, difficulty assimilating and integrating the acquired company’s personnel, operations, technology, services, products and software, the inability to retain key team members, the disruption of our ongoing business and increases in our expenses, and the diversion of management’s attention from core business concerns. Through acquisitions, we may enter into business lines in which we have not previously operated, which would require additional integration and be even more distracting for management. The businesses and assets we acquire through acquisitions might not perform at levels we expect and we may not be able to achieve the anticipated synergies. We may find that we overpaid for the acquired business or assets or that the economic conditions underlying our acquisition decision have changed. It may also take time to fully integrate newly acquired businesses and assets into our business, during which time our business could suffer from inefficiency.

Furthermore, we may incur additional indebtedness to pay for acquisitions, thereby increasing our leverage and diminishing our liquidity.

Expansion into Canadian operations, and our limited experience with international markets outside of the United States, could subject us to risks and expenses that could adversely impact our business.

We have evaluated, and continue to evaluate, potential expansion outside of the United States. In 2018, we invested in Lendesk, and in 2020, we invested in Edison Financial, both Canadian mortgage businesses.

As we expand into Canada, our operations are subject to a variety of risks, including fluctuations in currency exchange rates, unexpected changes in legal and regulatory requirements, political, economic and civil instability and uncertainty (including acts of terrorism, civil unrest, drug-cartel-related and other forms of violence and outbreaks of war), investment restrictions or requirements, potentially adverse tax consequences, and difficulty in complying with foreign laws and regulations, as well as U.S. laws and regulations that govern foreign activities, such as the U.S. Foreign Corrupt Practices Act. Economic uncertainty in Canada could negatively impact our operations in those areas. Also, as we pursue expansion efforts in Canada, it may be necessary or desirable to contract with third parties, and we may not be able to enter into such agreements on commercially acceptable terms or at all. Further, such arrangements, including investing in Lendesk and Edison Financial, may not perform to our expectations, and we may be exposed to various risks as a result of the activities of our partners.

In addition, prior to investing in Lendesk and Edison Financial, we had very limited experience undertaking international operations outside of the United States. The structuring, expansion and administration of Lendesk and Edison Financial may require significant management attention and financial and operational resources that may result in increased operational, administrative, legal, compliance and other costs and may divert management’s attention and employee resources from other priorities. Lendesk and Edison Financial may not generate their currently expected profitability, if any, and we may experience adverse effects on our business.

Any occurrences of the risks associated with our Canadian operations and related expansion could adversely affect our business, reputation and ability to further expand internationally.

Challenges to the MERS® System could materially and adversely affect our business, results of operations and financial condition.

MERSCORP, Inc. is a privately held company that maintains an electronic registry, referred to as the MERS® System, which tracks servicing rights and ownership of home loans in the United States. Mortgage Electronic Registration Systems, Inc. (“MERS”), a wholly owned subsidiary of MERSCORP, Inc., can serve as a nominee for the owner of a home loan and in that role initiate foreclosures or become the mortgagee of record for the loan in local land records. We have used in the past and may continue to use MERS as a nominee. The MERS® System is widely used by participants in the mortgage finance industry.

Several legal challenges in the courts and by governmental authorities have been made disputing MERS’s legal standing to initiate foreclosures or act as nominee for lenders in mortgages and deeds of trust recorded in local land records. These challenges have focused public attention on MERS and on how home loans are recorded in local land records. Although most legal decisions have accepted MERS as mortgagee, these challenges could result in delays and additional costs in commencing, prosecuting and completing foreclosure proceedings, conducting foreclosure sales of mortgaged properties and submitting proofs of claim in client bankruptcy cases.

Negative public opinion could damage our reputation and adversely affect our earnings.

Reputational risk is inherent in our business. Negative public opinion can result from our actual or alleged conduct in any number of activities, including loan origination, loan servicing, debt collection practices, corporate governance and other activities, such as the lawsuits against us. Negative public opinion can also result from actions taken by government regulators and community organizations in response to our activities, from consumer complaints, including in the CFPB complaints database, and from media coverage, whether accurate or not.

In recent years, consumer advocacy groups and some media reports have advocated governmental action to prohibit or place severe restrictions on non‑bank consumer loans. If the negative characterization of independent mortgage loan originators becomes increasingly accepted by consumers, demand for any or all of our consumer loan products could significantly decrease. Additionally, if the negative characterization of independent mortgage loan originators is accepted by legislators and regulators, we could become subject to more restrictive laws and regulations applicable to consumer loan products.

In addition, our ability to attract and retain clients is highly dependent upon the external perceptions of our level of service, trustworthiness, business practices, financial condition and other subjective qualities. Negative perceptions or publicity regarding these matters—even if related to seemingly isolated incidents, or even if related to practices not specific to the origination or servicing of loans, such as debt collection—could erode trust and confidence and damage our reputation among existing and potential clients. In turn, this could decrease the demand for our products, increase regulatory scrutiny and detrimentally affect our business.

Terrorist attacks and other acts of violence or war may affect the lending industry generally and our business, financial condition and results of operations.

The terrorist attacks on September 11, 2001 disrupted the U.S. financial markets, including the real estate capital markets, and negatively impacted the U.S. economy in general. Any future terrorist attacks, the anticipation of any such attacks, the consequences of any military or other response by the United States and its allies, and other armed conflicts could cause consumer confidence and spending to decrease or result in increased volatility in the United States and worldwide financial markets and economy. The economic impact of these events could also adversely affect the credit quality of some of our loans and investments and the properties underlying our interests.

If such events lead to a prolonged economic slowdown, recession or declining real estate values, they could impair the performance of our investments and harm our financial condition and results of operations, increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. In addition, the activation of additional U.S. military reservists or members of the National Guard may significantly increase the proportion of mortgage loans whose interest rates are reduced by application of the Servicemembers Civil Relief Act (the “Relief Act”) or similar state or local laws. As a result, any such attacks may adversely impact our performance. Losses resulting from these types of events may not be fully insurable.

Our business is subject to the risks of earthquakes, fires, floods and other natural catastrophic events and to interruption by man‑made issues such as strikes.

Our systems and operations are vulnerable to damage or interruption from earthquakes, fires, floods, power losses, telecommunications failures, strikes, health pandemics and similar events. For example, a significant natural disaster in Detroit, such as an earthquake, fire or flood, could have a material adverse impact on our business, operating results and financial condition, and our insurance coverage may be insufficient to compensate us for losses that may occur. Disease outbreaks have occurred in the past (including severe acute respiratory syndrome, or SARS, avian flu, H1N1/09 flu and COVID‑19) and any prolonged occurrence of infectious disease or other adverse public health developments could have a material adverse effect on the macro economy and/or our business operations. In addition, strikes and other geopolitical unrest could cause disruptions in our business and lead to interruptions, delays or loss of critical data. These types of catastrophic events could also affect our loan servicing costs, increase our recoverable and our non‑recoverable servicing advances, increase servicing defaults and negatively affect the value of our MSRs. We may not have sufficient protection or recovery plans in certain circumstances, such as natural disasters affecting the Detroit, Phoenix, Cleveland or Charlotte areas, and our business interruption insurance may be insufficient to compensate us for losses that may occur.

Our risk management efforts may not be effective.

We could incur substantial losses and our business operations could be disrupted if we are unable to effectively identify, manage, monitor, and mitigate financial risks, such as credit risk, interest rate risk, prepayment risk, liquidity risk, and other market-related risks, as well as operational and legal risks related to our business, assets, and liabilities. We also are subject to various laws, regulations and rules that are not industry specific, including employment laws related to team member hiring and termination practices, health and safety laws, environmental laws and other federal, state and local laws, regulations and rules in the jurisdictions in which we operate. Our risk management policies, procedures, and techniques may not be sufficient to identify all of the risks to which we are exposed, mitigate the risks we have identified, or identify additional risks to which we may become subject in the future. Expansion of our business activities may also result in our being exposed to risks to which we have not previously been exposed or may increase our exposure to certain types of risks, and we may not effectively identify, manage, monitor, and mitigate these risks as our business activities change or increase.

We face intense competition that could adversely affect us.

Competition in the mortgage and other consumer lending space is intense. In addition, the mortgage and other consumer lending business has experienced substantial consolidation. Some of our competitors may have more name recognition and greater financial and other resources than we have (including access to capital). Other of our competitors, such as correspondent lenders who originate mortgage loans using their own funds, may have more operational flexibility in approving loans. Additionally, we operate at a competitive disadvantage to U.S. federal banks and thrifts and their subsidiaries because they enjoy federal preemption and, as a result, conduct their business under relatively uniform U.S. federal rules and standards and are generally not subject to the laws of the states in which they do business (including state “predatory lending” laws). Unlike our federally chartered competitors, we are generally subject to all state and local laws applicable to lenders in each jurisdiction in which we originate and service loans. To compete effectively, we must have a very high level of operational, technological and managerial expertise, as well as access to capital at a competitive cost.

Competition in our industry can take many forms, including the variety of loan programs being made available, interest rates and fees charged for a loan, convenience in obtaining a loan, client service levels, the amount and term of a loan, and marketing and distribution channels. Fluctuations in interest rates and general economic conditions may also affect our competitive position. During periods of rising rates, competitors that have locked in low borrowing costs may have a competitive advantage. Furthermore, a cyclical decline in the industry’s overall level of originations, or decreased demand for loans due to a higher interest rate environment, may lead to increased competition for the remaining loans. Any increase in these competitive pressures could be detrimental to our business.

Risks Relating to the Financial and Macroeconomic Environment

Our Rocket Mortgage business relies on our loan funding facilities to fund mortgage loans and otherwise operate our business. If one or more of such facilities are terminated, we may be unable to find replacement financing at commercially favorable terms, or at all, which could be detrimental to our business.

We fund substantially all of the mortgage loans we close through borrowings under our loan funding facilities and funds generated by our operations. Our borrowings are in turn generally repaid with the proceeds we receive from mortgage loan sales. We are currently, and may in the future continue to be, dependent upon lenders to provide the primary funding facilities for our loans. As of December 31, 2020, we had thirteen loan funding facilities which provide us with an aggregate maximum principal amount of $25.40 billion in loan origination availability, eleven of which allow drawings to fund loans at closing, and are with large global financial institutions. Included in those thirteen loan funding facilities are two loan funding facilities with GSEs. Additionally, we are parties to an uncommitted agency MSR backed master repurchase agreement facility and a committed line of credit collateralized by GSE MSRs, each of which provides us access to up to $200.0 million of liquidity.

As of December 31, 2020, we also had available to us $500 million of financing through a master repurchase agreement facility specialized for the early buy out of certain mortgage loans in agency mortgage pools, up to $1.0 billion available through a syndicated unsecured revolving credit facility, and up to $2.0 billion on an unsecured line of credit with Rock Holdings.

Of the eleven existing global bank loan funding facilities, seven are 364-day facilities, with an aggregate of $8.65 billion scheduled to expire over staggered maturities throughout 2021. The other four of our existing global bank loan funding facilities provide financing for up to two or three years, with maturities staggered in 2021 and 2022. Approximately $18.21 billion of our mortgage loan funding facilities are uncommitted and can be terminated by the applicable lender at any time. Moreover, three of our loan funding facilities require that we have additional borrowing capacity so that each such facility does not represent more than a specified percentage of our total borrowing capacity. If we were unable to maintain the required ratio with availability under other facilities, our funding availability under those facilities could also be terminated.

In the event that any of our loan funding facilities is terminated or is not renewed, or if the principal amount that may be drawn under our funding agreements that provide for immediate funding at closing were to significantly decrease, we may be unable to find replacement financing on commercially favorable terms, or at all, which could be detrimental to our business. Further, if we are unable to refinance or obtain additional funds for borrowing, our ability to maintain or grow our business could be limited.

Our ability to refinance existing debt and borrow additional funds is affected by a variety of factors including:

•limitations imposed on us under the indenture governing our 5.250% Senior Notes due 2028, the indenture governing our 3.625% Senior Notes due 2029 and our 3.875% Senior Notes due 2031, and other existing and future financing facilities that contain restrictive covenants and borrowing conditions that may limit our ability to raise additional debt;

•a decline in liquidity in the credit markets;

•prevailing interest rates;

•the financial strength of the lenders from whom we borrow;

•the decision of lenders from whom we borrow to reduce their exposure to mortgage loans due to a change in such lenders’ strategic plan, future lines of business or otherwise;

•the amount of eligible collateral pledged on advance facilities, which may be less than the borrowing capacity of the facility;

•the larger portion of our loan funding facilities that is uncommitted, versus committed;

•more stringent financial covenants in such refinanced facilities, which we may not be able to achieve; and

•accounting changes that impact calculations of covenants in our debt agreements.

If the refinancing or borrowing guidelines become more stringent and such changes result in increased costs to comply or decreased mortgage origination volume, such changes could be detrimental to our business.

Our loan funding facilities, our early buy-out facilities, MSR facilities and unsecured lines of credit contain covenants, including requirements to maintain a certain minimum tangible net worth, minimum liquidity, maximum total debt or liabilities to net worth ratio, pre‑tax net income requirements, litigation judgment thresholds, and other customary debt covenants. A breach of the covenants can result in an event of default under these facilities and as such allow the lenders to pursue certain remedies. In addition, each of these facilities includes cross default or cross acceleration provisions that could result in most, if not all, facilities terminating if an event of default or acceleration of maturity occurs under any facility. If we are unable to meet or maintain the necessary covenant requirements or satisfy, or obtain waivers for, the continuing covenants, we may lose the ability to borrow under all of our financing facilities, which could be detrimental to our business.

Our business is significantly impacted by interest rates. Changes in prevailing interest rates or U.S. monetary policies that affect interest rates may have a detrimental effect on our business.

Our financial performance is directly affected by changes in prevailing interest rates. Our financial performance may decrease or be subject to substantial volatility because of changes in prevailing interest rates. Due to the unprecedented events surrounding the COVID-19 pandemic along with the associated severe market dislocation, there is an increased degree of uncertainty and unpredictability concerning current interest rates, future interest rates and potential negative interest rates.

We generally note that the refinance market experiences more significant fluctuations than the purchase market as a result of interest rate changes. Long-term residential mortgage interest rates have been at or near record lows for an extended period, but they may increase in the future. As interest rates rise, refinancing generally becomes a smaller portion of the market as fewer consumers are interested in refinancing their mortgages. Higher interest rates may also reduce demand for purchase mortgages as home ownership becomes more expensive. This could adversely affect our revenues or require us to increase marketing expenditures to increase or maintain our volume of mortgages. Decreases in interest rates can also adversely affect our financial condition, the value of our MSR portfolio and the results of operations. With sustained low interest rates, as we have been experiencing, refinancing transactions decline over time, as many clients and potential clients have already taken advantage of the low interest rates.

Changes in interest rates are also a key driver of the performance of our servicing business, particularly because our portfolio is composed primarily of MSRs related to high-quality loans, the values of which are highly sensitive to changes in interest rates. Historically, the value of MSRs has increased when interest rates rise as higher interest rates lead to decreased prepayment rates, and has decreased when interest rates decline as lower interest rates lead to increased prepayment rates. As a result, decreases in interest rates could have a detrimental effect on our business.

Borrowings under our financing facilities are at variable rates of interest, which also expose us to interest rate risk. If interest rates increase, our debt service obligations on certain of our variable-rate indebtedness will also increase. In the future, we may enter into interest rate swaps which involve the exchange of floating for fixed-rate interest payments to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable-rate indebtedness, and any such swaps may not fully mitigate our interest rate risk, may prove disadvantageous, or may create additional risks.

In addition, our business is materially affected by the monetary policies of the U.S. government and its agencies. We are particularly affected by the policies of the U.S. Federal Reserve, which influence interest rates and impact the size of the loan origination market. In 2017, the U.S. Federal Reserve ended its quantitative easing program and started its balance sheet reduction plan. The U.S. Federal Reserve’s balance sheet consists of U.S. Treasuries and MBS issued by Fannie Mae, Freddie Mac and Ginnie Mae. To shrink its balance sheet prior to the COVID-19 pandemic, the U.S. Federal Reserve had slowed the pace of MBS purchases to a point at which natural run-off exceeded new purchases, resulting in a net reduction. Recently, in response to the COVID-19 pandemic, state and federal authorities have taken several actions to provide relief to those negatively affected by COVID-19, such as the CARES Act and the U.S. Federal Reserve’s support of the financial markets. In particular, the U.S. Federal Reserve announced programs to increase its purchase of certain MBS products in response to the COVID-19 pandemic’s effect on the U.S. economy, and the market for MBS in particular. The results of this policy change and future policy changes by the U.S. Federal Reserve are unknown at this time, as is its duration, but could affect the liquidity of MBS in the future.

Our loan origination and servicing revenues are highly dependent on macroeconomic and U.S. residential real estate market conditions.

Our success depends largely on the health of the U.S. residential real estate industry, which is seasonal, cyclical and affected by changes in general economic conditions beyond our control. Economic factors such as increased interest rates, slow economic growth or recessionary conditions, the pace of home price appreciation or the lack of it, changes in household debt levels, and increased unemployment or stagnant or declining wages affect our clients’ income and thus their ability and willingness to make loan payments. National or global events including, but not limited to, the COVID-19 pandemic, affect all such macroeconomic conditions. Weak or a significant deterioration in economic conditions reduce the amount of disposable income consumers have, which in turn reduces consumer spending and the willingness of qualified potential clients to take out loans. As a result, such economic factors affect loan origination volume.

Additional macroeconomic factors including, but not limited to, rising government debt levels, the withdrawal or augmentation of government interventions into the financial markets, changing U.S. consumer spending patterns, changing expectations for inflation and deflation, and weak credit markets may create low consumer confidence in the U.S. economy or the U.S. residential real estate industry. Excessive home building or high foreclosure rates resulting in an oversupply of housing in a particular area may also increase the amount of losses incurred on defaulted mortgage loans. In addition, the United States has imposed tariffs on certain imports from certain foreign countries and it is possible that the United States may impose additional or increase such tariffs in the future, having the effect of, among other things, raising prices to consumers, potentially eliciting reciprocal tariffs, and slowing the global economy.

Financial markets have experienced significant volatility as a result of the effects of the COVID-19 pandemic. Many state and local jurisdictions have enacted measures requiring closure of businesses and other economically restrictive efforts to combat the COVID-19 pandemic. Unemployment levels may remain at elevated levels or continue to rise. There may be a significant increase in the rate and number of mortgage payment delinquencies, and house sales, home prices and multifamily fundamentals may be adversely affected, leading to an overall material adverse decrease on our mortgage origination activities.

Furthermore, several state and local governments in the United States are experiencing, and may continue to experience, budgetary strain, which will be exacerbated by the impact of COVID-19. One or more states or significant local governments could default on their debt or seek relief from their debt under the U.S. bankruptcy code or by agreement with their creditors. Any or all of the circumstances described above may lead to further volatility in or disruption of the credit markets at any time and adversely affect our financial condition.

Any uncertainty or deterioration in market conditions, including changes caused by COVID-19, that leads to a decrease in loan originations will result in lower revenue on loans sold into the secondary market. Lower loan origination volumes generally place downward pressure on margins, thus compounding the effect of the deteriorating market conditions. Such events could be detrimental to our business. Moreover, any deterioration in market conditions that leads to an increase in loan delinquencies will result in lower revenue for loans we service for the GSEs and Ginnie Mae because we collect servicing fees from them only for performing loans. While increased delinquencies generate higher ancillary revenues, including late fees, these fees are likely unrecoverable when the related loan is liquidated. Additionally, it is not clear if we will be able to collect such ancillary fees for delinquencies relating to the COVID-19 pandemic as the federal and state legislation and regulations responding to the COVID-19 pandemic continue to evolve.

Increased delinquencies may also increase the cost of servicing the loans for all market participants. The decreased cash flow from lower servicing fees could decrease the estimated value of our MSRs, resulting in recognition of losses when we write down those values. In addition, an increase in delinquencies lowers the interest income we receive on cash held in collection and other accounts and increases our obligation to advance certain principal, interest, tax and insurance obligations owed by the delinquent mortgage loan borrower. An increase in delinquencies could therefore be detrimental to our business. We anticipate that the effects of the COVID-19 pandemic will have such effects on our servicing business. Additionally, origination of loans can be seasonal. Historically, our loan origination has increased activity in the second and third quarters and reduced activity in the first and fourth quarters as home buyers tend to purchase their homes during the spring and summer in order to move to a new home before the start of the school year. As a result, our loan origination revenues vary from quarter to quarter. However, this historical pattern may be disrupted for the foreseeable future as a result of the COVID-19 pandemic.

The impacts of COVID-19 detailed above may be exacerbated by a resurgence of COVID-19 or a future outbreak of another highly infectious or contagious disease. Any of the circumstances described above, alone or in combination, may lead to volatility in or disruption of the credit markets at any time and have a detrimental effect on our business.

If the value of the collateral underlying certain of our loan funding facilities decreases, we could be required to satisfy a margin call, and an unanticipated margin call could have a material adverse effect on our liquidity.

Certain of our loan funding, early buy-out facilities, and MSR-backed facilities are subject to margin calls based on the lender’s opinion of the value of the loan collateral securing such financing, and certain of our hedges related to newly originated mortgages are also subject to margin calls. A margin call would require us to repay a portion of the outstanding borrowings. A large, unanticipated margin call could have a material adverse effect on our liquidity.

A disruption in the secondary home loan market, including the MBS market, could have a detrimental effect on our business.

Demand in the secondary market and our ability to complete the sale or securitization of our home loans depends on a number of factors, many of which are beyond our control, including general economic conditions, general conditions in the banking system, the willingness of lenders to provide funding for home loans, the willingness of investors to purchase home loans and MBS, and changes in regulatory requirements. Disruptions in the general MBS market may occur, including, but not limited to in response to the COVID-19 pandemic. Any significant disruption or period of illiquidity in the general MBS market could directly affect our liquidity because no existing alternative secondary market would likely be able to accommodate on a timely basis the volume of loans that we typically sell in any given period. Accordingly, if the MBS market experiences a period of illiquidity, we might be prevented from selling the loans that we produce into the secondary market in a timely manner or at favorable prices, which could be detrimental to our business.

Changes in the GSEs, FHA, VA, and USDA guidelines or GSE and Ginnie Mae guarantees could adversely affect our business.

We are required to follow specific guidelines and eligibility standards that impact the way we service and originate GSE and U.S. government agency loans, including guidelines and standards with respect to:

•credit standards for mortgage loans;

•our staffing levels and other servicing practices;

•the servicing and ancillary fees that we may charge;

•our modification standards and procedures;

•the amount of reimbursable and non‑reimbursable advances that we may make; and

•the types of loan products that are eligible for sale or securitization.

These guidelines provide the GSEs and other government agencies with the ability to provide monetary incentives for loan servicers that perform well and to assess penalties for those that do not. At the direction of the Federal Housing Finance Agency (“FHFA”), Fannie Mae and Freddie Mac have aligned their guidelines for servicing delinquent mortgages, which could result in monetary incentives for servicers that perform well and to assess compensatory penalties against servicers in connection with the failure to meet specified timelines relating to delinquent loans and foreclosure proceedings, and other breaches of servicing obligations. The GSEs also have the ability to impose other fees on the loans they acquire, such as the adverse market refinance fee that took effect on December 1, 2020. We generally cannot negotiate these terms with the agencies and they are subject to change at any time without our specific consent. A significant change in these guidelines, if one that decreases the fees we charge or requires us to expend additional resources to provide mortgage services, could decrease our revenues or increase our costs.

In addition, changes in the nature or extent of the guarantees provided by Fannie Mae, Freddie Mac, Ginnie Mae, the USDA or the VA, or the insurance provided by the FHA, or coverage provided by private mortgage insurers, could also have broad adverse market implications. Any future increases in guarantee fees or changes to their structure or increases in the premiums we are required to pay to the FHA or private mortgage insurers for insurance or to the VA or the USDA for guarantees could increase mortgage origination costs and insurance premiums for our clients. These industry changes could negatively affect demand for our mortgage services and consequently our origination volume, which could be detrimental to our business. We cannot predict whether the impact of any proposals to move Fannie Mae and Freddie Mac out of conservatorship would require them to increase their fees. For further discussion, see “Risk Factors - Our business is highly dependent on Fannie Mae and Freddie Mac and certain U.S. government agencies, and any changes in these entities or their current roles could be detrimental to our business.”

Our business is highly dependent on Fannie Mae and Freddie Mac and certain U.S. government agencies, and any changes in these entities or their current roles could be detrimental to our business.

We originate loans eligible for sale to Fannie Mae and Freddie Mac, and government-insured or guaranteed loans, such as FHA, VA and USDA loans eligible for Ginnie Mae securities issuance.

In 2008, FHFA placed Fannie Mae and Freddie Mac into conservatorship and, as their conservator, controls and directs their operations.

There is significant uncertainty regarding the future of the GSEs, including with respect to how long they will continue to be in existence, the extent of their roles in the market and what forms they will have, and whether they will be government agencies, government-sponsored agencies or private for-profit entities.

In September 2019, the U.S. Department of the Treasury released a proposal for reform, and, in October 2019, FHFA released a strategic plan regarding the conservatorships, which included a Scorecard that has preparing for exiting conservatorship as one of its key objectives. Among other things, the Treasury recommendations include recapitalizing the GSEs, increasing private sector competition with the GSEs, replacing GSE statutory affordable housing goals, changing mortgage underwriting requirements for GSE guarantees, revising the Consumer Financial Protection Bureau’s (“CFPB”) qualified mortgage regulations, and continuing to support the market for 30‑year fixed‑rate mortgages. It is uncertain whether these recommendations will be enacted. If these recommendations are enacted, the future roles of Fannie Mae and Freddie Mac could be reduced (perhaps significantly) and the nature of their guarantee obligations could be considerably limited relative to historical measurements. In addition, various other proposals to generally reform the U.S. housing finance market have been offered by members of the U.S. Congress, and certain of these proposals seek to significantly reduce or eliminate over time the role of the GSEs in purchasing and guaranteeing mortgage loans. Any such proposals, if enacted, may have broad adverse implications for the MBS market and our business. It is possible that the adoption of any such proposals might lead to higher fees being charged by the GSEs or lower prices on our sales of mortgage loans to them.

The extent and timing of any regulatory reform regarding the GSEs and the U.S. housing finance market, as well as any effect on our business operations and financial results, are uncertain. It is not yet possible to determine whether such proposals will be enacted and, if so, when, what form any final legislation or policies might take or how proposals, legislation or policies may impact the MBS market and our business. Our inability to make the necessary adjustments to respond to these changing market conditions or loss of our approved seller/servicer status with the GSEs could have a material adverse effect on our mortgage origination operations and our mortgage servicing operations. If those agencies cease to exist, wind down, or otherwise significantly change their business operations or if we lost approvals with those agencies or our relationships with those agencies is otherwise adversely affected, we would seek alternative secondary market participants to acquire our mortgage loans at a volume sufficient to sustain our business. If such participants are not available on reasonably comparable economic terms, the above changes could have a material adverse effect on our ability to profitably sell loans we originate that are securitized through Fannie Mae, Freddie Mac or Ginnie Mae.

Our MSRs are highly volatile assets with continually changing values, and these changes in value, or inaccuracies in our estimates of their value, could adversely affect our business and financial condition.

The value of our MSRs is based on the cash flows projected to result from the servicing of the related mortgage loans and continually fluctuates due to a number of factors. These factors include changes in interest rates; historically, the value of MSRs has increased when interest rates rise as higher interest rates lead to decreased prepayment rates, and has decreased when interest rates decline as lower interest rates lead to increased prepayment rates and refinancings. Other market conditions also affect the number of loans that are refinanced, and thus no longer result in cash flows, and the number of loans that become delinquent.

We use internal financial models that utilize market participant data to value our MSRs for purposes of financial reporting and for purposes of determining the price that we pay to acquire loans for which we will retain MSRs. These models are complex and use asset-specific collateral data and market inputs for interest and discount rates. In addition, the modeling requirements of MSRs are complex because of the high number of variables that drive cash flows associated with MSRs, and because of the complexity involved with anticipating such variables over the life of the MSR. Even if the general accuracy of our valuation models is validated, valuations are highly dependent upon the reasonableness of our assumptions and the results of the models.

If loan delinquencies or prepayment speeds are higher than anticipated or other factors perform worse than modeled, the recorded value of certain of our MSRs may decrease, which could adversely affect our business and financial condition.

We are exposed to volatility in transitioning from LIBOR as an interest rate index, which can result in higher than market interest rates and may have a detrimental effect on our business.

The interest rate of our variable-rate indebtedness and the interest rate on the conventional, adjustable rate loans we originate and service is based on LIBOR. In July 2017, the U.K. Financial Conduct Authority (the “FCA”) announced that it intends to stop collecting LIBOR rates from banks after 2021. The announcement indicates that LIBOR will not continue to exist on the current basis. More recently, on March 5, 2021 the FCA announced that all LIBOR settings will either cease to be provided by any administrator or no longer be representative. Specifically, this will occur immediately after December 31, 2021, in the case of all sterling, euro, Swiss franc and Japanese yen settings, and the 1-week, and 2-month US dollar settings; and immediately after June 30, 2023, in the case of the remaining US dollar settings. However, U.S. banking regulators have made clear that U.S.-dollar LIBOR originations should end by no later than December 31, 2021, and that new LIBOR originations prior to that date must provide for an alternative reference rate or a hardwired fallback. In accordance with recommendations from the Alternative Reference Rates Committee (“ARRC”), U.S. -dollar LIBOR is expected to be replaced with the Secured Overnight Financing Rate (“SOFR”), a new index calculated by reference to short-term repurchase agreements for U.S. Treasury securities. Further, the International Swaps and Derivatives Association, Inc. recently announced fallback language for LIBOR-referencing derivatives contracts that also provides for SOFR as the primary replacement rate in the event of a LIBOR cessation.

SOFR is calculated based on overnight transactions under repurchase agreements, backed by Treasury securities. SOFR is observed on a daily basis and backward looking, which stands in contrast with LIBOR under the current methodology, which is an estimated forward-looking rate for specified tenors and relies, to some degree, on the expert judgment of submitting panel members. Given that SOFR is a secured rate backed by government securities, it will be a rate that does not take into account bank credit risk (as is the case with LIBOR). SOFR is therefore likely to be lower than LIBOR and is less likely to correlate with the funding costs of financial institutions. As a result, parties may seek to adjust the spreads relative to such reference rate in underlying contractual arrangements.

Although there have been issuances utilizing SOFR or the Sterling Over Night Index Average, an alternative reference rate that is based on transactions, it is unknown whether SOFR or any of the other alternative reference rates will attain market acceptance as replacements for LIBOR. There is currently no definitive successor reference rate to LIBOR and various industry organizations are still working to develop workable transition mechanisms. As part of this industry transition, we will be required to migrate any current LIBOR-based adjustable rate loans we service to SOFR (or any such successor reference rate). Until a successor rate is more firmly determined, we cannot implement the transition away from LIBOR for the adjustable rate loans we service. As such, we are unable to predict the effect of any changes to LIBOR, the establishment and success of any alternative reference rates, or any other reforms to LIBOR or any replacement of LIBOR that may be enacted in the United States or elsewhere. Such changes, reforms or replacements relating to LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, derivatives or other financial instruments or extensions of credit held by us. LIBOR-related changes could therefore affect our overall results of operations and financial condition.

Our hedging strategies may not be successful in mitigating our risks associated with changes in interest rates.

Our profitability is directly affected by changes in interest rates. The market value of closed loans held for sale and interest rate locks generally change along with interest rates. The value of such assets moves opposite of interest rate changes. For example, as interest rates rise, the value of existing mortgage assets falls.

We employ various economic hedging strategies to mitigate the interest rate and the anticipated loan financing probability or “pull-through risk” inherent in such mortgage assets. Our use of these hedge instruments may expose us to counterparty risk as they are not traded on regulated exchanges or guaranteed by an exchange or its clearinghouse and, consequently, there may not be the same level of protections with respect to margin requirements and positions and other requirements designed to protect both us and our counterparties. Furthermore, the enforceability of agreements underlying hedging transactions may depend on compliance with applicable statutory, commodity and other regulatory requirements and, depending on the domicile of the counterparty, applicable international requirements. Consequently, if a counterparty fails to perform under a derivative agreement, we could incur a significant loss.

Our hedge instruments are accounted for as free‑standing derivatives and are included on our consolidated balance sheet at fair market value. Our operating results could be negatively affected because the losses on the hedge instruments we enter into may not be offset by a change in the fair value of the related hedged transaction.

Our hedging strategies also require us to provide cash margin to our hedging counterparties from time to time. The Financial Industry Regulatory Authority, Inc. (“FINRA”) requires us to provide daily cash margin to (or receive daily cash margin from, depending on the daily value of related MBS) our hedging counterparties from time to time. The collection of daily margin between us and our hedging counterparties could, under certain MBS market conditions, adversely affect our short-term liquidity and cash on hand. Additionally, our hedge instruments may expose us to counterparty risk—the possibility that a loss may occur from the failure of another party to perform in accordance with the terms of the contract, which loss exceeds the value of existing collateral, if any.

A portion of our assets consists of MSRs, which may fluctuate in value. We recently began hedging a portion of the risks associated with such fluctuations. There can be no assurance such hedges adequately protect us from a decline in the value of the MSRs we own, or that the hedging strategy utilized by us with respect to our MSRs is well designed or properly executed to adequately address such fluctuations. A decline in the value of MSRs may have a detrimental effect on our business.

Our hedging activities in the future may include entering into interest rate swaps, caps and floors, options to purchase these items, purchasing or selling U.S. Treasury securities, and/or other tools and strategies. These hedging decisions will be determined in light of the facts and circumstances existing at the time and may differ from our current hedging strategies. These hedging strategies may be less effective than our current hedging strategies in mitigating the risks described above, which could be detrimental to our business and financial condition.

We rely on internal models to manage risk and to make business decisions. Our business could be adversely affected if those models fail to produce reliable and/or valid results.

We make significant use of business and financial models in connection with our proprietary technology to measure and monitor our risk exposures and to manage our business. For example, we use models to measure and monitor our exposures to interest rate, credit and other market risks. The information provided by these models is used in making business decisions relating to strategies, initiatives, transactions, pricing and products. If these models are ineffective at predicting future losses or are otherwise inadequate, we may incur unexpected losses or otherwise be adversely affected.

We build these models using historical data and our assumptions about factors such as future mortgage loan demand, default rates, home price trends and other factors that may overstate or understate future experience. Our assumptions may be inaccurate and our models may not be as predictive as expected for many reasons, including the fact that they often involve matters that are inherently beyond our control and difficult to predict, such as macroeconomic conditions, and that they often involve complex interactions between a number of variables and factors.

Our models could produce unreliable results for a variety of reasons, including but not limited to, the limitations of historical data to predict results due to unprecedented events or circumstances, invalid or incorrect assumptions underlying the models, the need for manual adjustments in response to rapid changes in economic conditions, incorrect coding of the models, incorrect data being used by the models or inappropriate application of a model to products or events outside of the model’s intended use. In particular, models are less dependable when the economic environment is outside of historical experience, as was the case from 2008 to 2010 or during the present COVID-19 pandemic.

As a result of the time and resources, including technical and staffing resources, that are required to perform these processes effectively, it may not be possible to replace existing models quickly enough to ensure that they will always properly account for the impacts of recent information and actions.

A substantial portion of our assets are measured at fair value. Fair value determinations require many assumptions and complex analyses, and we cannot control many of the underlying factors. If our estimates prove to be incorrect, we may be required to write down the value of such assets, which could adversely affect our earnings, financial condition and liquidity.

We measure the fair value of our mortgage loans held for sale, derivatives, interest rate lock commitments (“IRLCs”) and MSRs on a recurring basis and we measure the fair value of other assets, such as mortgage loans held for investment, certain impaired loans and other real estate owned, on a non-recurring basis. Fair value determinations require many assumptions and complex analyses, especially to the extent there are not active markets for identical assets. For example, we generally estimate the fair value of loans held for sale based on quoted market prices for securities backed by similar types of loans. If quoted market prices are not available, fair value is estimated based on other relevant factors, including dealer price quotations and prices available for similar instruments, to approximate the amounts that would be received from a third party. In addition, the fair value of IRLCs are measured based upon the difference between the current fair value of similar loans (as determined generally for mortgages held for sale) and the price at which we have committed to originate the loans, subject to the anticipated loan financing probability, or pull-through factor (which is both significant and highly subjective).

Further, MSRs do not trade in an active market with readily observable prices and, therefore, their fair value is determined using a valuation model that calculates the present value of estimated net future cash flows, using estimates of prepayment speeds, discount rate, cost to service, float earnings, contractual servicing fee income and ancillary income, and late fees.

If our estimates of fair value prove to be incorrect, we may be required to write down the value of such assets, which could adversely affect our financial condition and results of operations.

Because accounting rules for valuing certain assets and liabilities are highly complex and involve significant judgment and assumptions, these complexities could lead to a delay in preparation of financial information and the delivery of this information to our stockholders and also increase the risk of errors and restatements, as well as the cost of compliance.

Risks Relating to Regulatory Compliance and Litigation

We operate in a heavily regulated industry, and our mortgage loan origination and servicing activities expose us to risks of non-compliance with an increasing and inconsistent body of complex laws and regulations at the U.S. federal, state and local levels, as well as in Canada.

Due to the heavily regulated nature of the mortgage industry, we are required to comply with a wide array of Canadian, U.S. federal, state and local laws and regulations that regulate, among other things, the manner in which we conduct our loan origination and servicing businesses and the fees that we may charge, and the collection, use, retention, protection, disclosure, transfer and other processing of personal information.

Because we originate mortgage loans and provide servicing activities nationwide and have operations in Canada, we must be licensed in all relevant jurisdictions and comply with the respective laws and regulations of each, as well as with judicial and administrative decisions applicable to us. Such licensing requirements also may require the submission of information regarding any person who has 10% or more of the combined voting power of our outstanding common stock. As a result of the voting provisions of our certificate of incorporation, as long as persons other than RHI hold approximately 21% or less of our outstanding common stock, a person could have 10% or more of the combined voting power of our common stock even though such person holds less than 10% of our outstanding common stock. In addition, we are currently subject to a variety of, and may in the future become subject to additional Canadian, U.S. federal, state, and local laws that are continually evolving and developing, including laws on advertising, as well as privacy laws, including the Telephone Consumer Protection Act (“TCPA”), the Telemarketing Sales Rule, the CAN-SPAM Act, the Canadian Anti-Spam Law, the Personal Information Protection and Electronic Documents Act, and the California Consumer Privacy Act (“CCPA”). More states may enact legislation similar to the CCPA, which provides consumers with new privacy rights such as the right to request deletion of their data, the right to receive data on record for them and the right to know what categories of data, generally, are maintained about them, and increases the privacy and security obligations of entities handling certain personal information of such consumers. These regulations directly impact our business and require ongoing compliance, monitoring and internal and external audits as they continue to evolve, and may result in ever-increasing public scrutiny and escalating levels of enforcement and sanctions. Subsequent changes to data protection and privacy laws could also impact how we process personal information, and therefore limit the effectiveness of our products and services as well as our ability to operate or expand our business, including limiting strategic partnerships that may involve the sharing of personal information. In addition, the Conference of State Bank Supervisors in September 2020 issued a proposal for public comment that would subject nonbank mortgage servicers to prudential standards, which, if adopted, would impact our regulatory obligations and could adversely affect our business.

We must also comply with a number of federal, state and local consumer protection laws including, among others, the Truth in Lending Act (“TILA”), the Real Estate Settlement Procedures Act (“RESPA”), the Equal Credit Opportunity Act, the Fair Credit Reporting Act (“ECOA”), the Fair Housing Act (“FHA”), the TCPA, the Gramm-Leach-Bliley Act, the Electronic Fund Transfer Act, the Servicemembers Civil Relief Act (“SCRA”), Military Lending Act, the Homeowners Protection Act

(“HPA”), the Home Mortgage Disclosure Act (“HMDA”), the SAFE Act, the Federal Trade Commission Act, the Dodd Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”), U.S. federal and state laws prohibiting unfair, deceptive, or abusive acts or practices, and state foreclosure laws. These statutes apply to loan origination, marketing, use of credit reports, safeguarding of non-public, personally identifiable information about our clients, foreclosure and claims handling, investment of and interest payments on escrow balances and escrow payment features, and mandate certain disclosures and notices to clients.

In particular, various federal, state and local laws have been enacted that are designed to discourage predatory lending and servicing practices. The Home Ownership and Equity Protection Act of 1994 (“HOEPA”) prohibits inclusion of certain provisions in residential loans that have mortgage rates or origination costs in excess of prescribed levels and requires that borrowers be given certain disclosures prior to origination. Some states have enacted, or may enact, similar laws or regulations, which in some cases impose restrictions and requirements greater than those in HOEPA. In addition, under the anti-predatory lending laws of some states, the origination of certain residential loans, including loans that are not classified as “high cost” loans under applicable law, must satisfy a net tangible benefits test with respect to the related borrower. This test may be highly subjective and open to interpretation. Failure of residential loan originators or servicers to comply with these laws, to the extent any of their residential loans are or become part of our mortgage-related assets, could subject us, as a servicer or, in the case of acquired loans, as an assignee or purchaser, to monetary penalties and could result in the borrowers rescinding the affected loans. If our loans are found to have been originated in violation of predatory or abusive lending laws, we could be subject to lawsuits or governmental actions, or we could be fined or incur losses.

In July 2020, it was announced that the Financial Stability Oversight Council will begin an activities-based review of the secondary mortgage market. The FHFA has expressed support for this review. In September 2020, the Council released a statement containing key findings from its review, which focused on the FHFA’s June 2020 proposed capital regulation for the GSEs. The Council’s statement encouraged the FHFA and other regulatory agencies to coordinate on capital requirements for market participants, encouraged the FHFA to tailor the GSEs’ capital buffers and encouraged the FHFA to implement regulatory capital definitions for the GSEs similar to those in the U.S. banking framework. Changes to the GSEs’ capital requirements could affect secondary mortgage market activities in a manner that could have an adverse effect on our business.

Both the scope of the laws and regulations and the intensity of the supervision to which our business is subject have increased over time, in response to the financial crisis as well as other factors such as technological and market changes. Regulatory enforcement and fines have also increased across the banking and financial services sector. We expect that our business will remain subject to extensive regulation and supervision. These regulatory changes could result in an increase in our regulatory compliance burden and associated costs and place restrictions on our origination and servicing operations. Our failure to comply with applicable Canadian, U.S. federal, state and local consumer protection and data privacy laws could lead to:

•loss of our licenses and approvals to engage in our servicing and lending businesses;

•damage to our reputation in the industry;

•governmental investigations and enforcement actions;

•administrative fines and penalties and litigation;

•civil and criminal liability, including class action lawsuits;

•diminished ability to sell loans that we originate or purchase, requirements to sell such loans at a discount compared to other loans or repurchase or address indemnification claims from purchasers of such loans, including the GSEs;

•inability to raise capital; and

•inability to execute on our business strategy, including our growth plans.

As these Canadian, U.S. federal, state and local laws evolve, it may be more difficult for us to identify these developments comprehensively, to interpret changes accurately and to train our team members effectively with respect to these laws and regulations. Adding to these difficulties, U.S., Canadian, state and local laws may conflict with each other, and if we comply with the laws of one jurisdiction, we may find that we are violating laws of another jurisdiction. These difficulties potentially increase our exposure to the risks of non-compliance with these laws and regulations, which could be detrimental to our business. In addition, our failure to comply with these laws, regulations and rules may result in reduced payments by clients, modification of the original terms of loans, permanent forgiveness of debt, delays in the foreclosure process, increased servicing advances, litigation, enforcement actions, and repurchase and indemnification obligations. A failure to adequately supervise service providers and vendors, including outside foreclosure counsel, may also have these negative results.

The laws and regulations applicable to us are subject to administrative or judicial interpretation, but some of these laws and regulations have been enacted only recently and may not yet have been interpreted or may be interpreted infrequently. Ambiguities in applicable laws and regulations may leave uncertainty with respect to permitted or restricted conduct and may make compliance with laws, and risk assessment decisions with respect to compliance with laws difficult and uncertain. In addition, ambiguities make it difficult, in certain circumstances, to determine if, and how, compliance violations may be cured. The adoption by industry participants of different interpretations of these statutes and regulations has added uncertainty and complexity to compliance. We may fail to comply with applicable statutes and regulations even if acting in good faith due to a lack of clarity regarding the interpretation of such statutes and regulations, which may lead to regulatory investigations, governmental enforcement actions or private causes of action with respect to our compliance.

To resolve issues raised in examinations or other governmental actions, we may be required to take various corrective actions, including changing certain business practices, making refunds or taking other actions that could be financially or competitively detrimental to us. We expect to continue to incur costs to comply with governmental regulations. In addition, certain legislative actions and judicial decisions can give rise to the initiation of lawsuits against us for activities we conducted in the past. Furthermore, provisions in our mortgage loan and other loan product documentation, including but not limited to the mortgage and promissory notes we use in loan originations, could be construed as unenforceable by a court. We have been, and expect to continue to be, subject to regulatory enforcement actions and private causes of action from time to time with respect to our compliance with applicable laws and regulations.

The recent influx of new laws, regulations, and other directives adopted in response to the recent COVID-19 pandemic exemplifies the ever-changing and increasingly complex regulatory landscape we operate in. While some regulatory reactions to the COVID-19 pandemic relaxed certain compliance obligations, the forbearance requirements imposed on mortgage servicers in the CARES Act added new regulatory responsibilities. The GSEs and the FHFA, Ginnie Mae, HUD, various investors and others have also issued guidance relating to the COVID-19 pandemic. We have received and expect to continue to receive inquiries from various federal and state lawmakers, attorneys general and regulators seeking information on our COVID-19 response and its impact on our business, team members, and clients. Future regulatory scrutiny and enforcement resulting from the COVID-19 pandemic is unknown.

On August 25, 2020, the FHFA issued a policy change mandating the assessment of a 50-basis point Adverse Market Refinance Fee for loans sold to Fannie Mae and Freddie Mac on and after December 1, 2020. This policy change impacts all mortgage originators delivering loans to Fannie Mae and Freddie Mac. This new fee could negatively impact the market, our origination volume due to increased cost to the consumer or our revenue, and could be detrimental to our business.

As a licensed real estate brokerage, our Rocket Homes business is currently subject to a variety of, and may in the future become subject to, additional, federal, state, and local laws that are continually changing, including laws related to: the real estate, brokerage, title, and mortgage industries; mobile- and internet-based businesses; and data security, advertising, privacy and consumer protection laws. For instance, we are subject to federal laws such as the FHA and RESPA. These laws can be costly to comply with, require significant management attention, and could subject us to claims, government enforcement actions, civil and criminal liability, or other remedies, including revocation of licenses and suspension of business operations.

In some cases, it is unclear as to how such laws and regulations affect Rocket Homes based on our business model that is unlike traditional brokerages, and the fact that those laws and regulations were created for traditional real estate brokerages. If we are unable to comply with and become liable for violations of these laws or regulations, or if unfavorable regulations or interpretations of existing regulations by courts or regulatory bodies are implemented, we could be directly harmed and forced to implement new measures to reduce our liability exposure. It could cause our operations in affected markets to become overly expensive, time consuming, or even impossible. This may require us to expend significant time, capital, managerial, and other resources to modify or discontinue certain operations, limiting our ability to execute our business strategies, deepen our presence in our existing markets, or expand into new markets. In addition, any negative exposure or liability could harm our brand and reputation. Any costs incurred as a result of this potential liability could harm our business.

As a licensed title and settlement services provider, Amrock is currently subject to a variety of, and may in the future become subject to, additional, federal, state, and local laws that are continually changing, including laws related to: the real estate, brokerage, title, and mortgage industries; mobile- and internet-based businesses; and data security, advertising, privacy and consumer protection laws. For instance, Amrock is subject to federal laws such as the FHA and RESPA. These laws can be costly to comply with, require significant management attention, and could subject us to claims, government enforcement actions, civil and criminal liability, or other remedies, including revocation of licenses and suspension of business operations.

More restrictive laws and regulations may be adopted in the future, and governmental bodies or courts may interpret existing laws or regulations in a more restrictive manner, which could render our current business practices non‑compliant or which could make compliance more difficult or expensive. Any of these, or other, changes in laws or regulations could have a detrimental effect on our business.

The CFPB continues to be active in its monitoring of the loan origination and servicing sectors, and its recently issued rules increase our regulatory compliance burden and associated costs.

We are subject to the regulatory, supervisory and examination authority of the CFPB, which has oversight of federal and state non-depository lending and servicing institutions, including residential mortgage originators and loan servicers. The CFPB has rulemaking authority with respect to many of the federal consumer protection laws applicable to mortgage lenders and servicers, including TILA and RESPA and the Fair Debt Collections Practices Act. The CFPB has issued a number of regulations under the Dodd-Frank Act relating to loan origination and servicing activities, including ability-to-repay and “Qualified Mortgage” standards and other origination standards and practices as well as servicing requirements that address, among other things, periodic billing statements, certain notices and acknowledgements, prompt crediting of borrowers’ accounts for payments received, additional notice, review and timing requirements with respect to delinquent borrowers, loss mitigation, prompt investigation of complaints by borrowers, and lender-placed insurance notices. The CFPB has also amended provisions of HOEPA regarding the determination of high-cost mortgages, and of Regulation B, to implement additional requirements under the Equal Credit Opportunity Act with respect to valuations, including appraisals and automated valuation models. The CFPB has also issued guidance to loan servicers to address potential risks to borrowers that may arise in connection with transfers of servicing. Additionally, through bulletins 2012-03 and 2016-02, the CFPB has increased the focus on lender liability and vendor management across the mortgage and settlement services industries, which may vary depending on the services being performed.

For example, the CFPB iteratively adopted rules over the course of several years regarding mortgage servicing practices that required us to make modifications and enhancements to our mortgage servicing processes and systems. While the CFPB recently announced its flexible supervisory and enforcement approach during the COVID-19 pandemic on certain consumer communications required by the mortgage-servicing rules, managing to the CFPB’s loss mitigation rules with mounting CARES Act forbearance requests is particularly challenging. The intersection of the CFPB’s mortgage-servicing rules and COVID-19 is evolving and will pose new challenges to the servicing industry. The CFPB’s publication of COVID-19-related FAQs did not resolve potential conflicts between the CARES Act with respect to reporting of consumer credit information mandated by the Fair Credit Reporting Act. There are conflicting interpretations of CFPB’s COVID-19 FAQs as to the reporting of consumer credit information when a CARES Act forbearance ends without further action by the consumer, such as an extension of the forbearance or selection of another loss mitigation option to resolve the delinquency.

The mortgage-lending sector is currently relying, for a significant portion of the mortgages originated, on a temporary CFPB regulation, commonly called the “QM Patch,” which permits mortgage lenders to comply with the CFPB’s ability to repay requirements by relying on the fact that the mortgage is eligible for sale to Fannie Mae or Freddie Mac. Reliance on the QM Patch has become widespread due to the operational complexity and practical inability for many mortgage lenders to rely on other ways to show compliance with the ability to repay regulations. For a more in‑depth explanation, see “ - Risks Relating to the Financial and Macroeconomic Environment - Our business is highly dependent on Fannie Mae and Freddie Mac and certain U.S. government agencies, and any changes in these entities or their current roles could be detrimental to our business.” In June 2020, the CFPB issued proposed rules to revise its ability to repay requirements. In August 2020, the CFPB announced an additional proposed rule that would further revise its ability to repay requirements by creating a new category of seasoned qualified mortgages. On October 20, 2020, the CFPB announced that the QM Patch was being extended until the mandatory compliance date of the final amendments to the General QM definition in Regulation Z, which is currently scheduled for July 1, 2021 based on the CFPB’s December 10, 2020 final rule covering revisions to the General QM definition. More recently, the CFPB issued a proposed rulemaking on March 3, 2021 that would extend the mandatory compliance date of the General QM definition rulemaking (and thereby the QM Patch sunset date) from July 1, 2021 to October 1, 2022. We cannot predict what final actions the CFPB will take and how it might affect us and other mortgage originators. For a discussion of the risk to our business due to possible changes in the conservatorship status of Fannie Mae and Freddie Mac, see “Business - Government Regulations."

The CFPB’s examinations have increased, and will likely continue to increase, our administrative and compliance costs. They could also greatly influence the availability and cost of residential mortgage credit and increase servicing costs and risks. These increased costs of compliance, the effect of these rules on the lending industry and loan servicing, and any failure in our ability to comply with the new rules by their effective dates, could be detrimental to our business. The CFPB also issued guidelines on sending examiners to banks and other institutions that service and/or originate mortgages to assess whether consumers’ interests are protected. The CFPB has conducted routine examinations of our business and will conduct future examinations.

The CFPB also has broad enforcement powers, and can order, among other things, rescission or reformation of contracts, the refund of moneys or the return of real property, restitution, disgorgement or compensation for unjust enrichment, the payment of damages or other monetary relief, public notifications regarding violations, limits on activities or functions, remediation of practices, external compliance monitoring and civil money penalties. The CFPB has been active in investigations and enforcement actions and, when necessary, has issued civil money penalties to parties the CFPB determines has violated the laws and regulations it enforces. Our failure to comply with the federal consumer protection laws, rules and regulations to which we are subject, whether actual or alleged, could expose us to enforcement actions or potential litigation liabilities. In May 2020, the CFPB issued a civil investigative demand to our subsidiary, Rocket Homes, the stated purpose of which is to determine if Rocket Homes conducted any activities in a manner that violated RESPA and to determine if further CFPB action is necessary. We are cooperating fully with the CFPB in this investigation and are confident in the compliance processes that Rocket Homes has in place.

In addition, the occurrence of one or more of the foregoing events or a determination by any court or regulatory agency that our policies and procedures do not comply with applicable law could impact our business operations. For example, if the violation is related to our servicing operations it could lead to downgrades by one or more rating agencies, a transfer of our servicing responsibilities, increased delinquencies on mortgage loans we service or any combination of these events. Such a determination could also require us to modify our servicing standards. The expense of complying with new or modified servicing standards may be substantial. Any such changes or revisions may have a material impact on our servicing operations, which could be detrimental to our business.

The state regulatory agencies continue to be active in their supervision of the loan origination and servicing sectors and the results of these examinations may be detrimental to our business.

We are also supervised by regulatory agencies under Canadian and state law. State attorneys general, state licensing regulators, and state and local consumer protection offices have authority to investigate consumer complaints and to commence investigations and other formal and informal proceedings regarding our operations and activities. In addition, the GSEs and the FHFA, Ginnie Mae, the U.S. Federal Trade Commission (“FTC”), the U.S. Department of Housing and Urban Development (“HUD”), various investors, non‑agency securitization trustees and others subject us to periodic reviews and audits. A determination of our failure to comply with applicable law could lead to enforcement action, administrative fines and penalties, or other administrative action.

If we are unable to comply with TRID rules, our business and operations could be materially and adversely affected and our plans to expand our lending business could be adversely impacted.

The CFPB implemented loan disclosure requirements, effective in October 2015, to combine and amend certain TILA and RESPA disclosures. The TRID rules significantly changed consumer-facing disclosure rules and added certain waiting periods to allow consumers time to shop for and consider the loan terms after receiving the required disclosures. If we fail to comply with the TRID rules, we may be unable to sell loans that we originate or purchase, or we may be required to sell such loans at a discount compared to other loans. We could also be subject to repurchase or indemnification claims from purchasers of such loans, including the GSEs.

As regulatory guidance and enforcement and the views of the GSEs and other market participants evolve, we may need to modify further our loan origination processes and systems in order to adjust to evolution in the regulatory landscape and successfully operate our lending business. In such circumstances, if we are unable to make the necessary adjustments, our business and operations could be adversely affected and we may not be able to execute on our plans to grow our lending business.

Material changes to the laws, regulations or practices applicable to reverse mortgage programs operated by FHA and HUD could adversely affect our reverse mortgage business.

The reverse mortgage industry is largely dependent upon the FHA and HUD, and there can be no guarantee that these entities will continue to participate in the reverse mortgage industry or that they will not make material changes to the laws, regulations, rules or practices applicable to reverse mortgage programs. The vast majority of reverse mortgage loan products we originate through our subsidiary, One Reverse Mortgage LLC, are Home Equity Conversion Mortgages (“HECM”), an FHA-insured loan that must comply with the FHA’s and other regulatory requirements. One Reverse Mortgage LLC also originates non-HECM reverse mortgage products, for which there is a limited secondary market. The FHA regulations governing the HECM products have changed from time to time. The FHA has continued to issue additional guidance aimed at strengthening the HECM program. Most recently, the FHA issued a Mortgagee Letter changing initial and annual mortgage insurance premium rates and the principal limit factors for all HECMs. Our reverse mortgage business is also subject to state statutory and regulatory requirements including, but not limited to, licensing requirements, required disclosures and permissible fees. It is unclear how the various new requirements, including the financial assessment requirement, will impact our reverse mortgage business. We continue to evaluate our reverse mortgage business and the future loan production remains uncertain.

If we do not obtain and maintain the appropriate state licenses, we will not be allowed to originate or service loans in some states, which would adversely affect our operations.

Our operations are subject to regulation, supervision and licensing under various federal, state and local statutes, ordinances and regulations. In most states in which we operate, a regulatory agency regulates and enforces laws relating to loan servicing companies and loan origination companies such as us. These rules and regulations generally provide for licensing as a loan servicing company, loan origination company, loan marketing company, debt collection agency or third-party default specialist, as applicable, requirements as to the form and content of contracts and other documentation, licensing of employees and employee hiring background checks, restrictions on collection practices, disclosure and record-keeping requirements and enforcement of borrowers’ rights. In most states, we are subject to periodic examination by state regulatory authorities. Some states in which we operate require special licensing or provide extensive regulation of our business.

Similarly, due to the geographic scope of our operations and the nature of the services our Rocket Homes business provides, we may be required to obtain and maintain additional real estate brokerage licenses in certain states where we operate. Because its lender clients are in multiple states, Amrock is required to obtain and maintain various licenses, for its title agents, providers of appraisal management services, abstractors, and escrow and closing personnel. Some states, such as California, require Amrock to obtain entity or agency licensure, while other states require insurance agents or insurance producers to be licensed individually. There are also states that require both licensures. Many state licenses are perpetual, but licensees must take some periodic actions to keep the license in good standing.

If we enter new markets, we may be required to comply with new laws, regulations and licensing requirements. As part of licensing requirements, we are typically required to designate individual licensees of record. We cannot ensure that we are in full compliance, and will always remain in full compliance with all real estate licensing laws and regulations, and we may be subject to fines or penalties, including license revocation, for any non‑compliance. If in the future a state agency were to determine that we are required to obtain additional licenses in that state in order to transact business, or if we lose an existing license or are otherwise found to be in violation of a law or regulation, our business operations in that state may be suspended until we obtain the license or otherwise remedy the compliance issue.

We may not be able to maintain all requisite licenses and permits, and the failure to satisfy those and other regulatory requirements could restrict our ability to broker, originate, purchase, sell or service loans. In addition, our failure to satisfy any such requirements relating to servicing of loans could result in a default under our servicing agreements and have a material adverse effect on our operations. Those states that currently do not provide extensive regulation of our business may later choose to do so, and if such states so act, we may not be able to obtain or maintain all requisite licenses and permits. The failure to satisfy those and other regulatory requirements could limit our ability to broker, originate, purchase, sell or service loans in a certain state, or could result in a default under our financing and servicing agreements and have a material adverse effect on our operations. Furthermore, the adoption of additional, or the revision of existing, rules and regulations could have a detrimental effect on our business.

We are subject to laws and regulations regarding our use of telemarketing; a failure to comply with such laws, including the TCPA, could increase our operating costs and adversely impact our business.

We engage in outbound telephone and text communications with consumers, and accordingly must comply with a number of laws and regulations that govern said communications and the use of automatic telephone dialing systems (“ATDS”), including the TCPA and Telemarketing Sales Rules. The U.S. Federal Communications Commission (“FCC”) and the FTC have responsibility for regulating various aspects of these laws. Among other requirements, the TCPA requires us to obtain prior express written consent for certain telemarketing calls and to adhere to “do-not-call” registry requirements which, in part, mandate that we maintain and regularly update lists of consumers who have chosen not to be called and restrict calls to consumers who are on the national do-not-call list. Many states have similar consumer protection laws regulating telemarketing. These laws limit our ability to communicate with consumers and reduce the effectiveness of our marketing programs. The TCPA does not distinguish between voice and data, and, as such, SMS/MMS messages are also “calls” for the purpose of TCPA obligations and restrictions.

For violations of the TCPA, the law provides for a private right of action under which a plaintiff may recover monetary damages of $500 for each call or text made in violation of the prohibitions on calls made using an “artificial or pre‑recorded voice” or an ATDS. A court may treble the amount of damages upon a finding of a “willful or knowing” violation. There is no statutory cap on maximum aggregate exposure (although some courts have applied in TCPA class actions constitutional limits on excessive penalties). An action may be brought by the FCC, a state attorney general, an individual, or a class of individuals. Like other companies that rely on telephone and text communications, we are regularly subject to putative, class action suits alleging violations of the TCPA. To date, no such class has been certified. If in the future we are found to have violated the TCPA, the amount of damages and potential liability could be extensive and adversely impact our business. Accordingly, were such a class certified or if we are unable to successfully defend such a suit, as we have in the past, then TCPA damages could have a material adverse effect on our results of operations and financial condition.

Changes in tax laws may adversely affect us, and the Internal Revenue Service (the “IRS”) or a court may disagree with our tax positions, which may result in adverse effects on our financial condition or the value of our common stock.

The Tax Cuts and Jobs Act (the “TCJA”), enacted on December 22, 2017, significantly affected U.S. tax law, including by changing how the U.S. imposes tax on certain types of income of corporations and by reducing the U.S. federal corporate income tax rate to 21%. It also imposed new limitations on a number of tax benefits, including deductions for business interest, use of net operating loss carry forwards, taxation of foreign income, and the foreign tax credit, among others. The CARES Act, enacted on March 27, 2020, in response to the COVID-19 pandemic, further amended the U.S. federal tax code, including in respect of certain changes that were made by the TCJA, generally on a temporary basis. There can be no assurance that future tax law changes will not increase the rate of the corporate income tax significantly, impose new limitations on deductions, credits or other tax benefits, or make other changes that may adversely affect our business, cash flows or financial performance. In addition, the IRS has yet to issue guidance on certain issues regarding the changes made by the TCJA and the CARES Act. In the absence of such guidance, the Company will take positions with respect to a number of unsettled issues. There is no assurance that the IRS or a court will agree with the positions taken by us, in which case tax penalties and interest may be imposed that could adversely affect our business, cash flows or financial performance.

Our servicing policies and procedures are subject to examination by our regulators, and the results of these examinations may be detrimental to our business.

As a loan servicer, we are examined for compliance with U.S. federal, state and local laws, rules and guidelines by numerous regulatory agencies. It is possible that any of these regulators will inquire about our servicing practices, policies or procedures and require us to revise them in the future. The occurrence of one or more of the foregoing events or a determination by any court or regulatory agency that our servicing policies and procedures do not comply with applicable law could lead to downgrades by one or more rating agencies, a transfer of our servicing responsibilities, increased delinquencies on mortgage loans we service or any combination of these events. Such a determination could also require us to modify our servicing standards.

Regulatory agencies and consumer advocacy groups are becoming more aggressive in asserting claims that the practices of lenders and loan servicers result in a disparate impact on protected classes.

Antidiscrimination statutes, such as the FHA and the Equal Credit Opportunity Act, prohibit creditors from discriminating against loan applicants and borrowers based on certain characteristics, such as race, religion and national origin. Various federal regulatory agencies and departments, including the DOJ and CFPB, take the position that these laws apply not only to intentional discrimination, but also to neutral practices that have a disparate impact on a group that shares a characteristic that a creditor may not consider in making credit decisions (i.e., creditor or servicing practices that have a disproportionate negative affect on a protected class of individuals).

These regulatory agencies, as well as consumer advocacy groups and plaintiffs’ attorneys, are focusing greater attention on “disparate impact” claims. The U.S. Supreme Court recently confirmed that the “disparate impact” theory applies to cases brought under the FHA, while emphasizing that a causal relationship must be shown between a specific policy of the defendant and a discriminatory result that is not justified by a legitimate objective of the defendant. Recently, HUD issued a final rule amending HUD’s interpretation of the Fair Housing Act’s disparate impact standard. Although it is still unclear whether the theory applies under the Equal Credit Opportunity Act, regulatory agencies and private plaintiffs can be expected to continue to apply it to both the FHA and the Equal Credit Opportunity Act in the context of home loan lending and servicing. To extent that the “disparate impact” theory continues to apply, we may be faced with significant administrative burdens in attempting to comply and potential liability for failures to comply.

Furthermore, many industry observers believe that the “ability to repay” rule issued by the CFPB, discussed above, will have the unintended consequence of having a disparate impact on protected classes. Specifically, it is possible that lenders that make only Qualified Mortgages may be exposed to discrimination claims under a disparate impact theory.

In addition to reputational harm, violations of the Equal Credit Opportunity Act and the FHA can result in actual damages, punitive damages, injunctive or equitable relief, attorneys’ fees and civil money penalties.

Government regulation of the internet and other aspects of our business is evolving, and we may experience unfavorable changes in or failure to comply with existing or future regulations and laws.

We are subject to a number of regulations and laws that apply generally to businesses, as well as regulations and laws specifically governing the internet and the marketing over the internet. Existing and future regulations and laws may impede the growth and availability of the internet and online services and may limit our ability to operate our business. These laws and regulations, which continue to evolve, cover privacy and data protection, data security, pricing, content, copyrights, distribution, mobile and other communications, advertising practices, electronic contracts, consumer protections, the provision of online payment services, unencumbered internet access to our services, the design and operation of websites and the characteristics and quality of offerings online. We cannot guarantee that we have been or will be fully compliant in every jurisdiction, as it is not entirely clear how existing laws and regulations governing issues such as property ownership, consumer protection, libel and personal privacy apply or will be enforced with respect to the internet and e‑commerce, as many of these laws were adopted prior to the advent of the internet and do not contemplate or address the unique issues they raise. Moreover, increasing regulation and enforcement efforts by federal and state agencies and the prospects for private litigation claims related to our data collection, privacy policies or other e‑commerce practices become more likely. In addition, the adoption of any laws or regulations, or the imposition of other legal requirements, that adversely affect our digital marketing efforts could decrease our ability to offer, or client demand for, our offerings, resulting in lower revenue. Future regulations, or changes in laws and regulations or their existing interpretations or applications, could also require us to change our business practices, raise compliance costs or other costs of doing business and materially adversely affect our business, financial condition and operating results.

Our reported financial results may be materially and adversely affected by future changes in accounting principles generally accepted in the United States.

U.S. GAAP is subject to standard setting or interpretation by the Financial Accounting Standards Board (“FASB”), the Public Company Accounting Oversight Board (“PCAOB”), the Securities and Exchange Commission (“SEC”) and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results and could materially and adversely affect the transactions completed before the announcement of a change. A change in these principles or interpretations could also require us to alter our accounting systems in a manner that could increase our operating costs, impact the content of our financial statements and impact our ability to timely prepare our financial statements. Our inability to timely prepare our financial statements in the future would likely adversely affect our share price.

Regulation of title insurance rates could adversely affect our subsidiary, Amrock.

Amrock is subject to extensive rate regulation by the applicable state agencies in the jurisdictions in which it operates. Title insurance rates are regulated differently in various states, with some states requiring Amrock to file and receive approval of rates before such rates become effective and some states promulgating the rates that can be charged. These regulations could hinder Amrock’s ability to promptly adapt to changing market dynamics through price adjustments, which could adversely affect its results of operations, particularly in a rapidly declining market.

We are subject to various legal actions that if decided adversely, could be detrimental to our business.

We operate in an industry that is highly sensitive to consumer protection, and we are subject to numerous local, state and federal laws that are continually changing. Remediation for non‑compliance with these laws can be costly and significant fines may be incurred. We are routinely involved in legal proceedings alleging improper lending, servicing or marketing practices, abusive loan terms and fees, disclosure violations, quiet title actions, improper foreclosure practices, violations of consumer protection, securities or other laws, breach of contract and other related matters. We will incur defense costs and other legal expenses in connection with these lawsuits. Additionally, the final resolution of these actions may be unfavorable to us, which could be detrimental to our business. In cases where the final resolution is favorable to us, we may still incur a significant amount of legal expenses. In addition to the expense and burden incurred in defending any of these actions and any damages that we may incur, our management’s efforts and attention may be diverted from the ordinary business operations in order to address these claims. Additionally, we may be deemed in default of our debt agreements if a judgment for money that exceeds specified thresholds is rendered against us and we fail to timely address such judgment.

Employment litigation and related unfavorable publicity could negatively affect our future business.

Team members and former team members may, from time to time, bring lawsuits against us regarding injury, creation of a hostile workplace, discrimination, wage and hour, team member benefits, sexual harassment and other employment issues. In recent years there has been an increase in the number of discrimination and harassment claims against employers generally. Coupled with the expansion of social media platforms and similar devices that allow individuals access to a broad audience, these claims have had a significant negative impact on some businesses. Companies that have faced employment or harassment-related lawsuits have had to terminate management or other key personnel and have suffered reputational harm that has negatively impacted their businesses. If we experience significant incidents involving employment or harassment-related claims, we could face substantial out-of-pocket losses, fines or negative publicity. In addition, such claims may give rise to litigation, which may be time consuming, distracting to our management team and costly.

The conduct of the brokers through whom we originate could subject us to fines or other penalties.

The brokers through whom we originate have parallel and separate legal obligations to which they are subject. While these laws may not explicitly hold the originating lenders responsible for the legal violations of such brokers, U.S. federal and state agencies increasingly have sought to impose such liability. The U.S. Department of Justice (“DOJ”), through its use of a disparate impact theory under the FHA, is actively holding home loan lenders responsible for the pricing practices of brokers, alleging that the lender is directly responsible for the total fees and charges paid by the borrower even if the lender neither dictated what the broker could charge nor kept the money for its own account. In addition, under the TILA-RESPA Integrated Disclosure (“TRID”) rule, we may be held responsible for improper disclosures made to clients by brokers. We may be subject to claims for fines or other penalties based upon the conduct of the independent home loan brokers with which we do business.

Risks Relating to Privacy and Intellectual Property

The collection, processing, storage, use and disclosure of personal data could give rise to liabilities as a result of governmental regulation, conflicting legal requirements or differing views of personal privacy rights.

In the processing of consumer transactions, our businesses receive, transmit and store a large volume of personally identifiable information and other user data. The collection, sharing, use, disclosure and protection of this information are governed by the privacy and data security policies maintained by us and our businesses. Moreover, there are federal, state and international laws regarding privacy and the storing, sharing, use, disclosure and protection of personally identifiable information and user data. Specifically, personally identifiable information is increasingly subject to legislation and regulations in numerous jurisdictions around the world, the intent of which is to protect the privacy of personal information that is collected, processed and transmitted in or from the governing jurisdiction. In the United States, regulations and interpretations concerning personally identifiable and data security promulgated by state and federal regulators, including the CFPB and FTC, could conflict or give rise to differing views of personal privacy rights. We could be materially and adversely affected if legislation or regulations are expanded to require changes in business practices or privacy policies, or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business, financial condition and results of operations.

Our failure, and/or the failure by the various third-party vendors and service providers with whom we do business, to comply with applicable privacy policies or federal, state or similar international laws and regulations could damage our reputation or the reputation of these businesses, discourage potential users from our products and services and/or result in fines and/or proceedings by governmental agencies and/or consumers, one or all of which could materially and adversely affect our business, financial condition and results of operations.

We could be adversely affected if we inadequately obtain, maintain, protect and enforce our intellectual property and proprietary rights and may encounter disputes from time to time relating to our use of the intellectual property of third parties.

Trademarks and other intellectual property and proprietary rights are important to our success and our competitive position. We rely on a combination of trademarks, service marks, copyrights, patents, trade secrets and domain names, as well as confidentiality procedures and contractual provisions to protect our intellectual property and proprietary rights. Despite these measures, third parties may attempt to disclose, obtain, copy or use intellectual property rights owned or licensed by us and these measures may not prevent misappropriation, infringement, reverse engineering or other violation of intellectual property or proprietary rights owned or licensed by us, particularly in foreign countries where laws or enforcement practices may not protect our proprietary rights as fully as in the United States. Furthermore, confidentiality procedures and contractual provisions can be difficult to enforce and, even if successfully enforced, may not be entirely effective. In addition, we cannot guarantee that we have entered into confidentiality agreements with all team members, partners, independent contractors or consultants that have or may have had access to our trade secrets and other proprietary information. Any issued or registered intellectual property rights owned by or licensed to us may be challenged, invalidated, held unenforceable or circumvented in litigation or other proceedings, including re‑examination, inter partes review, post‑grant review, interference and derivation proceedings and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings), and such intellectual property rights may be lost or no longer provide us meaningful competitive advantages. Third parties may also independently develop products, services and technology similar to or duplicative of our products and services.

In order to protect our intellectual property rights, we may be required to spend significant resources. Litigation brought to protect and enforce our intellectual property rights could be costly, time consuming and could result in the diversion of time and attention of our management team and could result in the impairment or loss of portions of our intellectual property. Furthermore, attempts to enforce our intellectual property rights against third parties could also provoke these third parties to assert their own intellectual property or other rights against us, or result in a holding that invalidates or narrows the scope of our rights, in whole or in part. Our failure to secure, maintain, protect and enforce our intellectual property rights could adversely affect our brands and adversely impact our business.

Our success and ability to compete also depends in part on our ability to operate without infringing, misappropriating or otherwise violating the intellectual property or proprietary rights of third parties. We have encountered, and may in the future encounter, disputes from time to time concerning intellectual property rights of others, including our competitors, and we may not prevail in these disputes. Third parties may raise claims against us alleging an infringement, misappropriation or other violation of their intellectual property rights, including trademarks, copyrights, patents, trade secrets or other intellectual property or proprietary rights. Some third-party intellectual property rights may be extremely broad, and it may not be possible for us to conduct our operations in such a way as to avoid all alleged infringements, misappropriations or other violations of such intellectual property rights. In addition, former employers of our current, former or future team members may assert claims that such team members have improperly disclosed to us the confidential or proprietary information of these former employers. The resolution of any such disputes or litigations is difficult to predict. Future litigation may also involve non-practicing entities or other intellectual property owners who have no relevant product offerings or revenue and against whom our ownership of intellectual property may therefore provide little or no deterrence or protection. An assertion of an intellectual property infringement, misappropriation or other violation claim against us may result in adverse judgments, settlement on unfavorable terms or cause us to spend significant amounts to defend the claim, even if we ultimately prevail and we may have to pay significant money damages, lose significant revenues, be prohibited from using the relevant systems, processes, technologies or other intellectual property (temporarily or permanently), cease offering certain products or services, or incur significant license, royalty or technology development expenses. Defending against such claims could be costly, time consuming and could result in the diversion of time and attention of our management team. In addition, although in some cases a third party may have agreed to indemnify us for such infringement, misappropriation or other violation, such indemnifying party may refuse or be unable to uphold its contractual obligations. In other cases, our insurance may not cover potential claims of this type adequately or at all, and we may be required to pay monetary damages, which may be significant.

Our subsidiary, Quicken Loans, is party to a license agreement with Intuit, Inc. governing the use of the “Quicken Loans” name and trademark that may be terminated if Quicken Loans commits a material breach of its obligations thereunder, undergoes certain changes of control or in certain instances of wrongdoing or alleged wrongdoing.

Quicken Loans licenses the “Quicken Loans” name and trademark from Intuit, Inc. (“Intuit”) on an exclusive, royalty-bearing basis for use in connection with our business in the United States. Although the license is perpetual, Intuit may terminate the license agreement under various circumstances, including, among other things, if Quicken Loans commits a material breach of its obligations thereunder, undergoes certain changes of control, or in certain instances where wrongdoing or alleged wrongdoing by Quicken Loans or any controlling person could have a material adverse effect on Intuit. Termination of the license agreement would preclude us from using the “Quicken Loans” name and trademark, and the transition to a different brand (whether new or existing in our portfolio) would be time consuming and expensive. Any improper use of the “Quicken Loans” name or trademark by us, Intuit or any other third parties could adversely affect our business. We have entered into an agreement with Intuit that, among other things, gives Quicken Loans full ownership of the “Quicken Loans” brand in 2022 in exchange for certain agreements, subject to the satisfaction of certain conditions.

Risks Relating to our Human Capital

We may not be able to hire, train and retain qualified personnel to support our growth, and difficulties with hiring, team member training and other labor issues could adversely affect our ability to implement our business objectives and disrupt our operations.

Our operations depend on the work of our approximately 24,000 team members. Our future success will depend on our ability to continue to hire, integrate, develop and retain highly qualified personnel for all areas of our organization. Any talent acquisition and retention challenges could reduce our operating efficiency, increase our costs of operations and harm our overall financial condition. We could face these challenges if competition for qualified personnel intensifies or the pool of qualified candidates becomes more limited. Additionally, we invest heavily in training our team members, which increases their value to competitors who may seek to recruit them. The inability to attract or retain qualified personnel could have a detrimental effect on our business.

If we cannot maintain our corporate culture, we could lose the innovation, collaboration and focus on the mission that contribute to our business.

We believe that a critical component of our success is our corporate culture and our deep commitment to our mission. We believe this mission-based culture fosters innovation, encourages teamwork and cultivates creativity. Our mission defines our business philosophy as well as the emphasis that we place on our clients, our people and our culture and is consistently reinforced to and by our team members. As we develop the infrastructure of a public company and continue to grow, we may find it difficult to maintain these valuable aspects of our corporate culture and our long-term mission. Any failure to preserve our culture, including a failure due to the growth from becoming a public company, could negatively impact our future success, including our ability to attract and retain team members, encourage innovation and teamwork, and effectively focus on and pursue our mission and corporate objectives.

Loss of our key management could result in a material adverse effect on our business.

Our future success depends to a significant extent on the continued services of our senior management, including Jay Farner, our Chief Executive Officer, Bob Walters, our President and Chief Operating Officer, Julie Booth, our Chief Financial Officer and Angelo Vitale, our General Counsel and Secretary. The experience of our senior management is a valuable asset to us and would be difficult to replace. We do not maintain “key person” life insurance for, or employment contracts with, any of our personnel. The loss of the services of our Chief Executive Officer, our President or our Chief Financial Officer or other members of senior management could disrupt and have a detrimental effect on our business.

Risks Relating to our Corporate Structure

We are a holding company and our principal asset is our equity interests in RKT Holdings, LLC ("Holdings"), and accordingly we are dependent upon distributions from Holdings to pay taxes and other expenses.

We are a holding company and our principal asset is our ownership of Holdings. We have no independent means of generating revenue. As the sole managing member of Holdings, we intend to cause Holdings to make distributions to us, RHI and Dan Gilbert, the three equity holders of Holdings, in amounts sufficient to cover the taxes on their allocable share of the taxable income of Holdings, all applicable taxes payable by us, any payments we are obligated to make under the Tax Receivable Agreement and other costs or expenses. However, certain laws and regulations may result in restrictions on Holdings’ ability to make distributions to us or the ability of Holdings’ subsidiaries to make distributions to it.

To the extent that we need funds, and Holdings or its subsidiaries are restricted from making such distributions, we may not be able to obtain such funds on terms acceptable to us or at all and as a result could suffer an adverse effect on our liquidity and financial condition.

In certain circumstances, Holdings is required to make distributions to us, RHI and Dan Gilbert, and the distributions that Holdings is required to make may be substantial and in excess of our tax liabilities and obligations under the Tax Receivable Agreement. To the extent we do not distribute such excess cash, RHI and Dan Gilbert would benefit from any value attributable to such cash balances as a result of their ownership of Class B common stock (or Class A common stock, as applicable) following an exchange of their Holdings Units and corresponding shares of Class D common stock (or Class C common stock, as applicable).

Holdings is treated as a partnership for U.S. federal income tax purposes and, as such, is not subject to any entity-level U.S. federal income tax. Instead, taxable income is allocated to us, RHI and Dan Gilbert, as holders of Holdings Units. Accordingly, we incur income taxes on our allocable share of any net taxable income of Holdings. Under the operating agreement of Holdings (the “Holdings Operating Agreement”), Holdings is generally required from time to time to make pro rata distributions in cash to its equity holders, RHI, Dan Gilbert and us, in amounts sufficient to cover the taxes on their allocable share of the taxable income of Holdings. As a result of (i) potential non pro rata allocations of net taxable income allocable to us, RHI and Dan Gilbert, (ii) the lower tax rate applicable to corporations as compared to individuals, (iii) the favorable tax benefits that we anticipate receiving from the exchange of Holdings Units and corresponding shares of Class D common stock or Class C common stock and future purchases of Holdings Units (along with corresponding shares of Class D common stock or Class C common stock) from RHI and Dan Gilbert and (iv) the favorable tax benefits that we anticipate receiving from payments under the Tax Receivable Agreement, these tax distributions have been, and we expect that they will continue to be in amounts that exceed our tax liabilities and obligations to make payments under the Tax Receivable Agreement. Our board of directors will determine the appropriate uses for any excess cash so accumulated, which may include, among other uses, any potential dividends, stock buybacks, the payment obligations under the Tax Receivable Agreement and the payment of other expenses. We have no obligation to distribute such cash (or other available cash other than any declared dividend) to our stockholders. No adjustments to the present exchange ratio of one-to-one for Holdings Units and corresponding shares of Class D common stock or Class C common stock will be made as a result of (i) any cash distribution by Holdings or (ii) any cash that we retain and do not distribute to our stockholders.

We are controlled by RHI, an entity controlled by Dan Gilbert, whose interests may conflict with our interests and the interests of other stockholders.

RHI, an entity controlled by Dan Gilbert, our founder and Chairman, holds 99.94% of our issued and outstanding Class D common stock and controls 79% of the combined voting power of our common stock. As a result, RHI is able to control any action requiring the general approval of our stockholders, so long as it owns at least 10% of our issued and outstanding common stock, including the election of our board of directors, the adoption of amendments to our certificate of incorporation and bylaws and the approval of any merger or sale of substantially all of our assets. So long as RHI continues to directly or indirectly own a significant amount of our equity, even if such amount is less than a majority of the combined voting power of our common stock, RHI will continue to be able to substantially influence the outcome of votes on all matters requiring approval by the stockholders, including our ability to enter into certain corporate transactions. The interests of RHI could conflict with or differ from our interests or the interests of our other stockholders. For example, the concentration of ownership held by RHI could delay, defer or prevent a change of control of our Company or impede a merger, takeover or other business combination that may otherwise be favorable for us.

We share our Chief Executive Officer and certain directors with RHI, our Chief Executive Officer does not devote his full time and attention to our affairs, and the overlap may give rise to conflicts.

Our Chief Executive Officer, Jay Farner, continues to serve as Chief Executive Officer of RHI. Although we expect that Jay will continue to devote a majority of his time to the business of the Company, he will not be able to devote his full time, effort and attention to the Company’s affairs. In addition, our Chief Executive Officer, our other executive officers and the directors affiliated with RHI continue to own equity interests in RHI. Furthermore, four members of our board of directors (Dan Gilbert, Jennifer Gilbert, Matthew Rizik and Jay Farner) continue to be directors of RHI and two members of our board of directors (Jay and Matthew) continue to be officers of RHI. The overlap and the ownership of RHI equity interests may lead to actual or apparent conflicts of interest with respect to matters involving or affecting our Company and RHI and its affiliates other than the Company and its subsidiaries (collectively, RHI and its affiliates other than the Company and its subsidiaries, the “RHI Affiliated Entities”). For example, there will be potential for conflicts of interest if there are issues or disputes under the commercial arrangements that will exist between us and the RHI Affiliated Entities or if we or one of the RHI Affiliated Entities look at acquisition or investment opportunities that may be suitable for both companies.

Our certificate of incorporation contains a provision renouncing our interest and expectancy in certain corporate opportunities.

Our certificate of incorporation provides that no RHI Affiliated Entity nor any officer, director, member, partner or employee of any RHI Affiliated Entity (each, an “RHI Party”) has any duty to refrain from engaging in the same or similar business activities or lines of business, doing business with any of our clients or suppliers or employing or otherwise engaging or soliciting for employment any of our directors, officers or employees. Our certificate of incorporation provides that, to the fullest extent permitted by applicable law, we renounce our right to certain business opportunities, and that each RHI party has no duty to communicate or offer such business opportunity to us and is not liable to us or any of our stockholders for breach of any fiduciary or other duty under statutory or common law, as a director, officer or controlling stockholder, or otherwise, by reason of the fact that any such individual pursues or acquires such business opportunity, directs such business opportunity to another person or fails to present such business opportunity, or information regarding such business opportunity, to us. The Exchange Agreement provides that these provisions of our certificate of incorporation may not be amended without RHI’s consent for so long as RHI holds any Holdings Units. These provisions of our certificate of incorporation create the possibility that a corporate opportunity of ours may be used for the benefit of the RHI Affiliated Entities.

We are required to pay RHI and Dan Gilbert for certain tax benefits we may claim, and the amounts we may pay could be significant.

We are parties to a Tax Receivable Agreement with RHI and Dan Gilbert that provides for the payment by us to RHI and Dan Gilbert (or their transferees of Holdings Units or other assignees) of 90% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize (computed using simplifying assumptions to address the impact of state and local taxes) as a result of: (i) certain increases in our allocable share of the tax basis in Holdings’ assets resulting from (a) the purchases of Holdings Units (along with the corresponding shares of our Class D common stock or Class C common stock) from RHI and Dan Gilbert (or their transferees of Holdings Units or other assignees) using the net proceeds from our initial public offering or in any future offering, (b) exchanges by RHI and Dan Gilbert (or their transferees of Holdings Units or other assignees) of Holdings Units (along with the corresponding shares of our Class D common stock or Class C common stock) for cash or shares of our Class B common stock or Class A common stock, as applicable, or (c) payments under the Tax Receivable Agreement; (ii) tax benefits related to imputed interest deemed arising as a result of payments made under the Tax Receivable Agreement; and (iii) disproportionate allocations (if any) of tax benefits to Holdings as a result of section 704(c) of the Internal Revenue Code of 1986, as amended (the “Code”) that relate to the reorganization transactions. The Tax Receivable Agreement makes certain simplifying assumptions regarding the determination of the cash savings that we realize or are deemed to realize from the covered tax attributes, which may result in payments pursuant to the Tax Receivable Agreement in excess of those that would result if such assumptions were not made.

The actual tax benefit, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, including, among others, the timing of exchanges by or purchases from RHI and Dan Gilbert, the price of our Class A common stock at the time of the exchanges or purchases, the extent to which such exchanges are taxable, the amount and timing of the taxable income we generate in the future and the tax rate then applicable, and the portion of our payments under the Tax Receivable Agreement constituting imputed interest.

Future payments under the Tax Receivable Agreement could be substantial. We estimate that, as a result of the amount of the increases in the tax basis in Holdings’ assets from the purchase of Holdings Units (along with the corresponding shares of our Class D common stock) in connection with the initial public offering and over-allotment option (Greenshoe), assuming no material changes in the relevant tax law and that we will have sufficient taxable income to utilize all of the tax attributes covered by the Tax Receivable Agreement when they are first available to be utilized under applicable law, we estimate that future payments to RHI and Dan Gilbert under the Tax Receivable Agreement would aggregate to approximately $549.3 million over the next 20 years and for yearly payments over that time to range between approximately $1.7 million to $41.4 million per year. Future payments under the Tax Receivable Agreements in respect of subsequent purchases or exchanges of Holdings Units (along with the corresponding shares of Class D common stock or Class C common stock) would be in addition to these amounts. The payments under the Tax Receivable Agreement are not conditioned upon RHI’s or Dan Gilbert’s continued ownership of us.

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

In addition, RHI and Dan Gilbert (or their transferees or other assignees) will not reimburse us for any payments previously made if any covered tax benefits are subsequently disallowed, except that any excess payments made to RHI or Dan Gilbert (or such holder’s transferees or assignees) will be netted against future payments that would otherwise be made under the Tax Receivable Agreement with RHI and Dan Gilbert, if any, after our determination of such excess. We could make payments to RHI and Dan Gilbert under the Tax Receivable Agreement that are greater than our actual cash tax savings and may not be able to recoup those payments, which could negatively impact our liquidity.

In addition, the Tax Receivable Agreement provides that in the case of a change in control of the Company or a material breach of our obligations under the Tax Receivable Agreement, we are required to make a payment to RHI and Dan Gilbert in an amount equal to the present value of future payments (calculated using a discount rate equal to the lesser of 6.50% or LIBOR plus 100 basis points, which may differ from our, or a potential acquirer’s, then-current cost of capital) under the Tax Receivable Agreement, which payment would be based on certain assumptions, including those relating to our future taxable income. For additional discussion of LIBOR, see “ - We are exposed to volatility in transitioning from LIBOR as an interest rate index, which can result in higher than market interest rates and may have a detrimental effect on our business. .” In these situations, our obligations under the Tax Receivable Agreement could have a substantial negative impact on our, or a potential acquirer’s, liquidity and could have the effect of delaying, deferring, modifying or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. These provisions of the Tax Receivable Agreement may result in situations where RHI and Dan Gilbert have interests that differ from or are in addition to those of our other stockholders. In addition, we could be required to make payments under the Tax Receivable Agreement that are substantial, significantly in advance of any potential actual realization of such further tax benefits, and in excess of our, or a potential acquirer’s, actual cash savings in income tax.

Finally, because we are a holding company with no operations of our own, our ability to make payments under the Tax Receivable Agreement is dependent on the ability of our subsidiaries to make distributions to us. Our debt agreements restrict the ability of our subsidiaries to make distributions to us, which could affect our ability to make payments under the Tax Receivable Agreement. To the extent that we are unable to make payments under the Tax Receivable Agreement as a result of restrictions in our debt agreements, such payments will be deferred and will accrue interest until paid, which could negatively impact our results of operations and could also affect our liquidity in periods in which such payments are made.

Our organizational documents may impede or discourage a takeover, which could deprive our investors of the opportunity to receive a premium for their shares.

Provisions of our certificate of incorporation and our bylaws may make it more difficult for, or prevent a third party from, acquiring control of us without the approval of our board of directors. These provisions include:

•having a dual class common stock structure, which provides RHI with the ability to control the outcome of matters requiring stockholder approval, even if it beneficially owns significantly less than a majority of the shares of our outstanding common stock;

•having a classified board of directors;

•providing that, when the RHI Affiliated Entities and permitted transferees (collectively, the “RHI Parties”) beneficially own less than a majority of the combined voting power of the common stock, a director may only be removed with cause by the affirmative vote of 75% of the combined voting power of our common stock;

•providing that, when the RHI Parties beneficially own less than a majority of the combined voting power of our common stock, vacancies on our board of directors, whether resulting from an increase in the number of directors or the death, removal or resignation of a director, will be filled only by our board of directors and not by stockholders;

•providing that, when the RHI Parties beneficially own less than a majority of the combined voting power of our common stock, certain amendments to our certificate of incorporation or amendments to our bylaws will require the approval of 75% of the combined voting power of our common stock;

•prohibiting stockholders from calling a special meeting of stockholders;

•authorizing stockholders to act by written consent only until the RHI Parties cease to beneficially own a majority of the combined voting power of our common stock;

•establishing advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings;

•authorizing “blank check” preferred stock, the terms and issuance of which can be determined by our board of directors without any need for action by stockholders; and

•providing that the decision to transfer our corporate headquarters outside of Detroit, Michigan will require the approval of 75% of the combined voting power of our common stock.

Additionally, Section 203 of the Delaware General Corporation Law (the “DGCL”) prohibits a publicly held Delaware corporation from engaging in a business combination with an interested stockholder, unless the business combination is approved in a prescribed manner. An interested stockholder includes a person, individually or together with any other interested stockholder, who within the last three years has owned 15% of our voting stock. We opted out of Section 203 of the DGCL, but our certificate of incorporation includes a provision that restricts us from engaging in any business combination with an interested stockholder for three years following the date that person becomes an interested stockholder. Such restrictions, however, do not apply to any business combination between RHI, any direct or indirect equity holder of RHI or any person that acquires (other than in connection with a registered public offering) our voting stock from RHI or any of its affiliates or successors or any “group,” or any member of any such group, to which such persons are a party under Rule 13d-5 of the Exchange Act and who is designated in writing by RHI as an “RHI Transferee,” on the one hand, and us, on the other.

Until the RHI Parties cease to beneficially own at least 50% of the voting power of our common stock, RHI will be able to control all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and certain corporate transactions. Together, these provisions of our certificate of incorporation and bylaws could make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our Class A common stock. Furthermore, the existence of the foregoing provisions, as well as the significant Class A common stock beneficially owned by RHI, could limit the price that investors might be willing to pay in the future for shares of our Class A common stock. They could also deter potential acquirers of us, thereby reducing the likelihood that you could receive a premium for your Class A common stock in an acquisition.

The provision of our certificate of incorporation requiring exclusive forum in certain courts in the State of Michigan or the State of Delaware or the federal district courts of the United States for certain types of lawsuits may have the effect of discouraging lawsuits against our directors and officers.

Our certificate of incorporation requires, to the fullest extent permitted by law, that (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or stockholders to us or our stockholders, (iii) any action asserting a claim against us arising pursuant to any provision of the DGCL or our certificate of incorporation or our bylaws or (iv) any action asserting a claim against us governed by the internal affairs doctrine has to be brought only in the Third Judicial Circuit, Wayne County, Michigan (or, if the Third Judicial Circuit, Wayne County, Michigan lacks jurisdiction over such action or proceeding, then another state court of the State of Michigan or, if no state court of the State of Michigan has jurisdiction, the United States District Court for the Eastern District of Michigan) or the Court of Chancery of the State of Delaware (or if the Court of Chancery of the State of Delaware lacks jurisdiction, any other state court of the State of Delaware, or if no state court of the State of Delaware has jurisdiction, the federal district court for the District of Delaware), unless we consent in writing to the selection of an alternative forum. The foregoing provision does not apply to claims arising under the Securities Act, the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or other federal securities laws for which there is exclusive federal or concurrent federal and state jurisdiction. Additionally, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Although we believe these exclusive forum provisions benefit us by providing increased consistency in the application of Delaware or Michigan law and federal securities laws in the types of lawsuits to which each applies, the exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers or stockholders, which may discourage lawsuits with respect to such claims. Our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder as a result of our exclusive forum provisions. Further, in the event a court finds either exclusive forum provision contained in our certificate of incorporation to be unenforceable or inapplicable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

We are a “controlled company” within the meaning of the Exchange rules and, as a result, qualify for and intend to rely on exemptions from certain corporate governance requirements.

As long as RHI continues to control a majority of the voting power of our outstanding voting stock, we will be a controlled company within the meaning of the Exchange rules. Under the Exchange rules, a company of which more than 50% of the voting power is held by another person or group of persons acting together is a controlled company and may elect not to comply with certain corporate governance requirements, including the requirements that:

•a majority of the board of directors consist of independent directors;

•the nominating and corporate governance committee be composed entirely of independent directors; and

•the compensation committee be composed entirely of independent directors.

These requirements will not apply to us as long as we remain a controlled company. Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the Exchange.

Transformation into a public company has increased our costs and may disrupt the regular operations of our business.

Since our initial public offering, we have incurred, and expect to in the future incur, significant additional legal, accounting, reporting and other expenses as a result of having publicly traded common stock, including, but not limited to, increased costs related to auditor fees, legal fees, directors’ fees, directors and officers insurance, investor relations and various other costs. We also have incurred, and anticipate that we will continue to incur, costs associated with corporate governance requirements, including requirements under the Exchange Act, the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and the Dodd-Frank Act, as well as rules implemented by the SEC and the Exchange. Compliance with these rules and regulations makes some activities more difficult, time consuming, or costly, and as a result may place a strain, on our systems and resources. Moreover, the additional demands associated with being a public company may disrupt regular operations of our business by diverting the attention of some of our senior management team away from revenue-producing activities.

Furthermore, because we had not operated as a company with publicly traded common stock prior to our initial public offering, we might not be successful in implementing these requirements.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us, which could have an adverse effect on our business, financial condition and results of operations.

Risks Related to Ownership of Our Class A Common Stock

If we are unable to effectively implement or maintain a system of internal control over financial reporting, we may not be able to accurately or timely report our financial results and our stock price could be adversely affected.

Section 404 of Sarbanes-Oxley requires us to evaluate the effectiveness of our internal control over financial reporting as of the end of each fiscal year, include a management report assessing the effectiveness of our internal control over financial reporting, and include a report issued by our independent registered public accounting firm based on its audit of the Company’s internal control over financial reporting, in each case, beginning with our Annual Report on Form 10-K for the year ending December 31, 2021. We may identify weaknesses or deficiencies that we may be unable to remedy before the requisite deadline for those reports. Our ability to comply with the annual internal control report requirements will depend on the effectiveness of our financial reporting and data systems and controls across the Company. We expect these systems and controls to involve significant expenditures and to become increasingly complex as our business grows. To effectively manage this complexity, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. Any weaknesses or deficiencies or any failure to implement required new or improved controls, or difficulties encountered in the implementation or operation of these controls, could harm our operating results and cause us to fail to meet our financial reporting obligations or result in material misstatements in our financial statements, which could adversely affect our business and reduce our stock price.

Future sales of our common stock, or the perception in the public markets that these sales may occur, may depress the price of our Class A common stock.

Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales may occur, could have an adverse effect on our stock price and could impair our ability to raise capital through the sale of additional stock. In the future, we may attempt to obtain financing or to further increase our capital resources by issuing additional shares of our common stock. Issuing additional shares of our Class A common stock, Class B common stock or other equity securities or securities convertible into equity may dilute the economic and voting rights of our existing stockholders or reduce the market price of our Class A common stock or both. Issuing additional shares of our Class C common stock or Class D common stock, when issued with corresponding Holdings Units, may also dilute the economic and voting rights of our existing stockholders or reduce the market price of our Class A common stock or both.

As of December 31, 2020, we had 115,372,565 shares of Class A Common Stock outstanding and 1,869,079,483 shares of Class A Common Stock issuable upon potential exchanges and/or conversions. Of these shares, the 115,000,000 shares sold in the IPO are freely tradable without further restriction under the Securities Act. The remaining 1,869,452,048 shares of Class A Common Stock outstanding as of December 31, 2020 (including shares issuable upon exchange and/or conversion) are “restricted securities,” as that term is defined under Rule 144 of the Securities Act. The holders of these “restricted securities” are entitled to dispose of their shares pursuant to (i) the applicable holding period, volume and other restrictions of Rule 144 or (ii) another exemption from registration under the Securities Act. Additional sales of a substantial number of our shares of Class A Common Stock in the public market, or the perception that sales could occur, could have a material adverse effect on the price of our Class A Common Stock.

We have filed a registration statement under the Securities Act registering 105,263,158 shares of our Class A common stock reserved for issuance under the 2020 Omnibus Incentive Plan and our Employee Stock Purchase Plan (“ESPP”). We have entered into a Registration Rights Agreement pursuant to which we have granted demand and piggyback registration rights to RHI, Dan Gilbert and the affiliates of Dan Gilbert.

The price of our Class A common stock has been, and may in the future be, volatile and your investment in our common stock could suffer a decline in value.

The market price for our Class A common stock has been, and may in the future be, volatile and could fluctuate significantly in response to a number of factors, most of which we cannot control. These factors include, among others, intense competition in the markets we serve; failure to accurately predict the demand or growth of new financial products and services that we are developing; fluctuations in quarterly revenue and operating results, as well as differences between our actual financial and operating results and those expected by investors; the public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC; announcements relating to litigation; guidance, if any, that we provide to the public, any changes in such guidance or our failure to meet such guidance; changes in financial estimates or ratings by any securities analysts who follow our Class A common stock, our failure to meet such estimates or failure of those analysts to initiate or maintain coverage of our Class A common stock; the sustainability of an active trading market for our Class A common stock; investor perceptions of the investment opportunity associated with our Class A common stock relative to other investment alternatives; the inclusion, exclusion or deletion of our Class A stock from any trading indices; future sales of our Class A common stock by our officers, directors and significant stockholders; the effect on our business and results of operations from system failures and disruptions, hurricanes, wars, acts of terrorism, pandemics, other natural disasters or responses to such events; novel and unforeseen market forces and trading strategies by third parties, including those who post anonymously on social media; short selling of our Class A common stock or related derivative securities; and price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole. These broad market and industry factors may seriously harm the market price of our Class A common stock, regardless of our operating performance. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, we could incur substantial costs and our resources and the attention of management could be diverted from our business.

The dual class structure of our common stock may adversely affect the trading market for our Class A common stock.

In July 2017, S&P Dow Jones and FTSE Russell announced changes to their eligibility criteria for the inclusion of shares of public companies on certain indices, including the Russell 2000, the S&P 500, the S&P MidCap 400 and the S&P SmallCap 600, to exclude companies with multiple classes of shares of common stock from being added to these indices. As a result, our dual class capital structure would make us ineligible for inclusion in any of these indices, and mutual funds, exchange-traded funds and other investment vehicles that attempt to passively track these indices will not be investing in our stock. Furthermore, we cannot assure you that other stock indices will not take a similar approach to S&P Dow Jones or FTSE Russell in the future. Exclusion from indices could make our Class A common stock less attractive to investors and, as a result, the market price of our Class A common stock could be adversely affected.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We currently operate through a network of fourteen corporate offices, six client support locations and four call centers, located throughout the United States and Canada, which are all leased. Our headquarters and principal executive offices are located at 1050 Woodward Avenue, Detroit, Michigan 48226. At this location, as of December 31, 2020, we lease office space totaling approximately 455,000 rentable square feet from an affiliate of Rocket Companies. The lease for our offices at 1050 Woodward Avenue expires on December 31, 2028 unless terminated earlier under certain circumstances specified in our leases. We believe that our facilities are in good operating condition and adequately meet our current needs, and that additional or alternative space to support future use and expansion will be available on reasonable commercial terms.

Item 3. Legal Proceedings

For a discussion of our “Legal Proceedings,” refer to Note 13 Commitments, Contingencies, and Guarantees in the notes to our audited consolidated financial statements of this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Initial Public Offering

On August 10, 2020 we completed our IPO. Pursuant to the Registration Statement on Form S-1 (Registration No. 333-239726), which was declared effective by the SEC on August 5, 2020, we registered 100,000,000 shares of Class A common stock. All 100,000,000 shares of our Class A common stock were sold in the IPO at a price per share to the public of $18.00 for an aggregate offering price of $1.8 billion. Goldman Sachs & Co. LLC, Morgan Stanley & Co. LLC, Credit Suisse Securities (USA) LLC, J.P. Morgan Securities LLC and RBC Capital Markets, LLC were the representatives of the underwriters. The following tables show the per share and total underwriting discounts and commissions to be paid by us to the underwriters:

Underwriting Discounts and Commissions Paid By Us
Per Share	$0.41
Total	$40,500,000

The total net proceeds of the IPO were approximately $1.760 billion. Of the proceeds, approximately $40.5 million was used to pay underwriting discounts and commissions, and the remaining $1.720 billion was used to purchase 100,000,000 of Holdings units and corresponding shares of Class D common stock from RHI.

We incurred costs relating to the IPO in the amount of $14.5 million, which were paid or otherwise borne by Holdings. There has been no material change in the planned use of the IPO net proceeds from the use of proceeds described in the prospectus relating to the IPO.

Additionally, on September 9, 2020, we sold an additional 15,000,000 shares of Class A common stock, pursuant to the underwriters’ exercise in full of the over-allotment option that was granted to the underwriters in connection with our initial public offering. The purchase price per share was $17.59 (the offering price per share to the public of $18.00 per share minus the underwriting discount and commissions). The total proceeds of the over-allotment sale was $263.9 million. We used the net proceeds from the exercise of the over-allotment option to purchase 15,000,000 Holding Units and corresponding shares of Class D common stock from RHI.

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

On August 5, 2020, we entered into an acquisition agreement with RHI and its direct subsidiary Amrock Holdings Inc. pursuant to which we acquired on August 14, 2020 Amrock Title Insurance Company ("ATI"), a title insurance underwriting business, for total aggregate consideration of $14.4 million that consisted of 800,000 Holdings Units and shares of Class D common stock of Rocket Companies, Inc. valued at the price to the public in the initial public offering of $18.00 per share (such acquisition, the "ATI acquisition"). ATI's net income for the year ended December 31, 2019 was $4.7 million. The acquisition of ATI was consummated on August 14, 2020. The shares of Class D common stock described above were issued in reliance on the exemption contained in Section 4(a)(2) of the Securities Act on the basis that the transaction did not involve a public offering. No underwriters were involved in the transaction.

Share Repurchase Authorization

On November 10, 2020, our board of directors approved a share repurchase program of up to $1.0 billion of our Common Stock, including both Class A and Class D, which repurchases may be made, from time to time, in privately negotiated transactions or in the open market, in accordance with applicable securities laws (the “Share Repurchase Program”). The Share Repurchase Program will remain in effect for a two-year period. The Share Repurchase Program authorizes but does not obligate the Company to make any repurchases at any specific time. The timing and extent to which the Company repurchases its shares will depend upon, among other things, market conditions, share price, liquidity targets, regulatory requirements and other factors. As of December 31, 2020 no shares have been repurchased under the Share Repurchase Program.

Special Dividend

On February 25, 2021, our board of directors authorized and declared a cash dividend (the "Special Dividend") of $1.11 per share to the holders of our Class A common stock. The Special Dividend was paid on March 23, 2021 to holders of the Class A common stock of record as of the close of business on March 9, 2021. The Company funded the Special Dividend from cash distributions of approximately $2.2 billion by RKT Holdings, LLC to all of its members, including the Company.

Performance Graph

Set forth below is a graph comparing the percentage change in the cumulative total shareholder return on our common stock against the cumulative total return of a broad market index composed of all issuers listed on the S&P 500, NASDAQ, and DJUSMF, which is an industry index comprised of mortgage financing companies, for the period of the initial listing of our stock on August 6, 2020 to year ended December 31, 2020. This graph assumes an initial investment of $100 on August 6, 2020 and reflects the cumulative total return on that investment, including the reinvestment of all dividends where applicable, through December 31, 2020. The comparisons in this graph are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

Comparison of Total Return August 6, 2020 to December 31, 2020
$160.00
$150.00
$140.00
$130.00
$120.00
$110.00
$100.00
$90.00
$80.00
$70.00
8/6/2020
8/27/2020
9/17/2020
10/8/2020
10/29/2020
11/19/2020
12/10/2020
12/31/2020
RKT
S&P 500
DJUSMF
NASDAQ

The information included under the heading “Performance Graph” is not to be treated as “soliciting material” or as “filed” with the SEC, and is not incorporated by reference into any filing by the Company under the Securities Act or the Exchange Act that is made on, before or after the date of filing of this Annual Report on Form 10-K.

Item 6. Selected Financial Data

The following table sets forth selected financial information on a historical basis. The following information should be read in conjunction with the information included in “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and the Consolidated Financial Statements and the Notes thereto.

Condensed Statement of Income (Unaudited)	Year Ended December 31,
($ in thousands)	2020	2019	2018	2017	2016
Revenue
Gain on sale of loans, net	$15,070,703	$4,911,307	$2,927,888	$3,379,196	$3,874,117
Servicing fee income	1,074,255	950,221	820,370	696,638	576,168
Change in fair value of MSRs	(2,294,240)	(1,596,631)	(228,723)	(569,391)	(213,010)
Interest income, net	84,070	115,834	101,601	56,609	71,195
Other income	1,800,394	736,589	588,428	586,592	577,529
Total revenue, net	$15,735,182	$5,117,320	$4,209,564	$4,149,644	$4,885,999
Expenses
Salaries, commissions and team member benefits	$3,238,301	$2,082,797	$1,703,460	$1,686,811	$1,529,200
General and administrative expenses	1,053,080	685,028	592,504	541,400	488,233
Marketing and advertising expenses	949,933	905,000	878,027	787,844	674,644
Depreciation and amortization	74,316	74,952	76,917	68,813	61,935
Interest and amortization expense on non-funding debt	186,301	136,853	130,022	77,967	74,716
Other expenses	701,594	328,250	210,530	216,072	239,628
Total expenses	$6,203,525	$4,212,880	$3,591,460	$3,378,907	$3,068,356
Income before income taxes	$9,531,657	$904,440	$618,104	$770,737	$1,817,643
Provision for income taxes	(132,381)	(7,310)	(3,244)	(948)	(10,104)
Net income	$9,399,276	$897,130	$614,860	$769,789	$1,807,539
Net income attributable to non-controlling interest	(9,201,325)	(897,130)	(614,860)	(769,789)	(1,807,539)
Net income attributable to Rocket Companies	$197,951	$—	$—	$—	$—

Earnings per share of Class A common stock:
Basic	$1.77	N/A	N/A	N/A	N/A
Diluted	$1.76	N/A	N/A	N/A	N/A

Condensed Balance Sheet (Unaudited)	As of December 31,
($ in thousands)	2020	2019	2018	2017	2016
Assets
Cash and cash equivalents	$1,971,085	$1,394,571	$1,089,039	$1,448,303	$795,153
Mortgage loans held for sale, at fair value	22,865,106	13,275,735	5,784,812	7,175,947	6,167,658
Interest rate lock commitments (“IRLCs”), at fair value	1,897,194	508,135	245,663	250,700	294,667
Mortgage servicing rights (“MSRs”), at fair value	2,862,685	2,874,972	3,180,530	2,450,081	2,206,388
Other assets	7,938,532	2,069,433	1,290,558	2,007,457	1,211,397
Total assets	$37,534,602	$20,122,846	$11,590,602	$13,332,488	$10,675,263
Liabilities and equity
Funding facilities	$17,742,573	$12,041,878	$5,076,603	$6,120,784	$5,817,767
Other financing facilities and debt:	3,678,312	2,595,038	2,483,254	2,401,055	1,235,876
Other liabilities	8,231,561	1,970,375	1,241,959	1,968,214	1,111,103
Total liabilities	$29,652,446	$16,607,291	$8,801,816	$10,490,053	$8,164,746
Total equity	$7,882,156	$3,515,555	$2,788,786	$2,842,435	$2,510,517

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by reference to, our consolidated financial statements and the related notes and other information included elsewhere in this Annual Report on Form 10-K (the “Form 10-K”). This discussion and analysis contains forward-looking statements that involve risks and uncertainties which could cause our actual results to differ materially from those anticipated in these forward-looking statements, including, but not limited to, risks and uncertainties discussed below under the heading “Special Note Regarding Forward-Looking Statements,” and in Part I and elsewhere in this Form 10-K.

Special Note Regarding Forward-Looking Statements

This Form 10-K contains forward-looking statements, which involve risks and uncertainties. These forward-looking statements are generally identified by the use of forward-looking terminology, including the terms “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would” and, in each case, their negative or other various or comparable terminology. All statements other than statements of historical facts contained in this Form 10-K, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth are forward-looking statements. As you read this Form 10-K, you should understand that these statements are not guarantees of performance or results. They involve known and unknown risks, uncertainties and assumptions, including those described under the heading “Risk Factors” in this Form 10-K. Although we believe that these forward-looking statements are based upon reasonable assumptions, you should be aware that many factors, including those described under the heading “Risk Factors” in this Form 10-K, could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements.

Our forward-looking statements made herein are made only as of the date of this Form 10-K. We expressly disclaim any intent, obligation or undertaking to update or revise any forward-looking statements made herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statements are based. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this Form 10-K.

Executive Summary

We are a Detroit-based holding company consisting of tech-driven real estate, mortgage and eCommerce businesses. We are committed to providing an industry-leading client experience powered by our platform. In addition to Rocket Mortgage, the nation’s largest mortgage lender, we have expanded into complementary industries, such as real estate services, personal lending, and auto sales where we seek to deliver innovative client solutions leveraging our Rocket platform.
Recent Developments
Business Update in Response to COVID-19 Impact

As of December 31, 2020, 80,000 clients, or 3.9% of the total serviced portfolio, have entered into a forbearance plan related to COVID-19. Since year end, we’ve seen positive developments in the number of clients entering into forbearance and as of February 28, 2021, the total number of clients in a forbearance plan related to COVID-19 was 74,000, or 3.4% of the portfolio.
Year ended December 31, 2020 summary
For the year ended December 31, 2020, we originated $320.2 billion in residential mortgage loans, which was a $175.0 billion, or 120.6%, increase from the year ended December 31, 2019. Our net income was $9.4 billion for the year ended December 31, 2020, compared to a net income of $897.1 million for the year ended December 31, 2019. We generated $11.1 billion of Adjusted EBITDA for the year ended December 31, 2020, which was an increase of $9.2 billion, or 472.1%, compared to $1.9 billion for the year ended December 31, 2019. For more information on Adjusted EBITDA, please see “Non-GAAP Financial Measures” below.

The increase in net income and Adjusted EBITDA was primarily driven by an increase of $10.2 billion, or 206.9% in gain on sale of loans, net which was driven primarily by the increase in origination volume in the year ended December 31, 2020 noted above. Other income also increased $1.1 billion, or 144.4%, due primarily to revenue generated from Amrock's title insurance services, property valuation and settlement services that were also driven by the increase in origination volume noted above and revenue earned at Rocket Loans from processing 19.9 million unique loan recommendations through the economic injury disaster loans program offered by the Small Business Administration in response to the COVID-19 pandemic, which has not continued beyond 2020. These increases were partially offset by an increase in collection/realization of cash flows from MSRs of $284.5 million, or 35.3%, which is a reduction in revenue primarily due to an increase in the volume of loans paid in full prior to their scheduled maturity from our servicing portfolio (referred to as ‘prepayment speed’) in the year ended December 31, 2020 as compared to the year ended of December 31, 2019. In addition, the year ended December 31, 2020 results include increased expenses associated with higher production levels as compared to the year ended December 31, 2019 results. The increase in production led to an increase in salaries, commissions and team member benefits of $1.2 billion, or 55.5%, primarily due to variable compensation and an increase in team members in production roles to support our continued growth. General and administrative costs also increased by $368.1 million, or 53.7%, in the year ended December 31, 2020 as compared to the year ended December 31, 2019 driven primarily by higher loan processing expenses due to increased production as well as expenses associated with the increased revenues from Rocket Loans noted above. Other expenses increased by $497.8 million, or 121.3%, in the year ended December 31, 2020 as compared to the year ended December 31, 2019 driven by expenses incurred to support the higher level of title insurance services, property valuation and settlement services due to the increased origination volumes noted above. Other expenses also increased due to an increase in payoff interest expense that resulted from an increase in the volume of loans paid in full prior to their scheduled maturity from our servicing portfolio and due to expenses incurred in connection with the sale of MSRs in the year ended December 31, 2020. When individual loans are paid off, we are required to remit interest for an entire month regardless of the date of payoff; however, clients are only responsible for interest accrued up to the date of payoff. The difference between the interest we are required to remit to investors and the interest we collect from the client as a result of an early payoff is referred to as “payoff interest”.

As of December 31, 2020, our servicing portfolio, including loans subserviced for others, included approximately $409.6 billion of UPB and 2.1 million client loans. The portfolio primarily consists of high quality performing GSE and government (FHA and VA) loans. As of December 31, 2020, we had approximately 80,000 clients on forbearance plans, which represents approximately 3.9% of our total client serviced loans portfolio. Our delinquent loans (defined as 60-plus days past-due) were 3.91% of our total portfolio. Excluding clients in forbearance plans, our delinquent loans (defined as 60-plus days past-due) were 0.84% as of December 31, 2020. We monitor the MSR portfolio on a regular basis seeking to optimize our portfolio by evaluating the risk and return profile of the portfolio. As part of these efforts we sold the servicing on approximately 240,000 loans with $90.8 billion in UPB during the year ended December 31, 2020. These sales were more than offset by new loans that were added to the MSR portfolio organically during the period.

Year ended December 31, 2019 summary

For the year ended December 31, 2019, we originated $145.2 billion in residential mortgage loans, which was a $62.1 billion, or 74.7% increase from the year ended December 31, 2018. Our net income was $897.1 million for the year ended December 31, 2019, up $282.3 million, or 45.9%, compared to $614.9 million for the year ended December 31, 2018. We generated $1,945.8 million of Adjusted EBITDA for the year ended December 31, 2019, which was an increase of $1,413.8 million, or 265.7%, in the year ended December 31, 2019, compared to $532.0 million in the year ended December 31, 2018. For more information on Adjusted EBITDA, please see "—Non-GAAP Financial Measures" below.

The increase in net income and Adjusted EBITDA was primarily driven by an increase of $1,983.4 million, or 67.7% in gain on sale of loans, net driven primarily by the increase in origination volume in 2019 noted above, an increase in other income of $148.2 million, or 25.2%, due primarily to revenues generated from title and closing activities that were also driven by the increase in origination volume noted above, and an increase in servicing fee income of $129.9 million, or 15.8%, resulting from continued growth in our servicing portfolio. These increases were partially offset by an increase in collection/realization of cash flows from MSRs of $251.4 million, or 45.3%, which is a reduction in revenue primarily due to higher prepayment speeds in 2019 as compared to 2018. In addition, 2019 results include increased expenses associated with higher production levels as compared to 2018 results. The increase in production led to an increase in salaries, commissions and employee benefits of 379.3 million, or 22.3%, primarily due to variable compensation and an increase in team members in production roles to support our continued growth. General and administrative costs also increased by $92.5 million, or 15.6%, in 2019 as compared to 2018 driven primarily by higher loan processing expenses due to increased production as well as expenses associated with a resolution with the Department of Justice in 2019. Other expenses increased by $119.8 million, or 41.2%, in 2019 as compared to 2018 driven primarily driven by an increase in payoff interest expense that resulted from an increase in prepayment speeds. Other expenses also increased in 2019 due to expenses incurred in connection with the sale of MSRs and an increase in expenses incurred to support the higher level of title and closing activities due to the increased origination volumes noted above.

As of December 31, 2019, our servicing portfolio, including loans subserviced for others, included approximately $338.6 billion of UPB and 1.8 million client loans. The portfolio primarily consists of high quality performing GSE and government (FHA and VA) loans. We sold the servicing of approximately 153,000 loans with $42.5 billion in UPB during 2019. These sales were more than offset by new loans that were added to the MSR portfolio during the year.
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

We define “Adjusted Revenue” as total revenues net of the change in fair value of mortgage servicing rights (“MSRs”) due to valuation assumptions. We define “Adjusted Net Income” as tax-effected earnings before stock-based compensation expense and the change in fair value of MSRs due to valuation assumptions, and the tax effects of those adjustments. We define “Adjusted Diluted EPS” as Adjusted Net Income divided by the diluted weighted average number of Class A common stock outstanding for the applicable period, which assumes the pro forma exchange and conversion of all outstanding Class D common stock for Class A common stock. We define “Adjusted EBITDA” as earnings before interest and amortization expense on non-funding debt, income tax, and depreciation and amortization, net of the change in fair value of MSRs due to valuation assumptions (net of hedges) and stock-based compensation expense. We exclude from each of these non-GAAP revenues the change in fair value of MSRs due to valuation assumptions (net of hedges) as this represents a non-cash non-realized adjustment to our total revenues, reflecting changes in assumptions including discount rates and prepayment speed assumptions, mostly due to changes in market interest rates, which is not indicative of our performance or results of operation. Adjusted EBITDA includes interest expense on funding facilities, which are recorded as a component of “interest income, net”, as these expenses are a direct cost driven by loan origination volume. By contrast, interest and amortization expense on non-funding debt is a function of our capital structure and is therefore excluded from Adjusted EBITDA.

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
Because of these limitations, Adjusted Revenue, Adjusted Net Income, Adjusted Diluted EPS and Adjusted EBITDA are not intended as alternatives to total revenue, net income attributable to Rocket Companies or net income (loss) as an indicator of our operating performance and should not be considered as measures of discretionary cash available to us to invest in the growth of our business or as measures of cash that will be available to us to meet our obligations. We compensate for these limitations by using Adjusted Revenue, Adjusted Net Income, Adjusted Diluted EPS and Adjusted EBITDA along with other comparative tools, together with U.S. GAAP measurements, to assist in the evaluation of operating performance. See below for reconciliation of these non-GAAP measures to their most comparable U.S. GAAP measures. Additionally, our U.S. GAAP-based measures can be found in the consolidated financial statements and related notes included elsewhere in this Form 10-K.

Reconciliation of Adjusted Revenue to Total Revenue, net

Reconciliation of Adjusted Revenue to Total Revenue, net	Year Ended December 31,
($ in thousands)	2020	2019	2018
Total Revenue, net	$15,735,182	$5,117,320	$4,209,564
Change in fair value of MSRs due to valuation assumptions (net of hedges)(1)	1,203,041	789,901	(326,637)
Adjusted Revenue	$16,938,223	$5,907,221	$3,882,927

(1)    Reflects changes in assumptions including discount rates and prepayment speed assumptions, mostly due to changes in market interest rates.
Reconciliation of Adjusted Net Income to Net Income Attributable to Rocket Companies

Reconciliation of Adjusted Net Income to Net Income Attributable to Rocket Companies	Year Ended December 31,
($ in thousands)	2020	2019	2018
Net income attributable to Rocket Companies	$197,951	$—	$—
Net income impact from pro forma conversion of Class D common shares to Class A common shares(1)	9,203,435	898,497	615,132
Adjustment to the provision for income tax(2)	(2,235,345)	(217,059)	(147,949)
Tax-effected net income(2)	$7,166,041	$681,438	$467,183
Non-cash stock compensation expense	136,187	39,703	33,636
Change in fair value of MSRs due to valuation assumptions (net of hedges)(3)	1,203,041	789,901	(326,637)
Tax impact of adjustments(4)	(332,456)	(205,493)	71,639
Other tax adjustments(5)	4,548	—	—
Adjusted Net Income	$8,177,361	$1,305,549	$245,821

(1)    Reflects net income to Class A common stock from pro forma exchange and conversion of corresponding shares of our Class D common shares held by non-controlling interest holders as of December 31, 2020.
(2)    Rocket Companies will be subject to U.S. Federal income taxes, in addition to state, local and Canadian taxes with respect to its allocable share of any net taxable income of Holdings. The adjustment to the provision for income tax reflects the effective tax rates below, assuming the Issuer owns 100% of the non-voting common interest units of Holdings.

	December 31,
	2020	2019	2018
Statutory U.S. Federal Income Tax Rate	21.00%	21.00%	21.00%
Canadian taxes	0.01%	0.01%	0.01%
State and Local Income Taxes (net of federal benefit)	3.86%	3.76%	3.44%
Effective Income Tax Rate for Adjusted Net Income	24.87%	24.77%	24.45%
(3)    Reflects changes in assumptions including discount rates and prepayment speed assumptions, mostly due to changes in market interest rates.
(4)    Tax impact of adjustments gives effect to the income tax related to non-cash stock compensation expense and change in fair value of MSRs due to valuation assumptions at the above described effective tax rates for each period.
(5)    Represents tax benefits due to the amortization of intangible assets and other tax attributes resulting from the purchase of Holdings units, net of payment obligations under Tax Receivable Agreement.

Reconciliation of Adjusted Diluted Weighted Average Shares Outstanding to Diluted Weighted Average Shares Outstanding

Reconciliation of Adjusted Diluted Weighted Average Shares Outstanding to Diluted Weighted Average Shares Outstanding	Year Ended December 31,
($ in thousands, except per share)	2020	2019	2018
Diluted weighted average Class A common shares outstanding	116,238,493	N/A(3)	N/A(3)
Assumed pro forma conversion of Class D shares(1)	1,872,476,780	N/A(3)	N/A(3)
Adjusted diluted weighted average shares outstanding	1,988,715,273	N/A(3)	N/A(3)

Adjusted Net Income(2)	$8,177,361	N/A(3)	N/A(3)
Adjusted Diluted EPS	$4.11	N/A(3)	N/A(3)

(1)    Reflects the pro forma exchange and conversion of non-dilutive all Class D common stock to Class A common stock.
(2)    Represents Adjusted Net Income for the full period as presented.
(3)    This non-GAAP measure is not applicable for these periods, as the reorganization transactions had not yet occurred.

Reconciliation of Adjusted EBITDA to Net Income

Reconciliation of Adjusted EBITDA to Net Income	Year Ended December 31,
($ in thousands)	2020	2019	2018
Net income	$9,399,276	$897,130	$614,860
Interest and amortization expense on non-funding debt	186,301	136,853	130,022
Income tax provision	132,381	7,310	3,244
Depreciation and amortization	74,316	74,952	76,917
Non-cash stock compensation expense	136,187	39,703	33,636
Change in fair value of MSRs due to valuation assumptions (net of hedges)(1)	1,203,041	789,901	(326,637)
Adjusted EBITDA	$11,131,502	$1,945,849	$532,042

(1)    Reflects changes in assumptions including discount rates and prepayment speed assumptions, mostly due to changes in market interest rates.
Key Performance Indicators
We monitor a number of key performance indicators to evaluate the performance of our business operations. Our loan production key performance indicators enable us to monitor our ability to generate gain on sale revenue as well as understand how our performance compares to the total mortgage origination market. Our servicing portfolio key performance indicators enable us to monitor the overall size of our servicing portfolio of business, the related value of our mortgage servicing rights, and the health of the business as measured by the average MSR delinquency rate. Other key performance indicators for other Rocket Companies, besides Rocket Mortgage ("Other Rocket Companies"), allow us to monitor both revenues and unit sales generated by these businesses. We also include Rockethomes.com average unique monthly visits, as we believe traffic on the site is an indicator of consumer interest.

The following summarizes key performance indicators of the business:

	Year Ended December 31,
(Units and $ in thousands)	2020	2019	2018
Rocket Mortgage(1)
Loan Production Data
Closed loan origination volume	$320,208,777	$145,179,577	$83,121,668
Direct to Consumer origination volume	200,543,558	92,476,450	$64,152,307
Partner Network origination volume	119,665,219	52,703,127	$18,989,361
Total Market Share(2)	8.4%	6.4%	5.0%
Gain on sale margin(3)	4.46%	3.19%	3.55%
Servicing Portfolio Data
Total serviced UPB (includes subserviced)	$409,552,743	$338,639,281	$314,735,582
Total loans serviced (includes subserviced)	2,059.2	1,802.2	1,726.0
MSR fair value multiple(4)	2.53	3.01	3.80
Total serviced delinquency rate, excluding loans in forbearance (60+)	0.84%	1.01%	0.74%
Total serviced MSR delinquency rate (60+)	3.91%	1.01%	0.74%
Net client retention rate(5)	91%	94%	95%
Other Rocket Companies
Amrock gross revenue(6)	$1,251,381	$558,622	$407,076
Amrock closings	1,040.1	444.9	315.3
Rocket Homes gross revenue(6)	$45,628	$43,068	$35,576
Rocket Homes real estate transactions	27.4	30.3	21.9
Rockethomes.com average unique monthly visits(7)	568.5	180.0	17.1
Rocket Loans gross revenue(6)	$393,879	$24,751	$17,482
Rocket Loans closed units(8)	9.1	25.7	19.6
Rock Connections gross revenue(6)	$90,196	$100,843	$102,447
Rocket Auto gross revenue(6)(9)	$23,663	$13,209	$6,799
Rocket Auto car sales	32.1	20.0	9.7
Core Digital Media gross revenue(6)	$252,538	$237,239	$204,989
Core Digital Media client inquiries generated	4,928.3	5,970.7	6,710.6
Total Other Rocket Companies gross revenue	$2,057,285	$977,732	$774,369
Total Other Rocket Companies net revenue(10)	$1,743,463	$689,490	$558,534

(1)    Rocket Mortgage origination volume and gain on sale margins exclude all reverse mortgage activity.
(2)    Market share information is calculated based on one to four family mortgage originations as reported by the Mortgage Bankers Association as of March 2021.

(3)    Gain on sale margin is the gain on sale of loans, net divided by net rate lock volume for the period, excluding all reverse mortgage activity. Gain on sale of loans, net includes the net gain on sale of loans, fair value of originated MSRs, and fair value adjustment on loans held for sale, divided by the UPB of loans subject to IRLC’s during the applicable period.
(4)    MSR fair market value multiple is a metric used to determine the relative value of the MSR asset in relation to the annualized retained servicing fee, which is the cash that the holder of the MSR asset would receive from the portfolio as of such date. It is calculated as the quotient of (a) the MSR fair market value as of a specified date divided by (b) the weighted average annualized retained servicing fee for our MSR portfolio as of such date. The weighted average annualized retained servicing fee for our MSR portfolio was 0.304%, 0.307%, and 0.283% for the years ended December 31, 2020, 2019, and 2018, respectively. The vast majority of our portfolio consists of originated MSRs and consequently, the impact of purchased MSRs does not have a material impact on our weighted average service fee.

(5)    This metric measures our retention across a greater percentage of our client bases versus our recapture rate. We define "net client retention rate" as the number of clients that were active at the beginning of a period and which remain active at the end of the period, divided by the number of clients that were active at the beginning of the period. This metric excludes clients whose loans were sold during the period as well as clients to whom we did not actively market to due to contractual prohibitions or other business reasons. We define "active" as those clients who do not pay-off their mortgage with us and originate a new mortgage with another lender during the period.

We define mortgage recapture rate as the total UPB of our clients that originate a new mortgage with us in a given period divided by total UPB of the clients that paid off their existing mortgage and originated a new mortgage in the same period. This calculation excludes clients to whom we did not actively market due to contractual prohibitions or other business reasons. We had previously used "retention" to describe this measure. "Recapture" and "retention" can be used synonymously by industry participants. Our recapture rate was 82%, 79%, and 73% for refinance transactions for the year ended December 31, 2020, 2019, and 2018, respectively. Our overall recapture rate was 73%, 64%, and 54% for the year ended December 31, 2020, 2019, and 2018 respectively.

(6)    This revenue is only reported annually.

(7)    Rockethomes.com average unique monthly visits is calculated by a third party service that monitors website activity. This metric does not have a direct correlation to revenues and is used primarily to monitor consumer interest in the Rockethomes.com site.
(8)    In addition to the closed loans Rocket Loans disclosed here, as noted above, during the year ended December 31, 2020, we also processed more than 19.9 million unique loan recommendations through the economic injury disaster loans program offered by the Small Business Administration.

(9)    Rocket Auto gross revenues includes all revenues generated from facilitating auto sales. In 2020, Rocket Auto became a distinct legal entity. Prior to its formation, revenues generated from facilitating car sales were included as part of Rock Connections gross revenue. For comparability, we have reclassified all revenues related to the facilitation of auto sales to the Rocket Auto gross revenues line from Rock Connections gross revenue.

(10)    Net revenue presented above is calculated as gross revenues less intercompany revenue eliminations. A portion of the Other Rocket Companies revenues is generated through intercompany transactions. These intercompany transactions take place with entities that are part of our platform. Consequently, we view gross revenue of individual Other Rocket Companies as a key performance indicator, and we consider net revenue of Other Rocket Companies on a combined basis.
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
Other income
Other income includes revenues generated from Amrock (title insurance services, property valuation, and settlement services), Rocket Homes (real estate network referral fees), Rocket Auto (auto sales business revenues), Core Digital Media (third party lead generation revenues), Rock Connections (third party sales and support revenues), and professional service fees. The professional service fees represent amounts paid for services provided by Rocket Mortgage to affiliated companies. For additional information on such fees, see Note 7, Transactions with Related Parties in the notes to the consolidated financial statements included elsewhere in this Form 10-K for additional detail. Services are provided primarily in connection with technology, facilities, human resources, accounting, training, and security functions. Other income also includes revenues from investment interest income.
Components of operating expenses
Our operating expenses as presented in the statement of operations data include salaries, commissions and team member benefits, general and administrative expenses, marketing and advertising expenses, and other expenses.
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
Other expenses
Other expenses primarily consist of depreciation and amortization on property and equipment, mortgage servicing related expenses, and provision for income taxes.
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

Deferred income taxes arise from temporary differences between the financial statement carrying amount and the tax basis of assets and liabilities. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent results of operations. If based upon all available positive and negative evidence, it is more likely than not that the deferred tax assets will not be realized, a valuation allowance is established. The valuation allowance may be reversed in a subsequent reporting period if the Company determines that it is more likely than not that all or part of the deferred tax asset will become realizable.

Our interpretations of tax laws are subject to review and examination by various taxing authorities and jurisdictions where the Company operates, and disputes may occur regarding its view on a tax position. These disputes over interpretations with the various tax authorities may be settled by audit, administrative appeals or adjudication in the court systems of the tax jurisdictions in which the Company operates. We regularly review whether we may be assessed additional income taxes as a result of the resolution of these matters, and the Company records additional reserves as appropriate. In addition, the Company may revise its estimate of income taxes due to changes in income tax laws, legal interpretations, and business strategies. We recognize the financial statement effects of uncertain income tax positions when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. We record interest and penalties related to uncertain income tax positions in income tax expense. For additional information regarding our provision for income taxes refer to Note 11, Income Taxes.

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

Non-Controlling Interest
We are the sole managing member of Holdings and consolidate the financial results of Holdings. Therefore, we report a non-controlling interest based on the Holdings Units of Holdings held by our Chairman and RHI on our Consolidated Balance Sheets. Income or loss is attributed to the non-controlling interests based on the weighted average Holdings Units outstanding during the period and is presented on the Consolidated Statements of Income and Comprehensive Income. Refer to Note 17, Noncontrolling Interests for more information on non-controlling interests.

Results of Operations for the Years Ended December 31, 2020, 2019 and 2018
Summary of Operations

Condensed Statement of Operations Data	Year Ended December 31,
($ in thousands)	2020	2019	2018
Revenue
Gain on sale of loans, net	$15,070,703	$4,911,307	$2,927,888
Servicing fee income	1,074,255	950,221	820,370
Change in fair value of MSRs	(2,294,240)	(1,596,631)	(228,723)
Interest income, net	84,070	115,834	101,601
Other income	1,800,394	736,589	588,428
Total revenue, net	15,735,182	5,117,320	4,209,564
Expenses
Salaries, commissions and team member benefits	3,238,301	2,082,797	1,703,460
General and administrative expenses	1,053,080	685,028	592,504
Marketing and advertising expenses	949,933	905,000	878,027
Interest and amortization expense on non-funding-debt	186,301	136,853	130,022
Other expenses	908,291	410,512	290,691
Total expenses	6,335,906	4,220,190	3,594,704
Net income	$9,399,276	$897,130	$614,860
Net (income) loss attributable to non-controlling interest	(9,201,325)	(897,130)	(614,860)
Net income attributable to Rocket Companies	$197,951	$—	$—

Gain on sale of loans, net

The components of gain on sale of loans for the periods presented were as follows:

	Year Ended December 31,
($ in thousands)	2020	2019	2018
Net gain on sale of loans(1)	$12,784,611	$3,259,530	$1,774,659
Fair value of originated MSRs	3,124,659	1,771,651	959,172
Benefit from (provision for) investor reserves	(36,814)	1,872	(7,419)
Fair value adjustment gain on loans held for sale and IRLCs	2,102,884	427,749	(7,297)
Revaluation loss from forward commitments economically hedging loans held for sale and IRLCs	(2,904,637)	(549,495)	208,773
Gain on sale of loans, net	$15,070,703	$4,911,307	$2,927,888

(1)    Net gain on sale of loans represents the premium received in excess of the UPB, plus net origination fees.

The table below provides details of the characteristics of our mortgage loan production for each of the periods presented:

($ in thousands)	Year Ended December 31,
Loan origination volume by type	2020	2019	2018
Conventional Conforming	$262,509,809	$104,070,952	$60,840,127
FHA/VA	47,975,043	33,690,730	17,686,473
Non Agency	9,723,925	7,417,895	4,595,068
Total mortgage loan origination volume	$320,208,777	$145,179,577	$83,121,668
Portfolio metrics
Average loan amount	$278	$262	$220
Weighted average loan-to-value ratio	69.42%	75.65%	75.70%
Weighted average credit score	756	740	731
Weighted average loan rate	3.04%	4.02%	4.65%
Percentage of loans sold
To GSEs and government	97.85%	90.86%	91.18%
To other counterparties	2.15%	9.14%	8.82%
Servicing-retained	96.69%	96.11%	95.70%
Servicing-released	3.31%	3.89%	4.30%
Net rate lock volume(1)	$338,666,648	$152,183,984	$81,510,865
Gain on sale margin(2)	4.46%	3.19%	3.55%

(1)    Net rate lock volume includes the UPB of loans subject to IRLCs, net of the pull-through factor as described in the “Description of Certain Components of Financial Data” section above.
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
Gain on sale of loans, net was $15.1 billion for the year ended December 31, 2020, an increase of $10.2 billion, or 206.9%, as compared with $4.9 billion for the year ended December 31, 2019. The increase in gain on sale of loans, net was primarily driven by an increase in mortgage loan origination volume of $175.0 billion, or 120.6%. The increase also reflects an increase in gain on sale margin to 4.46% from 3.19% for the years ended December 31, 2020 and 2019, respectively.
Gain on sale of loans, net was $4,911.3 million for the year ended December 31, 2019, an increase of $1,983.4 million, or 67.7%, as compared with $2,927.9 million for the year ended December 31, 2018. The increase in gain on sale of loans, net was primarily driven by increases in mortgage loan origination volume of $62.1 billion, or 74.7%. These were partially offset by a decrease in gain on sale margin to 3.19% in 2019 compared to 3.55% due to a shift in the mix of our business due to growth in the Partner Network segment.

Net gain on sales of loans increased $9.5 billion, or 292.2%, to $12.8 billion in the year ended December 31, 2020 compared to $3.3 billion in the year ended December 31, 2019. This was driven by an increase in mortgage loan origination volume and increase in gain on sale margin noted above.

Net gain on sales of loans increased $1,484.9 million, or 83.7%, to $3,259.5 million in 2019 compared to $1,774.7 million in 2018. This was driven by increased mortgage loan origination volume noted above.

The fair value of MSRs originated was $3.1 billion for the year ended December 31, 2020, an increase of $1.4 billion, or 76.4%, as compared with $1.8 billion during the year ended December 31, 2019. The increase was primarily due to an increase funded loan volume of $170.7 billion, or 125.8%, from $135.7 billion for the year ended December 31, 2019 to $306.4 billion for the year ended December 31, 2020. The increase in funded loan volume was partially offset by a decrease in the weighted average servicing fee during the year ended December 31, 2020 as compared to the year ended December 31, 2019.

The fair value of MSRs originated was $1,771.7 million for the year ended December 31, 2019, an increase of $812.5 million, or 84.7%, as compared with $959.2 million during the year ended December 31, 2018. The increase was primarily due to an increase in funded loan volume noted above.

Gain on sale of loans, net also includes unrealized gains and losses from the fair value changes in mortgage loans held for sale and IRLCs as well as realized and unrealized gains and losses from forward commitments used to hedge the loans held for sale and IRLCs. The net loss from these fair value changes was $801.8 million for the year ended December 31, 2020, compared to a net loss of $121.7 million for the year ended December 31, 2019 driven by changes in interest rates and loan volume.

The net loss from these fair value changes was $121.7 million for the year ended December 31, 2019, compared to a net gain of $201.5 million for the year ended December 31, 2018 driven by changes in interest rates and loan volume.

Loan servicing (loss) gain, net
For the periods presented, loan servicing (loss) gain, net consisted of the following:

	Year Ended December 31,
($ in thousands)	2020	2019	2018
Retained servicing fee	$1,043,147	$910,870	$790,106
Subservicing income	7,996	8,186	6,676
Ancillary income	23,112	31,165	23,588
Servicing fee income	1,074,255	950,221	820,370
Change in valuation model inputs or assumptions	(1,274,937)	(784,401)	326,637
Change in fair value of MSR hedge	71,896	(5,500)	—
Collection / realization of cash flows	(1,091,199)	(806,730)	(555,360)
Change in fair value of MSRs	(2,294,240)	(1,596,631)	(228,723)
Loan servicing (loss) gain, net	$(1,219,985)	$(646,410)	$591,647

	December 31,
($ in thousands)	2020	2019	2018
MSR UPB of loans serviced	$371,494,905	$311,718,188	$297,558,369
Number of MSR loans serviced	1,975,605	1,698,938	1,647,313
UPB of loans subserviced and temporarily serviced	$38,057,838	$26,921,093	$17,177,213
Number of loans subserviced and temporarily serviced	83,622	103,305	78,704
Total serviced UPB	$409,552,743	$338,639,281	$314,735,582
Total loans serviced	2,059,227	1,802,243	1,726,017
MSR fair value	$2,862,685	$2,874,972	$3,180,530
Total serviced delinquency rate, excluding loans in forbearance (60+)	0.84%	1.01%	0.74%
Total serviced delinquency count (60+) as % of total	3.91%	1.01%	0.74%
Weighted average credit score	740	730	731
Weighted average LTV	72.12%	76.00%	76.00%
Weighted average loan rate	3.54%	4.09%	4.12%
Weighted average service fee	0.30%	0.31%	0.28%

Loan servicing loss, net was $1.2 billion for the year ended December 31, 2020, which compares to loan servicing loss, net of $646.4 million for the year ended December 31, 2019. The increased loss was driven primarily by a reduction in fair market value of MSRs of $2.3 billion in 2020 as compared to a reduction in fair market value of MSRs of $1.6 billion in 2019.

The change in MSR fair value was a net loss of $2.3 billion for the year ended December 31, 2020, as compared with a net loss of $1.6 billion for the year ended December 31, 2019. The change in fair value during the year ended December 31, 2020 included $1.1 billion of loss due to collection/realization of cash flows and a decrease in fair value due to change in valuation assumptions (net of hedges) of $1.2 billion primarily driven by an increase in prepayment speeds from 14.5% at December 31, 2019 to 15.8% at December 31, 2020. The prepayment speed valuation assumption represents the annual rate at which serviced clients are estimated to repay their UPB. The decrease in fair value during the year ended December 31, 2019 included $806.7 million of due to collection/realization of cash flows and a decrease in fair value due to changes in valuation model inputs or assumptions of $789.9 million primarily driven by an increase in prepayment speeds from 10.8% at December 31, 2018 to 14.5% at December 31, 2019.

Interest income, net
The components of interest income, net for the periods presented were as follows:

	Year Ended December 31,
($ in thousands)	2020	2019	2018
Interest income	$329,593	$250,750	$200,926
Interest expense on funding facilities	(245,523)	(134,916)	(99,325)
Interest income, net	$84,070	$115,834	$101,601

Interest income, net was $84.1 million for the year ended December 31, 2020, a decrease of $31.8 million, or 27.4%, as compared to $115.8 million for the year ended December 31, 2019. The decrease was driven by a reduction in mortgage rates leading to lower interest income in 2020 as compared to 2019, partially offset by increased production volume.

Other income

Other income increased $1.1 billion, or 144.4%, to $1.8 billion for the year ended December 31, 2020 as compared to $736.6 million for the year ended December 31, 2019. The increase was driven by revenues generated from Amrock's title insurance services, property valuation and settlement services that were also driven by the increase in origination volume noted above, as well as increased revenues from Rocket Loans of $369.1 million in 2020, from $24.8 million in 2019, mainly as a result of revenues earned from processing economic injury disaster loans offered by the Small Business Administration in response to the COVID-19 pandemic, which is not expected to continue beyond 2020.

Expenses

Expenses for the periods presented were as follows:

	Year Ended December 31,
($ in thousands)	2020	2019	2018
Salaries, commissions and team member benefits	$3,238,301	$2,082,797	$1,703,460
General and administrative expenses	1,053,080	685,028	592,504
Marketing and advertising expenses	949,933	905,000	878,027
Interest and amortization expense on non-funding debt	186,301	136,853	130,022
Other expenses	908,291	410,512	290,691
Total expenses	$6,335,906	$4,220,190	$3,594,704

Total expenses were $6.3 billion for the year ended December 31, 2020, an increase of $2.1 billion or 50.1%, as compared with $4.2 billion for the year ended December 31, 2019. This was driven primarily by increases in salaries, commissions and team member benefits, general and administrative expenses, and other expenses as described below.

Salaries, commissions and team member benefits were $3.2 billion for the year ended December 31, 2020, an increase of $1.2 billion, or 55.5%, as compared with $2.1 billion for the year ended December 31, 2019. The increase was primarily due to variable compensation related to increased production as well as an increase in team members in production roles to support our growth.

General, selling and administrative expenses were $1.1 billion for the year ended December 31, 2020, an increase of $368.1 million, or 53.7%, as compared with $685.0 million for the year ended December 31, 2019. The increased expense was driven primarily by increased loan processing expenses due to higher origination volumes, as well as expenses associated with supporting the increased revenues from Rocket Loans noted above.

Other expenses were $908.3 million for the year ended December 31, 2020, an increase of $497.8 million, or 121.3%, as compared with $410.5 million for the year ended December 31, 2019. The increased expense was driven primarily by an increase in expenses incurred to support the higher level of title insurance services, property valuation and settlement services due to the increased origination volumes noted above, an increase in payoff interest expense, expenses incurred from the sale of MSRs associated with prepayment provisions within the sales agreement, an increase in expenses incurred to support the increase in personal loan originations processing economic injury disaster loans offered by the Small Business Administration in response to the COVID-19 pandemic, and an increase in our provision for income taxes as a result of higher income before income taxes and a higher effective tax rate in 2020.
Summary results by segment for the years ended December 31, 2020, 2019 and 2018
Our operations are organized by distinct marketing channels which promote client acquisition into our platform and include two reportable segments: Direct to Consumer and Partner Network. In the Direct to Consumer segment, clients have the ability to interact with the Rocket Mortgage app and/or with our Rocket Cloud Force, consisting of sales team members across our platform. We market to potential clients in this segment through various performance marketing channels. The Direct to Consumer segment derives revenue from originating, closing, selling and servicing predominantly agency-conforming loans, which are pooled and sold to the secondary market. This also includes providing title insurance services, appraisals and settlement services to these clients as part of our end-to-end mortgage origination experience. Servicing activities are fully allocated to the Direct to Consumer segment as they are viewed as an extension of the client experience with the primary objective to establish and maintain positive, regular touchpoints with our clients, which positions us to have high retention and recapture the clients’ next refinance, purchase, personal loan, and auto sales transactions. These activities position us to be the natural choice for clients’ next refinance or purchase transaction.

The Rocket Professional platform supports our Partner Network segment, where we leverage our superior client service and widely recognized brand to grow marketing and influencer relationships, and our mortgage broker partnerships through Rocket Pro TPO. Our marketing partnerships consist of well-known consumer-focused companies that find value in our award-winning client experience and want to offer their clients mortgage solutions with our trusted, widely recognized brand. These organizations connect their clients directly to us through marketing channels and a referral process. Our influencer partnerships are typically with companies that employ licensed mortgage professionals that find value in our client experience, technology and efficient mortgage process, where mortgages may not be their primary offering. We also enable clients to start the mortgage process through the Rocket platform in the way that works best for them, including through a local mortgage broker. Rocket Pro TPO works exclusively with mortgage brokers, community banks and credit unions. Rocket Pro TPO’s partners provide the face-to-face service their clients desire, while tapping into the expertise, technology and award-winning process of Rocket Mortgage.

We measure the performance of the segments primarily on a contribution margin basis. Contribution margin is intended to measure the direct profitability of each segment and is calculated as Adjusted Revenue less directly attributable expenses. Adjusted Revenue is a non-GAAP financial measure described above. Directly attributable expenses include salaries, commissions and team member benefits, marketing and advertising expenses, general and administrative expenses and other expenses, such as direct servicing costs and origination costs. For segments, we measure gain on sale margin of funded loans and refer to this metric as ‘funded loan gain on sale margin.’ A loan is considered funded when it is sold to investors on the secondary market. Funded loan gain on sale margin represents revenues on loans that have been funded divided by the funded UPB amount. Funded loan gain on sale margin is used specifically in the context of measuring the gain on sale margins of our Direct to Consumer and Partner Network segments. Funded loan gain on sale margin is an important metric in evaluating the revenue generating performance of our segments as it allows us to measure this metric at a segment level with a high degree of precision. By contrast, ‘gain on sale margin’, which we use outside of the segment discussion, measures the gain on sale revenue generation of our combined mortgage business. See below for our overview and discussion of segment results for the years ended December 31, 2020, 2019 and 2018. For additional discussion, see Note 15, Segments of the consolidated financial statements of this Form 10-K.

Direct to Consumer Results

	Year Ended December 31,
($ in thousands)	2020	2019	2018
Funded Loan Volume	$199,841,530	$88,939,029	$68,110,405
Funded Loan Gain on Sale Margin	5.48%	4.45%	4.13%
Revenue
Gain on sale	$12,076,569	$4,318,930	$2,660,452
Interest income	215,171	170,249	155,305
Interest expense on funding facilities	(161,478)	(91,650)	(76,830)
Service fee income	1,070,463	946,557	818,085
Changes in fair value of MSRs	(2,294,240)	(1,596,631)	(228,723)
Other income	900,520	443,290	344,230
Total Revenue, net	$11,807,005	$4,190,745	$3,672,519
Decrease (increase) in MSRs due to valuation assumptions (net of hedges)	1,203,041	789,901	(326,637)
Adjusted Revenue	$13,010,046	$4,980,646	$3,345,882
Less: Directly Attributable Expenses(1)	3,722,640	2,571,121	2,209,487
Contribution Margin	$9,287,406	$2,409,525	$1,136,395

(1)    Direct expenses attributable to operating segments exclude corporate overhead, depreciation and amortization, and interest and amortization expense on non-funding debt.
For the year ended December 31, 2020, Direct to Consumer Adjusted Revenue increased $8.0 billion, or 161.2% to $13.0 billion from $5.0 billion for the year ended December 31, 2019. The increase was driven by growth in Direct to Consumer mortgage originations resulting in increased gain on sale revenue of $7.8 billion, or 179.6%, in 2020. On a funded loan basis, the Direct to Consumer segment generated $199.8 billion in volume in 2020, an increase of $110.9 billion, or 124.7% as compared to 2019. In addition, funded loan gain on sale margin was 5.5% in 2020 as compared to 4.5% in 2019, driven primarily by strong consumer demand for mortgages which led to margin expansion during 2020 as compared to 2019. The increased adjusted revenue also reflects increased other income of $457.2 million, or 103.1%, related primarily to revenues generated from title insurance services, property valuation and settlement services from increased origination levels. Revenues from title insurance services, property valuation and settlement services are generated by Amrock.

For the year ended December 31, 2020, Direct to Consumer Attributable Expenses increased $1.2 billion, or 44.8%, to $3.7 billion in 2020 compared to $2.6 billion in 2019. The increase was primarily due to an increase in variable compensation and an increase in team members in production roles needed to support growth. The increase also reflects greater loan processing costs due to higher origination volumes and an increase in expenses incurred to support the higher level of title insurance services, valuation and settlement services due to the increased origination volumes noted above, as well as an increase payoff interest expense.

For the year ended December 31, 2020, Direct to Consumer Contribution Margin increased $6.9 billion, or 285.4%, to $9.3 billion compared to $2.4 billion for the year ended December 31, 2019. The increase in Contribution Margin was driven primarily by the increase in Direct to Consumer originations and higher funded loan gain on sale margin noted above.

For the year ended December 31, 2019, Direct to Consumer Adjusted Revenue increased $1.6 billion, or 48.9% to $5.0 billion from $3.3 billion for the year ended December 31, 2018. The increase was driven by growth in Direct to Consumer mortgage originations resulting in increased gain on sale revenue of $1.7 billion, or 62.3% in 2019. On a funded loan basis, the Direct to Consumer segment generated $88.9 billion in volume in 2019, an increase of $20.8 billion, or 30.6% as compared to 2018. In addition, funded loan gain on sale margin was 4.5% in 2019 as compared to 4.1% in 2018, driven primarily by stronger client demand in 2019 compared to 2018. The increase in adjusted revenue also reflects an increase in other income of $99.1 million, or 28.8%, related primarily to revenues generated from title insurance services, property valuation and settlement services from increased origination levels and an increase in service fee income of $128.5 million, or 15.7%, due to an increase in the servicing portfolio during 2019. These increases were partially offset by an increase in collection/realization of servicing cash flows in 2019 as compared to 2018. Collection/realization of servicing cash flows is reflected in the changes in fair value of MSRs line item in the table above.

For the year ended December 31, 2019, Direct to Consumer Attributable Expenses increased $361.6 million, or 16.4%, to $2.6 billion compared to $2.2 billion in 2018. The increase was primarily due to an increase in variable compensation and an increase in team members in production roles needed to support growth. The increase also reflects greater loan processing costs due to higher origination volumes and an increase in expenses incurred to support the higher level of title insurance services, property valuation and settlement services due to the increased origination volumes noted above, as well as an increase in marketing and advertising expenses, payoff interest expense, costs incurred in connection with the MSR sales.

For the year ended December 31, 2019, Direct to Consumer Contribution Margin increased $1.3 billion, or 112.0% to $2.4 billion compared to $1.1 billion for the year ended December 31, 2018. The increase in Contribution Margin was driven primarily by the increase in Direct to Consumer originations and higher funded loan gain on sale margin noted above.

Partner Network Results

	Year Ended December 31,
($ in thousands)	2020	2019	2018
Funded Loan Volume	106,530,173	46,737,407	17,894,112
Funded Loan Gain on Sale Margin	2.19%	0.77%	1.21%
Revenue
Gain on sale	2,986,418	538,421	224,151
Interest income	111,876	76,829	44,024
Interest expense on funding facilities	(83,628)	(41,359)	(21,779)
Other income	165,699	22,423	4,662
Total Revenue, net	$3,180,365	$596,314	$251,058
Decrease (increase) in MSRs due to valuation assumptions (net of hedges)	—	—	—
Adjusted Revenue	$3,180,365	$596,314	$251,058
Less: Directly Attributable Expenses	537,543	245,282	$125,232
Total Contribution Margin	$2,642,822	$351,032	$125,826

For the year ended December 31, 2020, Partner Network Adjusted Revenue increased $2.6 billion, or 433.3% to $3.2 billion from $596.3 million for the year ended December 31, 2019. The increase was driven by growth in Partner Network mortgage originations resulting in an increase in gain on sale revenue of $2.4 billion, or 454.7%, in 2020. On a funded loan basis, the Partner Network segment generated $106.5 billion in volume in 2020, an increase of $59.8 billion, or 127.9% as compared to 2019. In addition, funded loan gain on sale margin was 2.2% in 2020 as compared to 0.8% in 2019, driven primarily by high consumer demand and capacity constraints in the industry as compared to 2019.

For the year ended December 31, 2020, Partner Network Directly Attributable Expenses increased $292.3 million, or 119.2%, to $537.5 million in 2020 compared to $245.3 million in 2019. The increase was primarily due to an increase in variable compensation and an increase in team members in production roles needed to support growth.

For the year ended December 31, 2020, Partner Network Contribution Margin increased $2.3 billion, or 652.9%, to $2.6 billion in 2020 compared to $351.0 million in 2019. The increase in Contribution Margin was driven primarily by the increase in Partner Network originations and higher funded loan gain on sale margin noted above.

For the year ended December 31, 2019, Partner Network Adjusted Revenue increased $345.3 million, or 137.5% to $596.3 million from $251.1 million for the year ended December 31, 2018. The increase was driven by growth in Partner Network mortgage originations resulting in increased gain on sale revenue of $314.3 million, or 140.2% in 2019. On a funded loan basis, the Partner Network segment generated $46.7 billion in volume in 2019, an increase of $28.8 billion, or 161.2% as compared to 2018, driven primarily by efforts to grow market share in this segment during 2019. This increase was partially offset by a decrease in funded loan gain on sale margin to 0.8% in 2019 as compared to 1.2% in 2018, driven primarily by efforts to grow market share during 2019.

For the year ended December 31, 2019, Partner Network Directly Attributable Expenses increased $120.1 million, or 95.9%, to $245.3 million compared to $125.2 million in 2018. The increase was primarily due to an increase in variable compensation and an increase in team members in production roles to support the growth. The increase also reflects higher loan processing costs due to higher origination volumes.

For the year ended December 31, 2019, Partner Network Contribution Margin increased $225.2 million, or 179.0% to $351.0 million compared to $125.8 million for the year ended December 31, 2018. The increase in Contribution Margin was driven primarily by the increase in Partner Network originations, which was partially offset by a lower funded loan gain on sale margin noted above.
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
Historically, our primary uses of funds have included:
•    origination of loans;
•    payment of interest expense;
•    prepayment of debt;
•    payment of operating expenses; and
•    distributions to RHI including those to fund distributions for payment of taxes by its ultimate shareholders.

We are also subject to contingencies which may have a significant impact on the use of our cash.
In order to originate and aggregate loans for sale into the secondary market, we use our own working capital and borrow or obtain money on a short-term basis primarily through committed and uncommitted loan funding facilities that it has established with large global banks.
Our loan funding facilities are primarily in the form of master repurchase agreements. We also have loan funding facilities directly with the GSEs. Loans financed under these facilities are generally financed at approximately 97% to 99% of the principal balance of the loan (although certain types of loans are financed at lower percentages of the principal balance of the loan), which requires us to fund the balance from cash generated from its operations. Once closed, the underlying residential mortgage loan that is held for sale is pledged as collateral for the borrowing or advance that was made under these loan funding facilities. In most cases, the loans will remain in one of the loan funding facilities for only a short time, generally less than one month, until the loans are pooled and sold. During the time the loans are held for sale, we earn interest income from the borrower on the underlying mortgage loan. This income is partially offset by the interest and fees we have to pay under the loan funding facilities.
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
As discussed in Note 6, Borrowings, of the consolidated financial statements included this Form 10-K, as of December 31, 2020, we had 19 different funding facilities in different amounts and with various maturities together with the 5.250% Senior Notes due 2028, 3.625% Senior Notes due 2029, and 3.875% Senior Notes due 2031. At December 31, 2020, the aggregate available amount under our facilities was $29.4 billion, with combined outstanding balances of $18.4 billion and unutilized capacity of $11.0 billion.

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

The amount owed and outstanding on our loan funding facilities fluctuates significantly based on our origination volume, the amount of time it takes us to sell the loans it originates, and the amount of loans being self-funded with cash. We may from time to time use surplus cash to “buy-down” the effective interest rate of certain loan funding facilities or to self-fund a portion of our loan originations. As of December 31, 2020, $3.0 billion of our cash was used to buy-down our funding facilities and self-fund, $400.0 million of which are buy-down funds that are included in cash on the balance sheet and $2.6 billion of which is discretionary self-funding that reduces cash on the balance sheet. We have the ability to withdraw the $400.0 million at any time, unless a margin call has been made or a default has occurred under the relevant facilities. The Company has $2.6 billion of discretionary self-funded loans, of which a portion can be transferred to a warehouse line or the early buy out line, provided that such loans meet the eligibility criteria to be placed on such lines. The remaining portion will be funded in normal course over a short period of time, generally less than one month.

Our loan funding facilities, early buy out facilities, MSR facility and unsecured lines of credit also generally require us to comply with certain operating and financial covenants and the availability of funds under these facilities is subject to, among other conditions, our continued compliance with these covenants. These financial covenants include, but are not limited to, maintaining (1) a certain minimum tangible net worth, (2) minimum liquidity, (3) a maximum ratio of total liabilities or total debt to tangible net worth and (4) pre-tax net income requirements. A breach of these covenants can result in an event of default under these facilities and as such allows the lenders to pursue certain remedies. In addition, each of these facilities, as well as our unsecured lines of credit, includes cross default or cross acceleration provisions that could result in all facilities terminating if an event of default or acceleration of maturity occurs under any facility. We were in compliance with all covenants as of December 31, 2020 and 2019.

December 31, 2020 compared to December 31, 2019
Cash and cash equivalents
Our cash and cash equivalents were $2.0 billion at December 31, 2020, an increase of $576.5 million, or 41.3%, compared to $1.4 billion at December 31, 2019. The increase in the cash and cash equivalents balance was impacted by a net increase from the issuance of Senior Notes, earnings for the period adjusted for non-cash items, the increase in net borrowings on funding facilities to fund the increase in mortgage loans held for sale, and proceeds from MSR sales. The increase was partially offset by transfers and distributions made to the parent company.

Equity
Equity was $7.9 billion as of December 31, 2020, an increase of $4.4 billion, or 124.2%, as compared to $3.5 billion as of December 31, 2019. The change was primarily the result of net income of $9.4 billion and stock-based compensation of $136.2 million. The increase was partially offset by transfers and distributions made to the parent company.

December 31, 2019 compared to December 31, 2018

Cash and cash equivalents

Our cash and cash equivalents were $1.4 billion at December 31, 2019, an increase of $305.5 or 28.1%, compared to $1.1 billion at December 31, 2018. The increase in cash and cash equivalents balance was impacted by earnings for the period adjusted for non-cash items, the increase in net borrowings on funding facilities to fund the increase in mortgage loans held for sale and proceeds from MSR sales, partially offset by net transfers and distributions made to the parent company.

Equity

Equity was $3.5 billion as of December 31, 2019, an increase of $726.8 million, or 26.1%, as compared to $2.8 billion as of December 31, 2018. The change was primarily the result of net income of $897.1 million and was partially offset by net transfers to the parent company of $210.9 million.
Contractual Obligations, Commercial Commitments, and Other Contingencies
The following table sets forth certain of our contractual obligations as of December 31, 2020. See Note 1, Business, Basis of Presentation and Accounting Policies, Note 6, Borrowings, Note 8, Leases and Note 13, Commitments, Contingencies, and Guarantees, of the notes to the consolidated financial statements included elsewhere in this Form 10-K for further discussion of contractual obligations, commercial commitments, and other contingencies, including legal contingencies.

	Payments Due by Period (As of December 31, 2020)
($ in thousands) Contractual Obligations	Less than 1 year	2 - 3 years	4 - 5 Years	More than 5 years
Operating Lease Commitments	$65,563	$94,496	$60,945	$86,439
Cleveland Cavaliers Naming Rights Contract	8,575	17,667	18,294	82,967
Trademark License Agreement(1)	3,750	—	—	—
Senior Notes (2)	—	—	—	3,010,000
Total	$77,888	$112,163	$79,239	$3,179,406

(1)    We have entered into an agreement with Intuit that, among other things, gives Quicken Loans full ownership of the “Quicken Loans” brand in 2022 in exchange for certain agreements, subject to the satisfaction of certain conditions. We expect to fulfill our payment obligations pertaining to the licensing agreement with Intuit in 2021.

(2)    See Unsecured Senior Notes section within the Note 6, Borrowings for additional information regarding the two new Senior Notes that were issued in September 2020 totaling $2,000 million and in October 2020 the redemption of our $1,250 million Senior Notes due 2025.

Repurchase and indemnification obligations
In the ordinary course of business, we are exposed to liability under representations and warranties made to purchasers of mortgage loans. Under certain circumstances, we may be required to repurchase mortgage loans, or indemnify the purchaser of such loans for losses incurred, if there has been a breach of representations or warranties, or if the borrower defaults on the loan payments within a contractually defined period (early payment default). Additionally, in certain instances we are contractually obligated to refund to the purchaser certain premiums paid to us on the sale if the mortgagor prepays the loan within a specified period of time, specified in our loan sale agreements. See Note 13, Commitments, Contingencies, and Guarantees of the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Interest rate lock commitments, loan sale and forward commitments
In the normal course of business, we are party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit to borrowers at either fixed or floating interest rates. IRLCs are commitment agreements to lend to a client at a specified interest rate within a specified period of time as long as there is no violation of conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses which may require payment of a fee. As many of the commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. In addition, we have contracts to sell mortgage loans into the secondary market at specified future dates (commitments to sell loans), and forward commitments to sell MBS at specified future dates and interest rates.

Following is a summary of the notional amounts of commitments:

(Dollars in thousands)	December 31, 2020	December 31, 2019
Interest rate lock commitments—fixed rate	$53,736,717	$20,577,282
Interest rate lock commitments—variable rate	$1,065,936	$974,693
Commitments to sell loans	$3,139,816	$4,992,432
Forward commitments to sell mortgage-backed securities	$57,561,900	$24,647,275
Forward commitments to purchase mortgage-backed securities	$1,480,000	$1,990,000
Off Balance Sheet Arrangements
As of December 31, 2020, we guaranteed the debt of a related party totaling $15.0 million, consisting of three separate guarantees of $5.0 million each. As of December 31, 2020, we did not record a liability on the Consolidated Balance Sheets for these guarantees because it was not probable that we would be required to make payments under these guarantees.

For further discussion, see Notes 6, Borrowings, and Note 13, Commitments, Contingencies, and Guarantees, of the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Distributions
Year Ended December 31, 2020
During the year ended December 31, 2020, we had net transfers and distributions to RHI of $3,798.6 million, inclusive of both tax and discretionary equity distributions, as well as cash distributions to other unit holders (members) of RKT Holdings, LLC of $1,375.2 million for taxes. During the year ended December 31, 2019, we had net transfers to RHI of $210.9 million. Except for tax distributions, these distributions are at the discretion of our board of directors.

Special Dividend

On February 25, 2021, our board of directors authorized and declared a cash dividend (the "Special Dividend") of $1.11 per share to the holders of our Class A common stock. The Special Dividend was paid on March 23, 2021 to holders of the Class A common stock of record as of the close of business on March 9, 2021. The Company funded the Special Dividend from cash distributions of approximately $2.2 billion by RKT Holdings, LLC to all of its members, including the Company.

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

New Accounting Pronouncements Not Yet Effective
See Note 1, Business, Basis of Presentation and Accounting Policies of the notes to the consolidated financial statements for details of recently issued accounting pronouncements and their expected impact on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

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

Our IRLCs and mortgage loans held for sale are exposed to interest rate volatility. During the origination, pooling, and delivery process, this pipeline value rises and falls with changes in interest rates. To mitigate this exposure, we employ a hedge strategy designed to minimize basis risk and maximize effectiveness. Basis risk in this case is the risk that the hedged instrument’s price does not move in parallel with the increase or decrease in the market price of the hedged financial instrument. Because substantially all of our production is deliverable to Fannie Mae, Freddie Mac, and Ginnie Mae, we utilize forward agency or Ginnie Mae To Be Announced (“TBA”) securities as our primary hedge instrument to mitigate the basis risk associated with U.S. Treasury futures, Eurodollar futures or other non-mortgage instruments. By fixing the future sale price, we reduce our exposure to changes in mortgage values between interest rate lock and sale. Our non-agency, non-Ginnie Mae production is hedged with a combination of TBAs and whole loan forward commitments. To mitigate the TBA basis risk, we look to sell most of our non-agency, non-Ginnie Mae production forward to our various buyers.

Interest rate risk also occurs in periods where changes in short-term interest rates result in mortgage loans being originated with terms that provide a smaller interest rate spread above the financing terms of our loan funding facilities, which can negatively impact our net interest income.

Credit risk
We are subject to credit risk, which is the risk of default that results from a borrower’s inability or unwillingness to make contractually required mortgage payments. Generally, all loans sold into the secondary market are sold without recourse. For such loans, our credit risk is limited to repurchase obligations due to fraud or origination defects. For loans that were repurchased or not sold in the secondary market, we are subject to credit risk to the extent a borrower defaults and the proceeds upon ultimate foreclosure and liquidation of the property are insufficient to cover the amount of the mortgage plus expenses incurred. We believe that this risk is mitigated through the implementation of stringent underwriting standards, strong fraud detection tools, and technology designed to comply with applicable laws and our standards. In addition, we believe that this risk is mitigated through the quality of our loan portfolio. For the year ended December 31, 2020, our clients’ weighted average credit score was 756 and its approximate average loan size was $278.0 thousand with a weighted average loan-to-value ratio of approximately 69.4%.

Counterparty risk
We are subject to risk that arises from our financing facilities and interest rate risk hedging activities. These activities generally involve an exchange of obligations with unaffiliated banks or companies, referred to in such transactions as “counterparties.” If a counterparty were to default, we could potentially be exposed to financial loss if such counterparty were unable to meet its obligations to us. We manage this risk by selecting only counterparties that we believe to be financially strong, spreading the risk among many such counterparties, placing contractual limits on the amount of unsecured credit extended to any single counterparty, and entering into netting agreements with the counterparties as appropriate.

In accordance with Treasury Market Practices Group’s recommendation, we execute Securities Industry and Financial Markets Association trading agreements with all material trading partners. Each such agreement provides for an exchange of margin money should either party’s exposure exceed a predetermined contractual limit. Such margin requirements limit our overall counterparty exposure. The master netting agreements contain a legal right to offset amounts due to and from the same counterparty. Derivative assets in the Consolidated Balance Sheets represent derivative contracts in a gain position net of loss positions with the same counterparty and, therefore, also represent our maximum counterparty credit risk. We incurred no losses due to nonperformance by any of our counterparties during the years ended of 2020 and 2019.

Also, in the case of our financing facilities, we are subject to risk if the counterparty chooses not to renew a borrowing agreement and we are unable to obtain financing to originate mortgage loans. With our financing facilities, we seek to mitigate this risk by ensuring that we have sufficient borrowing capacity with a variety of well-established counterparties to meet its funding needs.

Risk related to the COVID-19 pandemic
The COVID‑19 pandemic has had, and continues to have, a significant impact on the national economy and the communities in which we operate. While the pandemic’s effect on the macroeconomic environment operate has yet to be fully determined and could continue for months or years, we expect that the pandemic and governmental programs created as a response to the pandemic, will affect the core aspects of our business, including the origination of mortgages, our servicing operations, our liquidity and our team members. Such effects, if they continue for a prolonged period, may have a material adverse effect on our business and results of operation. For additional discussion on these risks please refer to “Risk Factors—Risks Related to the COVID-19 Pandemic poses unique challenges to our business and the effects of the pandemic could adversely impact our ability to originate mortgages, our servicing operations, our liquidity and our employees” included in our Form 10-K.

Critical Accounting Policies
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We have identified certain accounting policies as being critical because they require us to make difficult, subjective or complex judgments about matters that are uncertain. We believe that the judgment, estimates and assumptions used in the preparation of our consolidated financial statements are appropriate given the factual circumstances at the time. However, actual results could differ and the use of other assumptions or estimates could result in material differences in our results of operations or financial condition. Our critical accounting policies and estimates are discussed below and relate to fair value measurements, particularly those determined to be Level 2 and Level 3 as discussed in Note 2, Fair Value Measurements, of the consolidated financial statements included elsewhere in this Form 10-K.

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

The fair value of loans held for sale that trade in active secondary markets is estimated using Level 2 measurements derived from observable market data, including market prices of securities backed by similar mortgage loans adjusted for certain factors to approximate the fair value of a whole mortgage loan, including the value attributable to mortgage servicing and credit risk. Loans held for sale for which there is little to no observable trading activity of similar instruments are valued using Level 3 measurements based upon dealer price quotations which typically results in credit spreads (i.e., purchase price discounts). Changes in fair value of mortgage loans held for sale are included in gain on sale of loans in the Consolidated Statements of Income and Comprehensive Income.

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

Subsequent changes in fair value of MSRs due to the collection and realization of cash flows and changes in model inputs and assumptions are recognized in current period earnings and included as a separate line item in the consolidated statements of income and comprehensive income. Fair value is determined on a monthly basis using a valuation model that calculates the present value of estimated future net servicing fee income. The model uses estimates of prepayment speeds, discount rate, cost to service, escrow account earnings, contractual servicing fee income, and ancillary income and late fees, among others. These estimates are supported by market and economic data collected from various outside sources. On a quarterly basis we obtain an independent third-party valuation to corroborate the value estimated by our internal model. All of our MSRs are classified as a Level 3 asset.

Changes in economic and other relevant conditions could cause our assumptions, such as with respect to the prepayment speeds, to be different than our estimates. The key assumptions used to estimate the fair value of MSRs are prepayment speeds and the discount rate. Increases in prepayment speeds generally have an adverse effect on the value of MSRs as the underlying loans prepay faster, which causes accelerated MSR amortization. Increases in the discount rate result in a lower MSR value and decreases in the discount rate result in a higher MSR value. See Note 3, Mortgage Servicing Rights of the notes in the consolidated financial statements included elsewhere in this Form 10-K for an illustration of the hypothetical effect on the fair value of the MSRs using various unfavorable variations of the expected levels of the assumed discount rate and prepayment speeds used in valuing MSRs.

Derivative financial instruments

We enter into IRLCs, forward commitments to sell mortgage loans, and forward commitments to purchase mortgage loans which are considered derivative financial instruments. Our derivative financial instruments are accounted for as free-standing derivatives and are included in the Consolidated Balance Sheets at fair value. Changes in the fair value of the IRLCs and forward commitments to sell mortgage loans derivative instruments are recognized in current period earnings and are included in gain on sale of loans in the consolidated statements of income and comprehensive income. Forward commitments to purchase mortgage loans are recognized in current period earnings and are included as a component of servicing fee income.

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

Deferred income taxes arise from temporary differences between the financial statement carrying amount and the tax basis of assets and liabilities. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence. If based upon all available positive and negative evidence, it is more likely than not that the deferred tax assets will not be realized, a valuation allowance is established. The valuation allowance may be reversed in a subsequent reporting period if the Company determines that it is more likely than not that all or part of the deferred tax asset will become realizable.

Our interpretations of tax laws are subject to review and examination by various taxing authorities and jurisdictions where the Company operates, and disputes may occur regarding its view on a tax position. These disputes over interpretations with the various tax authorities may be settled by audit, administrative appeals or adjudication in the court systems of the tax jurisdictions in which the Company operates. We regularly review whether we may be assessed additional income taxes as a result of the resolution of these matters, and the Company records additional reserves as appropriate. In addition, the Company may revise its estimate of income taxes due to changes in income tax laws, legal interpretations, and business strategies. We recognize the financial statement effects of uncertain income tax positions when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. We record interest and penalties related to uncertain income tax positions in income tax expense.

Item 8. Financial Statements and Supplementary Data

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Rocket Companies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rocket Companies, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income and comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Mortgage servicing rights
Description of the Matter	The estimated fair value of the Company’s mortgage servicing rights (MSRs) totaled $2.86 billion as of December 31, 2020. As described in Notes 1, 2 and 3 to the consolidated financial statements, the Company records MSRs at fair value on a recurring basis with changes in fair value recognized in the consolidated statements of income and comprehensive income. Management estimates the fair value of MSRs using a valuation model that calculates the present value of estimated future net servicing fee income. The Company’s valuation model incorporates significant unobservable assumptions, specifically the discount rate and prepayment speed, and as a result the Company classifies MSRs as a “Level 3” asset within the fair value hierarchy.

Auditing management’s estimate of the fair value of MSRs was complex and included evaluating the Company’s MSR valuation model and the unobservable assumptions utilized in the fair value calculation, which were subjective and required significant judgment.

How We Addressed the Matter in Our Audit	To test the fair value of MSRs, our audit procedures included, among others, testing the completeness and accuracy of the model data inputs. With the assistance of our internal valuation specialist, we evaluated significant assumptions by comparing those assumptions to historical results and current industry, market and economic trends. We independently recalculated a sample of cash flows and compared them to management’s model results. Additionally, we evaluated the competency and objectivity of management’s independent valuation firm engaged to assist management in evaluating the reasonableness of the Company’s internally developed MSR fair value estimate and unobservable assumptions. Finally, we evaluated the Company’s fair value disclosures for consistency with US GAAP.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1999.

Detroit, Michigan
March 24, 2021

FINANCIAL INFORMATION
Rocket Companies, Inc.
Consolidated Balance Sheets
(In Thousands, Except Shares and Per Share Amounts)

	December 31, 2020	December 31, 2019
Assets
Cash and cash equivalents	$1,971,085	$1,394,571
Restricted cash	83,018	61,154
Mortgage loans held for sale, at fair value	22,865,106	13,275,735
Interest rate lock commitments (“IRLCs”), at fair value	1,897,194	508,135
Mortgage servicing rights (“MSRs”), at fair value	2,862,685	2,874,972
MSRs collateral for financing liability, at fair value	205,033	205,108
Notes receivable and due from affiliates	22,172	89,937
Property and equipment, net	211,161	176,446
Deferred tax asset, net	519,933	—
Lease right of use assets	238,546	278,921
Forward commitments, at fair value	20,584	3,838
Loans subject to repurchase right from Ginnie Mae	5,696,608	752,442
Other assets	941,477	501,587
Total assets	$37,534,602	$20,122,846
Liabilities and equity
Liabilities:
Funding facilities	$17,742,573	$12,041,878
Other financing facilities and debt:
Lines of credit	375,000	165,000
Senior Notes, net	2,973,046	2,233,791
Early buy out facility	330,266	196,247
MSRs financing liability, at fair value	187,794	189,987
Accounts payable	251,960	157,397
Lease liabilities	272,274	314,353
Forward commitments, at fair value	506,071	43,794
Investor reserves	87,191	54,387
Notes payable and due to affiliates	73,896	62,225
Tax receivable agreement liability	550,282	—
Loans subject to repurchase right from Ginnie Mae	5,696,608	752,442
Other liabilities	605,485	395,790
Total liabilities	$29,652,446	$16,607,291
Equity:
Net parent investment	$—	$3,510,698
Class A common stock, $0.00001 par value - 10,000,000,000 shares authorized, 115,372,565 shares issued and outstanding as of December 31, 2020	1	—
Class B common stock, $0.00001 par value - 6,000,000,000 shares authorized, none issued and outstanding as of December 31, 2020	—	—
Class C common stock, $0.00001 par value - 6,000,000,000 shares authorized, none issued and outstanding as of December 31, 2020	—	—
Class D common stock, $0.00001 par value - 6,000,000,000 shares authorized, 1,869,079,483 shares issued and outstanding as of December 31, 2020	19	—
Additional paid-in capital	282,743	—
Retained earnings	207,422	—
Accumulated other comprehensive income (loss)	317	(151)
Non-controlling interest	7,391,654	5,008
Total equity	7,882,156	3,515,555
Total liabilities and equity	$37,534,602	$20,122,846
See accompanying Notes to the Consolidated Financial Statements.

Rocket Companies, Inc.
Consolidated Statements of Income and Comprehensive Income
(In Thousands, Except Shares and Per Share Amounts)

	Year Ended December 31,
	2020	2019	2018
Income:
Revenue
Gain on sale of loans:
Gain on sale of loans excluding fair value of MSRs, net	$11,946,044	$3,139,656	$1,968,716
Fair value of originated MSRs	3,124,659	1,771,651	959,172
Gain on sale of loans, net	15,070,703	4,911,307	2,927,888
Loan servicing (loss) income:
Servicing fee income	1,074,255	950,221	820,370
Change in fair value of MSRs	(2,294,240)	(1,596,631)	(228,723)
Loan servicing (loss) income, net	(1,219,985)	(646,410)	591,647
Interest income:
Interest income	329,593	250,750	200,926
Interest expense on funding facilities	(245,523)	(134,916)	(99,325)
Interest income, net	84,070	115,834	101,601
Other income	1,800,394	736,589	588,428
Total revenue, net	15,735,182	5,117,320	4,209,564
Expenses
Salaries, commissions and team member benefits	3,238,301	2,082,797	1,703,460
General and administrative expenses	1,053,080	685,028	592,504
Marketing and advertising expenses	949,933	905,000	878,027
Depreciation and amortization	74,316	74,952	76,917
Interest and amortization expense on non-funding debt	186,301	136,853	130,022
Other expenses	701,594	328,250	210,530
Total expenses	6,203,525	4,212,880	3,591,460
Income before income taxes	9,531,657	904,440	618,104
Provision for income taxes	(132,381)	(7,310)	(3,244)
Net income	9,399,276	897,130	614,860
Net income attributable to non-controlling interest	(9,201,325)	(897,130)	(614,860)
Net income attributable to Rocket Companies	$197,951	$—	$—

Earnings per share of Class A common stock:
Basic	$1.77	N/A	N/A
Diluted	$1.76	N/A	N/A

Weighted average shares outstanding:
Basic	111,926,619	N/A	N/A
Diluted	116,238,493	N/A	N/A

Comprehensive income:
Net income	$9,399,276	$897,130	$614,860
Cumulative translation adjustment	885	877	(1,061)
Unrealized loss on investment securities	5,033	—	—
Comprehensive income	9,405,194	898,007	613,799
Comprehensive income attributable to noncontrolling interest	(9,207,296)	(898,007)	(613,799)
Comprehensive income attributable to Rocket Companies	$197,898	$—	$—
See accompanying Notes to the Consolidated Financial Statements.

Rocket Companies, Inc.
Consolidated Statements of Changes in Equity
(In Thousands, Except Shares and Per Share Amounts)

	Class A Common Stock Shares	Class A Common Stock Amount	Class D Common Stock Shares	Class D Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Net Parent Investment	Accumulated Other Comprehensive (Loss) Income	Total Non-controlling Interest	Total Equity
Balance, December 31, 2017	—	$—	—	$—	$—	$—	$2,841,569	$—	$866	$2,842,435
Net income (loss)	—	—	—	—	—	—	615,132	—	(272)	614,860
Other comprehensive income (loss)	—	—	—	—	—	—	—	(868)	(193)	(1,061)
Net transfers to Parent	—	—	—	—	—	—	(706,853)	—	—	(706,853)
Stock based compensation, net	—	—	—	—	—	—	33,636	—	—	33,636
Noncontrolling interest attributed to acquisition	—	—	—	—	—	—	—	—	5,769	5,769
Balance, December 31, 2018	—	$—	—	$—	$—	$—	$2,783,484	$(868)	$6,170	$2,788,786
Net income (loss)	—	—	—	—	—		898,497	—	(1,367)	897,130
Other comprehensive income (loss)	—	—	—	—	—	—	—	717	160	877
Net transfers to Parent	—	—	—	—	—	—	(210,941)	—	—	(210,941)
Stock based compensation, net	—	—	—	—	—	—	39,658	—	45	39,703
Balance, December 31, 2019	—	$—	—	$—	$—	$—	$3,510,698	$(151)	$5,008	$3,515,555
Net income (loss) attributed to NPI prior to reorganization transactions	—	—	—	—	—	—	4,644,288	—	(1,054)	4,643,234
Other comprehensive income attributed to NPI prior to reorganization transactions	—	—	—	—	—	—	—	(542)	(122)	(664)
Net transfers to parent	—	—	—	—	—	—	(3,827,706)	—	—	(3,827,706)
Stock based compensation attributed to NPI prior to reorganization transactions	—	—	—	—	—	—	61,180	—	20	61,200
Effect of reorganization transactions	372,565	—	1,984,079,483	20	253,102	9,968	(4,388,460)	(6,079)	4,168,181	36,732
Distributions for state taxes on behalf of unit holders (members), net	—	—	—	—	—	(481)	—	—	(8,023)	(8,504)
Distributions to unit holders (members) from subsidiary investment	—	—	—	—	—	—	—	—	(1,366,677)	(1,366,677)
Proceeds received from IPO, net of cost	100,000,000	1	(100,000,000)	—	1,758,719	—	—	—	(14,645)	1,744,075
Proceeds received from Greenshoe option	15,000,000	—	(15,000,000)	—	263,925	—	—	—	—	263,925
Use of proceeds to purchase Class D shares and Holding Units from RHI	—	—	—	(1)	(2,023,424)	—	—	—	—	(2,023,425)
Increase in controlling interest resulting from Greenshoe	—	—	—	—	2,047	4,847	—	(26)	(6,868)	—
Net income subsequent to reorganization transactions	—	—	—	—	—	193,104	—	—	4,562,938	4,756,042
Other comprehensive income subsequent to reorganization transactions	—	—	—	—	—	—	—	66	1,485	1,551
Unrealized gain (loss) on investment securities	—	—	—	—	—	—	—	6,969	(1,936)	5,033
Non-controlling interest attributed to dissolution	—	—	—	—	—	—	—	—	(884)	(884)
Stock Based Compensation subsequent to reorganization transactions	—	—	—	—	28,096	—	—	—	46,891	74,987
Increase (decrease) in controlling interest of investment	—	—	—	—	278	(16)	—	80	7,340	7,682
Balance, December 31, 2020	115,372,565	$1	1,869,079,483	$19	$282,743	$207,422	$—	$317	$7,391,654	$7,882,156
See accompanying Notes to the Consolidated Financial Statements.

Rocket Companies, Inc.
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended December 31,
	2020	2019	2018
Operating activities
Net income	$9,399,276	$897,130	$614,860
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	74,316	74,952	76,917
Provision for deferred income taxes	66,530	—	—
Loss on extinguishment of senior notes	43,695	—	—
Change in non-controlling interest	—	—	5,770
Origination of mortgage servicing rights	(3,124,659)	(1,771,651)	(959,172)
Change in fair value of MSRs	2,294,240	1,596,631	228,723
Gain on sale of loans excluding fair value of MSRs, net	(11,946,044)	(3,139,656)	(1,968,716)
Disbursements of mortgage loans held for sale	(316,702,083)	(144,002,172)	(83,555,240)
Proceeds from sale of loans held for sale	318,223,938	139,275,683	87,068,203
Stock-based compensation expense	136,187	39,703	33,636
Change in assets and liabilities:
Due from affiliates	7,249	3,764	(1,033)
Other assets	(412,688)	(29,107)	(64,359)
Accounts payable	94,562	64,670	(49,083)
Due to affiliates	20,947	1,539	12,543
Premium recapture and indemnification losses paid	(4,010)	(684)	(645)
Other liabilities	151,174	10,473	(11,223)
Total adjustments	$(11,076,646)	$(7,875,855)	$816,321
Net cash (used in) provided by operating activities	$(1,677,370)	$(6,978,725)	$1,431,181
Investing activities
Proceeds from sale of MSRs	$561,560	$136,820	$—
Net decrease (increase) in notes receivable from affiliates	60,516	2,830	(1,335)
Decrease (increase) in mortgage loans held for investment	3,973	(18,914)	(521)
Net increase in investment securities	(2,500)	—	(28,147)
Purchase and other additions of property and equipment, net of disposals	(106,346)	(48,842)	(64,473)
Net cash provided by (used in) investing activities	$517,203	$71,894	$(94,476)
Financing activities
Net borrowings (payments) on funding facilities	$5,700,695	$6,965,275	$(1,044,180)
Net borrowings (payments) on lines of credit	210,000	—	(10,000)
Borrowings on Senior Notes	2,000,000	—	—
Repayments on Senior Notes	(1,285,938)	—	—
Net borrowings on early buy out facility	134,019	107,924	88,324
Net (payments) borrowings notes payable from unconsolidated affiliates	(9,276)	37,916	—
Proceeds from MSRs financing liability	190,621	325,182	—
Issuance of Class D Shares to RHI	20	—	—
Proceeds from Class A Shares Issued prior to Offering	6,706	—	—
Proceeds received from IPO, net of cost	1,744,075	—	—
Proceeds received from Greenshoe option	263,925	—	—
Use of Proceeds to Purchase Class D Shares and Holding Units from RHI	(2,023,424)	—	—
Distributions to other unit holders (members) of Holdings	(1,375,181)	—	—
Net transfers to Parent	(3,798,582)	(210,941)	(706,853)
Net cash provided by (used in) financing activities	$1,757,660	$7,225,356	$(1,672,709)
Effects of exchange rate changes on cash and cash equivalents	885	877	(1,061)
Net increase (decrease) in cash and cash equivalents and restricted cash	598,378	319,402	(337,065)
Cash and cash equivalents and restricted cash, beginning of period	1,455,725	1,136,323	1,473,388
Cash and cash equivalents and restricted cash, end of period	$2,054,103	$1,455,725	$1,136,323
Non-cash activities
Loans transferred to other real estate owned	$1,484	$2,451	$1,932
Supplemental disclosures
Cash paid for interest on related party borrowings	$3,486	$5,603	$1,680
Cash paid for interest, net	$366,953	$255,788	$207,539
Cash paid for income taxes, net	$55,695	$10,970	$515

See accompanying Notes to the Consolidated Financial Statements

Rocket Companies, Inc.
Notes to Consolidated Financial Statements
(In Thousands, Except Shares and Per Share Amounts)

1. Business, Basis of Presentation and Accounting Policies

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
We are a Detroit-based holding company consisting of tech-driven real estate, mortgage and eCommerce businesses. We are committed to providing an industry-leading client experience powered by our platform. In addition to Rocket Mortgage, the nation’s largest mortgage lender, we have expanded into complementary industries, such as real estate services, personal lending, and auto sales where we seek to deliver innovative client solutions leveraging our Rocket platform. Our business operations are organized into the following two segments: (1) Direct to Consumer, (2) Partner Network (refer to Note 15, Segments).

Rocket Companies, Inc. is a holding company. Its primary material asset is the equity interest in Holdings which, through its direct and indirect subsidiaries, conducts all of the Company's operations. Holdings is a Michigan limited liability company and wholly owns Quicken Loans, LLC, Amrock Holdco, LLC (“Amrock”, "Amrock Title Insurance Company" and "Nexsys Technologies LLC"), LMB HoldCo LLC (“Core Digital Media”), RCRA Holdings LLC (“Rock Connections” and “Rocket Auto”), Rocket Homes Real Estate LLC (“Rocket Homes”), RockLoans Holdings LLC (“Rocket Loans”), Rock Central LLC, EFB Holdings Inc. (“Edison Financial”), Lendesk Canada Holdings Inc., RockTech Canada Inc., Woodward Capital Management LLC, and Amrock Title Insurance Company. Because Rocket Companies, Inc. is the managing member of Holdings, Rocket Companies, Inc. indirectly operates and controls all of the business affairs of Holdings and its subsidiaries. As used herein, “Rocket Mortgage” refers to either the Rocket Mortgage brand or platform, or the Quicken Loans business, as the context allows.

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

• Dan Gilbert, our founder and Chairman (our "Chairman"), RHI, and Rocket Companies, Inc. are members of Holdings.

• The certificate of incorporation of Rocket Companies, Inc. was amended to, among other things, authorize the Company to issue four classes of common stock: Class A common stock, Class B common stock, Class C common stock and Class D common stock. The Class A common stock and Class C common stock each provide holders with one vote on all matters submitted to a vote of stockholders, and the Class B common stock and Class D common stock each provide holders with 10 votes on all matters submitted to a vote of stockholders. The holders of Class C common stock and Class D common stock do not have any of the economic rights (including rights to dividends and distributions upon liquidation) provided to holders of Class A common stock and Class B common stock.

Notes to Consolidated Financial Statements (Continued)
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

Basis of Presentation and Consolidation

Prior to the completion of our reorganization and IPO, as defined above and in our registration statement on form S-1, RKT Holdings, LLC and its subsidiaries operated as part of RHI and not as a stand-alone entity. Income from RKT Holdings, LLC and its subsidiaries prior to the reorganization and IPO has been accounted for as a non-controlling interest in our Consolidated Statements of Income. Our Consolidated Statements of Changes in Equity presents the accumulated net income prior to the reorganization and IPO in net parent investment as the financial statements prior to the reorganization and IPO reflect combined subsidiaries operating as part of RHI. As part of our reorganization, we reorganized the legal structure of our entities, so they are all under a single parent entity, RKT Holdings, LLC. As the sole managing member of Holdings, the Company operates and controls all of the business and affairs of Holdings, and through Holdings and its subsidiaries, conducts its business. Because we manage and operate the business and control the strategic decisions and day-to-day operations of Holdings and also have a substantial financial interest in Holdings, we consolidate the financial results of Holdings, and a portion of our net income is allocated to the non-controlling interests. RKT Holdings, LLC is considered a variable interest entity, or VIE. In addition, because RKT Holdings, LLC and its subsidiaries are under the common control of RHI, we account for the reorganization as a reorganization of entities under common control and initially measured the interests of RHI in the assets and liabilities of Holdings at their carrying amounts as of the date of the completion of the reorganization. The net parent investment as a result of the common control transaction with Rocket Companies, Inc. was allocated between non-controlling interest and additional paid-in capital based on the ownership of RKT Holdings, LLC.

Prior to the reorganization and IPO, all revenues and expenses as well as assets and liabilities that are either legally attributable to us or directly associated with our business activities are included in the consolidated financial statements. Net parent investment represents RHI’s interest in the recorded net assets of the Company. All significant transactions between the Company and RHI have been included in the accompanying consolidated financial statements and are reflected in the accompanying Consolidated Statements of Changes in Equity as “Net transfers to/from parent” and in the accompanying Consolidated Balance Sheets within “Net parent investment.”

In conjunction with the reorganization and IPO, we reclassified RHI's historical net parent investment in us to additional paid-in-capital. All significant intercompany transactions and accounts between the businesses comprising the Company have been eliminated in the accompanying consolidated financial statements.

The Company's derivatives, IRLCs, mortgage loans held for sale, MSRs (including MSRs collateral for financing liability and MSRs financing liability), and investments are measured at fair value on a recurring basis. Additionally, other assets may be required to be measured at fair value in the consolidated financial statements on a nonrecurring basis. Examples of such

Notes to Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
measurements are mortgage loans transferred between held for investment and held for sale, certain impaired loans, and other real estate owned. For further details of the Company's transactions refer to Note 2, Fair Value Measurements.

All transactions and accounts between RHI and other related parties with the Company have a history of settlement or will be settled for cash, and are reflected as related party transactions. For further details of the Company’s related party transactions refer to Note 7, Transactions with Related Parties.
Our consolidated financial statements are audited and presented in U.S. dollars. They have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).
Our consolidated financial statements for periods prior to the reorganization and IPO have been derived from our consolidated financial statements, which combined the subsidiaries that historically operated as part of RHI and were included in the IPO registration statement, with further adjustments only to comply with the presentation requirements for consolidated financial statements purposes and to reflect retrospectively the Amrock Title Insurance Company ("ATI") common control acquisition as discussed further below in the Acquisition Agreement section. Amounts for the period from January 1, 2020 through August 5, 2020, as of December 31, 2019, and year ended December 31, 2019 and 2018 presented in the consolidated financial statements and notes to consolidated financial statements herein represent the historical operations of the Company including those of ATI. These amounts are prepared on a basis materially consistent, including intercompany eliminations, with the amounts as of December 31, 2020 and for the period from August 6, 2020 through December 31, 2020, reflecting the consolidated operations of the Company including ATI.

We believe the assumptions underlying the consolidated financial statements, including the assumptions regarding allocation of expenses from RHI are reasonable. Prior to the reorganization and IPO, the executive management compensation expense has been allocated based on time incurred for services provided to Holdings and its subsidiaries. Total costs allocated to us for these services were $96,199, $52,250 and $47,301 for the years ended December 31, 2020, 2019 and 2018, respectively. These amounts were included in salaries, commissions and team member benefits in our Consolidated Statements of Income and Comprehensive Income. In our opinion, these consolidated financial statements include all normal and recurring adjustments considered necessary for a fair statement of our results of operations, financial position and cash flows for the periods presented.

Acquisition Agreement

On August 5, 2020, Rocket Companies, Inc. entered into an acquisition agreement with RHI and its direct subsidiary Amrock Holdings Inc. pursuant to which we acquired Amrock Title Insurance Company ("ATI"), a title insurance underwriting business, for total aggregate consideration of $14,400 that consisted of 800,000 Holdings Units and shares of Rocket Companies, Inc. Class D common stock valued at the initial public offering price of $18.00 per share (the number of shares issued equals the purchase price divided by the price to the public in our initial public offering), the acquisition closed on August 14, 2020 subsequent to the IPO date on August 10, 2020. ATI's net income for the year ended December 31, 2019 was $4,700. Because the Acquisition was a transaction between commonly controlled entities, U.S. GAAP requires the retrospective combination of the entities for all periods presented as if the combination had been in effect since the inception of common control. Accordingly, the Company’s consolidated financial statements included in this Form 10-K, including for the years ended December 31, 2019 and December 31, 2018, reflect the retrospective combination of the entities as if the combination had been in effect since inception of common control.

Management Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Although management is not currently aware of any factors that would significantly change its estimates and assumptions, actual results may differ from these estimates.
Subsequent Events
In preparing these consolidated financial statements, the Company evaluated events and transactions for potential recognition or disclosure through the date these consolidated financial statements were issued. Refer to Note 6, Borrowings for

Notes to Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
disclosures on changes to the Company’s debt agreements and Note 11, Income Taxes for distributions made that occurred subsequent to December 31, 2020

Subsequent to December 31, 2020, the Company sold MSRs relating to certain single-family mortgage loans with an aggregate unpaid principal balance of approximately $2.0 billion and a fair market value of approximately $16 million as of December 31, 2020. The sales represented approximately 0.5% of the Company’s total single-family mortgage servicing portfolio as of December 31, 2020.

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
Special Dividend

On February 25, 2021, our board of directors authorized and declared a cash dividend (the "Special Dividend") of $1.11 per share to the holders of our Class A common stock. The Special Dividend was paid on March 23, 2021 to holders of the Class A common stock of record as of the close of business on March 9, 2021. The Company funded the Special Dividend from cash distributions of approximately $2.2 billion by RKT Holdings, LLC to all of its members, including the Company.

Share Repurchase Authorization

On November 10, 2020, our Board of Directors approved a share repurchase program of up to $1.0 billion of our Common Stock, including both Class A and Class D, which repurchases may be made, from time to time, in privately negotiated transactions or in the open market, in accordance with applicable securities laws (the “Share Repurchase Program”). The Share Repurchase Program will remain in effect for a two-year period. The Share Repurchase Program authorizes but does not obligate the Company to make any repurchases at any specific time. The timing and extent to which the Company repurchases its shares will depend upon, among other things, market conditions, share price, liquidity targets, regulatory requirements and other factors. As of December 31, 2020 no shares have been repurchased under the Share Repurchase Program.

Revenue Recognition
Gain on sale of loans, net—Gain on sale of loans, net includes all components related to the origination and sale of mortgage loans, including (1) net gain on sale of loans, which represents the premium we receive in excess of the loan principal amount and certain fees charged by investors upon sale of loans into the secondary market, (2) loan origination fees (credits), points and certain costs, (3) provision for or benefit from investor reserves, (4) the change in fair value of interest rate locks and loans held for sale, (5) the gain or loss on forward commitments hedging loans held for sale and interest rate lock commitments (IRLCs), and (6) the fair value of originated MSRs. An estimate of the gain on sale of loans, net is recognized at the time an IRLC is issued, net of a pull-through factor. Subsequent changes in the fair value of IRLCs and mortgage loans held for sale are recognized in current period earnings. When the mortgage loan is sold into the secondary market, any difference between the proceeds received and the current fair value of the loan is recognized in current period earnings in Gain on sale of loans, net. Included in Gain on sale of loans, net is the fair value of originated MSRs, which represents the estimated fair value of MSRs related to loans which we have sold and retained the right to service. Refer to Note 3, Mortgage Servicing Rights for information related to the gain/(loss) on changes in the fair value of MSRs.
Loan servicing (loss) income, net—Loan servicing (loss) income, net includes income from servicing, sub-servicing and ancillary fees, and is recorded to income as earned, which is upon collection of payments from borrowers. This amount also includes the Change in fair value of MSRs, which is the adjustment for the fair value measurement of the MSR asset as of the respective balance sheet date.

Interest income, net—Interest income includes interest earned on mortgage loans held for sale and mortgage loans held for investment net of the interest expense paid on our loan funding facilities. Interest income is recorded as earned and interest expense is recorded as incurred.

Notes to Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
Other income—Other income is derived primarily from lead generation revenue, professional service fees, real estate network referral fees, contact center revenue, personal loans business, closing fees, net appraisal revenue, and net title insurance fees.

The following revenue streams fall within the scope of ASC Topic 606—Revenue from Contracts with Customers and are disaggregated hereunder:

Core Digital Media lead generation revenue—The Company recognizes online consumer acquisition revenue based on successful delivery of marketing leads to a client at a fixed fee per lead. This service is satisfied at the time the lead is delivered, at which time revenue for the service is recognized. Online consumer acquisition revenue, net of intercompany eliminations, were $24,231, $41,895, and $79,774 for the years ended December 31, 2020, 2019, and 2018, respectively.

Professional service fees—The Company recognizes professional service fee revenue based on the delivery of services (e.g., human resources, technology, training) over the term of a contract. Consideration for the promised services is received through a combination of a fixed fee for the period and incremental fees paid for optional services that are available at an incremental rate determined at the time such services are requested. The Company recognizes the annual fee ratably over the life of the contract, as the performance obligation is satisfied equally over the term of the contract. For the optional services, revenue is only recognized at the time the services are requested and delivered and pricing is agreed upon. Professional service fee revenues were $10,884, $8,320, and $5,088 for the years ended December 31, 2020, 2019, and 2018, respectively, and were rendered entirely to related parties.
Rocket Homes real estate network referral fees—The Company recognizes real estate network referral fee revenue based on arrangements with partner agencies contingent on the closing of a transaction. As this revenue stream is variable, and is contingent on the successful transaction close, the revenue is constrained until the occurrence of the transaction. At this point, the constraint on recognizing revenue is deemed to have been lifted and revenue is recognized for the consideration expected to be received. Real estate network referral fees, net of intercompany eliminations, were $42,777, $39,924, and $33,229 for the years ended December 31, 2020, 2019, and 2018, respectively.
Rock Connections and Rocket Auto contact center revenue—The Company recognizes contact center revenue for communication services including client support and sales. Consideration received includes a fixed base fee and/or a variable contingent fee. The fixed base fee is recognized ratably over the period of performance, as the performance obligation is considered to be satisfied equally throughout the service period. The variable contingent fee related to car sales is constrained until the sale of the car is completed. Contact center revenues, net of intercompany eliminations, were $27,904, $27,055, and $23,043 for the years ended December 31, 2020, 2019, and 2018, respectively.
Amrock closing fees—The Company recognizes closing fees for non-recurring services provided in connection with the origination of the loan. These fees are recognized at the time of loan closing for purchase transactions or at the end of a client's three-day rescission period for refinance transactions, which represents the point in time the loan closing services performance obligation is satisfied. The consideration received for closing services is a fixed fee per loan that varies by state and loan type. Closing fees were $457,703, $200,920, and $139,176 for the years ended December 31, 2020, 2019, and 2018, respectively.
Amrock appraisal revenue, net—The Company recognizes appraisal revenue when the appraisal service is completed. The Company may choose to deliver appraisal services directly to its client or subcontract such services to a third-party licensed and/or certified appraiser. In instances where the Company performs the appraisal, revenue is recognized as the gross amount of consideration received at a fixed price per appraisal. The Company is an agent in instances where a third-party appraiser is involved in the delivery of appraisal services and revenue is recognized net of third-party appraisal expenses. Appraisal revenue, net was $78,673, $76,200, and $64,515 for the years ended December 31, 2020, 2019, and 2018, respectively.
Marketing and Advertising Costs

Marketing and advertising costs for direct and non-direct response advertising are expensed as incurred. The costs of brand marketing and advertising are expensed in the period the advertising space or airtime is used.

Notes to Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)

The Company incurred marketing and advertising costs related to the naming rights for Rocket Mortgage Field House and other promotional sponsorships, which are related parties. For the years ended December 31, 2020, 2019, and 2018, the Company incurred expenses of $8,939, $9,675, and $12,281, respectively, related to these arrangements.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. We maintain our bank accounts with a relatively small number of high-quality financial institutions.
Restricted cash as of December 31, 2020, 2019, and 2018 consisted of cash on deposit for a repurchase facility and client application deposits, title premiums collected from the insured that are due to the underwritten insurance company and a $25,000 bond.

	December 31,
	2020	2019	2018
Cash and cash equivalents	$1,971,085	$1,394,571	$1,089,039
Restricted cash	83,018	61,154	47,284
Total cash, cash equivalents, and restricted cash in the statement of cash flows	$2,054,103	$1,455,725	$1,136,323

Mortgage Loans Held for Sale

The Company has elected the fair value option for accounting for mortgage loans held for sale.

Included in mortgage loans held for sale are loans originated as held for sale that are expected to be sold into the secondary market and loans that have been previously sold and repurchased from investors that management intends to resell into the secondary market.

Refer to Note 4, Mortgage Loans Held for Sale, for further information.

Derivative Financial Instruments

The Company enters into interest rate lock commitments ("IRLCs"), forward commitments to sell mortgage loans and forward commitments to purchase loans, which are considered derivative financial instruments. These items are accounted for as free-standing derivatives and are included in the Consolidated Balance Sheets at fair value. The Company treats all of its derivative instruments as economic hedges; therefore, none of its derivative instruments qualify for designation as accounting hedges. Changes in the fair value of the IRLCs and forward commitments to sell mortgage loans are recorded in current period earnings and are included in gain on sale of loans, net in the Consolidated Statements of Income and Comprehensive Income. Forward commitments to purchase mortgage loans are recognized in current period earnings and are included in gain on sale of loans, net in the Consolidated Statements of Income and Comprehensive Income.

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

Notes to Consolidated Financial Statements (Continued)
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

Forward commitments include To-Be-Announced ("TBA") mortgage-backed securities that have been aggregated at the counterparty level for presentation and disclosure purposes. Counterparty agreements contain a legal right to offset amounts due to and from the same counterparty under legally enforceable master netting agreements to settle with the same counterparty, on a net basis, as well as the right to obtain cash collateral. Forward commitments also include commitments to sell loans to counterparties and to purchase loans from counterparties at determined prices. Refer to Note 12, Derivative Financial Instruments for further information.

Mortgage Servicing Rights

Mortgage servicing rights are recognized as assets on the Consolidated Balance Sheets when loans are sold, and the associated servicing rights are retained. The Company maintains one class of MSR asset and has elected the fair value option. These MSRs are recorded at fair value, which is determined using a valuation model that calculates the present value of estimated future net servicing fee income. The model includes estimates of prepayment speeds, discount rate, cost to service, float earnings, contractual servicing fee income, and ancillary income and late fees, among others. These estimates are supported by market and economic data collected from various outside sources. Refer to Note 3, Mortgage Servicing Rights for further information.

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation. Depreciation of property and equipment is generally computed on a straight-line basis over the estimated useful lives of the assets. Amortization of leasehold improvements is computed on a straight-line basis over the shorter of the estimated useful lives or the remaining lease terms. Depreciation is not recorded on projects-in-process until the project is complete and the associated assets are placed into service or are ready for the intended use. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accounts; any resulting gain or loss is credited or charged to operations. Costs of maintenance and repairs are charged to expense as incurred. Refer to Note 5, Property and Equipment for further information.

Loans subject to repurchase right from Ginnie Mae

For certain loans sold to Ginnie Mae, the Company as the servicer has the unilateral right to repurchase any individual loan in a Ginnie Mae securitization pool if that loan meets defined criteria, including being delinquent more than 90 days. Once the Company has the unilateral right to repurchase the delinquent loan, the Company has effectively regained control over the loan and must re-recognize the loan on the Consolidated Balance Sheets and establish a corresponding finance liability regardless of the Company's intention to repurchase the loan. The asset and corresponding liability are recorded at the unpaid principal balance of the loan, which approximates its fair value.

Non-controlling interests

As noted above, we are the sole managing member of Holdings and consolidate the financial results of Holdings. Therefore, we report a non-controlling interest based on the Holdings Units of Holdings held by our Chairman and RHI (the "non-controlling interest holders") on our Consolidated Balance Sheets. Income or loss is attributed to the non-controlling interests based on the weighted average Holdings Units outstanding during the period and is presented on the Consolidated Statements of Income and Comprehensive Income. Refer to Note 17, Noncontrolling Interests for more information.

Notes to Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
Stock-based Compensation

In connection with the IPO, equity-based awards were issued under the Rocket Companies, Inc. 2020 Omnibus Incentive Plan including restricted stock units and stock options to purchase shares of our Class A common stock at an exercise price equal to the price to the public in the initial public offering. Stock-based compensation expense is recorded as a component of salaries, commissions and team member benefits. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period based on the fair value of the award on the date of grant, refer to Note 18, Stock Based Compensation for additional information.

Income taxes

Our income tax expense, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management’s best assessment of estimated current and future taxes to be paid. We are subject to income taxes predominantly in the United States and Canada. These tax laws are often complex and may be subject to different interpretations.

Deferred income taxes arise from temporary differences between the financial statement carrying amount and the tax basis of assets and liabilities. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence. If based upon all available positive and negative evidence, it is more likely than not that the deferred tax assets will not be realized, a valuation allowance is established. The valuation allowance may be reversed in a subsequent reporting period if the Company determines that it is more likely than not that all or part of the deferred tax asset will become realizable.

Our interpretations of tax laws are subject to review and examination by various taxing authorities and jurisdictions where the Company operates, and disputes may occur regarding its view on a tax position. These disputes over interpretations with the various tax authorities may be settled by audit, administrative appeals or adjudication in the court systems of the tax jurisdictions in which the Company operates. We regularly review whether we may be assessed additional income taxes as a result of the resolution of these matters, and the Company records additional reserves as appropriate. In addition, the Company may revise its estimate of income taxes due to changes in income tax laws, legal interpretations, and business strategies. We recognize the financial statement effects of uncertain income tax positions when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. We record interest and penalties related to uncertain income tax positions in income tax expense. For additional information regarding our provision for income taxes refer to Note 11, Income Taxes.

Tax Receivable Agreement

In connection with the reorganization, we entered into a Tax Receivable Agreement with RHI and our Chairman that will obligate us to make payments to RHI and our Chairman generally equal to 90% of the applicable cash savings that we actually realize as a result of the tax attributes generated by (i) certain increases in our allocable share of the tax basis in Holdings’ assets resulting from (a) the purchases of Holdings Units (along with the corresponding shares of our Class D common stock or Class C common stock) from RHI and our Chairman (or their transferees of Holdings Units or other assignees) using the net proceeds from our initial public offering or in any future offering, (b) exchanges by RHI and our Chairman (or their transferees of Holdings Units or other assignees) of Holdings Units (along with the corresponding shares of our Class D common stock or Class C common stock) for cash or shares of our Class B common stock or Class A common stock, as applicable, or (c) payments under the Tax Receivable Agreement; (ii) tax benefits related to imputed interest deemed arising as a result of payments made under the Tax Receivable Agreement and (iii) disproportionate allocations (if any) of tax benefits to Holdings as a result of section 704(c) of the Code that relate to the reorganization transactions. We will retain the benefit of the remaining 10% of these tax savings. For additional information regarding our TRA refer to Note 7, Transactions with Related Parties, Note 11, Income Taxes, and Note 13, Commitments, Contingencies, and Guarantees.

The Company recognized a liability for the Tax Receivable Agreement based upon the estimate of future TRA payments. The amounts payable under the Tax Receivable Agreement will vary depending upon a number of factors, including the amount, character, and timing of the taxable income of Rocket Companies in the future. Any such changes in these factors or changes in the Company’s determination of the need for a valuation allowance related to the tax benefits acquired under the Tax Receivable Agreement could adjust the Tax receivable agreement liability recognized and recorded within earnings in future periods.

Notes to Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
Basic and Diluted Earnings Per Share

The Company applies the two-class method for calculating and presenting earnings per share by separately presenting earnings per share for Class A common stock and Class B common stock. In applying the two-class method, the Company allocates undistributed earnings equally on a per share basis between Class A and Class B common stock. According to the Company’s certificate of incorporation, the holders of the Class A and Class B common stock are entitled to participate in earnings equally on a per-share basis, as if all shares of common stock were of a single class, and in such dividends as may be declared by the board of directors. Holders of the Class A and Class B common stock also have equal priority in liquidation. Shares of Class C and Class D common stock do not participate in earnings of Rocket Companies, Inc. As a result, the shares of Class C and Class D common stock are not considered participating securities and are not included in the weighted-average shares outstanding for purposes of earnings per share. Restricted stock units awarded as part of the Company’s compensation program, described in Note 18, Stock Based Compensation are included in the weighted-average Class A shares outstanding in the calculation of basic EPS once the units are fully vested. Refer to Note 19, Earnings Per Share for more information.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued Accounting Standard Update (“ASU”) No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which introduced an expected credit loss model for the impairment of financial assets, measured at amortized cost. The model replaces the probable, incurred loss model for those assets and broadens the information an entity must consider in developing its expected credit loss estimate for assets measured at amortized cost. On January 1, 2020, the Company adopted ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and subsequent amendments to the initial guidance under ASU 2018-19, ASU 2019-04 and ASU 2019-05 (collectively, “Topic 326”) with an immaterial impact to our consolidated financial position, results of operations or cash flows.
Based upon management’s scoping analysis, the Company determined that notes and other receivables are within the scope of ASU 2016-13. The Company determined that these are short-term in nature (less than one year) and of high credit quality, and the estimated credit-related losses over the life of these receivables are also immaterial. For each of the aforementioned financial instruments carried at amortized cost, the Company enhanced its processes to consider and include the requirements of ASU 2016-13, as applicable, into the determination of credit-related losses.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments to Topic 740 include the removal of certain exceptions to the general principles of ASC 740 in such areas as intraperiod tax allocation, year to date losses in interim periods and deferred tax liabilities related to outside basis differences. Amendments also include simplification in other areas such as interim recognition of enactment of tax laws or rate changes and accounting for a franchise tax (or similar tax) that is partially based on income. The transition method varies by amendment and can be on a prospective, retrospective, or modified retrospective basis depending on the amendment. The Company early adopted this standard effective as of January 1, 2020. The adoption of this ASU had an immaterial impact on the consolidated financial statements and related disclosures.

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

Accounting Standards Issued but Not Yet Adopted

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. Subject to meeting certain criteria, the new guidance provides optional expedients and exceptions to applying contract modification accounting under existing U.S. GAAP, to address the expected phase out of the London Inter-bank Offered Rate (“LIBOR”) by the end of 2022. This guidance is effective upon issuance and allows application to contract changes as early as January 1, 2020. The Company is in the process of transitioning its funding facilities and financing facilities that utilize LIBOR as the reference rate. For contracts to which ASC Topic 470, Debt applies, we have applied the optional expedients available from ASU 2020-04 and accounted for the contract modifications related to reference rate reform prospectively. Of the contracts that have been adjusted for the new reference

Notes to Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
rate, there has been an immaterial impact on the consolidated financial statements. The Company is continuing to evaluate the impact that the adoption of this ASU will have on the consolidated financial statements and related disclosures.
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
The following is a description of measurement techniques for items recorded at fair value on a recurring basis. There were no material items recorded at fair value on a nonrecurring basis as of December 31, 2020 or December 31, 2019.
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

Notes to Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The table below shows a summary of financial statement items that are measured at estimated fair value on a recurring basis, including assets measured under the fair value option. There were no material transfers of assets or liabilities recorded at fair value on a recurring basis between Levels 1, 2 or 3 during the year ended December 31, 2020 or the year ended December 31, 2019.

	Level 1	Level 2	Level 3	Total
Balance at December 31, 2020
Assets:
Mortgage loans held for sale	$—	$22,285,440	$579,666	$22,865,106
IRLCs	—	—	1,897,194	1,897,194
MSRs	—	—	2,862,685	2,862,685
MSRs collateral for financing liability(1)	—	—	205,033	205,033
Forward commitments	—	20,584	—	20,584
Total assets	$—	$22,306,024	$5,544,578	$27,850,602
Liabilities:
Forward commitments	$—	$506,071	$—	$506,071
MSRs financing liability(1)	—	—	187,794	187,794
Total liabilities	$—	$506,071	$187,794	$693,865

Balance at December 31, 2019
Assets:
Mortgage loans held for sale	$—	$12,966,942	$308,793	$13,275,735
IRLCs	—	—	508,135	508,135
MSRs	—	—	2,874,972	2,874,972
MSRs collateral for financing liability(1)	—	—	205,108	205,108
Forward commitments	—	3,838	—	3,838
Total assets	$—	$12,970,780	$3,897,008	$16,867,788
Liabilities:
Forward commitments	$—	$43,794	$—	$43,794
MSRs financing liability(1)	—	—	189,987	189,987
Total liabilities	$—	$43,794	$189,987	$233,781
(1)    Refer to Note 3, Mortgage Servicing Rights for further information regarding both the MSRs collateral for financing liability and MSRs financing liability.

Notes to Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
The following tables present the quantitative information about recurring Level 3 fair value financial instruments and the fair value measurements as of:

	December 31, 2020		December 31, 2019
Unobservable Input	Range	Weighted Average	Range	Weighted Average
Mortgage loans held for sale
Dealer pricing	89% - 105%	99%	75% - 103%	98%
IRLCs
Loan funding probability	0% - 100%	74%	0% - 100%	72%
MSRs, MSRs collateral for financing liability, and MSRs financing liability
Discount rate	9.5% - 12.0%	9.9%	9.5% - 12.0%	10.0%
Conditional prepayment rate	6.6% - 52.1%	15.8%	7.4% - 44.5%	14.5%
The table below presents a reconciliation of Level 3 assets measured at fair value on a recurring basis for the years ended December 31, 2020 and 2019. Mortgage servicing rights (including MSRs collateral for financing liability and MSRs financing liability) are also classified as a Level 3 asset measured at fair value on a recurring basis and its reconciliation is found in Note 3, Mortgage Servicing Rights.

	Loans Held for Sale	IRLCs
Balance at December 31, 2019	$308,793	$508,135
Transfers in(1)	1,215,121	—
Transfers out/principal reductions(1)	(944,446)	—
Net transfers and revaluation gains	—	1,389,059
Total gains included in net income	198	—
Balance at December 31, 2020	$579,666	$1,897,194

Balance at December 31, 2018	$194,752	$245,663
Transfers in(1)	1,058,143	—
Transfers out/principal reductions(1)	(945,444)	—
Net transfers and revaluation gains	—	262,472
Total gains included in net income	1,342	—
Balance at December 31, 2019	$308,793	$508,135
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
Fair Value Option

The following is the estimated fair value and unpaid principal balance (“UPB”) of mortgage loans held for sale that have contractual principal amounts and for which the Company has elected the fair value option. The fair value option was elected for mortgage loans held for sale as the Company believes fair value best reflects their expected future economic performance:

	Fair Value	Principal Amount Due Upon Maturity	Difference(1)
Balance at December 31, 2020	$22,865,106	$21,834,817	$1,030,289
Balance at December 31, 2019	$13,275,735	$12,929,143	$346,592

Notes to Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
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

	December 31, 2020		December 31, 2019
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior Notes, due 5/1/2025	$—	$—	$1,241,012	$1,297,250
Senior Notes, due 1/15/2028	$994,986	$1,079,629	$992,779	$1,046,683
Senior Notes, due 3/1/2029	$741,946	$766,365	$—	$—
Senior Notes, due 3/1/2031	$1,236,114	$1,298,175	$—	$—

The fair value of Senior Notes was calculated using the observable bond price at December 31, 2020 and December 31, 2019, respectively. The Senior Notes are classified as Level 2 in the fair value hierarchy.
3. Mortgage Servicing Rights
The following table summarizes changes to the MSR assets for the year ended:

	Year Ended December 31,
	2020	2019
Fair value, beginning of period	$2,874,972	$3,180,530
MSRs originated	3,124,659	1,771,651
MSRs sales	(770,809)	(486,078)
Changes in fair value:
Due to changes in valuation model inputs or assumptions(1)	(1,274,937)	(784,401)
Due to collection/realization of cash flows	(1,091,200)	(806,730)
Total changes in fair value	(2,366,137)	(1,591,131)
Fair value, end of period	$2,862,685	$2,874,972
(1)    Reflects changes in assumptions including discount rates and prepayment speed assumptions, mostly due to changes in market interest rates. Does not include the change in fair value of derivatives that economically hedge MSRs identified for sale.
The total UPB of mortgage loans serviced, excluding subserviced loans, at December 31, 2020 and December 31, 2019 was $371,494,905 and $311,718,188, respectively. The portfolio primarily consists of high-quality performing agency and government (FHA and VA) loans. As of December 31, 2020, delinquent loans (defined as 60-plus days past-due) were 3.91% of our total portfolio. Excluding clients in forbearance plans, our delinquent loans (defined as 60-plus days past-due) were 0.84% as of December 31, 2020.
During the third quarter of 2019, the Company sold MSRs with a book value of $340,303 relating to certain single-family mortgage loans. Based on the contract terms, the sale of those MSRs did not immediately qualify for sale accounting treatment under U.S. GAAP. As a result, the Company was required to retain the MSRs asset (i.e., MSRs collateral for financing liability) and the MSRs liability (i.e., MSRs financing liability) on the balance sheet until certain contractual provisions lapse after June 2020. These MSRs were reported on the balance sheet at fair value using a valuation methodology consistent with the Company’s method for valuing MSRs until those contractual provisions lapsed. Furthermore, the net

Notes to Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
change in fair market value (“FMV”) of the MSRs asset and liability from this sale is captured within Loan servicing (loss) income, net in the Consolidated Statements of Income and Comprehensive Income. The unrealized gain of $189,987 and $150,316 relating to the MSRs liability and the offsetting unrealized loss of $189,987 and $150,316 relating to the MSRs asset were recorded in current operations for the years ended December 31, 2020 and December 31, 2019, respectively. Additionally, terms of the agreement require quarterly adjustments to the sales price for changes in prepayment rates at the time of sale for a period of one year. Furthermore, in the year ended December 31, 2019, the Company also sold MSRs with a book value of $145,775 relating to certain mortgage loans, which qualified for sale accounting treatment under U.S. GAAP.

During the fourth quarter of 2020, the Company sold MSRs with a book value of approximately $193,739 relating to certain single-family mortgage loans. Based on the contract terms, the sale of those MSRs did not qualify for sale accounting treatment under U.S. GAAP. As a result, the Company was required to retain the MSRs asset and MSRs liability on the balance sheet until certain contractual provisions lapse after July 2021. These MSRs continued to be reported on the balance sheet at fair value using a valuation methodology consistent with the Company's method for valuing MSRs until those contractual provisions lapse. Furthermore, the net change in FMV of the MSRs asset and liability from this sale is captured within Loan servicing loss, net in the Consolidated Statements of Income and Comprehensive Income. The unrealized gain of $5,945 relating to the MSRs liability and the offsetting unrealized loss of $5,945 relating to the MSRs asset were recorded in current operations for the year ended December 31, 2020. Additionally, terms of the agreement require quarterly adjustments to the sales price for changes in prepayment rates at the time of sale for a period of six months. Furthermore, in the year ended December 31, 2020, the Company also sold MSRs with a book value of $577,070 relating to certain mortgage loans, which qualified for sale accounting treatment under U.S. GAAP.

The following is a summary of the weighted average discount rate and prepayment speed assumptions used to determine the fair value of MSRs as well as the expected life of the loans in the servicing portfolio:

	December 31, 2020	December 31, 2019
Discount rate	9.9%	10.0%
Prepayment speeds	15.8%	14.5%
Life (in years)	5.05	5.33

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
The following table stresses the discount rate and prepayment speeds at two different data points:

	Discount Rate		Prepayment Speeds
	100 BPS Adverse Change	200 BPS Adverse Change	10% Adverse Change	20% Adverse Change
December 31, 2020
Mortgage servicing rights	$(115,130)	$(212,119)	$(147,420)	$(279,691)
December 31, 2019
Mortgage servicing rights	$(101,495)	$(195,894)	$(133,039)	$(259,346)
4. Mortgage Loans Held for Sale
The Company sells substantially all of its originated mortgage loans into the secondary market. The Company may retain the right to service some of these loans upon sale through ownership of servicing rights. A reconciliation of the changes in mortgage loans held for sale to the amounts presented on the Consolidated Statements of Cash Flows is below:

Notes to Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)

	Year Ended December 31,
	2020	2019
Balance at the beginning of period	$13,275,735	$5,784,812
Disbursements of mortgage loans held for sale	316,702,083	144,002,172
Proceeds from sales of mortgage loans held for sale(1)	(318,218,159)	(139,275,683)
Gain on sale of mortgage loans excluding fair value of other financial instruments, net(2)	11,105,447	2,764,434
Balance at the end of period	$22,865,106	$13,275,735
(1)    The proceeds from sales of loans held for sale on the Consolidated Statements of Cash Flows includes amounts related to the sale of consumer loans.
(2)    The Gain on sale of loans excluding fair value of MSRs, net on the Consolidated Statements of Cash Flows includes amounts related to the sale of consumer loans, interest rate lock commitments, forward commitments, and provisions for investor reserves.

Credit Risk

The Company is subject to credit risk associated with mortgage loans that it purchases and originates during the period of time prior to the sale of these loans. The Company considers credit risk associated with these loans to be insignificant as it holds the loans for a short period of time, which for the year ended December 31, 2020 is, on average, approximately 17 days from the date of borrowing, and the market for these loans continues to be highly liquid. The Company is also subject to credit risk associated with mortgage loans it has repurchased as a result of breaches of representations and warranties during the period of time between repurchase and resale.

5. Property and Equipment

Property and equipment are depreciated over lives primarily ranging from 3 to 7 years for office furniture, equipment, computer software and leasehold improvements. Property and equipment consist of the following:

	December 31,
	2020	2019
Office furniture, equipment, and technology	$380,826	$364,957
Leasehold improvements	148,320	133,002
Internally-developed software	100,393	67,132
Projects-in-process	79,434	39,895
Total cost	$708,973	$604,986
Accumulated depreciation and amortization	(497,812)	(428,540)
Total property and equipment, net	$211,161	$176,446
6. Borrowings
The Company maintains various funding facilities and other non-funding debt as shown in the tables below. Interest rates typically have two main components – a base rate (most commonly LIBOR or SOFR, some have a floor) plus a spread. The commitment fee charged by lenders for each of the facilities is an annual fee and is calculated based on the committed line amount multiplied by a negotiated rate. The fee rate ranges from 0% to 0.50% among the facilities except for the Senior Notes, which have no commitment fee. The Company is required to maintain certain covenants, including minimum tangible net worth, minimum liquidity, maximum total debt or liabilities to net worth ratio, pretax net income requirements, and other customary debt covenants, as defined in the agreements. The Company was in compliance with all covenants as of December 31, 2020 and December 31, 2019.

The amount owed and outstanding on the Company’s loan funding facilities fluctuates greatly based on its origination volume, the amount of time it takes the Company to sell the loans it originates, and the Company’s ability to use the cash to self-fund loans. In addition to self-funding, the Company may from time to time use surplus cash to “buy-down” the effective interest rate of certain loan funding facilities or to self-fund a portion of our loan originations. As of December 31, 2020,

Notes to Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
$3,047,797 of the Company’s cash was used to buy-down our funding facilities and self-fund, $400,000 of which are buy-down funds that are included in cash on the Consolidated Balance Sheets and $2,647,797 of which is discretionary self-funding that reduces cash on the Consolidated Balance Sheets. The Company has the right to withdraw the $400,000 at any time, unless a margin call has been made or a default has occurred under the relevant facilities. The Company has $2,647,797 of discretionary self-funded loans, of which a portion can be transferred to a warehouse line or the early buy out line, provided that such loans meet the eligibility criteria to be placed on such lines. The remaining portion will be funded in normal course over a short period of time, generally less than one month. A large unanticipated margin call could also have a material adverse effect on the Company’s liquidity. Furthermore, refer to Note 3, Mortgage Servicing Rights for additional information regarding the MSRs financing liability with the MSRs sold during the third quarter of 2019 and fourth quarter of 2020.

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

Notes to Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
Funding Facilities

Facility Type	Collateral	Maturity	Line Amount	Committed Line Amount	Outstanding Balance December 31, 2020	Outstanding Balance December 31, 2019
MRA funding:
1) Master Repurchase Agreement(7)	Mortgage loans held for sale(6)	10/22/2021	$2,000,000	$100,000	$999,752	$835,302
2) Master Repurchase Agreement(7)	Mortgage loans held for sale(6)	12/2/2021	1,500,000	500,000	1,320,484	1,390,839
3) Master Repurchase Agreement(1)(7)	Mortgage loans held for sale(6)	4/22/2022	3,250,000	1,000,000	2,407,156	2,622,070
4) Master Repurchase Agreement(2)(7)	Mortgage loans held for sale(6)	10/26/2021	2,000,000	1,700,000	1,953,949	875,617
5) Master Repurchase Agreement(3)(7)	Mortgage loans held for sale(6)	4/22/2021	2,500,000	500,000	2,004,707	2,063,099
6) Master Repurchase Agreement(7)	Mortgage loans held for sale(6)	9/5/2022	2,000,000	1,000,000	1,780,902	965,903
7) Master Repurchase Agreement(7)	Mortgage loans held for sale(6)	9/16/2021	1,750,000	1,137,500	1,343,130	773,822
8) Master Repurchase Agreement(7)	Mortgage loans held for sale(6)	6/12/2021	400,000	—	219,786	—
9) Master Repurchase Agreement(7)	Mortgage loans held for sale(6)	9/24/2021	1,500,000	750,000	983,126	—
10) Master Repurchase Agreement(7)	Mortgage loans held for sale(6)	10/9/2021	500,000	—	480,544	—
11) Master Repurchase Agreement(7)	Mortgage loans held for sale(6)	12/17/2021	1,000,000	500,000	765,432	—
			$18,400,000	$7,187,500	$14,258,968	$9,526,652
Early Funding:
12) Early Funding Facility(4)(7)	Mortgage loans held for sale(6)	(4)	4,000,000	—	2,514,193	2,022,179
13) Early Funding Facility(5)(7)	Mortgage loans held for sale(6)	(5)	3,000,000	—	969,412	493,047
			7,000,000	—	3,483,605	2,515,226
Total			$25,400,000	$7,187,500	$17,742,573	$12,041,878
(1)    This facility had an overall line size of $3,250,000 with $1,000,000 committed until December 31, 2020. Subsequent to December 31, 2020, the facility decreased to $2,750,000 with $1,000,000 committed.

(2)    This facility has a 12-month initial term, which can be extended for 3-months at each subsequent 3-month anniversary from the initial start date. Subsequent to December 31, 2020 this facility was extended 3-months and is now maturing on January 26, 2022.

(3)    Subsequent to December 31, 2020, this facility was amended to increase the total facility size to $3,000,000 with $500,000 committed.

(4)    This facility is an evergreen agreement with no stated termination or expiration date. This agreement can be terminated by either party upon written notice.

(5)    This facility will have an overall line size of $3,000,000, which will be reviewed every 90 days. This facility is an evergreen agreement with no stated termination or expiration date. This agreement can be terminated by either party upon written notice.

(6)    The Company has multiple borrowing facilities in the form of asset sales under agreements to repurchase. These borrowing facilities are secured by mortgage loans held for sale at fair value as the first priority security interest.

Notes to Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
(7)    The interest rates charged by lenders of the funding facilities ranged from 0.40% to 2.30%, plus the applicable base rate, for the twelve months ended December 31, 2020 and for the year ended December 31, 2019.

Other Financing Facilities

Facility Type	Collateral	Maturity	Line Amount	Committed Line Amount	Outstanding Balance December 31, 2020	Outstanding Balance December 31, 2019
Line of Credit Financing Facilities
1) Unsecured line of credit(1)(6)	—	7/27/2025	$2,000,000	$—	$—	$—
2) Unsecured line of credit(2)(6)	—	(2)	—	—	—	90,000
3) Unsecured line of credit(3)	—	7/31/2025	100,000	—	—	—
4) Revolving credit facility	—	8/10/2023	1,000,000	1,000,000	300,000	—
5) MSR line of credit(7)	MSRs	10/22/2021	200,000	—	—	—
6) MSR line of credit(4)(7)	MSRs	(4)	200,000	200,000	75,000	75,000
			$3,500,000	$1,200,000	$375,000	$165,000
Early Buyout Financing Facility
7) Early buy out facility(5)(8)	Loans/ Advances	6/9/2021	$500,000	$—	$330,266	$196,247
(1)    This uncommitted, unsecured Revolving Loan Agreement is with RHI.

(2)    Effective August 10, 2020, this facility was terminated at the borrower's request and a portion of the commitment was rolled in the new revolving credit facility.

(3)    Refer to Note 7, Transactions with Related Parties for additional details regarding this unsecured line of credit

(4)    This MSR facility can be drawn upon for corporate purposes and is collateralized by GSE MSRs within our servicing portfolio. This facility has a 5-year total commitment comprised of a 3-year revolving period that expires on April 30, 2022 followed by a 2-year amortization period that expires on April 30, 2024.

(5)    Subsequent to December 31, 2020, this facility was increased to a total facility size of $2,600,000 and the maturity was extended through March 13, 2023.

(6)    The interest rates charged by lenders for the unsecured lines of credit financing facilities ranged from one-month LIBOR+1.25% to one-month LIBOR+2.00% for the twelve months ended December 31, 2020 and for the year ended December 31, 2019.

(7)    The interest rates charged by lenders for the MSR line of credit financing facility ranged from one-month LIBOR+2.25% to one-month LIBOR+4.00% for the twelve months ended December 31, 2020 and the year ended December 31, 2019.

(8)    The interest rate charged by lender for the Early buyout financing facility was one-month LIBOR+1.75% for the twelve months ended December 31, 2020 and for the year ended December 31, 2019.

Notes to Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
Unsecured Senior Notes

Facility Type	Maturity	Interest Rate	Outstanding Balance December 31, 2020	Outstanding Balance December 31, 2019
Unsecured Senior Notes(1)	5/1/2025	5.750%	$—	$1,250,000
Unsecured Senior Notes(2)	1/15/2028	5.250%	1,010,000	1,010,000
Unsecured Senior Notes(3)	3/1/2029	3.625%	750,000	—
Unsecured Senior Notes(4)	3/1/2031	3.875%	1,250,000	—
Total Senior Notes			$3,010,000	$2,260,000

Weighted Average Interest Rate			4.27%	5.53%
(1)    The 2025 Senior Notes were unsecured obligation notes with no asset required to pledge for this borrowing. Unamortized debt issuance costs are presented net against the Senior Notes reducing the $1,250,000 carrying amount on the balance sheet by $8,988 on December 31, 2019. Effective October 14, 2020 the entire outstanding principal amount of this note was redeemed at a price equal to 102.875% of the principal amount plus accrued and unpaid interest for a total of $1,318,481.

(2)    The 2028 Senior Notes are unsecured obligation notes with no asset required to pledge for this borrowing. Unamortized debt issuance costs and discounts are presented net against the Senior Notes reducing the $1,010,000 carrying amount on the balance sheet by $8,197 and $6,817 as of December 31, 2020, respectively and $9,421 and $7,800 as of December 31, 2019, respectively. At any time and from time to time on or after January 15, 2023, the Company may redeem the notes at its option, in whole or in part, upon not less than 30 nor more than 60 days' notice, at the redemption prices equal to the percentage of principal amount set forth below plus accrued and unpaid interest, if any, to but excluding the redemption date, in cash, if redeemed during the twelve-month period beginning on January 15 in the years indicated below:

Year	Percentage
2023	102.625%
2024	101.750%
2025	100.875%
2026 and thereafter	100.000%

(3)    The 2029 Senior Notes are unsecured obligation notes with no asset required to pledge for this borrowing. Unamortized debt issuance costs and discounts are presented net against the Senior Notes reducing the $750,000 carrying amount on the balance sheet by $8,053 as of December 31, 2020. Prior to March 1, 2024 the Company may redeem the notes at its option, in whole or in part upon not less than 10 nor more than 60 days’ notice, at a redemption price equal to 100% of the principal amount redeemed, plus a “make whole” premium and accrued and unpaid interest. At any time on or after March 1, 2024, the Company may redeem the note at its option, in whole or in part, upon not less than 10 nor more than 60 days’ notice, at the redemption prices set forth below. The Company may also redeem the notes prior to September 1, 2023, at any time or from time to time, in an amount equal to the cash proceeds received by the Company from an equity offering at a redemption price equal to 103.625% of the principal amount plus accrued and unpaid interest, if any, to but excluding the redemption date, in an aggregate principal amount for all such redemptions not to exceed 40% of the original aggregate principal amount of the notes, provided that the redemption take place not later than 90 days after the closing of the related equity offering; and not less than 60% of the principal amount of the notes remains outstanding immediately thereafter.

Year	Percentage
2024	101.813%
2025	100.906%
2026 and thereafter	100.000%

(4)    The 2031 Senior Notes are unsecured obligation notes with no asset required to pledge for this borrowing. Unamortized debt issuance costs and discounts are presented net against the Senior Notes reducing the $1,250,000

Notes to Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
carrying amount on the balance sheet by $13,887 as of December 31, 2020. Prior to March 1, 2026 the Company may redeem the notes at its option, in whole or in part upon not less than 10 nor more than 60 days’ notice, at a redemption price equal to 100% of the principal amount redeemed, plus a “make whole” premium and accrued and unpaid interest. At any time on or after March 1, 2026, the Company may redeem the note at its option, in whole or in part, upon not less than 10 nor more than 60 days’ notice, at the redemption prices set forth below. The Company may also redeem the notes prior to September 1, 2023, at any time or from time to time, in an amount equal to the cash proceeds received by the Company from an equity offering at a redemption price equal to 103.875% of the principal amount plus accrued and unpaid interest, if any, to but excluding the redemption date, in an aggregate principal amount for all such redemptions not to exceed 40% of the original aggregate principal amount of the notes, provided that the redemption take place not later than 90 days after the closing of the related equity offering; and not less than 60% of the principal amount of the notes remains outstanding immediately thereafter.

Year	Percentage
2026	101.938%
2027	101.292%
2028	100.646%
2029 and thereafter	100.000%

The following table outlines the contractual maturities (by unpaid principal balance) of unsecured senior notes (excluding interest and debt discount) for the years ended.

Year	Amount
2021	$—
2022	—
2023	—
2024	—
2025	—
Thereafter	3,010,000
Total	$3,010,000

Refer to Note 2, Fair Value Measurements for information pertaining to the fair value of the Company’s debt as of December 31, 2020 and December 31, 2019.
7. Transactions with Related Parties
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
As of December 31, 2019, there were other promissory notes outstanding with Related Parties. These notes were settled in full as of December 31, 2020.
On June 9, 2017, Rocket Mortgage and RHI entered into a $300,000 uncommitted and unsecured line of credit (“RHI Line of Credit”). On December 24, 2019 the Company amended the RHI Line of Credit and increased the borrowing capacity to $1,000,000, due on November 1, 2024. On July 24, 2020, the Company amended the RHI Line of Credit and increased the borrowing capacity to $2,000,000, due on July 27, 2025. Borrowings under the line of credit bear interest at a rate per annum

Notes to Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
of one month LIBOR plus 1.25%. The line of credit is uncommitted and RHI has sole discretion over advances. The RHI Line of Credit also contains negative covenants which restrict the ability of the Company to incur debt and create liens on certain assets. It also requires Rocket Mortgage to maintain a quarterly consolidated net income before taxes if adjusted tangible net worth meets certain requirements. As of December 31, 2020 and December 31, 2019, there were no outstanding amounts due to RHI pursuant to the RHI Line of Credit.
RHI and Amrock Title Insurance Company (“ATI”) are parties to a surplus debenture, effective as of December 28, 2015, and as further amended and restated on December 31, 2019 (the “RHI/ATI Debenture”), pursuant to which ATI is indebted to RHI for an aggregate principal amount of $21,500. The RHI/ATI Debenture matures on December 31, 2030. Interest under the RHI/ATI Debenture accrues at an annual rate of 8%. Principal and interest under the RHI/ATI Debenture are due and payable quarterly, in each case subject to ATI achieving a certain amount of surplus and payments of all interest before principal payments begin. Any unpaid amounts of principal and interest shall be due and payable upon the maturity of the RHI/ATI Debenture.
On January 10, 2019, RockLoans Opportunities LLC and RHI Opportunities, a subsidiary of RHI, entered into a $10,000 agreement for a perpetual uncommitted, unsecured line of credit (“RHIO Line of Credit”), which provides for financing from RHI Opportunities to the Company. Borrowings under the line of credit bear interest at a rate per annum of 5.00%. The line of credit is uncommitted and RHI has sole discretion over advances. The principal amount of all borrowings is payable in full on demand by RHI Opportunities. The RHIO Line of Credit also contains negative covenants that restrict the ability of RockLoans Opportunities to incur debt in excess of $500 and creates liens on certain assets other than liens securing permitted debt. As of December 31, 2019 there was $10,000 outstanding pursuant to the RHIO Line of Credit. The RHIO Line of Credit was terminated effective October 24, 2020 and there were no amounts outstanding as of termination.
On June 23, 2020, Rock Central LLC and RHI Opportunities, a subsidiary of RHI, entered into an additional agreement for an uncommitted, unsecured revolving line of credit ("RHIO 2nd Line of Credit"), which provides for financing from RHI Opportunities to the Company of up to $50,000. The line of credit matures on June 23, 2025. Borrowings under the line of credit bear interest at a rate per annum of one month LIBOR plus 1.25%. The negative covenants of the line of credit restrict the ability of the Company to incur debt and create liens on certain assets. The line of credit also contains customary events of default. The RHIO 2nd Line of Credit was terminated effective December 31, 2020 and there were no amounts outstanding as of the termination.

On July 31, 2020, Holdings and RHI entered into an agreement for an uncommitted, unsecured revolving line of credit ("RHI 2nd Line of Credit’’), which will provide for financing from RHI to the Company of up to $100,000. The line of credit will mature on July 31, 2025. Borrowings under the line of credit will bear interest at a rate per annum of one month LIBOR plus 1.25%. The negative covenants of the line of credit restrict the ability of the Company to incur debt and create liens on certain assets. The line of credit also contains customary events of default. As of December 31, 2020 there were no amounts outstanding pursuant to the RHI 2nd line of credit.

The amounts receivable from and payable to Related Parties consisted of the following as of:

	December 31, 2020		December 31, 2019
	Principal	Interest Rate	Principal	Interest Rate
Included in Notes receivable and due from affiliates on the Consolidated Balance Sheets
Promissory Note—Shareholders Note(1)	$—	—	$57,457	2.38%
Affiliated receivables and other notes	22,172	—	32,480	—
Notes receivable and due from affiliates	$22,172		$89,937
Included in Notes payable and due to affiliates on the Consolidated Balance Sheets
RHIO Line of Credit	$—	—	$10,000	5.00%
RHI/ATI Debenture	21,500	8.00%	21,500	8.00%
Affiliated payables	52,396	—	30,725	—
Notes payable and due to affiliates	$73,896		$62,225

Notes to Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
(1)    Interest incurred and accrued is based on a margin over 30-day LIBOR as of the date of advance.
Services, Products and Other Transactions
We have entered into transactions and agreements to provide certain services to RHI, its subsidiaries and certain other affiliates of our majority shareholder. We recognized revenue of $14,081, $12,405 and $6,039 for the years ended December 31, 2020, 2019 and 2018, respectively, for the performance of these services, which was included in other income. Related Party receivables were $22,172 and $32,480 as of December 31, 2020 and December 31, 2019, respectively. We have also entered into transactions and agreements to purchase certain services, products and other transactions from certain subsidiaries of RHI and affiliates of our majority shareholder. We incurred expenses of $58,306, $48,681 and $48,583 for the years ended December 31, 2020, 2019 and 2018, respectively, for these products, services and other transactions, which are included in general and administrative expenses. We also incurred expenses of $21,456, $19,071 and $21,900 for the years ended December 31, 2020, 2019 and 2018, respectively, for parking spaces we rent from related parties, or an agent of the related party, which are included in general and administrative expenses. Related party payables, which is recorded in notes payable and due to affiliates, were $52,396 and $30,725 as of December 31, 2020 and December 31, 2019, respectively.

The Company has also entered into a Tax receivable agreement liability of $550,282 as of December 31, 2020, with RHI and our Chairman as described further in Note 1, Business, Basis of Presentation and Accounting Policies, Note 11, Income Taxes, and Note 13, Commitments, Contingencies, and Guarantees.

Cleveland Cavaliers Naming Rights Contract

Refer to Note 1., Business, Basis of Presentation and Accounting Policies, within the Marketing and advertising expenses section on the Consolidated Statements of Income and Comprehensive Income for further information regarding the Rocket Mortgage Field House.

Lease Transactions with Related Parties
The Company is a party to lease agreements for certain offices, including our headquarters in Detroit, with various affiliates of Bedrock Management Services LLC (“Bedrock”), a related party, and other related parties of the Company. For the years ended December 31, 2020, 2019 and 2018, we incurred expenses totaling $70,157, $69,582 and $66,218, respectively, for these properties.

8. Leases

The Company enters into lease arrangements with independent third parties as well as with other related parties. Upon adoption of ASU No. 2016-02, Leases (Topic 842) in 2019, the Company elected not to reassess its previous evaluation of the lease term, the exercise of any purchase options and impairment of ROU assets for transitioned leases.

The Company’s operating leases, in which the Company is the lessee, include real estate, such as office facilities, and various types of equipment, such as printers, copiers, mail equipment, and vending machines. The Company determines whether an arrangement is or contains a lease at inception. Leases are classified as either finance or operating at the commencement date of the lease, with classification affecting the pattern of expense recognition in the Consolidated Statements of Income and Comprehensive Income. The Company currently does not have any finance leases, and the vast majority of the Company’s operating lease expense is paid to a related party. See below for more information on related party lease transactions.

For in-lease arrangements where the Company is the lessee, the Company does not separate non-lease components of a contract from the lease component to which they relate. Per the Company’s election, leases with an initial term of 12 months or less are not recorded on the balance sheet. The lease expense for these leases is recognized on a straight-line basis over the lease term. The Company’s leases generally have remaining lease terms of one year to ten years. Some leases include options to extend or terminate the lease at the Company’s sole discretion on a lease-by-lease basis, and the Company evaluates whether those options are “reasonably certain” of being exercised considering contractual and economic-based factors. The Company used its periodic incremental borrowing rate, based on the information available at commencement date, to determine the present value of future lease payments.

Notes to Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
The components of lease expense for the year ended:

	December 31, 2020	December 31, 2019
Operating Lease Cost:
Fixed lease expense(1)	$69,200	$64,837
Variable lease expense (2)	13,863	13,449
Total operating lease cost	$83,063	$78,286

(1)     Short term lease expense and month to month lease expense are included within this amount, and are immaterial.

(2)    Variable lease payments are expensed in the period in which the obligation for those payments is incurred. These variable lease costs are payments that vary in amount beyond commencement date, for reasons other than passage of time. The Company’s variable payments mainly include common area maintenance and building utilities fees.

Supplemental cash flow information related to leases for the year ended:

	December 31, 2020	December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$70,717	$67,769
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$16,743	$22,341

Supplemental balance sheet information related to leases for the year ended:

	December 31, 2020	December 31, 2019
Operating Leases:
Total lease right-of-use assets	$238,546	$278,921
Total lease liabilities	$272,274	$314,353
Weighted average lease term	6.4 years	6.7 years
Weighted average discount rate	4.24%	4.30%

Maturities of lease liabilities for the year ended:

December 31, 2020
Operating Leases:
2021	$65,563
2022	58,136
2023	36,360
2024	31,080
2025	29,865
Thereafter	86,439
Total lease payments	$307,443
Less imputed interest	35,169
Total	$272,274

When applying the requirements of Topic 842, the Company made assumptions about the determination of whether a contract contains a lease and the determination of the discount rate for the lease.

Refer to Note 7, Transactions with Related Parties for information regarding lease transaction expenses with related parties.

Notes to Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
Lessor

While the Company is the sublessor in certain leasing arrangements, the majority of such lease arrangements are intercompany and eliminated in consolidation. Additionally, the accounting guidance for lessors is largely unchanged, therefore, the adoption of ASC 842 did not have a material impact on the Company’s consolidated financial statements.
9. Other Assets
Other assets consist of the following:

	December 31,	December 31,
	2020	2019
Mortgage production related receivables	$307,282	$157,288
Margin call receivable from counterparty	247,604	3,697
Prepaid expenses	98,529	62,229
Disbursement funds advanced	80,877	56,721
Non-production-related receivables	76,595	37,416
Goodwill and other intangible assets	47,230	40,261
Ginnie Mae buyouts	40,681	78,174
Other real estate owned	1,131	1,619
Other	41,548	64,182
Total Other assets	$941,477	$501,587

10. Team Member Benefit Plan

The Company maintains a defined contribution 401(k) plan which is sponsored by RHI, covering substantially all full-time and part-time team members of the Company. Team members can make elective contributions to the plan. The Company makes discretionary matching contributions of 50% of team members’ contributions to the plan up to an annual maximum of approximately $2.5 per team member. The Company’s contributions to the plan, net of team member forfeitures, for the years ended December 31, 2020, 2019, and 2018 amounted to $47,072, $35,556, and $27,955, respectively, and are included in Salaries, commissions and team member benefits in the Consolidated Statement of Income.
11. Income Taxes
Income (loss) before income taxes and non-controlling interest consists of the following:

	Year Ended December 31,
	2020	2019	2018
U.S.	$9,544,721	$912,738	$619,486
Canada	(13,064)	(8,298)	(1,382)
Total income before income taxes and non-controlling interest	$9,531,657	$904,440	$618,104

Notes to Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
The provision for (benefit from) income taxes consists of the following:

	Year Ended December 31,
	2020	2019	2018
Current
U.S. Federal	$38,000	$1,747	$1,005
State and local	27,971	4,822	(263)
Canada	(120)	57	71
Total Current	$65,851	$6,626	$813

Deferred
U.S. Federal	$45,713	$(468)	$(402)
State and local	20,817	1,152	2,833
Total Deferred	$66,530	$684	$2,431
Total provision for income taxes	$132,381	$7,310	$3,244

The reconciliation of the U.S. Federal statutory corporate income tax rate to the provision for income taxes consists of the following:

	Year Ended December 31,
	2020	2019	2018
U.S. Federal statutory tax rate	21.00%	21.00%	21.00%
Income attributable to non-controlling interest	(20.27)%	(21.05)%	(20.95)%
Other	0.66%	0.86%	0.47%
Effective tax rate	1.39%	0.81%	0.52%

The Company’s income tax expense varies from the expense that would be expected based on statutory rates due principally to its organizational structure. Prior to the IPO, the Company was owned by RHI which has elected S corporation status. When owned by RHI, Quicken Loans, Amrock and several other wholly-owned corporations had elected to be treated as qualified subchapter S subsidiaries. The shareholders of RHI, as shareholders of an S corporation, are responsible for the federal income tax liabilities. A provision for state income taxes is required for certain jurisdictions that tax S corporations and their qualified Subchapter S subsidiaries and for states where the Company is taxed as a C Corporation.

In a series of transactions occurring along with the IPO, subsidiaries of the Company were contributed to Holdings by RHI. Several of these subsidiaries, such as Quicken Loans, Amrock and other subsidiaries, are no longer qualified Subchapter S corporations and are single member LLC entities owned by Holdings. As single member LLCs of Holdings, all taxable income or loss generated by these subsidiaries will pass through and be included in the income or loss of Holdings. Other contributed subsidiaries of Holdings, such as Amrock Title Insurance Co., LMB Mortgage Services and others, are treated as C Corporations and will separately file and pay taxes apart from Holdings in various jurisdictions including U.S. federal, state, local and Canada.

As part of the IPO, Rocket Companies acquired a portion of the units of Holdings, which is treated as a partnership for U.S. federal tax purposes and in most applicable jurisdictions for state and local income tax purposes. The remaining portion of Holdings is owned by RHI and our Chairman ("LLC Members"). As a partnership, Holdings is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by Holdings after Rocket Companies acquisition of its portion of Holdings is passed through and included in the taxable income or loss of its members, including Rocket Companies, in accordance with the terms of the Holdings Operating Agreement. Rocket Companies is a C Corporation and is subject to U.S. federal, state, and local income taxes with respect to its allocable share of any taxable income of Holdings.

Notes to Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
Deferred income taxes arise from temporary differences between the financial statement carrying amount and the tax basis of assets and liabilities. The Company’s deferred tax assets (liabilities) arise from the following components of temporary differences and carryforwards:

	December 31,
	2020	2019
Investment in partnership	$531,020	$—
Mortgage Servicing Rights	(4,346)	(11,637)
Interest Rate Lock Commitments (IRLCs)	(2,590)	(2,145)
Accruals, net operating loss carryforwards, and other, net	9,952	1,745
Valuation allowance	(24,452)	—
Net deferred tax assets (liabilities)	$509,584	$(12,037)

The deferred tax balance in the Consolidated Balance Sheets consists of the following:

	December 31,
	2020	2019
Deferred tax asset, net of valuation allowance	$519,933	$—
Deferred tax liability (included in Other liabilities)	(10,349)	(12,037)
Net deferred tax asset (liability)	$509,584	$(12,037)

As of December 31, 2020, the Company has a deferred tax asset before any valuation allowance of $544,385 and a deferred tax liability of $10,349. This deferred tax asset relates primarily to the difference in the tax and book basis of Rocket Companies’ investment in Holdings. The Company recognizes deferred tax assets to the extent it believes these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent results of operations. After considering all those factors, management has recorded $24,452 of a valuation allowance for certain deferred tax assets the Company has determined are not more likely than not to be realized. The initial deferred tax asset for the investment in partnership was recorded against Additional Paid-in Capital and included within Effect of reorganization transactions in the Consolidated Statements of Changes in Equity.

Of the $10,805 deferred tax assets related to the net operating loss carryforwards at December 31, 2020, $8,269 will expire between 2037 and 2040 and $2,536 has no expiration.

The Company recognizes uncertain income tax positions when it is not more likely than not a tax position will be sustained upon examination. As of December 31, 2020 and 2019, the Company has not recognized any uncertain tax positions. The Company accrues interest and penalties related to uncertain tax positions as a component of the income tax provision. No interest or penalties were recognized in income tax expense and no accrued interest or penalty was recorded on the Consolidated Balance Sheets as of December 31, 2020 and 2019. Tax positions taken in tax years that remain open under the statute of limitations will be subject to examinations by tax authorities. With few exceptions, the Company is no longer subject to state or local examinations by tax authorities for tax years ended December 31, 2015 or prior.

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

In connection with the IPO, the Company entered into the Tax Receivable Agreement with the LLC Members. The Tax Receivable Agreement provides for the payment by Rocket Companies of 90% of the amount of any cash tax benefits that Rocket Companies actually realizes, or in some cases is deemed to realize, as a result of (i) certain increases in Rocket Companies allocable share of the tax basis in Holdings’ assets resulting from (a) the purchases of Holdings Units (along with

Notes to Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
the corresponding shares of our Class D common stock or Class C common stock) from the LLC Members (or their transferees of Holdings Units or other assignees) using the net proceeds from our initial public offering or in any future offering, (b) exchanges by the LLC Members (or their transferees of Holdings Units or other assignees) of Holdings Units (along with the corresponding shares of our Class D common stock or Class C common stock) for cash or shares of our Class B common stock or Class A common stock, as applicable, or (c) payments under the Tax Receivable Agreement; (ii) tax benefits related to imputed interest deemed arising as a result of payments made under the Tax Receivable Agreement and (iii) disproportionate allocations (if any) of tax benefits to Holdings as a result of section 704(c) of the Code that relate to the reorganization transactions. The Company expects to benefit from the remaining 10% of any cash savings, if any, that it realizes. Refer to Note 1, Business, Basis of Presentation and Accounting Policies, Note 7, Transactions with Related Parties, and Note 13, Commitments, Contingencies, and Guarantees for additional information.

During the year ended December 31, 2020, the Company acquired an aggregate of 115,000,000 Holdings Units valued at $2,070,000 in connection with the exchange of those Holdings Units by the LLC Members, which resulted in an increase in the tax basis of the assets of Holdings and would be subject to the provisions of the Tax Receivable Agreement. As of December 31, 2020, the Company recognized a liability of $550,282 under the Tax Receivable Agreement after concluding that is the estimate of such TRA payments that would be paid based on its estimates of future taxable income. No payments were made to the LLC Members pursuant to the Tax Receivable Agreement during the year ended December 31, 2020. The initial Tax receivable agreement liability was recorded against Additional Paid-in Capital and included within Effect of reorganization transactions in the Consolidated Statements of Changes in Equity.

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

Tax Distributions

The holders of Holdings’ Units, including Rocket Companies Inc., incur U.S. federal, state and local income taxes on their share of any taxable income of Holdings. The Holdings Operating Agreement provides for pro rata cash distributions (“tax distributions”) to the holders of the Holdings Units in an amount generally calculated to provide each holder of Holdings Units with sufficient cash to cover its tax liability in respect of the Holdings Units. In general, these tax distributions are computed based on Holdings’ estimated taxable income, multiplied by an assumed tax rate as set forth in the Holdings Operating Agreement.

For the year ended December 31, 2020, Holdings paid tax distributions totaling $1,375,181 to holders of Holdings Units other than Rocket Companies, and distributions of $195,591 were made subsequent to year end.
12. Derivative Financial Instruments
The Company uses forward commitments in hedging the interest rate risk exposure on its fixed and adjustable rate commitments. Utilization of forward commitments involves some degree of basis risk. Basis risk is defined as the risk that the hedged instrument’s price does not move in parallel with the increase or decrease in the market price of the hedged financial instrument. The Company calculates an expected hedge ratio to mitigate a portion of this risk. The Company’s derivative instruments are not designated as accounting hedging instruments, and therefore, changes in fair value are recorded in current period earnings. Hedging gains and losses are included in Gain on sale of loans, net in the Consolidated Statements of Income and Comprehensive Income.
Net hedging losses and gains were as follows:

	Year ended December 31,
	2020 (1)	2019	2018
Hedging (losses) gains	$(2,832,741)	$(554,995)	$208,773
(1)    Includes the change in fair value related to derivatives economically hedging MSRs identified for sale.

Refer to Note 2, Fair Value Measurements, for additional information on the fair value of derivative financial instruments.

Notes to Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
Notional and Fair Value
The notional and fair values of derivative financial instruments not designated as hedging instruments were as follows:

	Notional Value	Derivative Asset	Derivative Liability
Balance at December 31, 2020:
IRLCs, net of loan funding probability(1)	$40,560,544	$1,897,194	$—
Forward commitments(2)	$59,041,900	$20,584	$506,071
Balance at December 31, 2019:
IRLCs, net of loan funding probability(1)	$15,439,960	$508,135	$—
Forward commitments(2)	$26,637,275	$3,838	$43,794
(1)    IRLCs are also discussed in Note 13, Commitments, Contingencies, and Guarantees.
(2)    Includes the fair value and net notional value related to derivatives economically hedging MSRs identified for sale.
Counterparty agreements for forward commitments contain master netting agreements. The table below presents the gross amounts of recognized assets and liabilities subject to master netting agreements. The Company had $247,604 and $3,697 of cash pledged to counterparties related to these forward commitments at December 31, 2020 and December 31, 2019, respectively, classified in Other assets in the Consolidated Balance Sheets. As of December 31, 2020 and December 31, 2019, there was no cash on our Consolidated Balance Sheets from the respective counterparties. Margins received by the Company are classified in Other liabilities in the Consolidated Balance Sheets.

	Gross Amount of Recognized Assets or Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
Offsetting of Derivative Assets
Balance at December 31, 2020:
Forward commitments	$35,746	$(15,162)	$20,584
Balance at December 31, 2019:
Forward commitments	$6,690	$(2,852)	$3,838
Offsetting of Derivative Liabilities
Balance at December 31, 2020:
Forward commitments	$(715,671)	$209,600	$(506,071)
Balance at December 31, 2019:
Forward commitments	$(89,389)	$45,595	$(43,794)
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
Certain counterparties have master netting agreements. The master netting agreements contain a legal right to offset amounts due to and from the same counterparty. Derivative assets in the Consolidated Balance Sheets represent derivative contracts in a gain position, net of loss positions with the same counterparty and, therefore, also represent the Company’s maximum counterparty credit risk. The Company incurred no credit losses due to nonperformance of any of its counterparties during the year ended December 31, 2020 and 2019.

Notes to Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
13. Commitments, Contingencies, and Guarantees
Interest Rate Lock Commitments
IRLCs are agreements to lend to a client as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company evaluates each client’s creditworthiness on a case-by-case basis.
The number of days from the date of the IRLC to expiration of fixed and variable rate lock commitments outstanding at December 31, 2020 and December 31, 2019 was approximately 43 and 44 days on average, respectively.
The UPB of IRLCs was as follows:

	December 31, 2020		December 31, 2019
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
IRLCs	$53,736,717	$1,065,936	$20,577,282	$974,693
Commitments to Sell Mortgage Loans
In the ordinary course of business, the Company enters into contracts to sell existing mortgage loans held for sale into the secondary market at specified future dates. The amount of commitments to sell existing loans at December 31, 2020 and December 31, 2019 was $3,139,816 and $2,859,710, respectively.
Commitments to Sell Loans with Servicing Released
In the ordinary course of business, the Company enters into contracts to sell the MSRs of certain newly originated loans on a servicing released basis. In the event that a forward commitment is not filled and there has been an unfavorable market shift from the date of commitment to the date of settlement, the Company is contractually obligated to pay a pair-off fee on the undelivered balance. There were $280,502 and $78,446 of loans committed to be sold servicing released at December 31, 2020 and December 31, 2019, respectively.
Investor Reserves
The following presents the activity in the investor reserves:

	Year Ended December 31,
	2020	2019	2018
Balance at beginning of period	$54,387	$56,943	$50,130
Provision for (benefit from) investor reserves	36,814	(1,872)	7,458
Premium recapture and indemnification losses paid	(4,010)	(684)	(645)
Balance at end of period	$87,191	$54,387	$56,943

The maximum exposure under the Company’s representations and warranties would be the outstanding principal balance and any premium received on all loans ever sold by the Company, less (i) loans that have already been paid in full by the mortgagee, (ii) loans that have defaulted without a breach of representations and warranties, (iii) loans that have been indemnified via settlement or make-whole, or (iv) loans that have been repurchased. Additionally, the Company may receive relief of certain representation and warranty obligations on loans sold to Fannie Mae or Freddie Mac on or after January 1, 2013 if Fannie Mae or Freddie Mac satisfactorily concludes a quality control loan file review or if the borrower meets certain acceptable payment history requirements within 12 or 36 months after the loan is sold to Fannie Mae or Freddie Mac.

Property Taxes, Insurance, and Principal and Interest Payable
As a service to its clients, the Company administers escrow deposits representing undisbursed amounts received for payment of property taxes, insurance and principal, and interest on mortgage loans held for sale. Cash held by the Company for property taxes and insurance was $3,551,400 and $2,617,016, and for principal and interest was $13,065,549 and $6,726,793 at December 31, 2020 and December 31, 2019, respectively. These amounts are not considered assets of the Company and, therefore, are excluded from the Consolidated Balance Sheets. The Company remains contingently liable for the disposition of these deposits.

Notes to Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
Guarantees
As of December 31, 2020 and December 31, 2019, the Company guaranteed the debt of a related party totaling $15,000, consisting of three separate guarantees of $5,000 each. As of December 31, 2020 and December 31, 2019, the Company did not record a liability on the Consolidated Balance Sheets for these guarantees because it was not probable that the Company would be required to make payments under these guarantees.
Trademark License
The Company has a perpetual trademark license agreement with a third-party entity. This agreement requires annual payments by the Company based upon the income from the sale of loans generated under the Quicken Loans brand. Total licensing fees incurred and paid were $7,500 for the years ended December 31, 2020 and 2019, respectively, which is the maximum amount allowable under the contract for the periods indicated and is classified in other expenses in the Consolidated Statements of Income and Comprehensive Income.
Tax Receivable Agreement

As indicated in Note 1, Business, Basis of Presentation and Accounting Policies, Note 7, Transactions with Related Parties, and Note 11, Income Taxes, in connection with the reorganization, we entered into a Tax Receivable Agreement with RHI and our Chairman that will obligate us to make payments to RHI and our Chairman generally equal to 90% of the applicable cash savings that we actually realize as a result of the tax attributes generated by (i) certain increases in our allocable share of the tax basis in Holdings’ assets resulting from (a) the purchases of Holdings Units (along with the corresponding shares of our Class D common stock or Class C common stock) from RHI and our Chairman (or their transferees of Holdings Units or other assignees) using the net proceeds from our initial public offering or in any future offering, (b) exchanges by RHI and our Chairman (or their transferees of Holdings Units or other assignees) of Holdings Units (along with the corresponding shares of our Class D common stock or Class C common stock) for cash or shares of our Class B common stock or Class A common stock, as applicable, or (c) payments under the Tax Receivable Agreement; (ii) tax benefits related to imputed interest deemed arising as a result of payments made under the Tax Receivable Agreement and (iii) disproportionate allocations (if any) of tax benefits to Holdings as a result of section 704(c) of the Code that relate to the reorganization transactions. We will retain the benefit of the remaining 10% of these tax savings.

We anticipate funding payments under the Tax Receivable Agreement from cash flows from operations, available cash and available borrowings. As of December 31, 2020, we had accrued $550,282 as a Tax receivable agreement liability. As the Tax Receivable Agreement went into effect in August 2020, no amounts were due to RHI or our Chairman under the Tax Receivable Agreement as of December 31, 2019, and no amounts were paid during the year ended December 31, 2020. No payments are expected in the next twelve months.

In addition, the Tax Receivable Agreement provides that upon certain changes of control of the Company or a material breach of our obligations under the Tax Receivable Agreement, we are required to make a payment to RHI and our Chairman in an amount equal to the present value of future payments (calculated using a discount rate equal to the lesser of 6.50% or LIBOR plus 100 basis points, which may differ from our, or a potential acquirer’s, then-current cost of capital) under the Tax Receivable Agreement, which payment would be based on certain assumptions (described in assumptions (i) through (v) in the following paragraph), including those relating to our future taxable income. In these situations, our obligations under the Tax Receivable Agreement could have a substantial negative impact on our, or a potential acquirer’s, liquidity and could have the effect of delaying, deferring, modifying or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. These provisions of the Tax Receivable Agreement may result in situations where RHI and our Chairman have interests that differ from or are in addition to those of our other stockholders. In addition, we could be required to make payments under the Tax Receivable Agreement that are substantial, significantly in advance of any potential actual realization of such further tax benefits, and in excess of our, or a potential acquirer’s, actual cash savings in income tax.

Furthermore, Rocket Companies may elect to terminate the Tax Receivable Agreement early by making an immediate payment equal to the present value of the anticipated future cash tax savings (calculated using a discount rate equal to the lesser of 6.50% or LIBOR plus 100 basis points). In determining such anticipated future cash tax savings, the Tax Receivable Agreement includes several assumptions, including that (i) any Holdings Units that have not been exchanged are deemed exchanged for the market value of the shares of Class A common stock at the time of termination, (ii) Rocket Companies will have sufficient taxable income in each future taxable year to fully realize all potential tax savings, (iii) Rocket Companies

Notes to Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
will have sufficient taxable income to fully utilize any remaining net operating losses subject to the Tax Receivable Agreement in the taxable year of the election or future taxable years, (iv) the tax rates for future years will be those specified in the law as in effect at the time of termination and (v) certain non-amortizable assets are deemed disposed of within specified time periods.

As a result of the change in control provisions and the early termination right, Rocket Companies could be required to make payments under the Tax Receivable Agreement that are greater than or less than the specified percentage of the actual cash tax savings that Rocket Companies realizes in respect of the tax attributes subject to the Tax Receivable Agreement (although any such overpayment would be taken into account in calculating future payments, if any, under the Tax Receivable Agreement) or that are prior to the actual realization, if any, of such future tax benefits. Also, the obligations of Rocket Companies would be automatically accelerated and be immediately due and payable in the event that Rocket Companies breaches any of its material obligations under the agreement and in certain events of bankruptcy or liquidation. In these situations, our obligations under the Tax Receivable Agreement could have a substantial negative impact on our liquidity.

Legal
Rocket Companies, among other things, engages in mortgage lending, title and settlement services, and other financial technology services. Rocket Companies operates in a highly regulated industry and is routinely subject to various legal and administrative proceedings concerning matters that arise in the normal and ordinary course of business, including inquiries, complaints, subpoenas, audits, examinations, investigations and potential enforcement actions from regulatory agencies and state attorney generals; state and federal lawsuits and putative class actions; and other litigation. Periodically, we assess our potential liabilities and contingencies in connection with outstanding legal and administrative proceedings utilizing the latest information available. While it is not possible to predict the outcome of any of these matters, based on our assessment of the facts and circumstances, we do not believe any of these matters, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations or cash flows. However, actual outcomes may differ from those expected and could have a material effect on our financial position, results of operations or cash flows in a future period. Rocket Companies accrues for losses when they are probable to occur and such losses are reasonably estimable. Legal costs are expensed as they are incurred.
In 2018 an initial judgment was entered against Quicken Loans and Amrock, formerly known as Title Source, Inc., for a certified class action lawsuit filed in the U.S. District Court of the Northern District of West Virginia. The lawsuit alleged that the defendants violated West Virginia state law by unconscionably inducing the plaintiffs (and a class of other West Virginians who received loans through Quicken Loans and appraisals through Amrock) into loans by including the borrower’s own estimated home values on appraisal order forms. The court of appeals reversed the district court’s summary judgment ruling on a separate breach-of-contract claim and remanded that claim for further proceedings. Quicken Loans and Amrock vehemently disagree with the court of appeals’ majority opinion and the companies intend to exercise their additional appellate rights. Quicken Loans and Amrock believe the resolution of this matter is not material to the consolidated financial statements.
Quicken Loans is also defending itself against four putative Telephone Consumer Protection Act (“TCPA”) class action lawsuits. Quicken Loans denies the allegations in these cases and intends to vigorously defend itself. Quicken Loans has filed, or intends to file, motions or other submissions in each of these matters advancing arguments which, if accepted by the courts, would result in a finding of no liability or would limit the matters to the plaintiffs' individual claims. Quicken Loans does not believe a loss is probable; therefore, no reserve has been recorded related to these matters. A range of possible loss cannot be estimated with any degree of reasonable certainty.
Amrock is currently involved in civil litigation related to a business dispute between Amrock and HouseCanary, Inc. (“HouseCanary”). The lawsuit was filed on April 12, 2016, by Amrock—Title Source, Inc. v. HouseCanary, Inc., No. 2016-CI-06300 (37th Civil District Court, San Antonio, Texas)—and included claims against HouseCanary for breach of contract and fraudulent inducement stemming from a contract between Amrock and HouseCanary whereby HouseCanary was obligated to provide Amrock with appraisal and valuation software and services. HouseCanary filed counterclaims against Amrock for, among other things, breach of contract, fraud, and misappropriation of trade secrets. On March 14, 2018, following trial of the claims in the lawsuit, a Bexar County, Texas, jury awarded $706,200 in favor of HouseCanary and rejected Amrock's claims against HouseCanary. The district court entered judgment in favor of HouseCanary and against Amrock for an aggregate of $739,600 (consisting of $235,400 in actual damages; $470,800 in punitive damages; $28,900 in prejudgment interest; and $4,500 in attorney fees). On appeal (No. 04-19-00044-CV, Fourth Court of Appeals, San Antonio, Texas), the court of appeals affirmed judgment of no-cause on Amrock’s claim for breach of contract, but reversed judgment

Notes to Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
on HouseCanary’s misappropriation of trade secrets and fraud claims and remanded the case for a new trial on HouseCanary’s claims. In November 2020, HouseCanary filed a petition requesting the Supreme Court of Texas review the court of appeals’ decision. The outcome of this matter remains uncertain, and the ultimate resolution of the litigation may be several years in the future. If the case is tried again, Amrock intends to present new evidence, including evidence revealed by whistleblowers who came forward with evidence that undermined HouseCanary’s claims after the conclusion of the original trial, and to vigorously defend against this case and any subsequent actions.
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
As of December 31, 2020, there were no recorded reserves related to potential damages in connection with any of the above legal proceedings. The ultimate outcome of these or other actions or proceedings, including any monetary awards against one or more of the Rocket Companies, is uncertain and there can be no assurance as to the amount of any such potential awards. The Rocket Companies will incur defense costs and other expenses in connection with the lawsuits. Plus, if a judgment for money that exceeds specified thresholds is rendered against a Rocket Company or Rocket Companies and it or they fail to timely pay, discharge, bond or obtain a stay of execution of such judgment, it is possible that one or more of the Rocket Companies could be deemed in default of loan funding facilities and other agreements governing indebtedness. If the final resolution of any such litigation is unfavorable in one or more of these actions, it could have a material adverse effect on a Rocket Company’s or the Rocket Companies’ business, liquidity, financial condition, cash flows and results of operations.
14. Minimum Net Worth Requirements
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
Rocket Mortgage is subject to the following minimum net worth, minimum capital ratio and minimum liquidity requirements established by the Federal Housing Finance Agency (“FHFA”) for Fannie Mae and Freddie Mac Seller/Servicers, and Ginnie Mae for single family issuers. Furthermore, refer to Note 6, Borrowings for additional information regarding compliance with all covenant requirements.
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

Notes to Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
Minimum Capital Ratio
•    For Fannie Mae, Freddie Mac and Ginnie Mae, the Company is also required to hold a ratio of Adjusted/Tangible Net Worth to Total Assets greater than 6%.
Minimum Liquidity
The minimum liquidity requirement for Fannie Mae and Freddie Mac is defined as follows:
•    3.5 basis points of total Agency servicing.
•    Incremental 200 basis points of total nonperforming Agency, measured as 90+ delinquencies, servicing in excess of 6% of the total Agency servicing UPB.
•    Allowable assets for liquidity may include cash and cash equivalents (unrestricted) and available for sale or held for trading investment grade securities (e.g., Agency MBS, Obligations of GSEs, US Treasury Obligations).
The minimum liquidity requirement for Ginnie Mae is defined as follows:
•    Maintain liquid assets equal to the greater of $1,000 or 10 basis points of our outstanding single-family MBS.
The most restrictive of the minimum net worth and capital requirements require the Company to maintain a minimum adjusted net worth balance of $2,175,968 and $1,179,928 as of December 31, 2020 and December 31, 2019, respectively. As of December 31, 2020 and December 31, 2019, the Company was in compliance with this requirement.
15. Segments
The Company’s Chief Executive Officer, who has been identified as its Chief Operating Decision Maker (“CODM”), has evaluated how the Company views and measures its performance. ASC 280, Segment Reporting establishes the standards for reporting information about segments in financial statements. In applying the criteria set forth in that guidance, the Company has determined that it has two reportable segments—Direct to Consumer and Partner Network. The key factors used to identify these reportable segments are the organization and alignment of the Company’s internal operations and the nature of its marketing channels, which drive client acquisition into the mortgage platform. This determination reflects how its CODM monitors performance, allocates capital and makes strategic and operational decisions. The Company’s segments are described as follows:
Direct to Consumer
In the Direct to Consumer segment, clients have the ability to interact with the Rocket Mortgage app and/or with our Rocket Cloud Force, consisting of sales team members across our platform. The Company markets to potential clients in this segment through various performance marketing channels. The Direct to Consumer segment derives revenue from originating, closing, selling and servicing predominantly agency-conforming loans, which are pooled and sold to the secondary market. This also includes providing title insurance services, appraisals and settlement services to these clients, as part of the Company’s end-to-end mortgage origination experience it provides to its clients. Servicing activities are fully allocated to the Direct to Consumer segment as they are viewed as an extension of the client experience with the primary objective being to establish and maintain positive, regular touchpoints with our clients that position the Company to have high retention and recapture the clients’ next refinance or purchase mortgage transaction. These activities position the Company to be the natural choice for clients’ next refinance, purchase, personal loan, and auto transaction.

Revenues in the Direct to Consumer segment are generated primarily from the gain on sale of loans, which includes loan origination fees, revenues from sales of loans into the secondary market, as well as the fair value of originated MSRs and hedging gains and losses. Loan servicing income consists of the contractual fees earned for servicing loans and other ancillary servicing fees, as well as changes in the fair value of MSRs due to changes in valuation assumptions and realization of cash flows.

Notes to Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
Partner Network
The Rocket Professional platform supports our Partner Network segment, where we leverage our superior client service and widely recognized brand to grow marketing and influencer relationships, and our mortgage broker partnerships through Rocket Pro TPO. Our marketing partnerships consist of well-known consumer-focused companies that find value in our award-winning client experience and want to offer their clients mortgage solutions with our trusted, widely recognized brand. These organizations connect their clients directly to us through marketing channels and a referral process. Our influencer partnerships are typically with companies that employ licensed mortgage professionals that find value in our client experience, technology and efficient mortgage process, where mortgages may not be their primary offering. We also enable clients to start the mortgage process through the Rocket platform in the way that works best for them, including through a local mortgage broker. Rocket Pro TPO works exclusively with mortgage brokers, community banks and credit unions. Rocket Pro TPO’s partners provide the face-to-face service their clients desire, while tapping into the expertise, technology and award-winning process of Rocket Mortgage.

Revenues in the Partner Network segment are generated primarily from the gain on sale of loans, which includes loan origination fees, revenues from sales of loans into the secondary market, as well as the fair value of originated MSRs and hedging gains and losses. Additionally, there are no performance marketing costs associated with this segment.

Other Information About Our Segments

The Company measures the performance of the segments primarily on a contribution margin basis. The accounting policies applied by our segments are the same as those described in Note 1, Business, Basis of Presentation, and Accounting Policies and the decrease in MSRs due to valuation assumptions is consistent with the changes described in Note 3, Mortgage Servicing Rights. Directly attributable expenses include salaries, commissions and team member benefits, general and administrative expenses and other expenses, such as servicing costs and origination costs.
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
Key operating data for our business segments for the years ended:

Year Ended December 31, 2020	Direct to Consumer	Partner Network	Segments Total	All Other	Total
Revenues
Gain on sale	$12,076,569	$2,986,418	$15,062,987	$7,716	$15,070,703
Interest income	215,171	111,876	327,047	2,546	329,593
Interest expense on funding facilities	(161,478)	(83,628)	(245,106)	(417)	(245,523)
Servicing fee income	1,070,463	—	1,070,463	3,792	1,074,255
Changes in fair value of MSRs	(2,294,240)	—	(2,294,240)	—	(2,294,240)
Other income	900,520	165,699	1,066,219	734,175	1,800,394
Total U.S. GAAP Revenue, net	$11,807,005	$3,180,365	$14,987,370	$747,812	$15,735,182
Plus: Decrease in MSRs due to valuation assumptions	1,203,041	—	1,203,041	—	1,203,041
Adjusted revenue	$13,010,046	$3,180,365	$16,190,411	$747,812	$16,938,223
Directly attributable expenses	3,722,640	537,543	4,260,183	412,351	4,672,534
Contribution margin	$9,287,406	$2,642,822	$11,930,228	$335,461	$12,265,689

Notes to Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)

Year Ended December 31, 2019	Direct to Consumer	Partner Network	Segments Total	All Other	Total
Revenues
Gain on sale	$4,318,930	$538,421	$4,857,351	$53,956	$4,911,307
Interest income	170,249	76,829	247,078	3,672	250,750
Interest expense on funding facilities	(91,650)	(41,359)	(133,009)	(1,907)	(134,916)
Servicing fee income	946,557	—	946,557	3,664	950,221
Changes in fair value of MSRs	(1,596,631)	—	(1,596,631)	—	(1,596,631)
Other income	443,290	22,423	465,713	270,876	736,589
Total U.S. GAAP Revenue, net	$4,190,745	$596,314	$4,787,059	$330,261	$5,117,320
Plus: Decrease in MSRs due to valuation assumptions	789,901	—	789,901	—	789,901
Adjusted revenue	$4,980,646	$596,314	$5,576,960	$330,261	$5,907,221
Directly attributable expenses	2,571,121	245,282	2,816,403	203,385	3,019,788
Contribution margin	$2,409,525	$351,032	$2,760,557	$126,876	$2,887,433

Year Ended December 31, 2018	Direct to Consumer	Partner Network	Segments Total	All Other	Total
Revenues
Gain on sale	$2,660,452	$224,151	$2,884,603	$43,285	$2,927,888
Interest income	155,305	44,024	199,329	1,597	200,926
Interest expense on funding facilities	(76,830)	(21,779)	(98,609)	(716)	(99,325)
Servicing fee income	818,085	—	818,085	2,285	820,370
Changes in fair value of MSRs	(228,723)	—	(228,723)	—	(228,723)
Other income	344,230	4,662	348,892	239,536	588,428
Total U.S. GAAP Revenue, net	$3,672,519	$251,058	$3,923,577	$285,987	$4,209,564
Less: Increase in MSRs due to valuation assumptions	(326,637)	—	(326,637)	—	(326,637)
Adjusted revenue	$3,345,882	$251,058	$3,596,940	$285,987	$3,882,927
Directly attributable expenses	2,209,487	125,232	2,334,719	203,088	2,537,807
Contribution margin	$1,136,395	$125,826	$1,262,221	$82,899	$1,345,120
The following table represents a reconciliation of segment contribution margin to consolidated U.S. GAAP income before taxes for the year ended:

	Year Ended December 31,
	2020	2019	2018
Contribution margin, excluding change in MSRs due to valuation assumptions	$12,265,689	$2,887,433	$1,345,120
(Decrease) increase in MSRs due to valuation assumptions	(1,203,041)	(789,901)	326,637
Contribution margin, including change in MSRs due to valuation assumptions	$11,062,648	$2,097,532	$1,671,757
Less expenses not allocated to segments:
Salaries, commissions and team member benefits	815,940	601,174	528,328
General and administrative expenses	443,085	361,822	311,646
Depreciation and amortization	74,316	74,952	76,917
Interest and amortization expense on non-funding debt	186,301	136,853	130,022
Other expenses	11,349	18,291	6,740
Income before income taxes	$9,531,657	$904,440	$618,104

Notes to Consolidated Financial Statements (Continued)
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

Rocket Companies, Inc.’s financial position, performance and cash flows effectively represent those of Holdings and its subsidiaries as of and for the period ended December 31, 2020. Prior to the reorganization and IPO, Rocket Companies, Inc. was not impacted by Holdings.

17. Noncontrolling Interests

The non-controlling interest balance represents the economic interest in Holdings held by our Chairman and RHI. The following table summarizes the ownership of Holdings Units in Holdings as of December 31, 2020:

	Holdings Units	Ownership Percentage
Rocket Companies, Inc.'s ownership of Holdings Units	115,372,565	5.81%
Holdings Units held by our Chairman	1,101,822	0.06%
Holdings Units held by RHI	1,867,977,661	94.13%
Balance at end of period	1,984,452,048	100.00%

The non-controlling interest holders have the right to exchange Holdings Units, together with a corresponding number of shares of our Class D common stock or Class C common stock (together referred to as “Paired Interests”), for, at our option, (i) shares of our Class B common stock or Class A common stock or (ii) cash from a substantially concurrent public offering or private sale (based on the price of our Class A common stock). As such, future exchanges of Paired Interests by non-controlling interest holders will result in a change in ownership and reduce or increase the amount recorded as non-controlling interest and increase or decrease additional paid-in-capital when Holdings has positive or negative net assets, respectively. As of December 31, 2020, neither our Chairman or RHI has exchanged any Paired Interests.

18. Stock Based Compensation

Included in stock-based compensation for the Company are RKT and RHI denominated awards.

RKT Awards

In connection with the IPO, the Company adopted the 2020 Omnibus Incentive Plan (the “2020 Plan”) in August 2020. The compensation committee of the Company's board of directors, acting as plan administrator, administers the 2020 Plan and the awards granted under it. The Company reserved a total of 94,736,842 shares of Class A common stock for issuance pursuant to the 2020 Plan. The Company currently has two types of share-based compensation awards issued and outstanding under the 2020 Plan: stock options and restricted stock units (“RSUs”).

Notes to Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
Stock Options

The Company granted Stock Options to certain team members that vest and become exercisable over a three year period, with 33.33% vesting on the first anniversary of the grant date, and the remaining 66.67% vesting ratably on a monthly basis over the 24 month period following the first anniversary of the grant date, subject to the grantee's employment or service with the Company through each applicable vesting date. The Stock Options will be exercisable, subject to vesting, for a period of 10 years after the grant date. The Stock Options activity for the period from July 1, 2020 to December 31, 2020 was as follows:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding on July 1, 2020	—	—	—	—
Granted	26,393,381	$18.01	9.6 Years	$59,246
Exercised	—	—	—	—
Expired	—	—	—	—
Forfeited	411,952	$18.00	9.6 Years	$1,661
Outstanding as of December 31, 2020	25,981,429	$18.01	9.6 Years	$57,585
Exercisable as of December 31, 2020	—	—	—	—

The Company estimates the fair value of the Stock Options at the date of grant using the Black-Scholes option pricing model. Weighted average inputs to the Black-Scholes option pricing model include an expected dividend yield of 1.5%, expected volatility factor of 34.0% (range of 34.0%-34.7%), risk-free interest rate of 0.29% (range of 0.29%-0.50%) and an expected term of 5.85 years, pursuant to vesting terms, resulting in a weighted average fair value of $18.01 per Stock Option. As of December 31, 2020, unrecognized compensation expense related to the Stock Options was $109,381. This expense is expected to be recognized over a weighted average period of 2.6 years.

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

Restricted Stock Units

The Company granted RSUs to certain team members that generally vest on the two year anniversary of the grant date or over a three year period with 33% vesting on each of the first three anniversaries of the grant date, subject, in each case, to the grantee's employment or service with the Company through each applicable vesting date. Certain non-employee directors of the Company received RSUs that vest on the first anniversary of the grant date, subject to the grantee's continued service through the vesting date. The RSU activity for the period from July 1, 2020 to December 31, 2020 was as follows:

Notes to Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)

	Number of Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Service Period
Outstanding on July 1, 2020	—	—	—
Granted	16,828,361	$18.03	2.2 Years
Vested	76,007	$18.00	1.6 Years
Forfeited	429,974	$18.00	2.2 Years
Outstanding as of December 31, 2020	16,322,380	$18.03	2.2 Years

Unrecognized compensation expense related to these RSUs was $246,481 and is expected to be recognized over a weighted average period of 2.2 years.

Summary of RKT Equity-Based Compensation Expense

The Company recognized compensation expenses related to RKT equity-based awards of $66,410 from July 1, 2020 to December 31, 2020. Amounts are included in Salaries, commissions and team member benefits on the Consolidated Statements of Income and Comprehensive Income.

RHI Denominated Restricted Stock Units (“RHI RSUs”)

During 2017 and 2019, RHI granted 1,076,433 and 125,000 RHI RSUs, respectively, to Company team members. Each RHI RSU, upon or after vesting, represents the right of the holder to receive one common share of RHI common stock. The RHI RSUs were accounted for under ASC 718 as equity-classified share-based compensation awards at grant date fair value. The RHI RSUs granted are only subject to service-based vesting with 20%–25% vesting immediately upon issuance and the remaining shares vesting annually over a four-year period. The related compensation expense is recognized on a straight-line basis with forfeitures recognized as they occur. Approximately 80,000, 472,040 and 555,060 unvested RHI RSUs remained outstanding as of December 31, 2020, 2019 and 2018 respectively. Share-based compensation expense of $69,548, $39,029 and $33,203 related to the RHI RSUs was attributable to the Company for the years ended December 31, 2020, 2019 and 2018 respectively, which is included in Salaries, commissions and team member benefits.

RHI Denominated Cash-Settled Award

RHI provided for a tax-offset cash bonus for RHI RSUs granted to certain executives of the Company in 2017. This cash-settled award is accounted for under ASC 718 as a liability classified award. The expense associated with the awards is $26,421, $12,546 and $13,665 for the years ended December 31, 2020, 2019 and 2018, respectively, which is included in Salaries, commissions and team member benefits on the Consolidated Statements of Income and Comprehensive Income.

RHI Denominated Stock Options ("RHI Options")

During 2016, RHI granted RHI Options to Company team members and zero unvested RHI Options remained outstanding as of December 31, 2020. Share-based compensation expense of $32, $425 and $433 for the options was attributable to the Company for the years ended December 31, 2020, 2019 and 2018, respectively, which is included in Salaries, commissions and team member benefits on the Consolidated Statements of Income and Comprehensive Income.

Summary of RHI-Denominated Equity-Based Compensation Expense

Total RHI share-based compensation, including the cash-settled awards attributable to the Company was $96,001, $52,000 and $47,301 for the years ended December 31, 2020, 2019 and 2018, respectively. Remaining compensation expense attributable to the Company for these awards is $14,634 as of December 31, 2020, to be recognized through 2023.

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

Notes to Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
October 31, 2021 and for the 2019 grants RHI accelerated the tranche previously due to vest on October 31, 2020. This modification resulted in accelerated expense of $38,371 for 198,020 RHI RSUs in the second quarter of 2020.

Summary of Equity-Based and Cash-Settled Compensation Expense

The Company recognized compensation expenses related to all equity-based and cash-settled awards of $162,608, $52,249, and $47,301 for the years ended December 31, 2020, 2019, and 2018. Included in these amounts are the total equity-based compensation expenses related to RKT-denominated Awards of $66,410 for the year ended December 31, 2020, total equity-based and cash-settled compensation expenses related to RHI-denominated Awards of $96,001, $52,000, and $47,301 for the years ended December 31, 2020, 2019, and 2018, and total equity-based compensation expenses related to a plan of a subsidiary of RKT Holdings, LLC of $197 and $249 for the years ended December 31, 2020 and 2019 all of which are included in Salaries, commissions, and team member benefits on the Consolidated Statements of Income and Comprehensive Income.

Team Member Stock Purchase Plan

In connection with the IPO, the Team Member Stock Purchase Plan ("TMSPP") will commence with the first offering period beginning in January 2021. Under the TMSPP, the Company is authorized to issue up to 10,526,316 shares of its common stock to qualifying team members. Eligible team members may direct the Company, during each three-month option period, to withhold up to 15% of their gross pay, the proceeds from which are used to purchase shares of common stock at a price equal to 85% of the closing market price on the exercise date. For accounting purposes, the TMSPP is considered a compensatory plan such that the Company recognizes equity-based compensation expense based on the fair value of the options held by the team members to purchase the Company's shares.

19. Earnings Per Share

Basic earnings per share of Class A common stock is computed by dividing net income attributable to Rocket Companies, Inc. by the weighted-average number of shares of Class A common stock, outstanding during the period. Diluted earnings per share of Class A common stock is computed by dividing net income attributable to Rocket Companies, Inc. by the weighted-average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive securities. There was no Class B common stock outstanding as of December 31, 2020. See Note 17, Noncontrolling Interests for a description of Paired Interests. Refer to Note 1, Business, Basis of Presentation and Accounting Policies for additional information related to basic and diluted earnings per share.

Prior to the IPO, Holdings membership structure included equity interests held by RHI. The Company analyzed the calculation of earnings per unit for periods prior to the IPO and determined that it resulted in values that would not be meaningful to the users of these consolidated financial statements. Therefore, earnings per share information has not been presented for the years ended December 31, 2019 and 2018. The basic and diluted earnings per share period for the year ended December 31, 2020, represents only the period from August 6, 2020 to December 31, 2020, which represents the period wherein the Company had outstanding Class A common stock.

Notes to Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
The following table sets for the calculation of the basic and diluted earnings per share for the periods following the reorganization and IPO for Class A common stock:

Year Ended December 31,
2020
Net income	$9,399,276
Net income attributable to non-controlling interests	$9,201,325
Net income attributable to Rocket Companies	$197,951
Numerator:
Net income attributable to Class A common shareholders	$197,951
Add: Reallocation of net income attributable to dilutive impact of share-based compensation awards	7,092
Net income attributable to Class A common shareholders - diluted	$205,043
Denominator:
Weighted average shares of Class A common stock outstanding - basic	111,926,619
Add: Class A common stock issued upon vesting of RSUs	4,063,444
Add: Class A common stock issued upon exercise of stock options	248,430
Weighted average shares of Class A common stock outstanding - diluted	116,238,493
Earnings per share of Class A common stock outstanding - basic	$1.77
Earnings per share of Class A common stock outstanding - diluted	$1.76

For the period from August 6, 2020 to December 31, 2020, 1,872,476,780 Holdings Units, each weighted for the portion of the period for which they were outstanding, together with a corresponding number of shares of our Class D common stock, were exchangeable, at our option, for shares of our Class A common stock. After evaluating the potential dilutive effect under the if-converted method, the outstanding Holdings Units for the assumed exchange of non-controlling interests were determined to be anti-dilutive and thus were excluded from the computation of diluted earnings per share.

Notes to Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)

20. Unaudited Selected Quarterly Financial Data

The following table is a condensed summary of the unaudited quarterly financial information for the three month periods ended 2020 and 2019.

	Quarter Ended 2020
	March 31	June 30	September 30	December 31
Total revenue, net	$1,366,309	$5,035,813	$4,634,118	$4,698,942
Income before income taxes	$100,279	$3,485,530	$3,057,066	$2,888,782
Net income	$99,047	$3,464,082	$2,995,383	$2,840,764
Net income attributable to Rocket Companies	$—	$—	$57,903	$140,048

Earnings per share of Class A common stock:
Basic	N/A	N/A	$0.54	$1.21
Diluted	N/A	N/A	$0.54	$1.09

	Quarter Ended 2019
	March 31	June 30	September 30	December 31
Total revenue, net	$632,012	$936,762	$1,620,425	$1,928,121
Income (loss) before income taxes	$(299,613)	$(52,879)	$499,747	$757,185
Net income (loss)	$(298,769)	$(52,897)	$494,630	$754,166
Net income attributable to Rocket Companies	$—	$—	$—	$—

Earnings per share of Class A common stock:
Basic	N/A	N/A	N/A	N/A
Diluted	N/A	N/A	N/A	N/A

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report. Based on such evaluation, our CEO and CFO have concluded that as of December 31, 2020, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies. Under the rules and regulations of the SEC, the Company is not required to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 until the Company files its Annual Report on Form 10-K for fiscal year ending December 31, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in our management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) of the Exchange Act during the year ended December 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The required information is incorporated by reference from the Proxy Statement pertaining to our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the Company's fiscal year end covered by this Annual Report on Form 10-K.

Item 11. Executive Compensation

The required information is incorporated by reference from the Proxy Statement pertaining to our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the Company's fiscal year end covered by this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The required information is incorporated by reference from the Proxy Statement pertaining to our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the Company's fiscal year end covered by this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The required information is incorporated by reference from the Proxy Statement pertaining to our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the Company's fiscal year end covered by this Annual Report on Form 10-K.

Item 14. Principal Accountant Fees and Services

The required information is incorporated by reference from the Proxy Statement pertaining to our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the Company's fiscal year end covered by this Annual Report on Form 10-K.

Item 15. Exhibit and Financial Statement Schedules

Exhibit Number	Description
2.1
Reorganization Agreement, dated as of July 21, 2020, by and among Rocket Companies, Inc., RKT Holdings, LLC, Rock Holdings, Inc. and Daniel Gilbert (incorporated herein by reference to exhibit 2.1 to the Company's Quarterly Report on Form 10-Q, filed on September 2, 2020)

2.2
Amendment to the Reorganization Agreement, dated as of August 5, 2020, by and among Rocket Companies, Inc., RKT Holdings, LLC, Rock Holdings Inc. and Daniel Gilbert (incorporated herein by reference to exhibit 2.2 to the Company's Quarterly Report on Form 10-Q, filed on September 2, 2020)

3.1	Amended and Restated Certificate of Incorporation of Rocket Companies, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed on September 2, 2020)
3.2	Amended and Restated Bylaws of Rocket Companies, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, filed on September 2, 2020)
4.1	Certain instruments defining the rights of holders of long-term debt securities of the registrant and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The registrant hereby undertakes to furnish to the SEC, upon request, copies of any such instruments.
4.2*	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
10.1
Registration Rights Agreement between Rock Holdings, Inc., Daniel Gilbert, the other parties thereto and Rocket Companies, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed on November 12, 2020)

10.2	Tax Receivable Agreement (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, filed on November 12, 2020)
10.3
Exchange Agreement, by and among RKT Holdings, LLC, Rocket Companies, Inc., Rock Holdings Inc., Daniel Gilbert and the holders of Holdings Units and shares of Class C Common Stock or Class D Common Stock from time to time party thereto (incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q, filed on November 12, 2020)

10.4	Second Amended and Restated Operating Agreement of RKT Holdings, LLC (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q, filed on November 12, 2020)
10.5
Stock Purchase Agreement by and between Amrock Holdings Inc. and Amrock Holdco, LLC (incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q, filed on November 12, 2020)

10.6
Class A Common Stock Subscription Agreement, dated as of August 5, 2020, by and between Rocket Companies, Inc. and Bedrock Management Services LLC (incorporated herein by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q, filed on November 12, 2020)

10.7
Class A Common Stock Subscription Agreement, dated as of August 5, 2020, by and between Rocket Companies, Inc. and Bedrock Building Services LLC (incorporated herein by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q, filed on November 12, 2020)

10.8
Class A Common Stock Subscription Agreement, dated as of August 5, 2020, by and between Rocket Companies, Inc. and Rock Executive Security LLC (incorporated herein by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q, filed on November 12, 2020)

10.9
Class A Common Stock Subscription Agreement, dated as of August 5, 2020, by and between Rocket Companies, Inc. and Rock Security LLC (incorporated herein by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q, filed on November 12, 2020)

10.10
Class A Common Stock Subscription Agreement, dated as of August 5, 2020, by and between Rocket Companies, Inc. and Rock Ventures LLC (incorporated herein by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q, filed on November 12, 2020)

10.11
Class A Common Stock Subscription Agreement, dated as of August 5, 2020, by and between Rocket Companies, Inc. and Daniel Gilbert (incorporated herein by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q, filed on November 12, 2020)

10.12
Class D Common Stock Subscription Agreement, dated as of August 5, 2020, by and between Rocket Companies, Inc. and Rock Holdings Inc. (incorporated herein by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q, filed on November 12, 2020)

10.13
Class D Common Stock Subscription Agreement, dated as of August 5, 2020, by and between Rocket Companies, Inc. and Daniel Gilbert (incorporated herein by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q, filed on November 12, 2020)

10.14
Purchase Agreement, dated as of August 10, 2020, by and between Rock Holdings Inc., as Seller, and Rocket Companies, Inc., as Purchaser (incorporated herein by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q, filed on November 12, 2020)

10.15+	Rocket Companies, Inc. 2020 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.6 to the Company's Amendment No. 2 to Form S-1 (Registration No. 333-239726) filed on July 28, 2020)
10.16+*	Form of Restricted Stock Unit Agreement for use with the Rocket Companies, Inc. 2020 Omnibus Incentive Plan
10.17+*	Form of Stock Option Agreement for use with the Rocket Companies, Inc., 2020 Omnibus Incentive Plan
10.18+*	Form of Director Restricted Stock Unit Agreement for use with the Rocket Companies, Inc. 2020 Omnibus Incentive Plan
10.19+*	Form of Consultant Restricted Stock Unit Agreement for use with the Rocket Companies, Inc. 2020 Omnibus Incentive Plan
10.20+*	Form of Consultant Stock Option Agreement for use with the Rocket Companies Inc. 2020 Omnibus Incentive Plan
10.21+	Rock Holdings Inc. 2015 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.10 to the Company's Amendment No. 2 to Form S-1 (Registration No. 333-239726) filed on July 28, 2020)
10.22+
Form of Restricted Stock Unit Award Agreement for use with the Rock Holdings Inc. 2015 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.11 to the Company's Amendment No. 2 to Form S-1 (Registration No. 333-239726) filed on July 28, 2020)

10.23	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.3 to the Company's Amendment No. 2 to Form S-1 (Registration No. 333-239726) filed on July 28, 2020)
10.24+	Form of Executive Employment Agreement (incorporated herein by reference to Exhibit 10.4 to the Company's Amendment No. 2 to Form S-1 (Registration No. 333-239726) filed on July 28, 2020)
10.25+	Form of Consulting Agreement (incorporated herein by reference to Exhibit 10.34 to the Company's Amendment No. 2 to Form S-1 (Registration No. 333-239726) filed on July 28, 2020)
10.26+
Rocket Companies, Inc. 2020 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.33 to the Company's Amendment No. 2 to Form S-1 (Registration No. 333-239726) filed on July 28, 2020)

10.27#
Loan and Security Agreement, dated April 30, 2018, by and between Quicken Loans Inc., as borrower, and Federal Home Loan Mortgage Corporation, solely in its capacity as lender (incorporated herein by reference to Exhibit 10.24 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.28#
Amendment No. 1 to the Loan and Security Agreement, dated April 1, 2019, by and between Quicken Loans Inc., as borrower, and the Federal Home Loan Mortgage Corporation, solely in its capacity as lender (incorporated herein by reference to Exhibit 10.24.1 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.29
Amendment No. 2 to the Loan and Security Agreement, dated June 20, 2019, by and between Quicken Loans Inc., as borrower, and the Federal Home Loan Mortgage Corporation, solely in its capacity as lender (incorporated herein by reference to Exhibit 10.24.2 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.30#
Revolving Credit Agreement, dated as of August 10, 2020, by and among Quicken Loans, LLC as Borrower, the Lenders Party Thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q, filed on November 12, 2020)

10.31#
Third Amended and Restated Master Repurchase Agreement, dated May 24, 2017, by and among Credit Suisse First Boston Mortgage Capital LLC, as administrative agent, Credit Suisse AG, acting through its Cayman Islands Branch, as buyer, Alpine Securitization LTD, as buyer, other Buyers from time to time party thereto, and Quicken Loans Inc. and One Reverse Mortgage, LLC, as sellers (incorporated herein by reference to Exhibit 10.13 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.32#
Amendment No. 1 to Third Amended and Restated Master Repurchase Agreement, dated October 23, 2019, by and among Credit Suisse First Boston Mortgage Capital LLC, as administrative agent, Credit Suisse AG, acting through its Cayman Islands Branch, as buyer, Alpine Securitization LTD, as buyer, other Buyers from time to time party thereto, and Quicken Loans Inc. and One Reverse Mortgage, LLC, as sellers (incorporated herein by reference to Exhibit 10.13.1 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.33
Omnibus Amendment to Third Amended and Restated Master Repurchase Agreement, Pricing Side Letter, and Amended and Restated Margin, Setoff and Master Netting Agreement, dated April 20, 2020, by and among Credit Suisse First Boston Mortgage Capital LLC, as administrative agent, Credit Suisse AG, acting through its Cayman Islands Branch, as buyer, Alpine Securitization Ltd, as buyer, other Buyers from time to time party thereto, and Quicken Loans, LLC and One Reverse Mortgage, LLC, as sellers (incorporated herein by reference to Exhibit 10.13.2 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.34*
Amendment No. 2 to Third Amended and Restated Master Repurchase Agreement, dated as of October 27, 2020, by and among Credit Suisse First Boston College Mortgage Capital LLC, as administrative Agent, Credit Suisse AG, acting through its Cayman Islands Branch, as buyer, Alpine Securitization LTD, as buyer, other buyers from time to time party thereto, and Quicken Loans, LLC and One Reverse Mortgage, LLC as sellers

10.35#
Amended and Restated Master Repurchase Agreement, dated April 10, 2015, by and between UBS Real Estate Securities Inc., as buyer and Quicken Loans Inc., as seller (incorporated herein by reference to Exhibit 10.15 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.36
Amendment No. 1 to Amended and Restated Master Repurchase Agreement, dated June 24, 2015, by and between UBS Real Estate Securities Inc., as buyer, and Quicken Loans Inc., as seller (incorporated herein by reference to Exhibit 10.15.1 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.37#
Amendment No. 2 to Amended and Restated Master Repurchase Agreement, dated January 29, 2016, by and between UBS Real Estate Securities Inc., as buyer, and Quicken Loans Inc., as seller (incorporated herein by reference to Exhibit 10.15.2 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.38#
Assignment and Amendment No. 3 to Amended and Restated Master Repurchase Agreement and Assignment and Amendment No. 6 to Pricing Letter, dated October 6, 2016, by and among UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as assignee, UBS Real Estate Securities Inc., as assignor, and Quicken Loans Inc., as seller (incorporated herein by reference to Exhibit 10.15.3 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.39#
Amendment No. 4 to Amended and Restated Master Repurchase Agreement, dated April 14, 2017, by and between UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as buyer, and Quicken Loans Inc., as seller (incorporated herein by reference to Exhibit 10.15.4 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.40
Amendment No. 5 to Amended and Restated Master Repurchase Agreement, dated December 6, 2018, by and between UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as buyer, and Quicken Loans Inc., as seller (incorporated herein by reference to Exhibit 10.15.5 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.41#
Amendment No. 6 to Amended and Restated Master Repurchase Agreement, dated April 25, 2019, by and between UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as buyer, and Quicken Loans Inc., as seller (incorporated herein by reference to Exhibit 10.15.6 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.42
Amendment No. 7 to Amended and Restated Master Repurchase Agreement, dated June 26, 2019, by and between UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as buyer, and Quicken Loans Inc., as seller (incorporated herein by reference to Exhibit 10.15.7 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.43
Amendment No. 8 to Amended and Restated Master Repurchase Agreement, dated September 16, 2019, by and between UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as buyer, and Quicken Loans Inc., as seller (incorporated herein by reference to Exhibit 10.15.8 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.44
Amendment No. 9 to Amended and Restated Master Repurchase Agreement, dated December 5, 2019, by and between UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as buyer, and Quicken Loans Inc., as seller (incorporated herein by reference to Exhibit 10.15.9 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.45
Amendment No. 10 to Amended and Restated Master Repurchase Agreement and Amendment No. 23 to Pricing Letter, dated April 20, 2020, by and between UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as buyer, and Quicken Loans Inc., as seller (incorporated herein by reference to Exhibit 10.15.10 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.46*#
Amendment No. 11 to Amended and Restated Master Repurchase Agreement, dated December 3, 2020, by and between UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as buyer, and Quicken Loans, LLC, as seller

10.47#
Master Repurchase Agreement, dated May 2, 2013, by and among JPMorgan Chase Bank, N.A., as buyer and administrative agent for the buyers, the other Buyers from time to time party thereto, Quicken Loans Inc., as seller, and J.P. Morgan Securities LLC, as sole bookrunner and sole lead arranger (incorporated herein by reference to Exhibit 10.16 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.48#
First Amendment to Master Repurchase Agreement, dated May 1, 2014, by and among JPMorgan Chase Bank, N.A., as buyer and administrative agent for the buyers, the other Buyers from time to time party thereto, and Quicken Loans Inc., as seller (incorporated herein by reference to Exhibit 10.16.1 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.49#
Second Amendment to Master Repurchase Agreement, dated December 19, 2014, by and among JPMorgan Chase Bank, N.A., as buyer and administrative agent for the buyers, the other Buyers from time to time party thereto, and Quicken Loans Inc., as seller (incorporated herein by reference to Exhibit 10.16.2 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.50#
Third Amendment to Master Repurchase Agreement, dated April 30, 2015, by and among JPMorgan Chase Bank, N.A., as buyer and administrative agent for the buyers, the other Buyers from time to time party thereto, and Quicken Loans Inc., as seller (incorporated herein by reference to Exhibit 10.16.3 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.51#
Fourth Amendment to Master Repurchase Agreement, dated April 28, 2016, by and among JPMorgan Chase Bank, N.A., as buyer and administrative agent for the buyers, the other Buyers from time to time party thereto, and Quicken Loans Inc., as seller (incorporated herein by reference to Exhibit 10.16.4 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.52#
Fifth Amendment to Master Repurchase Agreement, dated November 18, 2016, by and among JPMorgan Chase Bank, N.A., as buyer and administrative agent for the buyers, the other Buyers from time to time party thereto, and Quicken Loans Inc., as seller (incorporated herein by reference to Exhibit 10.16.5 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.53#
Sixth Amendment to Master Repurchase Agreement, dated April 27, 2017, by and among JPMorgan Chase Bank, N.A., as buyer and administrative agent for the buyers, the other Buyers from time to time party thereto, and Quicken Loans Inc., as seller (incorporated herein by reference to Exhibit 10.16.6 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.54#
Seventh Amendment to Master Repurchase Agreement, dated October 12, 2017, by and among JPMorgan Chase Bank, N.A., as buyer and administrative agent for the buyers, the other Buyers from time to time party thereto, and Quicken Loans Inc., as seller (incorporated herein by reference to Exhibit 10.16.7 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.55#
Eighth Amendment to Master Repurchase Agreement, dated December 14, 2017, by and among JPMorgan Chase Bank, N.A., as buyer and administrative agent for the buyers, the other Buyers from time to time party thereto, and Quicken Loans Inc., as seller (incorporated herein by reference to Exhibit 10.16.8 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.56#
Ninth Amendment to Master Repurchase Agreement, dated January 25, 2018, by and among JPMorgan Chase Bank, N.A., as buyer and administrative agent for the buyers, the other Buyers from time to time party thereto, and Quicken Loans Inc., as seller (incorporated herein by reference to Exhibit 10.16.9 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.57#
Tenth Amendment to Master Repurchase Agreement, dated April 26, 2018, by and among JPMorgan Chase Bank, N.A., as buyer and administrative agent for the buyers, the other Buyers from time to time party thereto, and Quicken Loans Inc., as seller (incorporated herein by reference to Exhibit 10.16.10 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.58#
Eleventh Amendment to Master Repurchase Agreement, dated June 20, 2018, by and among JPMorgan Chase Bank, N.A., as buyer and administrative agent for the buyers, the other Buyers from time to time party thereto, and Quicken Loans Inc., as seller (incorporated herein by reference to Exhibit 10.16.11 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.59#
Twelfth Amendment to Master Repurchase Agreement, dated April 25, 2019, by and among JPMorgan Chase Bank, N.A., as buyer and administrative agent for the buyers, the other Buyers from time to time party thereto, and Quicken Loans Inc., as seller (incorporated herein by reference to Exhibit 10.16.12 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.60#
Thirteenth Amendment to Master Repurchase Agreement, dated June 22, 2019, by and among JPMorgan Chase Bank, N.A., as buyer and administrative agent for the buyers, the other Buyers from time to time party thereto, and Quicken Loans Inc., as seller (incorporated herein by reference to Exhibit 10.16.13 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.61#
Fourteenth Amendment to Master Repurchase Agreement, dated September 26, 2019, by and among JPMorgan Chase Bank, N.A., as buyer and administrative agent for the buyers, the other Buyers from time to time party thereto, and Quicken Loans Inc., as seller (incorporated herein by reference to Exhibit 10.16.14 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.62#
Fifteenth Amendment to Master Repurchase Agreement, dated December 16, 2019, by and among JPMorgan Chase Bank, N.A., as buyer and administrative agent for the buyers, the other Buyers from time to time party thereto, and Quicken Loans Inc., as seller (incorporated herein by reference to Exhibit 10.16.15 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.63#
Sixteenth Amendment to Master Repurchase Agreement, dated April 10, 2020, by and among JPMorgan Chase Bank, N.A., as buyer and administrative agent for the buyers, the other Buyers from time to time party thereto, and Quicken Loans Inc., as seller (incorporated herein by reference to Exhibit 10.16.16 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.64#
Seventeenth Amendment to Master Repurchase Agreement, dated April 15, 2020, by and among JPMorgan Chase Bank, N.A., as buyer and administrative agent for the buyers, the other Buyers from time to time party thereto, and Quicken Loans, LLC, as seller (incorporated herein by reference to Exhibit 10.16.17 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.65#
Master Repurchase Agreement, dated July 29, 2015, by and between Royal Bank of Canada, as buyer, and Quicken Loans Inc., as seller (incorporated herein by reference to Exhibit 10.17 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.66#
Amendment No. 1 to Master Repurchase Agreement, dated July 26, 2016, by and between Royal Bank of Canada, as buyer, and Quicken Loans Inc., as seller (incorporated herein by reference to Exhibit 10.17.1 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.67
Amendment No. 2 to Master Repurchase Agreement, dated June 2, 2017, by and between Royal Bank of Canada, as buyer, and Quicken Loans Inc., as seller (incorporated herein by reference to Exhibit 10.17.2 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.68
Omnibus Amendment to Master Repurchase Agreement and Pricing Side Letter, dated April 20, 2020, by and between Royal Bank of Canada, as buyer, and Quicken Loans, LLC, as seller (incorporated herein by reference to Exhibit 10.17.3 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.69*#	Amendment No. 3 to Master Repurchase Agreement, dated December 4, 2020, by and between Royal Bank of Canada, as buyer, and Quicken Loans, LLC., as seller
10.70#
Master Repurchase Agreement, dated October 16, 2015, by and between Bank of America, N.A., as buyer, and Quicken Loans Inc., as seller (incorporated herein by reference to Exhibit 10.18 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.71
Amendment No. 1 to Master Repurchase Agreement, dated July 28, 2016, by and between Bank of America, N.A., as buyer, and Quicken Loans Inc., as seller (incorporated herein by reference to Exhibit 10.18.1 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.72#
Amendment No. 2 to Master Repurchase Agreement, dated October 14, 2016, by and between Bank of America, N.A., as buyer, and Quicken Loans Inc., as seller (incorporated herein by reference to Exhibit 10.18.2 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.73#
Amendment No. 3 to Master Repurchase Agreement, dated January 25, 2018, by and between Bank of America, N.A., as buyer, and Quicken Loans Inc., as seller (incorporated herein by reference to Exhibit 10.18.3 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.74
Amendment No. 4 to Master Repurchase Agreement, dated May 24, 2018, by and between Bank of America, N.A., as buyer, and Quicken Loans Inc., as seller (incorporated herein by reference to Exhibit 10.18.4 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.75#
Amendment No. 5 to Master Repurchase Agreement, dated September 26, 2018, by and between Bank of America, N.A., as buyer, and Quicken Loans Inc., as seller (incorporated herein by reference to Exhibit 10.18.5 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.76#
Amendment No. 6 to Master Repurchase Agreement, dated April 25, 2019, by and between Bank of America, N.A., as buyer, and Quicken Loans Inc., as seller (incorporated herein by reference to Exhibit 10.18.6 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.77
Amendment No. 7 to Master Repurchase Agreement, dated June 28, 2019, by and between Bank of America, N.A., as buyer, and Quicken Loans Inc., as seller (incorporated herein by reference to Exhibit 10.18.7 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.78
Amendment No. 8 to Master Repurchase Agreement, dated September 11, 2019, by and between Bank of America, N.A., as buyer, and Quicken Loans Inc. (incorporated herein by reference to Exhibit 10.18.8 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.79
Omnibus Amendment to Master Repurchase Agreement, Transaction Terms Letter and Master Margining, Setoff and Netting Agreement, dated April 20, 2020, by and between Bank of America, N.A., as buyer, and Quicken Loans, LLC, as seller (incorporated herein by reference to Exhibit 10.18.9 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.80*	Amendment No. 10 to Master Repurchase Agreement, dated December 11, 2020, by and between Bank of America, N.A., as buyer, and Quicken Loans, LLC, as seller
10.81#
Master Repurchase Agreement, dated September 4, 2019, by and between Citibank, N.A., as buyer, and Quicken Loans Inc., as seller (incorporated herein by reference to Exhibit 10.19 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.82
Amendment Number One to Master Repurchase Agreement, dated April 15, 2020, by and between Citibank, N.A., as buyer, and Quicken Loans, LLC, as seller (incorporated herein by reference to Exhibit 10.19.1 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.83#
Master Repurchase Agreement, dated October 17, 2019, by and among Morgan Stanley Bank, N.A., as buyer, Morgan Stanley Mortgage Capital Holdings LLC, as agent, and Quicken Loans Inc., as seller (incorporated herein by reference to Exhibit 10.20 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.84
Amendment Number One to Master Repurchase Agreement, dated April 15, 2020, by and among Morgan Stanley Bank, N.A., as buyer, Morgan Stanley Mortgage Capital Holdings LLC, as agent, and Quicken Loans, LLC, as seller (incorporated herein by reference to Exhibit 10.20.1 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.85#
Master Repurchase Agreement, dated December 14, 2017, by and among JPMorgan Chase Bank, National Association, as buyer, QL Ginnie EBO, LLC, as seller, QL Ginnie REO, LLC, as REO Subsidiary and Quicken Loans Inc., as guarantor (incorporated herein by reference to Exhibit 10.22 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.86#
Amendment No. 1 to Master Repurchase Agreement, dated as of June 10, 2019, by and among JPMorgan Chase Bank, National Association, as buyer, QL Ginnie EBO, LLC, as seller, QL Ginnie REO, LLC, as REO Subsidiary and Quicken Loans Inc., as guarantor (incorporated herein by reference to Exhibit 10.22.1 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.87
Omnibus Amendment to Master Repurchase Agreement, Pricing Side Letter, Guaranty and Netting Agreement, dated as of April 20, 2020, by and among JPMorgan Chase Bank, National Association, as buyer, QL Ginnie EBO, LLC, as seller, QL Ginnie REO, LLC, as REO Subsidiary and Quicken Loans, LLC, as guarantor (incorporated herein by reference to Exhibit 10.22.2 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.88
Guaranty, dated December 14, 2017 (as amended, restated, supplemented, or otherwise modified from time to time), by Quicken Loans Inc., as guarantor, in favor of JPMorgan Chase Bank, National Association, as buyer (incorporated herein by reference to Exhibit 10.23 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.89#
Master Repurchase Agreement, dated as of September 25, 2020, by and between Barclays Bank PLC, as Buyer, and Quicken Loans, LLC, as Seller (incorporated herein by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q, filed on November 12, 2020)

10.90*#
Master Repurchase Agreement, dated as of December 18, 2020, by and among Nomura Corporate Funding Americas, LLC, as a buyer and as agent, Oakdale Secured Funding Trust Quartz, as a buyer, other buyers from time to time party thereto and Quicken Loans, LLC, as Seller

10.91#
Lease, dated as of July 6, 2004, by and between PW/MS Op Sub I, LLC, as landlord, and Quicken Loans Inc., as tenant (incorporated herein by reference to Exhibit 10.25 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.92#
First Amendment to 800 Tower Drive Lease, dated as of July 13, 2005, by and between 800 Tower SPE LLC, as landlord, and Quicken Loans Inc., as tenant (incorporated herein by reference to Exhibit 10.25.1 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.93
Second Amendment to 800 Tower Drive Lease, dated as of October 31, 2005, by and between 800 Tower SPE LLC, as landlord, and Quicken Loans Inc., as tenant (incorporated herein by reference to Exhibit 10.25.2 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.94#
Third Lease Amendment, dated as of October 10, 2006, by and between 800 Tower SPE LLC, as landlord, and Quicken Loans Inc., as tenant (incorporated herein by reference to Exhibit 10.25.3 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.95#
Fourth Lease Amendment, dated as of March 21, 2007, by and between 800 Tower SPE LLC, as landlord, and Quicken Loans Inc., as tenant (incorporated herein by reference to Exhibit 10.25.4 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.96#
Fifth Amendment of Lease, dated as of May 4, 2009, by and between Gateway Lewis, LLC, as landlord, and Quicken Loans Inc., as tenant (incorporated herein by reference to Exhibit 10.25.5 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.97#
Sixth Amendment to Lease, dated as of April 30, 2012, by and between LSREF 2 Clover REO 2, LLC, as landlord, and Quicken Loans Inc., as tenant (incorporated herein by reference to Exhibit 10.25.6 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.98#
Seventh Amendment to Lease, dated as of May 25, 2012, by and between 800 NTCC, LLC, as landlord, and Quicken Loans Inc. as tenant (incorporated herein by reference to Exhibit 10.25.7 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.99#
Eighth Amendment to Lease, dated as of November 27, 2012, by and between 800 NTCC, LLC, as landlord, and Quicken Loans Inc., as tenant (incorporated herein by reference to Exhibit 10.25.8 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.100#
Ninth Amendment to Lease, dated as of April 29, 2013, by and between 800 NTCC, LLC, as landlord, and Quicken Loans Inc., as tenant (incorporated herein by reference to Exhibit 10.25.9 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.101#
Tenth Amendment to Lease, dated as of May 18, 2015, by and between 800 NTCC, LLC, as landlord, and Quicken Loans Inc., as tenant (incorporated herein by reference to Exhibit 10.25.10 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.102#
Eleventh Amendment to Lease, dated as of November 12, 2018, between 800 NTCC, LLC, as landlord, and Quicken Loans Inc., as tenant (incorporated herein by reference to Exhibit 10.25.11 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.103#
Lease, dated January 19, 2015, by and between 1401 Rosa Parks Blvd, LLC., as landlord, and Quicken Loans Inc., as tenant (incorporated herein by reference to Exhibit 10.26 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.104#
Amended and Restated Lease, dated October 17, 2011, by and between 611 Webward Avenue, LLC, as landlord, and Quicken Loans Inc, as tenant (incorporated herein by reference to Exhibit 10.27 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.105#
Lease, dated September 4, 2015, by and between 615 West Lafayette LLC, as landlord, and Quicken Loans Inc, as tenant (incorporated herein by reference to Exhibit 10.28 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.106#
Amended and Restated Lease, dated as of December 31, 2014, by and between 1000 Webward LLC, as landlord, and Quicken Loans Inc., as tenant (incorporated herein by reference to Exhibit 10.29 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.107#
First Amendment to Amended and Restated Lease, dated as of May 1, 2017, by and between 1000 Webward LLC, as landlord, and Quicken Loans Inc., as tenant (incorporated herein by reference to Exhibit 10.29.1 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.108#
Second Amendment to Amended and Restated Lease, dated as of December 17, 2018, by and between 1000 Webward LLC, as landlord, and Quicken Loans Inc., as tenant (incorporated herein by reference to Exhibit 10.29.2 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.109#
Lease, dated May 20, 2016, by and between Higbee Mothership LLC, as landlord, and Quicken Loans Inc., as tenant (incorporated herein by reference to Exhibit 10.30 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.110
First Amendment to Lease, dated June 20, 2016, by and between Higbee Mothership LLC, as landlord, and Quicken Loans Inc., as tenant (incorporated herein by reference to Exhibit 10.30.1 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.111#
One North Central Office Lease, dated as of June 5, 2017, by and between AGP One North Central Owner LLC, as landlord, and Quicken Loans Inc., as tenant (incorporated herein by reference to Exhibit 10.31 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.112#
Amendment to Lease, dated as of March 14, 2018, by and between AGP One North Central Owner LLC, as landlord, and Quicken Loans Inc., as tenant (incorporated herein by reference to Exhibit 10.31.1 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.113#
Second Amendment to Lease, dated as of August 12, 2019, by and between AGP One North Central Owners LLC, as landlord, and Quicken Loans Inc, as tenant (incorporated herein by reference to Exhibit 10.31.2 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.114#
Third Amendment to Lease, dated as of October 14, 2019, by and between AGP One North Central Owner LLC, as landlord, and Quicken Loans Inc., as tenant (incorporated herein by reference to Exhibit 10.31.3 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

21.1*	Significant Subsidiaries of Rocket Companies, Inc.
23.1*	Consent of Ernst & Young LLP, independent registered public accounting firm
31.1*	Certification of CEO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)
31.2*	Certification of CFO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)
32.1*	Certification by the CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification by the CFO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

+	Management contract or compensatory plan or arrangement.
*	Filed herewith.
#	Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The Company agrees to furnish supplementally an unredacted copy of the exhibit to the Securities and Exchange Commission upon its request.

Item 16. Form 10-K Summary

None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of March, 2021.

Rocket Companies, Inc.

By:	/s/ Jay Farner
Name: Jay Farner
Title: Chief Executive Officer and Vice Chairman
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 24th day of March, 2021.

Signature	Title

/s/ Jay Farner	Chief Executive Officer and Vice Chairman
Jay Farner	(Principal Executive Officer)

/s/ Julie Booth	Chief Financial Officer
Julie Booth	(Principal Financial Officer)

/s/ Brian Brown	Chief Accounting Officer
Brian Brown	(Principal Accounting Officer)

/s/ Daniel Gilbert	Chairman of the Board of Directors
Daniel Gilbert

/s/ Jennifer Gilbert	Director
Jennifer Gilbert

/s/ Jonathan Mariner	Director
Jonathan Mariner

/s/ Matthew Rizik	Director
Matthew Rizik

/s/ Suzanne Shank	Director
Suzanne Shank

/s/ Nancy Tellem	Director
Nancy Tellem