Form 10-Q
period 2021-03-31
Rocket Companies, Inc.
filed 2021-05-14
CIK 1805284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of May 7, 2021, 136,473,972 shares of the registrant's Class A common stock, $0.00001 par value, and 1,848,879,483 shares of the registrant's Class D common stock, $0.00001 par value, were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)
Rocket Companies, Inc.
Condensed Consolidated Balance Sheets
(In Thousands, Except Shares and Per Share Amounts)

	March 31, 2021	December 31, 2020
Assets	(Unaudited)
Cash and cash equivalents	$2,864,906	$1,971,085
Restricted cash	75,647	83,018
Mortgage loans held for sale, at fair value	18,825,444	22,865,106
Interest rate lock commitments (“IRLCs”), at fair value	765,215	1,897,194
Mortgage servicing rights (“MSRs”), at fair value	4,304,762	2,862,685
MSRs collateral for financing liability, at fair value	233,687	205,033
Notes receivable and due from affiliates	11,901	22,172
Property and equipment, net of accumulated depreciation and amortization of $511,934 and $497,812, respectively	232,155	211,161
Deferred tax asset, net	608,351	519,933
Lease right of use assets	227,078	238,546
Forward commitments, at fair value	909,153	20,584
Loans subject to repurchase right from Ginnie Mae	4,970,601	5,696,608
Other assets	703,377	941,477
Total assets	$34,732,277	$37,534,602
Liabilities and equity
Liabilities
Funding facilities	$14,452,672	$17,742,573
Other financing facilities and debt
Lines of credit	375,000	375,000
Senior Notes, net	2,974,177	2,973,046
Early buy out facility	635,712	330,266
MSRs financing liability, at fair value	223,756	187,794
Accounts payable	297,459	251,960
Lease liabilities	261,774	272,274
Forward commitments, at fair value	54,412	506,071
Investor reserves	93,937	87,191
Notes payable and due to affiliates	73,769	73,896
Tax receivable agreement liability	669,738	550,282
Loans subject to repurchase right from Ginnie Mae	4,970,601	5,696,608
Other liabilities	1,343,441	605,485
Total liabilities	$26,426,448	$29,652,446
Equity
Class A common stock, $0.00001 par value - 10,000,000,000 shares authorized, 135,574,865 and 115,372,565 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively.	1	1
Class B common stock, $0.00001 par value - 6,000,000,000 shares authorized, none issued and outstanding as of March 31, 2021 and December 31, 2020.	—	—
Class C common stock, $0.00001 par value - 6,000,000,000 shares authorized, none issued and outstanding as of March 31, 2021 and December, 31, 2020.	—	—
Class D common stock, $0.00001 par value - 6,000,000,000 shares authorized, 1,848,879,483 and 1,869,079,483 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively.	19	19
Additional paid-in capital	370,210	282,743
Retained earnings	184,939	207,422
Accumulated other comprehensive income	365	317
Non-controlling interest	7,750,295	7,391,654
Total equity	8,305,829	7,882,156
Total liabilities and equity	$34,732,277	$37,534,602
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Rocket Companies, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
(In Thousands, Except Shares and Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Income
Revenue
Gain on sale of loans
Gain on sale of loans excluding fair value of MSRs, net	$2,379,278	$1,286,690
Fair value of originated MSRs	1,173,164	535,419
Gain on sale of loans, net	3,552,442	1,822,109
Loan servicing income (loss)
Servicing fee income	292,361	257,093
Change in fair value of MSRs	245,921	(991,252)
Loan servicing income (loss), net	538,282	(734,159)
Interest income
Interest income	95,245	74,042
Interest expense on funding facilities	(67,844)	(39,459)
Interest income, net	27,401	34,583
Other income	466,112	243,776
Total revenue, net	4,584,237	1,366,309
Expenses
Salaries, commissions and team member benefits	842,199	683,606
General and administrative expenses	291,419	194,074
Marketing and advertising expenses	320,843	217,993
Depreciation and amortization	15,304	16,115
Interest and amortization expense on non-funding debt	35,571	33,107
Other expenses	235,731	121,135
Total expenses	1,741,067	1,266,030
Income before income taxes	2,843,170	100,279
Provision for income taxes	(65,832)	(1,232)
Net income	2,777,338	99,047
Net income attributable to non-controlling interest	(2,653,636)	(99,047)
Net income attributable to Rocket Companies	$123,702	$—

Earnings per share of Class A common stock
Basic	$1.07	N/A
Diluted	$1.07	N/A

Weighted average shares outstanding
Basic	115,673,524	N/A
Diluted	122,011,916	N/A

Comprehensive income
Net income	$2,777,338	$99,047
Cumulative translation adjustment	307	(1,760)
Unrealized loss on investment securities	(364)	—
Comprehensive income	2,777,281	97,287
Comprehensive income attributable to non-controlling interest	(2,653,586)	(97,287)
Comprehensive income attributable to Rocket Companies	$123,695	$—
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Rocket Companies, Inc.
Condensed Consolidated Statements of Changes in Equity
(In Thousands, Except Shares and Per Share Amounts)
(Unaudited)

	Class A Common Stock Shares	Class A Common Stock Amount	Class D Common Stock Shares	Class D Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Net Parent Investment	Accumulated Other Comprehensive Income (Loss)	Total Non-controlling Interest	Total Equity
Balance, December 31, 2019	—	$—	—	$—	$—	$—	$3,510,698	$(151)	$5,008	$3,515,555
Net income (loss)	—	—	—	—	—	—	99,487	—	(440)	99,047
Other comprehensive loss	—	—	—	—	—	—	—	(1,439)	(321)	(1,760)
Net transfers to Parent	—	—	—	—	—	—	21,919	—	—	21,919
Share-based compensation, net	—	—	—	—	—	—	29,049	—	9	29,058
Balance, March 31, 2020	—	$—	—	$—	$—	$—	$3,661,153	$(1,590)	$4,256	$3,663,819

Balance, December 31, 2020	115,372,565	$1	1,869,079,483	$19	$282,743	$207,422	$—	$317	$7,391,654	$7,882,156
Net income	—	—	—	—	—	123,702	—	—	2,653,636	2,777,338
Other comprehensive income	—	—	—	—	—	—	—	14	293	307
Share-based compensation, net	2,300	—	—	—	2,116	—	—	—	37,033	39,149
Unrealized loss on investment securities	—	—	—	—	—	—	—	(21)	(343)	(364)
Distributions for state taxes on behalf of unit holders (members), net	—	—	—	—	—	(281)	—	—	(4,559)	(4,840)
Distributions to unit holders (members) from subsidiary investment	—	—	—	—	—	—	—	—	(2,242,999)	(2,242,999)
Special Dividend to Class A Shareholders	—	—	—	—	—	(145,903)	—	—	—	(145,903)
Increase in controlling interest of investment, net of income taxes and Tax receivable agreement liability	20,200,000	—	(20,200,000)	—	85,351	(1)	—	55	(84,420)	985
Balance, March 31, 2021	135,574,865	$1	1,848,879,483	$19	$370,210	$184,939	$—	$365	$7,750,295	$8,305,829

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Rocket Companies, Inc.
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Operating activities
Net income	$2,777,338	$99,047
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,304	16,115
Provision for deferred income taxes	38,457	—
Origination of mortgage servicing rights	(1,173,164)	(535,419)
Change in fair value of MSRs	(245,921)	991,252
Gain on sale of loans excluding fair value of MSRs, net	(2,379,278)	(1,286,690)
Disbursements of mortgage loans held for sale	(104,103,499)	(50,418,371)
Proceeds from sale of loans held for sale	110,280,681	52,261,240
Share-based compensation expense	42,072	29,058
Change in assets and liabilities
Due from affiliates	10,272	7,051
Other assets	132,324	(820,657)
Accounts payable	45,499	77,282
Due to affiliates	(302)	15,298
Premium recapture and indemnification losses paid	1,399	(297)
Other liabilities	832,332	(53,317)
Total adjustments	$3,496,176	$282,545
Net cash provided by operating activities	$6,273,514	$381,592
Investing activities
Proceeds from sale of MSRs	$10,204	$167,662
Net decrease in notes receivable from affiliates	—	59,632
(Increase) decrease in mortgage loans held for investment	(12,462)	2,130
Purchase and other additions of property and equipment, net of disposals	(36,633)	(18,782)
Net cash (used in) provided by investing activities	$(38,891)	$210,642
Financing activities
Net payments on funding facilities	$(3,289,901)	$(618,754)
Net borrowings on lines of credit	—	810,000
Net borrowings on early buy out facility	305,446	90,875
Net borrowings notes payable from unconsolidated affiliates	175	1,212
Proceeds from MSRs financing liability	11,704	9,513
Distributions to other unit holders (members) of Holdings	(2,375,904)	—
Net transfer to parent	—	21,919
Net cash (used in) provided by financing activities	$(5,348,480)	$314,765
Effects of exchange rate changes on cash and cash equivalents	307	(1,760)
Net increase in cash and cash equivalents and restricted cash	886,450	905,239
Cash and cash equivalents and restricted cash, beginning of period	2,054,103	1,455,725
Cash and cash equivalents and restricted cash, end of period	$2,940,553	$2,360,964
Non-cash activities
Loans transferred to other real estate owned	$578	$383
Supplemental disclosures
Cash paid for interest on related party borrowings	$1,460	$1,059

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Rocket Companies, Inc.
Notes to Unaudited Condensed Combined Financial Statements
(Dollars in Thousands, Except Shares and Per Share)

1. Business, Basis of Presentation and Accounting Policies

Rocket Companies, Inc. (the "Company", and together with its consolidated subsidiaries, "Rocket Companies", "we", "us", "our") was incorporated in Delaware on February 26, 2020 as a wholly owned subsidiary of Rock Holdings Inc. ("RHI") for the purpose of facilitating an initial public offering ("IPO") of its Class A common stock, $0.00001 par value (the “Class A common stock”) and other related transactions in order to carry on the business of RKT Holdings, LLC ("Holdings") and its wholly owned subsidiaries.

We are a Detroit-based holding company consisting of tech-driven real estate, mortgage and eCommerce businesses. We are committed to providing an industry-leading client experience powered by our platform. In addition to Rocket Mortgage, the nation’s largest mortgage lender, we have expanded into complementary industries, such as real estate services, personal lending, and auto sales where we seek to deliver innovative client solutions leveraging our Rocket platform. Our business operations are organized into the following two segments: (1) Direct to Consumer and (2) Partner Network, refer to Note 12, Segments.

Rocket Companies, Inc. is a holding company. Its primary material asset is the equity interest in Holdings which, through its direct and indirect subsidiaries, conducts all of the Company's operations. Holdings is a Michigan limited liability company and wholly owns the following entities, with each entity's subsidiaries identified in parentheses: Quicken Loans, LLC, Amrock Holdco, LLC (“Amrock”, "Amrock Title Insurance Company" and "Nexsys Technologies LLC"), LMB HoldCo LLC (“Core Digital Media”), RCRA Holdings LLC (“Rock Connections” and “Rocket Auto”), Rocket Homes Real Estate LLC (“Rocket Homes”), RockLoans Holdings LLC (“Rocket Loans”), Rock Central LLC, EFB Holdings Inc. (“Edison Financial”), Lendesk Canada Holdings Inc., RockTech Canada Inc., and Woodward Capital Management LLC. As used herein, “Rocket Mortgage” refers to either the Rocket Mortgage brand or platform, or the Quicken Loans business, as the context allows.

In April 2021, Amrock Holdco, LLC changed its name to Amrock Holdings, LLC.

Initial Public Offering

On August 10, 2020 we completed the IPO of our common stock pursuant to a Registration Statement on Form S-1 (File No. 333-239726), which closed on August 10, 2020. In the IPO, we sold an aggregate of 115,000,000 shares of Class A common stock, including 15,000,000 shares purchased by the underwriters on September 9, 2020. Rocket Companies, Inc. received net proceeds from the IPO of approximately $2,023,000 after deducting underwriting discounts and commissions, all of which was used to purchase 115,000,000 non-voting membership units of Holdings (the “Holdings Units”) and shares of Class D common stock from RHI.

Holdings is treated as a partnership for U.S. federal income tax purposes and, as such, is itself generally not subject to U.S. federal income tax under current U.S. tax laws. Each member of Holdings will be required to take into account for U.S. federal income tax purposes its distributive share of the items of income, gain, loss and deduction of Holdings. As indicated in Note 8, Income Taxes, the Company is party to a Tax Receivable Agreement.

Basis of Presentation and Consolidation

Prior to the completion of the initial public offering, RHI, Holdings and its subsidiaries consummated an internal reorganization in which Rocket Companies, Inc. became the sole managing member of Holdings. Prior to the reorganization, Rocket Companies, Inc. had no operations.

As the sole managing member of Holdings, the Company operates and controls all of the business affairs of Holdings, and through Holdings and its subsidiaries, conducts its business. Holdings is considered a variable interest entity (“VIE”) and we consolidate the financial results of Holdings under the guidance of ASC 810, Consolidation. A portion of our net income is allocated to the non-controlling interest holders. For further details, refer to Note 13, Variable Interest Entities and Note 14, Non-controlling Interests.

Income from Holdings and its subsidiaries prior to the reorganization and IPO has been accounted for as a non-controlling interest in our Condensed Consolidated Statements of Income and Comprehensive Income. Accumulated net income prior to

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
the reorganization and IPO is presented in net parent investment in our Condensed Consolidated Statements of Changes in Equity as the financial statements prior to the reorganization and IPO reflect combined subsidiaries operating as part of RHI.

We have accounted for the reorganization as one of entities under common control and the net parent investment was allocated between non-controlling interest and additional paid-in capital based on the ownership of Holdings.

Our condensed consolidated financial statements for periods prior to the reorganization and IPO reflect the combined subsidiaries that historically operated as part of RHI. We have further adjusted the prior period results to retrospectively reflect the acquisition of Amrock Title Insurance Company (“ATI”) which qualified as a common control transaction as discussed further below in the Acquisition Agreement section.

All significant intercompany transactions and accounts between the businesses comprising the Company have been eliminated in the accompanying condensed consolidated financial statements.

All transactions and accounts between RHI and other related parties with the Company have a history of settlement or will be settled for cash and are reflected as related party transactions. For further details of the Company’s related party transactions refer to Note 6, Transactions with Related Parties.

Our condensed consolidated financial statements are unaudited and presented in U.S. dollars. They have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The interim financial information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC. In our opinion, these condensed consolidated financial statements include all normal and recurring adjustments considered necessary for a fair statement of our results of operations, financial position and cash flows for the periods presented. However, our results of operations for any interim period are not necessarily indicative of the results that may be expected for a full fiscal year or for any other future period.

Acquisition Agreement

On August 5, 2020, Rocket Companies, Inc. entered into an acquisition agreement with RHI and its direct subsidiary Amrock Holdings Inc. pursuant to which we acquired ATI, a title insurance underwriting business, for total aggregate consideration of $14,400 that consisted of 800,000 Holdings Units and shares of Rocket Companies, Inc. Class D common stock valued at the initial public offering price of $18.00 per share (the number of shares issued equals the purchase price divided by the price to the public in our initial public offering), the acquisition closed on August 14, 2020 subsequent to the IPO date on August 10, 2020. ATI's net income for the year ended December 31, 2019 was $4,700. Because the Acquisition was a transaction between commonly controlled entities, U.S. GAAP requires the retrospective combination of the entities for all periods presented as if the combination had been in effect since the inception of common control. Accordingly, the Company’s condensed consolidated financial statements included in this Form 10-Q, including for the three months ended March 31, 2020, reflect the retrospective combination of the entities as if the combination had been in effect since inception of common control.

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

Subsequent Events

In preparing these condensed consolidated financial statements, the Company evaluated events and transactions for potential recognition or disclosure through the date these condensed consolidated financial statements were issued. Refer to Note 5, Borrowings for disclosures on changes to the Company’s debt agreements and Note 8, Income Taxes for tax distributions made that occurred subsequent to March 31, 2021.

Rocket Companies, Inc.
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

Loan servicing income (loss), net—Loan servicing income (loss), net includes income from servicing, sub-servicing and ancillary fees, and is recorded to income as earned, which is upon collection of payments from borrowers. This amount also includes the Change in fair value of MSRs, which is the adjustment for the fair value measurement of the MSRs asset as of the respective balance sheet date.

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

The following revenue streams fall within the scope of ASC Topic 606—Revenue from Contracts with Customers and are disaggregated hereunder:

Core Digital Media lead generation revenue—The Company recognizes online consumer acquisition revenue based on successful delivery of marketing leads to a client at a fixed fee per lead. This service is satisfied at the time the lead is delivered, at which time revenue for the service is recognized. Online consumer acquisition revenue, net of intercompany eliminations, were $6,680 and $7,560 for the three months ended March 31, 2021 and 2020, respectively.

Professional service fees—The Company recognizes professional service fee revenue based on the delivery of services (e.g., human resources, technology, training) over the term of a contract. Consideration for the promised services is received through a combination of a fixed fee for the period and incremental fees paid for optional services that are available at an incremental rate determined at the time such services are requested. The Company recognizes the annual fee ratably over the life of the contract, as the performance obligation is satisfied equally over the term of the contract. For the optional services, revenue is only recognized at the time the services are requested and delivered and pricing is agreed upon. Professional service fee revenues were $3,549 and $1,835 for the three months ended March 31, 2021 and 2020, respectively, and were rendered entirely to related parties.

Rocket Homes real estate network referral fees—The Company recognizes real estate network referral fee revenue based on arrangements with partner agencies contingent on the closing of a transaction. As this revenue stream is variable, and is contingent on the successful transaction close, the revenue is constrained until the occurrence of the

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
transaction. At this point, the constraint on recognizing revenue is deemed to have been lifted and revenue is recognized for the consideration expected to be received. Real estate network referral fees, net of intercompany eliminations, were $9,578 and $7,988 for the three months ended March 31, 2021 and 2020, respectively.

Rock Connections and Rocket Auto contact center revenue—The Company recognizes contact center revenue for communication services including client support and sales. Consideration received includes a fixed base fee and/or a variable contingent fee. The fixed base fee is recognized ratably over the period of performance, as the performance obligation is considered to be satisfied equally throughout the service period. The variable contingent fee related to car sales is constrained until the sale of the car is completed. Contact center revenues, net of intercompany eliminations, were $11,632 and $7,341 for the three months ended March 31, 2021 and 2020, respectively.

Amrock closing fees—The Company recognizes closing fees for non-recurring services provided in connection with the origination of the loan. These fees are recognized at the time of loan closing for purchase transactions or at the end of a client's three-day rescission period for refinance transactions, which represents the point in time the loan closing services performance obligation is satisfied. The consideration received for closing services is a fixed fee per loan that varies by state and loan type. Closing fees were $157,167 and $73,486 for the three months ended March 31, 2021 and 2020, respectively.

Amrock appraisal revenue, net—The Company recognizes appraisal revenue when the appraisal service is completed. The Company may choose to deliver appraisal services directly to its client or subcontract such services to a third-party licensed and/or certified appraiser. In instances where the Company performs the appraisal, revenue is recognized as the gross amount of consideration received at a fixed price per appraisal. The Company is an agent in instances where a third-party appraiser is involved in the delivery of appraisal services and revenue is recognized net of third-party appraisal expenses. Appraisal revenue, net was $22,491 and $17,619 for the three months ended March 31, 2021 and 2020, respectively.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. We maintain our bank accounts with a relatively small number of high-quality financial institutions.

Restricted cash as of March 31, 2021 and 2020 consisted of cash on deposit for a repurchase facility and client application deposits, title premiums collected from the insured that are due to the underwritten insurance company and a $25,000 bond.

	March 31,
	2021	2020
Cash and cash equivalents	$2,864,906	$2,295,988
Restricted cash	75,647	64,976
Total cash, cash equivalents, and restricted cash in the statement of cash flows	$2,940,553	$2,360,964

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

Accounting Standards Issued but Not Yet Adopted

In March 2020, the Financial Accounting Standards Board ("FASB") issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope to clarify that Topic 848 is applicable to many derivative instruments and hedging relationships.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)

Subject to meeting certain criteria, the new guidance provides optional expedients and exceptions to applying contract modification accounting under existing U.S. GAAP, to address the expected phase out of the London Inter-bank Offered Rate (“LIBOR”) by the end of 2022. This guidance is effective upon issuance and allows application to contract changes as early as January 1, 2020. The Company is in the process of transitioning its funding facilities and financing facilities that utilize LIBOR as the reference rate by adding alternative base rate language which may include the secured overnight financing rate ("SOFR"). For contracts to which ASC Topic 470, Debt applies, we have applied the optional expedients available from ASU 2020-04 and accounted for the contract modifications related to reference rate reform prospectively. Of the contracts that have been adjusted for the new reference rate, there has been an immaterial impact on the condensed consolidated financial statements. The Company is continuing to evaluate the impact that the adoption of this ASU will have on the condensed consolidated financial statements and related disclosures.

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

The following is a description of measurement techniques for items recorded at fair value on a recurring basis. There were no material items recorded at fair value on a nonrecurring basis as of March 31, 2021 or December 31, 2020.

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

Rocket Companies, Inc.
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The table below shows a summary of financial statement items that are measured at estimated fair value on a recurring basis, including assets measured under the fair value option. There were no material transfers of assets or liabilities recorded at fair value on a recurring basis between Levels 1, 2 or 3 during the three months ended March 31, 2021 or the year ended December 31, 2020.

	Level 1	Level 2	Level 3	Total
Balance at March 31, 2021
Assets:
Mortgage loans held for sale	$—	$17,834,610	$990,834	$18,825,444
IRLCs	—	—	765,215	765,215
MSRs	—	—	4,304,762	4,304,762
MSRs collateral for financing liability (1)	—	—	233,687	233,687
Forward commitments	—	909,153	—	909,153
Total assets	$—	$18,743,763	$6,294,498	$25,038,261
Liabilities:
Forward commitments	$—	$54,412	$—	$54,412
MSRs financing liability (1)	—	—	223,756	223,756
Total liabilities	$—	$54,412	$223,756	$278,168

Balance at December 31, 2020
Assets:
Mortgage loans held for sale	$—	$22,285,440	$579,666	$22,865,106
IRLCs	—	—	1,897,194	1,897,194
MSRs	—	—	2,862,685	2,862,685
MSRs collateral for financing liability (1)	—	—	205,033	205,033
Forward commitments	—	20,584	—	20,584
Total assets	$—	$22,306,024	$5,544,578	$27,850,602
Liabilities:
Forward commitments	$—	$506,071	$—	$506,071
MSRs financing liability (1)	—	—	187,794	187,794
Total liabilities	$—	$506,071	$187,794	$693,865
(1)    Refer to Note 3, Mortgage Servicing Rights for further information regarding both the MSRs collateral for financing liability and MSRs financing liability.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
The following tables present the quantitative information about recurring Level 3 fair value financial instruments and the fair value measurements as of:

	March 31, 2021		December 31, 2020
Unobservable Input	Range	Weighted Average	Range	Weighted Average
Mortgage loans held for sale
Dealer pricing	87% - 103%	100%	89% - 105%	99%
IRLCs
Loan funding probability	0% - 100%	77%	0% - 100%	74%
MSRs, MSRs collateral for financing liability, and MSRs financing liability
Discount rate	9.5% - 12.0%	9.9%	9.5% - 12.0%	9.9%
Conditional prepayment rate	6.9% - 57.5%	10.9%	6.6% - 52.1%	15.8%
The table below presents a reconciliation of Level 3 assets measured at fair value on a recurring basis for the three months ended March 31, 2021 and 2020. Mortgage servicing rights (including MSRs collateral for financing liability and MSRs financing liability) are also classified as a Level 3 asset measured at fair value on a recurring basis and its reconciliation is found in Note 3, Mortgage Servicing Rights.

	Loans Held for Sale	IRLCs
Balance at December 31, 2020	$579,666	$1,897,194
Transfers in (1)	718,158	—
Transfers out/principal reductions (1)	(307,462)	—
Net transfers and revaluation losses	—	(1,131,979)
Total gains included in net income	472	—
Balance at March 31, 2021	$990,834	$765,215

Balance at December 31, 2019	$308,793	$508,135
Transfers in (1)	540,859	—
Transfers out/principal reductions (1)	(425,369)	—
Net transfers and revaluation gains	—	706,730
Total losses included in net income	(6,193)	—
Balance at March 31, 2020	$418,090	$1,214,865
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

Fair Value Option

The following is the estimated fair value and unpaid principal balance (“UPB”) of mortgage loans held for sale that have contractual principal amounts and for which the Company has elected the fair value option. The fair value option was elected for mortgage loans held for sale as the Company believes fair value best reflects their expected future economic performance:

	Fair Value	Principal Amount Due Upon Maturity	Difference (1)
Balance at March 31, 2021	$18,825,444	$18,534,892	$290,552
Balance at December 31, 2020	$22,865,106	$21,834,817	$1,030,289
(1)    Represents the amount of gains included in Gain on sale of loans, net due to changes in fair value of items accounted for using the fair value option.

Rocket Companies, Inc.
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

	March 31, 2021		December 31, 2020
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior Notes, due 1/15/2028	$995,528	$1,064,793	$994,986	$1,079,629
Senior Notes, due 3/1/2029	$742,197	$725,648	$741,946	$766,365
Senior Notes, due 3/1/2031	$1,236,452	$1,204,888	$1,236,114	$1,298,175
The fair value of Senior Notes was calculated using the observable bond price at March 31, 2021 and December 31, 2020, respectively. The Senior Notes are classified as Level 2 in the fair value hierarchy.

3. Mortgage Servicing Rights

Mortgage servicing rights are recognized as assets on the Condensed Consolidated Balance Sheets when loans are sold, and the associated servicing rights are retained. The Company maintains one class of MSRs asset and has elected the fair value option. These MSRs are recorded at fair value, which is determined using a valuation model that calculates the present value of estimated future net servicing fee income. The model includes estimates of prepayment speeds, discount rate, cost to service, float earnings, contractual servicing fee income, and ancillary income and late fees, among others. These estimates are supported by market and economic data collected from various outside sources.

The following table summarizes changes to the MSRs assets for the three months ended:

	Three Months Ended March 31,
	2021	2020
Fair value, beginning of period	$2,862,685	$2,874,972
MSRs originated	1,173,164	535,419
MSRs sales	(15,865)	(186,292)
Changes in fair value:
Due to changes in valuation model inputs or assumptions (1)	583,307	(805,536)
Due to collection/realization of cash flows	(298,529)	(247,925)
Total changes in fair value	284,778	(1,053,461)
Fair value, end of period	$4,304,762	$2,170,638

(1)    Reflects changes in assumptions including discount rates and prepayment speed assumptions, mostly due to changes in market interest rates. Does not include the change in fair value of derivatives that economically hedge MSRs identified for sale.

The total UPB of mortgage loans serviced, excluding subserviced loans, at March 31, 2021 and December 31, 2020 was $431,497,603 and $371,494,905, respectively. The portfolio primarily consists of high-quality performing agency and government (FHA and VA) loans. As of March 31, 2021, delinquent loans (defined as 60-plus days past-due) were 3.21% of our total portfolio. Excluding clients in forbearance plans, our delinquent loans (defined as 60-plus days past-due) were 0.72% as of March 31, 2021.

During the first quarter of 2021 and fourth quarter of 2020, the Company sold MSRs with a fair value of $4,885 and $193,739, respectively, relating to certain single-family mortgage loans. Based on the contract terms, the sale of those MSRs did not immediately qualify for sale accounting treatment under U.S. GAAP. As a result, the Company was required to retain the MSRs asset (i.e., MSRs collateral for financing liability, at fair value) and the MSRs liability (i.e., MSRs financing

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
liability, at fair value) on the balance sheet until certain contractual provisions lapse after June for the fourth quarter of 2020 sales and July 2021 for the first quarter of 2021 sales. These MSRs were reported on the balance sheet at fair value using a valuation methodology consistent with the Company’s method for valuing MSRs until those contractual provisions lapse. Furthermore, the net change in fair market value (“FMV”) of the MSRs asset and liability from these sales are captured within Loan servicing income (loss), net in the Condensed Consolidated Statements of Income and Comprehensive Income. The unrealized gain of $31,077 relating to the MSRs liability and the offsetting unrealized loss of $31,077 relating to the MSRs asset were recorded in current operations for the three months ended March 31, 2021. Additionally, the terms of the agreement require quarterly adjustments to the sales price for changes in prepayment rates at the time of sale for a period of six months. Furthermore, in the three months ended March 31, 2021, the Company also sold MSRs with a fair value of $10,982 relating to certain mortgage loans, which qualified for sale accounting treatment under U.S. GAAP.

During the third quarter of 2019, the Company sold MSRs with a fair value of $340,303 relating to certain single-family mortgage loans. Based on the contract terms, the sale of those MSRs did not immediately qualify for sale accounting treatment under U.S. GAAP. As a result, the Company was required to retain the MSRs asset and the MSRs liability on the balance sheet until certain contractual provisions lapsed after June 2020. These MSRs were reported on the balance sheet at fair value using a valuation methodology consistent with the Company’s method for valuing MSRs until those contractual provisions lapsed. Furthermore, change in FMV of the MSRs asset and liability from this sale is captured within Loan servicing income (loss), net in the Condensed Consolidated Statements of Income and Comprehensive Income. The unrealized gain of $116,150 relating to the MSRs liability and the offsetting unrealized loss of $116,150 relating to the MSRs asset were recorded in current operations for the three months ended March 31, 2020. Furthermore, in the three months ended March 31, 2020, the Company sold MSRs with a fair value of $186,292 relating to certain mortgage loans, all of which qualified for sale accounting treatment under U.S. GAAP.

The following is a summary of the weighted average discount rate and prepayment speed assumptions used to determine the fair value of MSRs as well as the expected life of the loans in the servicing portfolio:

	March 31, 2021	December 31, 2020
Discount rate	9.9%	9.9%
Prepayment speeds	10.9%	15.8%
Life (in years)	6.54	5.05

The key assumptions used to estimate the fair value of MSRs are prepayment speeds and the discount rate. Increases in prepayment speeds generally have an adverse effect on the value of MSRs as the underlying loans prepay faster. In a declining interest rate environment, the fair value of MSRs generally decreases as prepayments increase and therefore, the estimated life of the MSRs and related cash flows decrease. Decreases in prepayment speeds generally have a positive effect on the value of MSRs as the underlying loans prepay less frequently. In a rising interest rate environment, the fair value of MSRs generally increases as prepayments decrease and therefore, the estimated life of the MSRs and related cash flows increase. Increases in the discount rate result in a lower MSRs value and decreases in the discount rate result in a higher MSRs value. MSRs uncertainties are hypothetical and do not always have a direct correlation with each assumption. Changes in one assumption may result in changes to another assumption, which might magnify or counteract the uncertainties.

The following table stresses the discount rate and prepayment speeds at two different data points:

	Discount Rate		Prepayment Speeds
	100 BPS Adverse Change	200 BPS Adverse Change	10% Adverse Change	20% Adverse Change
March 31, 2021
Mortgage servicing rights	$(181,137)	$(337,856)	$(166,962)	$(315,934)
December 31, 2020
Mortgage servicing rights	$(115,130)	$(212,119)	$(147,420)	$(279,691)

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)

4. Mortgage Loans Held for Sale

The Company sells substantially all of its originated mortgage loans into the secondary market. The Company may retain the right to service some of these loans upon sale through ownership of servicing rights. A reconciliation of the changes in mortgage loans held for sale to the amounts presented on the Condensed Consolidated Statements of Cash Flows is below:

	Three Months Ended March 31,
	2021	2020
Balance at the beginning of period	$22,865,106	$13,275,735
Disbursements of mortgage loans held for sale	104,103,499	50,418,371
Proceeds from sales of mortgage loans held for sale (1)	(110,276,266)	(52,257,635)
Gain on sale of mortgage loans excluding fair value of other financial instruments, net (2)	2,133,105	1,406,913
Balance at the end of period	$18,825,444	$12,843,384

(1)    The proceeds from sales of loans held for sale on the Condensed Consolidated Statements of Cash Flows includes amounts related to the sale of consumer loans.

(2)    The Gain on sale of loans excluding fair value of MSRs, net on the Condensed Consolidated Statements of Cash Flows includes amounts related to the sale of consumer loans, interest rate lock commitments, forward commitments, and provisions for investor reserves.

Credit Risk

The Company is subject to credit risk associated with mortgage loans that it purchases and originates during the period of time prior to the sale of these loans. The Company considers credit risk and losses associated with these loans to be insignificant as it holds the loans for a short period of time, which for the three months ended March 31, 2021 is, on average, approximately 18 days from the date of borrowing, and the market for these loans continues to be highly liquid. The Company is also subject to credit risk associated with mortgage loans it has repurchased as a result of breaches of representations and warranties during the period of time between repurchase and resale.

5. Borrowings

The Company maintains various funding facilities and other non-funding debt as shown in the tables below. Interest rates typically have two main components – a base rate (most commonly LIBOR or SOFR, some have a floor) plus a spread. The commitment fee charged by lenders for each of the facilities is an annual fee and is calculated based on the committed line amount multiplied by a negotiated rate. The fee rate ranges from 0% to 0.50% among the facilities except for the Senior Notes, which have no commitment fee. The Company is required to maintain certain covenants, including minimum tangible net worth, minimum liquidity, maximum total debt or liabilities to net worth ratio, pretax net income requirements, and other customary debt covenants, as defined in the agreements. The Company was in compliance with all covenants as of March 31, 2021.

The amount owed and outstanding on the Company’s loan funding facilities fluctuates greatly based on its origination volume, the amount of time it takes the Company to sell the loans it originates, and the Company’s ability to use the cash to self-fund loans. In addition to self-funding, the Company may from time to time use surplus cash to “buy-down” the effective interest rate of certain loan funding facilities or to self-fund a portion of our loan originations. As of March 31, 2021, $3,146,623 of the Company’s cash was used to buy-down our funding facilities and self-fund, $475,000 of which are buy-down funds that are included in Cash and cash equivalents on the Condensed Consolidated Balance Sheets and an estimated $2,671,623 of which is discretionary self-funding that reduces Cash and cash equivalents on the Condensed Consolidated Balance Sheets. The Company has the right to withdraw the $475,000 at any time, unless a margin call has been made or a default has occurred under the relevant facilities. The Company has an estimated $2,671,623 of discretionary self-funded loans, of which a portion can be transferred to a warehouse line or the early buy out line, provided that such loans meet the eligibility criteria to be placed on such lines. The remaining portion will be funded in normal course over a short period of time, generally less than one month. A large unanticipated margin call could also have a material adverse effect on the

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
Company’s liquidity. Furthermore, refer to Note 3, Mortgage Servicing Rights for additional information regarding the MSRs financing liability with the MSRs sold during the fourth quarter of 2020.

The terms of the Senior Notes restrict our ability and the ability of our subsidiary guarantors among other things to: (1) incur additional debt or issue preferred stock; (2) pay dividends or make distributions in respect of capital stock; (3) purchase or redeem capital stock; (4) make investments or other restricted payments; (5) sell assets; (6) enter into transactions with affiliates; (7) effect a consolidation or merger, taken as a whole; (8) designate our subsidiaries as unrestricted subsidiaries, unless certain conditions are met, as defined in the agreements; (9) merge, consolidate or sell, transfer or lease assets, and; (10) create liens on assets. Items (1) through (9) apply to the 2028 Senior Notes. Items (9) and (10) apply to the 2029 and 2031 Senior Notes, which have investment grade covenants.

Funding Facilities

Facility Type	Collateral	Maturity	Line Amount	Committed Line Amount	Outstanding Balance March 31, 2021	Outstanding Balance December 31, 2020
MRA funding:
1) Master Repurchase Agreement (7)	Mortgage loans held for sale (6)	10/22/2021	$2,000,000	$100,000	$998,397	$999,752
2) Master Repurchase Agreement (7)	Mortgage loans held for sale (6)	12/2/2021	1,500,000	500,000	1,128,746	1,320,484
3) Master Repurchase Agreement (7)	Mortgage loans held for sale (6)	4/22/2022	2,750,000	1,000,000	904,931	2,407,156
4) Master Repurchase Agreement (1)(7)	Mortgage loans held for sale (6)	1/26/2022	2,000,000	1,700,000	1,672,731	1,953,949
5) Master Repurchase Agreement (2)(7)	Mortgage loans held for sale (6)	4/22/2021	3,000,000	500,000	2,466,830	2,004,707
6) Master Repurchase Agreement (3)(7)	Mortgage loans held for sale (6)	9/5/2022	2,000,000	1,000,000	449,622	1,780,902
7) Master Repurchase Agreement (7)	Mortgage loans held for sale (6)	9/16/2021	1,750,000	1,137,500	1,108,254	1,343,130
8) Master Repurchase Agreement (7)	Mortgage loans held for sale (6)	6/12/2021	400,000	—	150,166	219,786
9) Master Repurchase Agreement (7)	Mortgage loans held for sale (6)	9/24/2021	1,500,000	750,000	790,446	983,126
10) Master Repurchase Agreement (7)	Mortgage loans held for sale (6)	10/9/2021	500,000	—	155,601	480,544
11) Master Repurchase Agreement (7)	Mortgage loans held for sale (6)	12/17/2021	1,000,000	500,000	438,412	765,432
			18,400,000	7,187,500	10,264,136	14,258,968
Early Funding:
12) Early Funding Facility (4)(7)	Mortgage loans held for sale (6)	(4)	4,000,000	—	3,032,857	2,514,193
13) Early Funding Facility (5)(7)	Mortgage loans held for sale (6)	(5)	3,000,000	—	1,155,679	969,412
			7,000,000	—	4,188,536	3,483,605
Total			$25,400,000	$7,187,500	$14,452,672	$17,742,573
(1)    This facility has a 12-month initial term, which can be extended for 3-months at each subsequent 3-month anniversary from the initial start date. Subsequent to March 31, 2021, this facility was amended to decrease the total facility size to $1,600,000 with $1,500,000 committed and was extended to April 26, 2022.

(2)    Subsequent to March 31, 2021, this facility was renewed which extended the expiration date to April 20, 2023.

(3)    Subsequent to March 31, 2021, this facility decreased its commitment amount to $500,000.

(4)    This facility is an evergreen agreement with no stated termination or expiration date. This agreement can be terminated by either party upon written notice.

Rocket Companies, Inc.
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

(7)    The interest rates charged by lenders of the funding facilities ranged from 1.00% to 2.25%, plus the applicable base rate, for the three months ending March 31, 2021 and from 0.40% to 2.30%, plus the applicable base rate for the year ending December 31, 2020.

Other Financing Facilities

Facility Type	Collateral	Maturity	Line Amount	Committed Line Amount	Outstanding Balance March 31, 2021	Outstanding Balance December 31, 2020
Line of Credit Financing Facilities
1) Unsecured line of credit (1)	—	7/27/2025	$2,000,000	$—	$—	$—
2) Unsecured line of credit (1)	—	7/31/2025	100,000	—	—	—
3) Revolving credit facility (3)	—	8/10/2023	1,000,000	1,000,000	300,000	300,000
4) MSRs line of credit (3)	MSRs	10/22/2021	200,000	—	—	—
5) MSRs line of credit (2)(3)	MSRs	(2)	200,000	200,000	75,000	75,000
			$3,500,000	$1,200,000	$375,000	$375,000
Early Buy out Financing Facility
6) Early buy out facility (3)(4)	Loans/ Advances	3/13/2023	$2,600,000	$—	$635,712	$330,266
(1)    Refer to Note 6, Transactions with Related Parties for additional details regarding this unsecured line of credit

(2)    This MSRs facility can be drawn upon for corporate purposes and is collateralized by GSE MSRs within our servicing portfolio. This facility has a 5-year total commitment comprised of a 3-year revolving period that expires on April 30, 2022 followed by a 2-year amortization period that expires on April 30, 2024.

(3)    The interest rates charged by lenders of the other funding facilities ranged from 1.25% to 4.00%, plus the applicable base rate, for the three months ending March 31, 2021 and for the year ending December 31, 2020.

(4)    Subsequent to March 31, 2021, utilization of the early buy out facility has increased to approximately $2,000,000 due to greater eligible collateral.

Unsecured Senior Notes

Facility Type	Maturity	Interest Rate	Outstanding Balance March 31, 2021	Outstanding Balance December 31, 2020
Unsecured Senior Notes (1)	1/15/2028	5.250%	1,010,000	1,010,000
Unsecured Senior Notes (2)	3/1/2029	3.625%	750,000	750,000
Unsecured Senior Notes (3)	3/1/2031	3.875%	1,250,000	1,250,000
Total Senior Notes			$3,010,000	$3,010,000

Weighted Average Interest Rate			4.27%	4.27%

(1)    The 2028 Senior Notes are unsecured obligation notes with no asset required to pledge for this borrowing. Unamortized debt issuance costs and discounts are presented net against the Senior Notes reducing the $1,010,000

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
carrying amount on the Condensed Consolidated Balance Sheets by $7,901 and $6,572 as of March 31, 2021, respectively and $8,197 and $6,817 as of December 31, 2020, respectively.

(2)    The 2029 Senior Notes are unsecured obligation notes with no asset required to pledge for this borrowing. Unamortized debt issuance costs and discounts are presented net against the Senior Notes reducing the $750,000 carrying amount on the Condensed Consolidated Balance Sheets by $7,803 and $8,053 as of March 31, 2021 and December 31, 2020, respectively.

(3)    The 2031 Senior Notes are unsecured obligation notes with no asset required to pledge for this borrowing. Unamortized debt issuance costs and discounts are presented net against the Senior Notes reducing the $1,250,000 carrying amount on the Condensed Consolidated Balance Sheets by $13,548 and $13,887 as of March 31, 2021 and December 31, 2020, respectively.

Refer to Note 2, Fair Value Measurements for information pertaining to the fair value of the Company’s debt as of March 31, 2021 and December 31, 2020.

6. Transactions with Related Parties

The Company has entered into various transactions and agreements with RHI, its subsidiaries, certain other affiliates and related parties (collectively, “Related Parties”). These transactions include providing financing and services as well as obtaining financing and services from these Related Parties.

Financing Arrangements

On June 9, 2017, Rocket Mortgage and RHI entered into a $300,000 uncommitted and unsecured line of credit (“RHI Line of Credit”). On December 24, 2019 the Company amended the RHI Line of Credit and increased the borrowing capacity to $1,000,000, due on November 1, 2024. On July 24, 2020, the Company amended the RHI Line of Credit and increased the borrowing capacity to $2,000,000, due on July 27, 2025. Borrowings under the line of credit bear interest at a rate per annum of one month LIBOR plus 1.25%. The line of credit is uncommitted and RHI has sole discretion over advances. The RHI Line of Credit also contains negative covenants which restrict the ability of the Company to incur debt and create liens on certain assets. It also requires Rocket Mortgage to maintain a quarterly consolidated net income before taxes if adjusted tangible net worth meets certain requirements. As of March 31, 2021 and December 31, 2020, there were no outstanding amounts due to RHI pursuant to the RHI Line of Credit.

RHI and ATI are parties to a surplus debenture, effective as of December 28, 2015, and as further amended and restated on December 31, 2019 (the “RHI/ATI Debenture”), pursuant to which ATI is indebted to RHI for an aggregate principal amount of $21,500. The RHI/ATI Debenture matures on December 31, 2030. Interest under the RHI/ATI Debenture accrues at an annual rate of 8%. Principal and interest under the RHI/ATI Debenture are due and payable quarterly, in each case subject to ATI achieving a certain amount of surplus and payments of all interest before principal payments begin. Any unpaid amounts of principal and interest shall be due and payable upon the maturity of the RHI/ATI Debenture.

On July 31, 2020, Holdings and RHI entered into an agreement for an uncommitted, unsecured revolving line of credit ("RHI 2nd Line of Credit’’), which will provide for financing from RHI to the Company of up to $100,000. The line of credit will mature on July 31, 2025. Borrowings under the line of credit will bear interest at a rate per annum of one month LIBOR plus 1.25%. The negative covenants of the line of credit restrict the ability of the Company to incur debt and create liens on certain assets. The line of credit also contains customary events of default. As of March 31, 2021 and December 31, 2020 there were no amounts outstanding pursuant to the RHI 2nd line of credit.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
The amounts receivable from and payable to Related Parties consisted of the following as of:

	March 31, 2021		December 31, 2020
	Principal	Interest Rate	Principal	Interest Rate
Included in Notes receivable and due from affiliates on the Condensed Consolidated Balance Sheets
Affiliated receivables and other notes	$11,901	—%	$22,172	—%

Included in Notes payable and due to affiliates on the Condensed Consolidated Balance Sheets
RHI/ATI Debenture	$21,500	8.00%	$21,500	8.00%
Affiliated payables	52,269	—%	52,396	—%
Notes payable and due to affiliates	$73,769		$73,896

Services, Products and Other Transactions

We have entered into transactions and agreements to provide certain services to RHI, its subsidiaries and certain other affiliates of our majority shareholder. We recognized revenue of $3,729 and $3,100 for the three months ended March 31, 2021 and 2020 respectively, for the performance of these services, which was included in Other income. Related Party receivables were $11,901 and $22,172 as of March 31, 2021 and December 31, 2020, respectively. We have also entered into transactions and agreements to purchase certain services, products and other transactions from certain subsidiaries of RHI and affiliates of our majority shareholder. We incurred expenses of $16,257 and $10,872 for the three months ended March 31, 2021 and 2020 respectively, for these products, services and other transactions, which are included in General and administrative expenses. We also incurred expenses of $5,672 and $5,011 for the three months ended March 31, 2021 and 2020, respectively, for parking spaces we rent from related parties, or an agent of the related party, which are included in General and administrative expenses. Related party payables, which is recorded in Notes payable and due to affiliates, were $52,269 and $52,396 as of March 31, 2021 and December 31, 2020, respectively.

The Company has also entered into a Tax Receivable Agreement with RHI and Dan Gilbert, our founder and Chairman (our "Chairman") as described further in Note 8, Income Taxes.

Cleveland Cavaliers Naming Rights Contract

The Company incurred marketing and advertising costs related to the naming rights for Rocket Mortgage Field House and other promotional sponsorships, which are related parties. For the three months ended March 31, 2021 and 2020, the Company incurred expenses of $2,335 and $2,323, respectively, related to these arrangements.

Lease Transactions with Related Parties

The Company is a party to lease agreements for certain offices, including our headquarters in Detroit, with various affiliates of Bedrock Management Services LLC (“Bedrock”), a related party, and other related parties of the Company. For the three months ended March 31, 2021 and 2020 we incurred expenses totaling $17,629 and $16,397, respectively, for these properties.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
7. Other Assets
Other assets consist of the following:

	March 31, 2021	December 31, 2020
Mortgage production related receivables	$303,246	$307,282
Disbursement funds advances	128,468	80,877
Prepaid expenses	86,614	98,529
Goodwill and other intangible assets	46,498	47,230
Non-production-related receivables	38,259	76,595
Ginnie Mae buyouts	32,124	40,681
Other real estate owned	1,184	1,131
Margin call receivable from counterparty	—	247,604
Other	66,984	41,548
Total Other assets	$703,377	$941,477

8. Income Taxes

The Company has income tax expense of $65,832 on income before income taxes and non-controlling interest of $2,843,170 for the three months ended March 31, 2021. The Company has income tax expense of $1,232 on income before income taxes and non-controlling interest of $100,279 for the three months ended March 31, 2020.

The Company’s income tax expense varies from the expense that would be expected based on statutory rates due principally to its organizational structure. Prior to the IPO in 2020, the Company was owned by RHI which has elected S corporation status. When owned by RHI, Quicken Loans, Amrock and several other wholly owned corporations had elected to be treated as qualified subchapter S subsidiaries. The shareholders of RHI, as shareholders of an S corporation, are responsible for the federal income tax liabilities. A provision for state income taxes is required for certain jurisdictions that tax S corporations and their qualified Subchapter S subsidiaries and for states where the Company is taxed as a C Corporation.

During 2020, in a series of transactions occurring along with the IPO, subsidiaries of the Company were contributed to Holdings by RHI. Several of these subsidiaries, such as Quicken Loans, Amrock and other subsidiaries, are no longer qualified Subchapter S corporations and are single member LLC entities owned by Holdings. As single member LLCs of Holdings, all taxable income or loss generated by these subsidiaries will pass through and be included in the income or loss of Holdings. Other contributed subsidiaries of Holdings, such as Amrock Title Insurance Co., LMB Mortgage Services and others, are treated as C Corporations and will separately file and pay taxes apart from Holdings in various jurisdictions including U.S. federal, state, local and Canada.

As part of the IPO, Rocket Companies acquired a portion of the units of Holdings, which is treated as a partnership for U.S. federal tax purposes and in most applicable jurisdictions for state and local income tax purposes. The remaining portion of Holdings is owned by RHI and our Chairman ("LLC Members"). As a partnership, Holdings is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by Holdings after Rocket Companies acquisition of its portion of Holdings is passed through and included in the taxable income or loss of its members, including Rocket Companies, in accordance with the terms of the operating agreement of Holdings (the "Holdings Operating Agreement"). Rocket Companies is a C Corporation and is subject to U.S. federal, state, and local income taxes with respect to its allocable share of any taxable income of Holdings.

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

Rocket Companies, Inc.
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

Effective on March 31, 2021, the Company and RHI exchanged 20,200,000 shares of Class A common stock for the equivalent number of Paired Interests (in this instance, Holdings Units together with a corresponding number of shares of Class D common stock) which resulted in an increase in the tax basis of assets of Holdings and would be subject to the provisions of the Tax Receivable Agreement. The Company recorded an increase in its deferred tax asset on investment in partnership of $123,587, an increase in the valuation allowance of $3,146, and an increase in the Tax receivable agreement liability of $119,456 with the net offsetting amount of $985 recorded to Additional Paid-in Capital in the Increase in controlling interest of investment, net of income taxes and Tax receivable agreement liability in the Condensed Consolidated Statements of Changes in Equity.

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
For the three months ended March 31, 2021, Holdings paid tax distributions totaling $200,150 to holders of Holdings Units other than Rocket Companies, and tax distributions of $861,299 were made subsequent to March 31, 2021.
9. Derivative Financial Instruments
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

Rocket Companies, Inc.
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

MSRs assets (including the MSRs value associated with outstanding IRLCs) that the Company plans to sell expose the Company to the risk that the value of the MSRs asset may decline due to decreases in mortgage interest rates prior to the sale of these assets. To protect against this risk, the Company uses forward loan purchase commitments to economically hedge the risk of potential changes in the value of MSRs assets that have been identified for sale. These derivative instruments are recorded at fair value. The Company expects that the changes in fair value of these derivative financial instruments will either fully or partially offset the changes in fair value of the MSRs assets the Company intends to sell. The changes in fair value of these derivatives are recorded in the change in fair value of MSRs, net.

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

Net hedging gains and losses were as follows:

	Three Months Ended March 31,
	2021	2020
Hedging gains (losses) (1)	$1,642,280	$(996,984)

(1)    Includes the change in fair value related to derivatives economically hedging MSRs identified for sale.

Refer to Note 2, Fair Value Measurements, for additional information on the fair value of derivative financial instruments.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
Notional and Fair Value
The notional and fair values of derivative financial instruments not designated as hedging instruments were as follows:

	Notional Value	Derivative Asset	Derivative Liability
Balance at March 31, 2021:
IRLCs, net of loan funding probability (1)	$31,909,968	$765,215	$—
Forward commitments (2)	$42,203,886	$909,153	$54,412

Balance at December 31, 2020:
IRLCs, net of loan funding probability (1)	$40,560,544	$1,897,194	$—
Forward commitments (2)	$59,041,900	$20,584	$506,071
(1)    IRLCs are also discussed in Note 10, Commitments, Contingencies, and Guarantees.

(2)    Includes the fair value and net notional value related to derivatives economically hedging MSRs identified for sale.

Counterparty agreements for forward commitments contain master netting agreements. The table below presents the gross amounts of recognized assets and liabilities subject to master netting agreements. The Company had zero and $247,604 of cash pledged to counterparties related to these forward commitments at March 31, 2021 and December 31, 2020, respectively, classified in Other assets in the Condensed Consolidated Balance Sheets. As of March 31, 2021 and December 31, 2020, the Company had $659,339 and zero, respectively, of cash pledged from counterparties related to these forward commitments. Margins received by the Company are classified in Other liabilities in the Condensed Consolidated Balance Sheets.

	Gross Amount of Recognized Assets or Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Presented in the Condensed Consolidated Balance Sheets
Offsetting of Derivative Assets
Balance at March 31, 2021:
Forward commitments	$1,359,887	$(450,734)	$909,153
Balance at December 31, 2020:
Forward commitments	$35,746	$(15,162)	$20,584

Offsetting of Derivative Liabilities
Balance at March 31, 2021:
Forward commitments	$(81,311)	$26,899	$(54,412)
Balance at December 31, 2020:
Forward commitments	$(715,671)	$209,600	$(506,071)
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

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
Certain counterparties have master netting agreements. The master netting agreements contain a legal right to offset amounts due to and from the same counterparty. Derivative assets in the Condensed Consolidated Balance Sheets represent derivative contracts in a gain position, net of loss positions with the same counterparty and, therefore, also represent the Company’s maximum counterparty credit risk. The Company incurred no credit losses due to nonperformance of any of its counterparties during the three months ended March 31, 2021 and 2020.
10. Commitments, Contingencies, and Guarantees
Interest Rate Lock Commitments
IRLCs are agreements to lend to a client as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company evaluates each client’s creditworthiness on a case-by-case basis.
The number of days from the date of the IRLC to expiration of fixed and variable rate lock commitments outstanding at March 31, 2021 and December 31, 2020 was approximately 43 days on average.
The UPB of IRLCs was as follows:

	March 31, 2021		December 31, 2020
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
IRLCs	$39,337,177	$2,306,869	$53,736,717	$1,065,936

Commitments to Sell Mortgage Loans

In the ordinary course of business, the Company enters into contracts to sell existing mortgage loans held for sale into the secondary market at specified future dates. The amount of commitments to sell existing loans at March 31, 2021 and December 31, 2020 was $6,286,655 and $3,139,816, respectively.

Commitments to Sell Loans with Servicing Released
In the ordinary course of business, the Company enters into contracts to sell the MSRs of certain newly originated loans on a servicing released basis. In the event that a forward commitment is not filled and there has been an unfavorable market shift from the date of commitment to the date of settlement, the Company is contractually obligated to pay a pair-off fee on the undelivered balance. There were $819,380 and $280,502 of loans committed to be sold servicing released at March 31, 2021 and December 31, 2020, respectively.
Investor Reserves
The following presents the activity in the investor reserves:

	Three Months Ended March 31,
	2021	2020
Balance at beginning of period	$87,191	$54,387
Provision for investor reserves	5,347	1,577
Premium recapture and indemnification losses paid	1,399	(297)
Balance at end of period	$93,937	$55,667

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

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
Property Taxes, Insurance, and Principal and Interest Payable
As a service to its clients, the Company administers escrow deposits representing undisbursed amounts received for payment of property taxes, insurance and principal, and interest on mortgage loans held for sale. Cash held by the Company for property taxes and insurance was $4,097,902 and $3,551,400, and for principal and interest was $11,791,564 and $13,065,549 at March 31, 2021 and December 31, 2020, respectively. These amounts are not considered assets of the Company and, therefore, are excluded from the Condensed Consolidated Balance Sheets. The Company remains contingently liable for the disposition of these deposits.
Guarantees
As of March 31, 2021 and December 31, 2020, the Company guaranteed the debt of a related party totaling $15,000, consisting of three separate guarantees of $5,000 each. As of March 31, 2021 and December 31, 2020, the Company did not record a liability on the Condensed Consolidated Balance Sheets for these guarantees because it was not probable that the Company would be required to make payments under these guarantees.
Trademark License
The Company has a perpetual trademark license agreement with a third-party entity. This agreement requires annual payments by the Company based upon the income from the sale of loans generated under the Quicken Loans brand. Total licensing fees incurred and paid were $625 and $1,875 for the three months ended March 31, 2021 and 2020, respectively, which is classified in other expenses in the Condensed Consolidated Statements of Income and Comprehensive Income. The Company has entered into an agreement with Intuit that, among other things, gives the Company full ownership of the “Quicken Loans” brand in 2022 in exchange for certain agreements, subject to the satisfaction of certain conditions. We have fulfilled our payment obligations pertaining to the licensing agreement with Intuit in 2021 and no further expenses are expected.
Tax Receivable Agreement

As indicated in Note 8, Income Taxes, the Company is party to a Tax Receivable Agreement.

Legal
Rocket Companies, among other things, engages in mortgage lending, title and settlement services, and other financial technology services. Rocket Companies and its subsidiaries operate in highly regulated industries and are routinely subject to various legal and administrative proceedings concerning matters that arise in the normal and ordinary course of business, including inquiries, complaints, subpoenas, audits, examinations, investigations and potential enforcement actions from regulatory agencies and state attorney generals; state and federal lawsuits and putative class actions; and other litigation. Periodically, we assess our potential liabilities and contingencies in connection with outstanding legal and administrative proceedings utilizing the latest information available. While it is not possible to predict the outcome of any of these matters, based on our assessment of the facts and circumstances, we do not believe any of these matters, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations or cash flows. However, actual outcomes may differ from those expected and could have a material effect on our financial position, results of operations, or cash flows in a future period. Rocket Companies accrues for losses when they are probable to occur and such losses are reasonably estimable. Legal costs are expensed as they are incurred.
As of March 31, 2021 and December 31, 2020, we recorded reserves related to potential damages in connection with any legal proceedings of $15,000 and zero, respectively. The ultimate outcome of these or other actions or proceedings, including any monetary awards against us, is uncertain and there can be no assurance as to the amount of any such potential awards. Rocket Companies will incur defense costs and other expenses in connection with the lawsuits. Plus, if a judgment for money that exceeds specified thresholds is rendered against us and we fail to timely pay, discharge, bond or obtain a stay of execution of such judgment, it is possible that we could be deemed in default of loan funding facilities and other agreements governing indebtedness. If the final resolution of any such litigation is unfavorable in one or more of these actions, it could have a material adverse effect on our business, liquidity, financial condition, cash flows and results of operations.

Rocket Companies, Inc.
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

The most restrictive of the minimum net worth and capital requirements require the Company to maintain a minimum adjusted net worth balance of $2,005,065 and $2,175,968 as of March 31, 2021 and December 31, 2020, respectively. As of March 31, 2021 and December 31, 2020, the Company was in compliance with this requirement.

Rocket Companies, Inc.
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

Direct to Consumer

In the Direct to Consumer segment, clients have the ability to interact with Rocket Mortgage online and/or with the Company’s mortgage bankers. The Company markets to potential clients in this segment through various brand campaigns and performance marketing channels. The Direct to Consumer segment derives revenue from originating, closing, selling and servicing predominantly agency-conforming loans, which are pooled and sold to the secondary market. The segment also includes title insurance, appraisals and settlement services complementing the Company’s end-to-end mortgage origination experience. Servicing activities are fully allocated to the Direct to Consumer segment and are viewed as an extension of the client experience. Servicing enables Rocket Mortgage to establish and maintain long term relationships with our clients, through multiple touchpoints at regular engagement intervals.

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

Other Information About Our Segments

The Company measures the performance of the segments primarily on a contribution margin basis. The accounting policies applied by our segments are the same as those described in Note 1, Business, Basis of Presentation and Accounting Policies and the decrease in MSRs due to valuation assumptions is consistent with the changes described in Note 3, Mortgage Servicing Rights. Directly attributable expenses include Salaries, commissions and team member benefits, General and administrative expenses and Other expenses, such as servicing costs and origination costs.

The Company does not allocate assets to its reportable segments as they are not included in the review performed by the CODM for purposes of assessing segment performance and allocating resources. The balance sheet is managed on a consolidated basis and is not used in the context of segment reporting.

Rocket Companies, Inc.
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

Key operating data for our business segments for the three months ended:

Three Months Ended March 31, 2021	Direct to Consumer	Partner Network	Segments Total	All Other	Total
Revenues
Gain on sale	$2,863,600	$684,428	$3,548,028	$4,414	$3,552,442
Interest income	58,668	36,061	94,729	516	95,245
Interest expense on funding facilities	(42,006)	(25,818)	(67,824)	(20)	(67,844)
Servicing fee income	291,652	—	291,652	709	292,361
Changes in fair value of MSRs	245,921	—	245,921	—	245,921
Other income	304,912	27,778	332,690	133,422	466,112
Total U.S. GAAP Revenue, net	3,722,747	722,449	4,445,196	139,041	4,584,237
Less: Increase in MSRs due to valuation assumptions	(544,450)	—	(544,450)	—	(544,450)
Adjusted revenue	3,178,297	722,449	3,900,746	139,041	4,039,787
Directly attributable expenses	1,018,495	179,777	1,198,272	65,067	1,263,339
Contribution margin	$2,159,802	$542,672	$2,702,474	$73,974	$2,776,448

Three Months Ended March 31, 2020	Direct to Consumer	Partner Network	Segments Total	All Other	Total
Revenues
Gain on sale	$1,610,832	$203,447	$1,814,279	$7,830	$1,822,109
Interest income	47,311	25,571	72,882	1,160	74,042
Interest expense on funding facilities	(25,385)	(13,720)	(39,105)	(354)	(39,459)
Servicing fee income	255,990	—	255,990	1,103	257,093
Changes in fair value of MSRs	(991,252)	—	(991,252)	—	(991,252)
Other income	145,023	19,609	164,632	79,144	243,776
Total U.S. GAAP Revenue, net	1,042,519	234,907	1,277,426	88,883	1,366,309
Plus: Decrease in MSRs due to valuation assumptions	743,327	—	743,327	—	743,327
Adjusted revenue	1,785,846	234,907	2,020,753	88,883	2,109,636
Directly attributable expenses	780,620	91,944	872,564	45,499	918,063
Contribution margin	$1,005,226	$142,963	$1,148,189	$43,384	$1,191,573

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
The following table represents a reconciliation of segment contribution margin to consolidated U.S. GAAP income before taxes for the three months ended:

	Three Months Ended March 31,
	2021	2020
Contribution margin, excluding change in MSRs due to valuation assumptions	$2,776,448	$1,191,573
(Decrease) increase in MSRs due to valuation assumptions	544,450	(743,327)
Contribution margin, including change in MSRs due to valuation assumptions	3,320,898	448,246
Less expenses not allocated to segments:
Salaries, commissions and team member benefits	230,094	198,850
General and administrative expenses	194,494	94,597
Depreciation and amortization	15,304	16,115
Interest and amortization expense on non-funding debt	35,571	33,107
Other expenses	2,265	5,298
Income before income taxes	$2,843,170	$100,279

13. Variable Interest Entities

Rocket Companies, Inc. is the sole managing member of Holdings with 100% of the management and voting power in Holdings. In its capacity as managing member, Rocket Companies, Inc. has the sole authority to make decisions on behalf of Holdings and bind Holdings to signed agreements. Further, Holdings maintains separate capital accounts for its investors as a mechanism for tracking earnings and subsequent distribution rights. Accordingly, management concluded that Holdings is a limited partnership or similar legal entity as contemplated in ASC 810, Consolidation.

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

Rocket Companies, Inc.’s financial position, performance and cash flows effectively represent those of Holdings and its subsidiaries as of and for the period ended March 31, 2021. Prior to the reorganization and IPO, Rocket Companies, Inc. was not impacted by Holdings.

14. Non-controlling Interests

The non-controlling interest balance represents the economic interest in Holdings held by our Chairman and RHI. The following table summarizes the ownership of Holdings Units in Holdings as of March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
	Holdings Units	Ownership Percentage	Holdings Units	Ownership Percentage
Rocket Companies, Inc.'s ownership of Holdings Units	135,574,865	6.83%	115,372,565	5.81%
Holdings Units held by our Chairman	1,101,822	0.06%	1,101,822	0.06%
Holdings Units held by RHI	1,847,777,661	93.11%	1,867,977,661	94.13%
Balance at end of period	1,984,454,348	100.00%	1,984,452,048	100.00%

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
The non-controlling interest holders have the right to exchange Holdings Units, together with a corresponding number of shares of our Class D common stock or Class C common stock (together referred to as “Paired Interests”), for, at our option, (i) shares of our Class B common stock or Class A common stock or (ii) cash from a substantially concurrent public offering or private sale (based on the price of our Class A common stock). As such, future exchanges of Paired Interests by non-controlling interest holders will result in a change in ownership and reduce or increase the amount recorded as non-controlling interest and increase or decrease additional paid-in-capital when Holdings has positive or negative net assets, respectively. As of March 31, 2021, our Chairman has not exchanged any Paired Interests. As of December 31, 2020, neither our Chairman or RHI had exchanged any Paired Interests.

Effective on March 31, 2021, the Company and RHI exchanged 20,200,000 shares of Class A common stock for the equivalent number of Paired Interests (in this instance, Holdings Units together with a corresponding number of shares of Class D common stock). This transaction resulted in an increase of Rocket Companies' controlling interest and a corresponding decrease of non-controlling interest of approximately 1%.

15. Share-based Compensation

The Company grants various types of share-based awards, both equity and cash awards, to various team members and directors of the Company and its affiliates. Included in share-based compensation expense for the Company are RKT and RHI denominated awards. Share-based compensation expense is included in Salaries, commissions and team member benefits on the Condensed Consolidated Statements of Income and Comprehensive Income. In connection with the IPO, equity-based awards were issued under the Rocket Companies, Inc. 2020 Omnibus Incentive Plan including restricted stock units and stock options to purchase shares of our Class A common stock at an exercise price equal to the price to the public in the initial public offering. Share-based compensation expense is recognized on a straight-line basis over the requisite service period based on the fair value of the award on the date of grant.

Team Member Stock Purchase Plan

The Team Member Stock Purchase Plan ("TMSPP") was initiated in December 2020, with the first offering period beginning in January 2021. Under the TMSPP, the Company is authorized to issue up to 10,526,316 shares of its common stock to qualifying team members. Eligible team members may direct the Company, during each three-month option period, to withhold up to 15% of their gross pay, the proceeds from which are used to purchase shares of common stock at a price equal to 85% of the closing market price on the exercise date. Under ASC 718, the TMSPP is a liability classified compensatory plan and the Company recognizes compensation expense over the offering period based on the fair value of the purchase discount. There were no shares purchased for the three months ended March 31, 2021 under the TMSPP.

Share-based Compensation Expense

A summary of share-based compensation expense recognized during the three months ended March 31, 2021 and March 31, 2020 related to RKT-denominated awards is as follows:

	Three Months Ended March 31,
	2021	2020
RKT restricted stock units	$27,601	$—
RKT stock options	10,035	—
RKT Team Member Stock Purchase Plan	2,923	—
RKT denominated share-based compensation expense	$40,559	$—

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
A summary of share-based compensation expense recognized during the three months ended March 31, 2021 and March 31, 2020 related to RHI-denominated awards is as follows:

	Three Months Ended March 31,
	2021	2020
RHI restricted stock units	$1,372	$28,978
RHI stock options	—	32
RHI cash settled awards	—	12,678
RHI denominated share-based compensation expense	$1,372	$41,688

Including subsidiary share-based compensation plans, total share-based compensation expense for the three months ended March 31, 2021 and 2020, was $41,983 and $41,737, respectively.

16. Earnings Per Share

The Company applies the two-class method for calculating and presenting earnings per share by separately presenting earnings per share for Class A common stock and Class B common stock. In applying the two-class method, the Company allocates undistributed earnings equally on a per share basis between Class A and Class B common stock. According to the Company’s certificate of incorporation, the holders of the Class A and Class B common stock are entitled to participate in earnings equally on a per-share basis, as if all shares of common stock were of a single class, and in such dividends as may be declared by the board of directors. Holders of the Class A and Class B common stock also have equal priority in liquidation. Shares of Class C and Class D common stock do not participate in earnings of Rocket Companies, Inc. As a result, the shares of Class C and Class D common stock are not considered participating securities and are not included in the weighted-average shares outstanding for purposes of earnings per share. Restricted stock units awarded as part of the Company’s compensation program are included in the weighted-average Class A shares outstanding in the calculation of basic EPS once the units are fully vested.

Basic earnings per share of Class A common stock is computed by dividing Net income attributable to Rocket Companies by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted earnings per share of Class A common stock is computed by dividing Net income attributable to Rocket Companies by the weighted-average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive securities. There was no Class B common stock outstanding as of March 31, 2021. See Note 14, Non-controlling Interests for a description of Paired Interests.

Prior to the IPO, Holdings membership structure included equity interests held by RHI. The Company analyzed the calculation of earnings per unit for periods prior to the IPO and determined that it resulted in values that would not be meaningful to the users of these condensed consolidated financial statements. Therefore, earnings per share information has not been presented for the three months ended March 31, 2020.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)

The following table sets for the calculation of the basic and diluted earnings per share for the period:

Three Months Ended March 31,
2021
Net income	$2,777,338
Net income attributable to non-controlling interest	(2,653,636)
Net income attributable to Rocket Companies	123,702
Add: Reallocation of Net income attributable to vested, undelivered stock awards	80
Net income attributable to common shareholders	$123,782

Numerator:
Net income attributable to Class A common shareholders - basic	$123,782
Add: Reallocation of net income attributable to dilutive impact of share-based compensation awards (1)	6,349
Net income attributable to Class A common shareholders - diluted	$130,131
Denominator:
Weighted average shares of Class A common stock outstanding - basic	115,673,524
Add: Dilutive impact of share-based compensation awards (2)	6,338,392
Weighted average shares of Class A common stock outstanding - diluted	122,011,916

Earnings per share of Class A common stock outstanding - basic	$1.07
Earnings per share of Class A common stock outstanding - diluted	$1.07

(1) Reallocation of net income attributable to dilutive impact of share-based compensation awards comprised of $5,889 related to restricted stock units, $422 related to stock options and $38 related to TMSPP.

(2) Dilutive impact of share-based compensation awards comprised of 5,879,491 related to restricted stock units, 421,267 related to stock options and 37,634 related to TMSPP.

For the period from January 1, 2021 to March 31, 2021, 1,868,855,039 Holdings Units, each weighted for the portion of the period for which they were outstanding, together with a corresponding number of shares of our Class D common stock, were exchangeable, at our option, for shares of our Class A common stock. After evaluating the potential dilutive effect under the if-converted method, the outstanding Holdings Units for the assumed exchange of non-controlling interests were determined to be anti-dilutive and thus were excluded from the computation of diluted earnings per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by reference to, our unaudited condensed consolidated financial statements and the related notes and other information included elsewhere in this Quarterly Report on Form 10-Q (the “Form 10-Q”) and our audited consolidated financial statements included in our Annual Report on Form 10-K (the "Form 10-K") filed with the Securities and Exchange Commission (the “SEC”). This discussion and analysis contains forward-looking statements that involve risks and uncertainties which could cause our actual results to differ materially from those anticipated in these forward-looking statements, including, but not limited to, risks and uncertainties discussed under the heading “Special Note Regarding Forward-Looking Statements,” and in Part II. Item 1A. “Risk Factors” and elsewhere in this Form 10-Q and in our Form 10-K.

Special Note Regarding Forward-Looking Statements

This Form 10-Q contains forward-looking statements, which involve risks and uncertainties. These forward-looking statements are generally identified by the use of forward-looking terminology, including the terms “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would” and, in each case, their negative or other various or comparable terminology. All statements other than statements of historical facts contained in this Form 10-Q, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth are forward-looking statements. As you read this Form 10-Q, you should understand that these statements are not guarantees of performance or results. They involve known and unknown risks, uncertainties and assumptions, including those described under the heading “Risk Factors” in this Form 10-Q. Although we believe that these forward-looking statements are based upon reasonable assumptions, you should be aware that many factors, including those described under the heading “Risk Factors” in this Form 10-Q, could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements.

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
Recent Developments
Business Update in Response to COVID-19 Impact

As of March 31, 2021, 70,253 clients, or 3.0% of the total serviced portfolio, have entered into a forbearance plan related to COVID-19. Since quarter end, we’ve seen positive developments in the number of clients entering into forbearance and as of April 30, 2021, the total number of clients in a forbearance plan related to COVID-19 was 64,000 or 2.8% of the portfolio.
Three months ended March 31, 2021 summary
For the three months ended March 31, 2021, we originated $103.5 billion in residential mortgage loans, which was a $51.8 billion, or 100.2%, increase from the three months ended March 31, 2020. Our Net income was $2.8 billion for the three months ended March 31, 2021, compared to Net income of $99.0 million for the three months ended March 31, 2020. We generated $2.4 billion of Adjusted EBITDA for the three months ended March 31, 2021, which was an increase of $1.5 billion, or 161.1%, compared to $921.9 million for the three months ended March 31, 2020. For more information on Adjusted EBITDA, please see “Non-GAAP Financial Measures” below.

The increase in Net income was primarily driven by an increase of $1.7 billion, or 95.0% in Gain on sale of loans, net which was driven primarily by the increase in origination volume in the three months ended March 31, 2021 noted above. Loan servicing income (loss), net increased $1.3 billion, or 173.3%, which was primarily due to the increase in the change in fair value of MSRs. Other income also increased $0.2 billion, or 91.2%, due primarily to revenue generated from Amrock's title insurance services, property valuation and settlement services. These increases were partially offset by increased expenses associated with higher production levels in the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. The increase in production led to an increase in Salaries, commissions and team member benefits of $158.6 million, or 23.2%, primarily due to variable compensation and an increase in team members in production roles to support our continued growth. General and administrative expenses also increased by $97.3 million, or 50.2%, during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 driven primarily by higher loan processing expenses due to increased production. Other expenses increased by $178.4 million, or 128.8%, in the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 driven by expenses incurred to support the higher level of title insurance services, property valuation and settlement services due to the increased origination volumes noted above. Other expenses also increased due to an increase in payoff interest expense that resulted from an increase in the volume of loans paid in full prior to their scheduled maturity from our servicing portfolio and due to expenses incurred in connection with the sale of MSRs in the three months ended March 31, 2021. When individual loans are paid off, we are required to remit interest for an entire month regardless of the date of payoff; however, clients are only responsible for interest accrued up to the date of payoff. The difference between the interest we are required to remit to investors and the interest we collect from the client as a result of an early payoff is referred to as “payoff interest”.

As of March 31, 2021, our servicing portfolio, including loans subserviced for others, included approximately $467.0 billion of UPB and 2.3 million client loans. The portfolio primarily consists of high quality performing GSE and government (FHA and VA) loans. As of March 31, 2021, we had 70,253 clients on forbearance plans, which represents approximately 3.0% of our total client serviced loans portfolio. Our delinquent loans (defined as 60-plus days past-due) were 3.21% of our total portfolio. Excluding clients in forbearance plans, our delinquent loans (defined as 60-plus days past-due) were 0.72% as of March 31, 2021. We monitor the MSR portfolio on a regular basis seeking to optimize our portfolio by evaluating the risk and return profile of the portfolio. As part of these efforts we sold the servicing on approximately 5,000 loans with $1.8 billion in UPB during the three months ended March 31, 2021. These sales were more than offset by new loans that were added to the MSR portfolio organically during the period.

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

In first quarter of 2021, we revised our definition of Adjusted Net income and Adjusted EBITDA to exclude a litigation accrual that does not directly affect what we consider to be our core operating performance. Excluding this cost did not impact Adjusted Net income or Adjusted EBITDA for the comparative periods presented. From time to time in the future, we may exclude other items if we believe that doing so is consistent with the goal of providing useful information to investors.

We define “Adjusted Revenue” as total revenues net of the change in fair value of mortgage servicing rights (“MSRs”) due to valuation assumptions. We define “Adjusted Net Income” as tax-effected earnings before share-based compensation expense, the change in fair value of MSRs due to valuation assumptions, and a litigation accrual, and the tax effects of those adjustments. We define “Adjusted Diluted EPS” as Adjusted Net Income divided by the diluted weighted average number of Class A common stock outstanding for the applicable period, which assumes the pro forma exchange and conversion of all outstanding Class D common stock for Class A common stock. We define “Adjusted EBITDA” as earnings before interest and amortization expense on non-funding debt, income tax, and depreciation and amortization, net of the change in fair value of MSRs due to valuation assumptions (net of hedges), share-based compensation expense, and a litigation accrual. We exclude from each of these non-GAAP revenues the change in fair value of MSRs due to valuation assumptions (net of hedges) as this represents a non-cash non-realized adjustment to our total revenues, reflecting changes in assumptions including discount rates and prepayment speed assumptions, mostly due to changes in market interest rates, which is not indicative of our performance or results of operation. Adjusted EBITDA includes interest expense on funding facilities, which are recorded as a component of “Interest income, net”, as these expenses are a direct cost driven by loan origination volume. By contrast, interest and amortization expense on non-funding debt is a function of our capital structure and is therefore excluded from Adjusted EBITDA.

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

(c)    although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced or require improvements in the future, and Adjusted Revenue, Adjusted Net Income and Adjusted EBITDA do not reflect any cash requirement for such replacements or improvements; and

(d)    they are not adjusted for all non-cash income or expense items that are reflected in our Condensed Consolidated Statements of Cash Flows.

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

Reconciliation of Adjusted Revenue to Total Revenue, net

	Three Months Ended March 31,
($ in thousands)	2021	2020
Total Revenue, net	$4,584,237	$1,366,309
Change in fair value of MSRs due to valuation assumptions (net of hedges) (1)	(544,450)	743,327
Adjusted Revenue	$4,039,787	$2,109,636

(1)    Reflects changes in assumptions including discount rates and prepayment speed assumptions, mostly due to changes in market interest rates.

Reconciliation of Adjusted Net Income to Net Income Attributable to Rocket Companies

	Three Months Ended March 31,
($ in thousands)	2021	2020
Net income attributable to Rocket Companies	$123,702	$—
Net income impact from pro forma conversion of Class D common shares to Class A common shares (1)	2,654,086	99,487
Adjustment to the provision for income tax (2)	(641,376)	(23,767)
Tax-effected net income (2)	$2,136,412	$75,720
Non-cash share-based compensation expense	42,072	29,058
Change in fair value of MSRs due to valuation assumptions (net of hedges) (3)	(544,450)	743,327
Litigation accrual (4)	15,000	—
Tax impact of adjustments (5)	121,211	(191,707)
Other tax adjustments (6)	749	—
Adjusted Net Income	$1,770,994	$656,398

(1)    Reflects net income to Class A common stock from pro forma exchange and conversion of corresponding shares of our Class D common shares held by non-controlling interest holders as of March 31, 2021 and 2020.

(2)    Rocket Companies will be subject to U.S. Federal income taxes, in addition to state, local and Canadian taxes with respect to its allocable share of any net taxable income of Holdings. The adjustment to the provision for income tax reflects the effective tax rates below, assuming the Issuer owns 100% of the non-voting common interest units of Holdings.

	March 31,
	2021	2020
Statutory U.S. Federal Income Tax Rate	21.00%	21.00%
Canadian taxes	0.01%	0.01%
State and Local Income Taxes (net of federal benefit)	3.86%	3.81%
Effective Income Tax Rate for Adjusted Net Income	24.87%	24.82%

(3)    Reflects changes in assumptions including discount rates and prepayment speed assumptions, mostly due to changes in market interest rates.

(4)     Reflects legal accrual related to a specific legal matter.

(5)    Tax impact of adjustments gives effect to the income tax related to non-cash share-based compensation expense, change in fair value of MSRs due to valuation assumptions, and litigation accrual at the above described effective tax rates for each period.

(6)    Represents tax benefits due to the amortization of intangible assets and other tax attributes resulting from the purchase of Holdings units, net of payment obligations under Tax Receivable Agreement.

Reconciliation of Adjusted Diluted Weighted Average Shares Outstanding to Diluted Weighted Average Shares Outstanding

	Three Months Ended March 31,
($ in thousands, except shares and per share)	2021	2020
Diluted weighted average Class A Common shares outstanding	122,011,916	N/A
Assumed pro forma conversion of Class D shares (1)	1,868,855,039	N/A
Adjusted diluted weighted average shares outstanding	1,990,866,955	N/A

Adjusted Net Income	$1,770,994	N/A(2)
Adjusted Diluted EPS	$0.89	N/A(2)

(1)    Reflects the pro forma exchange and conversion of non-dilutive Class D common stock to Class A common stock.

(2)    This non-GAAP measure is not applicable for these periods, as the reorganization transactions had not yet occurred.

Reconciliation of Adjusted EBITDA to Net Income

	Three Months Ended March 31,
($ in thousands)	2021	2020
Net income	$2,777,338	$99,047
Interest and amortization expense on non-funding debt	35,571	33,107
Income tax provision	65,832	1,232
Depreciation and amortization	15,304	16,115
Non-cash share-based compensation expense	42,072	29,058
Change in fair value of MSRs due to valuation assumptions (net of hedges) (1)	(544,450)	743,327
Litigation accrual (2)	15,000	—
Adjusted EBITDA	$2,406,667	$921,886

(1)    Reflects changes in assumptions including discount rates and prepayment speed assumptions, mostly due to changes in market interest rates.

(2)     Reflects legal accrual related to a specific legal matter.

Key Performance Indicators

We monitor a number of key performance indicators to evaluate the performance of our business operations. Our loan production key performance indicators enable us to monitor our ability to generate gain on sale revenue as well as understand how our performance compares to the total mortgage origination market. Our servicing portfolio key performance indicators enable us to monitor the overall size of our servicing portfolio of business, the related value of our mortgage servicing rights, and the health of the business as measured by the average MSRs delinquency rate. Other key performance indicators for other Rocket Companies, besides Rocket Mortgage ("Other Rocket Companies"), allow us to monitor both revenues and unit sales generated by these businesses. We also include Rockethomes.com average unique monthly visitors, as we believe traffic on the site is an indicator of consumer interest.

The following summarizes key performance indicators of the business:

	Three Months Ended March 31,
(Units and $ in thousands)	2021	2020
Rocket Mortgage (1)
Loan Production Data
Closed loan origination volume	$103,525,138	$51,703,832
Direct to Consumer origination volume	$61,424,371	$31,759,729
Partner Network origination volume	$42,100,767	$19,944,103
Gain on sale margin (2)	3.74%	3.25%

	March 31,
	2021	2020
Servicing Portfolio Data
Total serviced UPB (includes subserviced)	$467,030,036	$343,589,601
MSRs UPB of loans serviced	$431,497,603	$319,111,177
UPB of loans subserviced and temporarily serviced	$35,532,433	$24,478,424
Total loans serviced (includes subserviced)	2,315.4	1,827.8
Number of MSRs loans serviced	2,123.7	1,732.6
Number of loans subserviced and temporarily serviced	191.7	95.2
MSRs fair value multiple (3)	3.41	2.19
Total serviced delinquency rate, excluding loans in forbearance (60+)	0.72%	N/A
Total serviced MSRs delinquency rate (60+)	3.21%	0.92%
Net client retention rate (trailing twelve months)	91%	94%

	Three Months Ended March 31,
	2021	2020
Other Rocket Companies
Amrock closings (units)	348.8	165.9
Rocket Homes real estate transactions	6.6	6.0
Rockethomes.com average unique monthly visitors (4)	1,092.5	271.3
Rocket Loans closed (units) (5)	2.6	4.0
Rocket Auto car sales (units) (6)	13.6	8.3
Core Digital Media client inquiries generated	1,878.8	1,416.3
Total Other Rocket Companies gross revenue	$554,425	$302,643
Total Other Rocket Companies net revenue (7)	$440,434	$225,783
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

(3)    MSRs fair market value multiple is a metric used to determine the relative value of the MSRs asset in relation to the annualized retained servicing fee, which is the cash that the holder of the MSRs asset would receive from the portfolio as of such date. It is calculated as the quotient of (a) the MSRs fair market value as of a specified date divided by (b) the weighted average annualized retained servicing fee for our MSRs portfolio as of such date. The weighted average annualized retained servicing fee for our MSRs portfolio was 0.29% and 0.31% for the three months ended March 31, 2021 and 2020, respectively. The vast majority of our portfolio consists of originated MSRs and consequently, the impact of purchased MSRs does not have a material impact on our weighted average service fee.

(4)    Rockethomes.com average unique monthly visitors is calculated by a third party service that monitors website activity. This metric doesn't necessarily have a direct correlation to revenues and is used primarily to monitor consumer interest in the Rockethomes.com site.

(5)    In addition to the closed loans Rocket Loans disclosed here, as noted above, during the three months ended March 31, 2021, we also processed more than 2.4 million unique loan recommendations through the economic injury disaster loans program offered by the Small Business Administration.

(6)    Rocket Auto's Gross Merchandise Value, which represents the vehicle and other vehicle-related sales during the period, was $360 million for the three months ended March 31, 2021.

(7)    Net revenue presented above is calculated as gross revenues less intercompany revenue eliminations. A portion of the Other Rocket Companies revenues is generated through intercompany transactions. These intercompany transactions take place with entities that are part of our platform. Consequently, we view gross revenue of individual Other Rocket Companies as a key performance indicator, and we consider net revenue of Other Rocket Companies on a combined basis.
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

Loan servicing income (loss), net
The value of newly originated MSRs is recognized as a component of the gain on sale of loans, net when loans are sold and the associated servicing rights are retained. Loan servicing fee income consists of the contractual fees earned for servicing the loans and includes ancillary revenue such as late fees and modification incentives. Loan servicing fee income is recorded to income as earned, which is upon collection of payments from borrowers. We have elected to subsequently measure the MSRs at fair value on a recurring basis. Changes in fair value of MSRs, net primarily due to the realization of expected cash flows and/or changes in valuation inputs and estimates, are recognized in current period earnings. Furthermore, we also include in loan servicing income (loss), net the gains and losses related to MSRs collateral financing liability and MSRs financing liability.

We regularly perform a comprehensive analysis of the MSRs portfolio in order to identify and sell certain MSRs that do not align with our strategy for retaining MSRs. To hedge against interest rate exposure on these assets, we enter into forward loan purchase commitments. Changes in the value of derivatives designed to protect against MSRs value fluctuations, or MSRs hedging gains and losses, are included as a component of servicing fee loss, net.

Interest income, net

Interest income, net is interest earned on mortgage loans held for sale net of the interest expense paid on our loan funding facilities.
Other income
Other income includes revenues generated from Amrock (title insurance services, property valuation, and settlement services), Rocket Homes (real estate network referral fees), Rocket Auto (auto sales business revenues), Core Digital Media (third party lead generation revenues), Rock Connections (third party sales and support revenues), Rocket Loans (personal loans) and professional service fees. The professional service fees represent amounts paid for services provided by Rocket Mortgage to affiliated companies. For additional information on such fees, see Note 6, Transactions with Related Parties in the notes to the unaudited condensed consolidated financial statements included elsewhere in this Form 10-K for additional detail. Services are provided primarily in connection with technology, facilities, human resources, accounting, training, and security functions. Other income also includes revenues from investment interest income.
Components of operating expenses
Our operating expenses as presented in the statement of operations data include salaries, commissions and team member benefits, general and administrative expenses, marketing and advertising expenses, and other expenses.
Salaries, commissions and team member benefits
Salaries, commissions and team member benefits include all payroll, benefits, and share-based compensation expenses for our team members.
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
Interest and amortization expense on non-funding debt

Interest and amortization expense on non-funding debt primarily related to expenses in connections with the issuance of our Senior Notes.

Other expenses
Other expenses primarily consist of depreciation and amortization on property and equipment, mortgage servicing related expenses, and provision for income taxes.
Income taxes
In calculating the provision for interim income taxes, in accordance with ASC Topic 740 Income Taxes, we apply an estimated annual effective tax rate to year-to-date ordinary income. At the end of each interim period, we estimate the effective tax rate expected to be applicable for the full year. Tax-effects of significant, unusual or infrequently occurring items are excluded from the estimated annual effective tax rate calculation and recognized in the interim period in which they occur.

Tax Receivable Agreement
In connection with the reorganization completed prior to our IPO in 2020, we entered into a Tax Receivable Agreement with RHI and our Chairman that will obligate us to make payments to RHI and our Chairman generally equal to 90% of the applicable cash tax savings that we actually realize or in some cases are deemed to realize as a result of the tax attributes generated by (i) certain increases in our allocable share of the tax basis in Holdings’ assets resulting from (a) the purchases of Holdings Units (along with the corresponding shares of our Class D common stock or Class C common stock) from RHI and our Chairman (or their transferees of Holdings Units or other assignees) using the net proceeds from our initial public offering or in any future offering, (b) exchanges by RHI and our Chairman (or their transferees of Holdings Units or other assignees) of Holdings Units (along with the corresponding shares of our Class D common stock or Class C common stock) for cash or shares of our Class B common stock or Class A common stock, as applicable, or (c) payments under the Tax Receivable Agreement; (ii) tax benefits related to imputed interest deemed arising as a result of payments made under the Tax Receivable Agreement and (iii) disproportionate allocations (if any) of tax benefits to Holdings as a result of section 704(c) of the Code that relate to the reorganization transactions. We will retain the benefit of the remaining 10% of these tax savings.

Share-based compensation
Share-based compensation is comprised of both equity and liability awards and is measured and expensed accordingly under Accounting Standards Codification (“ASC”) 718 Compensation—Stock Compensation. As indicated above, share-based compensation expense is included as part of salaries, benefits and team member benefits.

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

Results of Operations for the Three Months Ended March 31, 2021 and 2020
Summary of Operations

Condensed Statement of Operations Data	Three Months Ended March 31,
($ in thousands)	2021	2020
Revenue
Gain on sale of loans, net	$3,552,442	$1,822,109
Servicing fee income	292,361	257,093
Change in fair value of MSRs	245,921	(991,252)
Interest income, net	27,401	34,583
Other income	466,112	243,776
Total revenue, net	4,584,237	1,366,309
Expenses
Salaries, commissions and team member benefits	842,199	683,606
General and administrative expenses	291,419	194,074
Marketing and advertising expenses	320,843	217,993
Interest and amortization expense on non-funding-debt	35,571	33,107
Other expenses	316,867	138,482
Total expenses	1,806,899	1,267,262
Net income	$2,777,338	$99,047
Net (income) loss attributable to non-controlling interest	(2,653,636)	(99,047)
Net income attributable to Rocket Companies	$123,702	$—

Gain on sale of loans, net

The components of gain on sale of loans for the periods presented were as follows:

	Three Months Ended March 31,
($ in thousands)	2021	2020
Net gain on sale of loans (1)	$2,587,431	$1,412,133
Fair value of originated MSRs	1,173,164	535,419
Benefit from (provision for) investor reserves	(5,347)	(1,577)
Fair value adjustment gain on loans held for sale and IRLCs	(1,883,943)	935,328
Revaluation loss from forward commitments economically hedging loans held for sale and IRLCs	1,681,137	(1,059,194)
Gain on sale of loans, net	$3,552,442	$1,822,109

(1)    Net gain on sale of loans represents the premium received in excess of the UPB, plus net origination fees.

The table below provides details of the characteristics of our mortgage loan production for each of the periods presented:

($ in thousands)	Three Months Ended March 31,
Loan origination volume by type	2021	2020
Conventional Conforming	$81,110,931	$37,914,886
FHA/VA	18,406,621	10,788,785
Non-Agency	4,007,586	3,000,161
Total mortgage loan origination volume	$103,525,138	$51,703,832
Portfolio metrics
Average loan amount	$276	$277
Weighted average loan-to-value ratio	67.39%	72.94%
Weighted average credit score	755	747
Weighted average loan rate	2.70%	3.57%
Percentage of loans sold
To GSEs and government	96.26%	92.08%
To other counterparties	3.74%	7.92%
Servicing-retained	97.07%	94.39%
Servicing-released	2.93%	5.61%
Net rate lock volume (1)	$95,115,745	$56,049,944
Gain on sale margin (2)	3.74%	3.25%

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
Gain on sale of loans, net was $3.6 billion for the three months ended March 31, 2021, an increase of $1.7 billion, or 95.0%, as compared with $1.8 billion for the three months ended March 31, 2020. The increase in gain on sale of loans, net was primarily driven by an increase in mortgage loan origination volume of $51.8 billion, or 100.2%. The increase also reflects an increase in gain on sale margin to 3.74% from 3.25% for the three months ended March 31, 2021 and 2020, respectively.
Net gain on sales of loans increased $1.2 billion, or 83.2%, to $2.6 billion in the three months ended March 31, 2021 compared to $1.4 billion in the three months ended March 31, 2020. This was driven by an increase in mortgage loan origination volume and increase in gain on sale margin noted above.

The fair value of MSRs originated was $1.2 billion for the three months ended March 31, 2021, an increase of $637.7 million, or 119.1%, as compared with $535.4 million during the three months ended March 31, 2020. The increase was primarily due to an increase funded loan volume of $54.7 billion, or 107.3%, from $51.0 billion for the three months ended March 31, 2020 to $105.8 billion for the three months ended March 31, 2021. The increase in funded loan volume was partially offset by a decrease in the weighted average servicing fee during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020.

Loan servicing income (loss), net
For the periods presented, Loan servicing income (loss), net consisted of the following:

	Three Months Ended March 31,
($ in thousands)	2021	2020
Retained servicing fee	$283,609	$247,603
Subservicing income	2,529	1,592
Ancillary income	6,223	7,898
Servicing fee income	292,361	257,093
Change in valuation model inputs or assumptions	583,307	(805,536)
Change in fair value of MSRs hedge	(38,857)	62,209
Collection / realization of cash flows	(298,529)	(247,925)
Change in fair value of MSRs	245,921	(991,252)
Loan servicing income (loss), net	$538,282	$(734,159)

	March 31,
($ in thousands)	2021	2020
MSRs UPB of loans serviced	$431,497,603	$319,111,177
Number of MSRs loans serviced	2,123,655	1,732,569
UPB of loans subserviced and temporarily serviced	$35,532,433	$24,478,424
Number of loans subserviced and temporarily serviced	191,737	95,222
Total serviced UPB	$467,030,036	$343,589,601
Total loans serviced	2,315,392	1,827,791
MSRs fair value	$4,304,762	$2,170,638
Total serviced delinquency rate, excluding loans in forbearance (60+)	0.72%	N/A
Total serviced delinquency count (60+) as % of total	3.21%	0.92%
Weighted average credit score	740	732
Weighted average LTV	71.67%	76.00%
Weighted average loan rate	3.31%	4.03%
Weighted average service fee	0.29%	0.31%

Loan servicing income, net was $538.3 million for the three months ended March 31, 2021, which compares to loan servicing loss, net of $734.2 million for the three months ended March 31, 2020. The increase was driven primarily by an increase in fair market value of MSRs of $245.9 million in 2021 as compared to a reduction in fair market value of MSRs of $991.3 million in 2020.

The change in MSRs fair value was a net increase of $245.9 million for the three months ended March 31, 2021, as compared with a net loss of $991.3 million for the three months ended March 31, 2020. The increase in fair value during the three months ended March 31, 2021 included $298.5 million of loss due to collection/realization of cash flows and an increase in fair value due to change in valuation assumptions (net of hedges) of $544.5 million primarily driven by a decrease in prepayment speeds from 15.8% at December 31, 2020 to 10.9% at March 31, 2021. The prepayment speed valuation assumption represents the annual rate at which serviced clients are estimated to repay their UPB. The decrease in fair value during the three months ended March 31, 2020 included $247.9 million of due to collection/realization of cash flows and a decrease in fair value due to changes in valuation model inputs or assumptions (net of hedges) of $743.3 million primarily driven by an increase in prepayment speeds from 14.5% at December 31, 2019 to 19.7% at March 31, 2020.

Interest income, net
The components of Interest income, net for the periods presented were as follows:

	Three Months Ended March 31,
($ in thousands)	2021	2020
Interest income	$95,245	$74,042
Interest expense on funding facilities	(67,844)	(39,459)
Interest income, net	$27,401	$34,583

Interest income, net was $27.4 million for the three months ended March 31, 2021, a decrease of $7.2 million, or 20.8%, as compared to $34.6 million for the three months ended March 31, 2020. The decrease was driven by an increase in interest expense that was a result of increased production volume, which was partially offset by greater interest income from higher mortgage rates.

Other income

Other income increased $222.3 million, or 91.2%, to $466.1 million for the three months ended March 31, 2021 as compared to $243.8 million for the three months ended March 31, 2020. The increase was driven by revenues generated from Amrock's title insurance services, property valuation and settlement services that were also driven by the increase in origination volume noted above.

Expenses

Expenses for the periods presented were as follows:

	Three Months Ended March 31,
($ in thousands)	2021	2020
Salaries, commissions and team member benefits	$842,199	$683,606
General and administrative expenses	291,419	194,074
Marketing and advertising expenses	320,843	217,993
Interest and amortization expense on non-funding debt	35,571	33,107
Other expenses	316,867	138,482
Total expenses	$1,806,899	$1,267,262

Total expenses were $1.8 billion for the three months ended March 31, 2021, an increase of $539.6 million or 42.6%, as compared with $1.3 billion for the three months ended March 31, 2020. This was driven primarily by increases in salaries, commissions and team member benefits, general and administrative expenses, and other expenses as described below.

Salaries, commissions and team member benefits were $842.2 million for the three months ended March 31, 2021, an increase of $158.6 million, or 23.2%, as compared with $683.6 million for the three months ended March 31, 2020. The increase was primarily due to variable compensation related to increased production as well as an increase in team members in production roles to support our growth.

General and administrative expenses were $291.4 million for the three months ended March 31, 2021, increase of $97.3 million, or 50.2%, as compared with $194.1 million for the three months ended March 31, 2020. The increased expense was driven primarily by increased loan processing expenses due to higher origination volumes.

Other expenses were $316.9 million for the three months ended March 31, 2021, an increase of $178.4 million, or 128.8%, as compared with $138.5 million for the three months ended March 31, 2020. The increased expense was driven primarily by an increase in expenses incurred to support the higher level of title insurance services, property valuation and settlement services due to the increased origination volumes noted above, an increase in payoff interest expense, expenses incurred from the sale of MSRs associated with prepayment provisions within the sales agreement, and an increase in our provision for income taxes as a result of higher income before income taxes and a higher effective tax rate for three months ended March 31, 2021.

Summary Results by Segment for the Three Months Ended March 31, 2021 and 2020

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

We measure the performance of the segments primarily on a contribution margin basis. Contribution margin is intended to measure the direct profitability of each segment and is calculated as Adjusted Revenue less directly attributable expenses. Adjusted Revenue is a non-GAAP financial measure described above. Directly attributable expenses include Salaries, commissions and team member benefits, Marketing and advertising expenses, General and administrative expenses and Other expenses, such as direct servicing costs and origination costs. For segments, we measure gain on sale margin of funded loans and refer to this metric as ‘funded loan gain on sale margin.’ A loan is considered funded when it is sold to investors on the secondary market. Funded loan gain on sale margin represents revenues on loans that have been funded divided by the funded UPB amount. Funded loan gain on sale margin is used specifically in the context of measuring the gain on sale margins of our Direct to Consumer and Partner Network segments. Funded loan gain on sale margin is an important metric in evaluating the revenue generating performance of our segments as it allows us to measure this metric at a segment level with a high degree of precision. By contrast, ‘gain on sale margin’, which we use outside of the segment discussion, measures the gain on sale revenue generation of our combined mortgage business. See below for our overview and discussion of segment results for the three months ended March 31, 2021 and 2020. For additional discussion, see Note 12, Segments of the notes to the unaudited condensed consolidated financial statements of this Form 10-Q.

Direct to Consumer Results

	Three Months Ended March 31,
($ in thousands)	2021	2020
Funded Loan Volume	$65,028,437	$31,691,113
Funded Loan Gain on Sale Margin	5.36%	4.69%
Revenue
Gain on sale	$2,863,600	$1,610,832
Interest income	58,668	47,311
Interest expense on funding facilities	(42,006)	(25,385)
Service fee income	291,652	255,990
Changes in fair value of MSRs	245,921	(991,252)
Other income	304,912	145,023
Total Revenue, net	$3,722,747	$1,042,519
(Increase) decrease in MSRs due to valuation assumptions (net of hedges)	(544,450)	743,327
Adjusted Revenue	$3,178,297	$1,785,846
Less: Directly Attributable Expenses (1)	1,018,495	780,620
Contribution Margin	$2,159,802	$1,005,226

(1)    Direct expenses attributable to operating segments exclude corporate overhead, depreciation and amortization, and interest and amortization expense on non-funding debt.

For the three months ended March 31, 2021, Direct to Consumer Adjusted Revenue increased $1.4 billion, or 78.0% to $3.2 billion from $1.8 billion for the three months ended March 31, 2020. The increase was driven by growth in Direct to Consumer mortgage originations resulting in an increase in gain on sale revenue of $1.3 billion, or 77.8%, in 2021. On a funded loan basis, the Direct to Consumer segment generated $65.0 billion in volume in 2021, an increase of $33.3 billion, or 105.2% as compared to 2020. In addition, funded loan gain on sale margin was 5.4% in 2021 as compared to 4.7% in 2020, driven primarily by strong consumer demand for mortgages which led to margin expansion during 2021 as compared to 2020. The increased adjusted revenue also reflects an increase in the changes in fair value of MSRs of $1.2 billion, or 124.8%, primarily driven by a decrease in prepayment speeds from 15.8% at December 31, 2020 to 10.9% at March 31, 2021.

For the three months ended March 31, 2021, Direct to Consumer Attributable Expenses increased $237.9 million, or 30.5%, to $1.0 billion in 2021 compared to $780.6 million in 2020. The increase was primarily due to an increase in variable compensation and an increase in team members in production roles needed to support growth. The increase also reflects greater loan processing costs due to higher origination volumes and an increase in expenses incurred to support the higher level of title insurance services, valuation and settlement services due to the increased origination volumes noted above, as well as an increase payoff interest expense.

For the three months ended March 31, 2021, Direct to Consumer Contribution Margin increased $1.2 billion, or 114.9%, to $2.2 billion, compared to $1.0 billion in 2020. The increase in Contribution Margin was driven primarily by the increase in Direct to Consumer originations and higher funded loan gain on sale margin noted above.

Partner Network Results

	Three Months Ended March 31,
($ in thousands)	2021	2020
Funded Loan Volume	$40,728,595	$19,332,091
Funded Loan Gain on Sale Margin	1.93%	0.79%
Revenue
Gain on sale	$684,428	$203,447
Interest income	36,061	25,571
Interest expense on funding facilities	(25,818)	(13,720)
Other income	27,778	19,609
Total Revenue, net	$722,449	$234,907
(Increase) decrease in MSRs due to valuation assumptions (net of hedges)	—	—
Adjusted Revenue	$722,449	$234,907
Less: Directly Attributable Expenses	179,777	91,944
Total Contribution Margin	$542,672	$142,963

For the three months ended March 31, 2021, Partner Network Adjusted Revenue increased $487.5 million, or 207.5% to $722.4 million, from $234.9 million for the three months ended March 31, 2020. The increase was driven by growth in Partner Network mortgage originations resulting in an increase in gain on sale revenue of $481.0 million, or 236.4%, in 2021. On a funded loan basis, the Partner Network segment generated $40.7 billion in volume in 2021, an increase of $21.4 billion, or 110.7% as compared to 2020. In addition, funded loan gain on sale margin was 1.9% in 2021 as compared to 0.8% in 2020, driven primarily by high consumer demand and capacity constraints in the industry as compared to 2020.

For the three months ended March 31, 2021, Partner Network Directly Attributable Expenses increased $87.8 million, or 95.5%, to $179.8 million in 2021 compared to $91.9 million in 2020. The increase was primarily due to an increase in variable compensation and an increase in team members in production roles needed to support growth.

For the three months ended March 31, 2021, Partner Network Contribution Margin increased $399.7 million, or 279.6%, to $542.7 million in 2021 compared to $143.0 million in 2020. The increase in Contribution Margin was driven primarily by the increase in Partner Network originations and higher funded loan gain on sale margin noted above.

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

As discussed in Note 5, Borrowings, of the notes to the unaudited condensed consolidated financial statements included this Form 10-Q, as of March 31, 2021, we had 19 different funding facilities in different amounts and with various maturities together with the 5.250% Senior Notes due 2028, 3.625% Senior Notes due 2029, and 3.875% Senior Notes due 2031. At March 31, 2021, the aggregate available amount under our facilities was $31.5 billion, with combined outstanding balances of $15.5 billion and unutilized capacity of $16.0 billion.

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

The amount owed and outstanding on our loan funding facilities fluctuates significantly based on our origination volume, the amount of time it takes us to sell the loans it originates, and the amount of loans being self-funded with cash. We may from time to time use surplus cash to “buy-down” the effective interest rate of certain loan funding facilities or to self-fund a portion of our loan originations. As of March 31, 2021, $3.1 billion of our cash was used to buy-down our funding facilities and self-fund, $475.0 million of which are buy-down funds that are included in Cash and cash equivalents on the Condensed Consolidated Balance Sheets and an estimated $2.7 billion of which is discretionary self-funding that reduces Cash and cash equivalents on the Condensed Consolidated Balance Sheets. We have the ability to withdraw the $475.0 million at any time, unless a margin call has been made or a default has occurred under the relevant facilities. The Company has an estimated $2.7 billion of discretionary self-funded loans, of which a portion can be transferred to a warehouse line or the early buy out line, provided that such loans meet the eligibility criteria to be placed on such lines. The remaining portion will be funded in normal course over a short period of time, generally less than one month.

Our loan funding facilities, early buy out facilities, MSRs facility and unsecured lines of credit also generally require us to comply with certain operating and financial covenants and the availability of funds under these facilities is subject to, among other conditions, our continued compliance with these covenants. These financial covenants include, but are not limited to, maintaining (1) a certain minimum tangible net worth, (2) minimum liquidity, (3) a maximum ratio of total liabilities or total debt to tangible net worth and (4) pre-tax net income requirements. A breach of these covenants can result in an event of default under these facilities and as such allows the lenders to pursue certain remedies. In addition, each of these facilities, as well as our unsecured lines of credit, includes cross default or cross acceleration provisions that could result in all facilities terminating if an event of default or acceleration of maturity occurs under any facility. We were in compliance with all covenants as of March 31, 2021 and 2020.

March 31, 2021 compared to March 31, 2020

Cash Flows

Our Cash and cash equivalents and restricted cash were $2.9 billion at March 31, 2021, an increase of $579.6 million, or 24.5%, compared to $2.4 billion at March 31, 2020. The increase in the Cash and cash equivalents and restricted cash balance was mainly impacted by a net increase from earnings for the period adjusted for non-cash items. The increase was partially offset by distributions made to other unit holders (member) of Holdings.

Equity

Equity was $8.3 billion as of March 31, 2021, an increase of $4.6 billion, or 126.7%, as compared to $3.7 billion as of March 31, 2020. The change was primarily the result of net income of $12.1 billion and share-based compensation of $146.3 million. The increase was partially offset by transfers and distributions made to the parent company and to other unit holders (member) of Holdings.
Distributions
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

In addition to the $2.2 billion Special Dividend, we had $200 million in tax distributions, for a total of $2.4 billion of distributions during the three months ended March 31, 2021. During the three months ended March 31, 2020, we had net transfers to the parent company of $21.9 million. Except for tax distributions, these distributions are at the discretion of our board of directors.

Contractual Obligations, Commercial Commitments, and Other Contingencies

There were no material changes outside the ordinary course of business to our outstanding contractual obligations as of March 31, 2021 from information and amounts previously disclosed as of December 31, 2020 in our Annual Report on Form 10-K under the caption “Contractual Obligations, Commercial Commitments, and Other Contingencies”. Refer to Notes 5, Borrowings, and 10, Commitments, Contingencies and Guarantees, of the notes to the unaudited condensed consolidated financial statements for further discussion of contractual obligations, commercial commitments, and other contingencies, including legal contingencies.
New Accounting Pronouncements Not Yet Effective
See Note 1, Business, Basis of Presentation and Accounting Policies of the notes to the unaudited condensed consolidated financial statements for details of recently issued accounting pronouncements and their expected impact on our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the Company's exposure to market risks since what was disclosed in the Company's December 31, 2020 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of March 31, 2021, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in our management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) of the Exchange Act during the period covered by this Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of business, we may from time to time be involved in various pending or threatened legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon our financial condition and/or results of operations. However, in the opinion of our management, matters currently pending or threatened against us are not expected to have a material adverse effect on our business, financial condition and results of operations.

Item 1A. Risk Factors

There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. In “Part I – Item 1A. – Risk Factors” of our 2020 Form 10-K, as filed with the U.S. Securities and Exchange Commission on March 24, 2021, and available at www.sec.gov or at www.rocketcompanies.com, we included a detailed discussion of our risk factors. Our risk factors have not changed significantly from those disclosed in our 2020 Form 10-K. These risk factors should be read carefully in connection with evaluating our business and in connection with the forward-looking statements and other information contained in this Quarterly Report on Form 10-Q. Any of the risks described in our 2020 Form 10-K could materially affect our business, condensed consolidated financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. The risk factors described in our 2020 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may materially adversely affect our business, condensed consolidated financial condition and/or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Authorization

On November 10, 2020, our board of directors approved a share repurchase program of up to $1.0 billion of our Common Stock, including both Class A and Class D, which repurchases may be made, from time to time, in privately negotiated transactions or in the open market, in accordance with applicable securities laws (the “Share Repurchase Program”). The Share Repurchase Program will remain in effect for a two-year period. The Share Repurchase Program authorizes but does not obligate the Company to make any repurchases at any specific time. The timing and extent to which the Company repurchases its shares will depend upon, among other things, market conditions, share price, liquidity targets, regulatory requirements and other factors. As of March 31, 2021 no shares have been repurchased under the Share Repurchase Program.

Item 6. Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Rocket Companies, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed on September 2, 2020)
3.2	Amended and Restated Bylaws of Rocket Companies, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, filed on September 2, 2020)
31.1*	Certification of CEO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)
31.2*	Certification of CFO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)
32.1*	Certification by the CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification by the CFO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rocket Companies, Inc.

May 14, 2021	By:	/s/ Julie Booth
Date		Name: Julie Booth
Chief Financial Officer and Treasurer
(Principal Financial Officer)