Form 10-Q
period 2021-06-30
Rocket Companies, Inc.
filed 2021-08-13
CIK 1805284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of August 9, 2021, 138,406,108 shares of the registrant's Class A common stock, $0.00001 par value, and 1,848,879,483 shares of the registrant's Class D common stock, $0.00001 par value, were outstanding.

Rocket Companies, Inc.
Form 10-Q
For the period ended June 30, 2021

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)
Rocket Companies, Inc.
Condensed Consolidated Balance Sheets
(In Thousands, Except Shares and Per Share Amounts)

	June 30, 2021	December 31, 2020
Assets	(Unaudited)
Cash and cash equivalents	$1,974,997	$1,971,085
Restricted cash	77,454	83,018
Mortgage loans held for sale, at fair value	23,194,843	22,865,106
Interest rate lock commitments (“IRLCs”), at fair value	907,978	1,897,194
Mortgage servicing rights (“MSRs”), at fair value	4,644,172	2,862,685
MSRs collateral for financing liability, at fair value	—	205,033
Notes receivable and due from affiliates	10,977	22,172
Property and equipment, net of accumulated depreciation and amortization of $531,281 and $497,812, respectively	242,599	211,161
Deferred tax asset, net	592,909	519,933
Lease right of use assets	304,593	238,546
Forward commitments, at fair value	22,339	20,584
Loans subject to repurchase right from Ginnie Mae	2,769,911	5,696,608
Other assets	876,582	941,477
Total assets	$35,619,354	$37,534,602
Liabilities and equity
Liabilities
Funding facilities	$17,221,229	$17,742,573
Other financing facilities and debt
Lines of credit	75,000	375,000
Senior Notes, net	2,975,308	2,973,046
Early buy out facility	2,148,959	330,266
MSRs financing liability, at fair value	—	187,794
Accounts payable	287,533	251,960
Lease liabilities	345,930	272,274
Forward commitments, at fair value	91,731	506,071
Investor reserves	74,202	87,191
Notes payable and due to affiliates	76,869	73,896
Tax receivable agreement liability	669,738	550,282
Loans subject to repurchase right from Ginnie Mae	2,769,911	5,696,608
Other liabilities	697,136	605,485
Total liabilities	$27,433,546	$29,652,446
Equity
Class A common stock, $0.00001 par value - 10,000,000,000 shares authorized, 135,978,914 and 115,372,565 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively.	$1	$1
Class B common stock, $0.00001 par value - 6,000,000,000 shares authorized, none issued and outstanding as of June 30, 2021 and December 31, 2020.	—	—
Class C common stock, $0.00001 par value - 6,000,000,000 shares authorized, none issued and outstanding as of June 30, 2021 and December, 31, 2020.	—	—
Class D common stock, $0.00001 par value - 6,000,000,000 shares authorized, 1,848,879,483 and 1,869,079,483 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively.	19	19
Additional paid-in capital	363,916	282,743
Retained earnings	261,351	207,422
Accumulated other comprehensive income	431	317
Non-controlling interest	7,560,090	7,391,654
Total equity	8,185,808	7,882,156
Total liabilities and equity	$35,619,354	$37,534,602
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Rocket Companies, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
(In Thousands, Except Shares and Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Income
Revenue
Gain on sale of loans
Gain on sale of loans excluding fair value of MSRs, net	$1,484,378	$4,083,661	$3,863,656	$5,370,351
Fair value of originated MSRs	857,111	669,923	2,030,275	1,205,342
Gain on sale of loans, net	2,341,489	4,753,584	5,893,931	6,575,693
Loan servicing (loss) income
Servicing fee income	343,349	249,842	635,710	506,935
Change in fair value of MSRs	(414,745)	(552,844)	(168,824)	(1,544,096)
Loan servicing (loss) income, net	(71,396)	(303,002)	466,886	(1,037,161)
Interest income
Interest income	86,645	78,039	181,890	152,081
Interest expense on funding facilities	(64,378)	(53,757)	(132,222)	(93,216)
Interest income, net	22,267	24,282	49,668	58,865
Other income	376,388	560,949	842,500	804,725
Total revenue, net	2,668,748	5,035,813	7,252,985	6,402,122
Expenses
Salaries, commissions and team member benefits	840,470	854,007	1,682,669	1,537,613
General and administrative expenses	262,815	289,183	554,234	483,257
Marketing and advertising expenses	306,685	202,198	627,528	420,191
Depreciation and amortization	20,589	16,189	35,893	32,304
Interest and amortization expense on non-funding debt	35,038	33,168	70,609	66,275
Other expenses	142,454	155,538	378,185	276,673
Total expenses	1,608,051	1,550,283	3,349,118	2,816,313
Income before income taxes	1,060,697	3,485,530	3,903,867	3,585,809
Provision for income taxes	(24,047)	(21,448)	(89,879)	(22,680)
Net income	1,036,650	3,464,082	3,813,988	3,563,129
Net income attributable to non-controlling interest	(975,530)	(3,464,082)	(3,629,166)	(3,563,129)
Net income attributable to Rocket Companies	$61,120	$—	$184,822	$—

Earnings per share of Class A common stock
Basic	$0.45	N/A	$1.47	N/A
Diluted	$0.40	N/A	$1.46	N/A

Weighted average shares outstanding
Basic	136,139,400	N/A	125,961,094	N/A
Diluted	1,991,267,972	N/A	132,100,103	N/A

Comprehensive income
Net income	$1,036,650	$3,464,082	$3,813,988	$3,563,129
Cumulative translation adjustment	494	719	801	(1,041)
Unrealized gain on investment securities	527	7,087	163	7,087
Comprehensive income	1,037,671	3,471,888	3,814,952	3,569,175
Comprehensive income attributable to non-controlling interest	(976,486)	(3,471,888)	(3,630,072)	(3,569,175)
Comprehensive income attributable to Rocket Companies	$61,185	$—	$184,880	$—
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Rocket Companies, Inc.
Condensed Consolidated Statements of Changes in Equity
(In Thousands, Except Shares and Per Share Amounts)
(Unaudited)

	Class A Common Stock Shares	Class A Common Stock Amount	Class D Common Stock Shares	Class D Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Net Parent Investment	Accumulated Other Comprehensive Income (Loss)	Total Non-controlling Interest	Total Equity
Balance, December 31, 2019	—	$—	—	$—	$—	$—	$3,510,698	$(151)	$5,008	$3,515,555
Net income (loss)	—	—	—	—	—	—	99,487	—	(440)	99,047
Other comprehensive loss	—	—	—	—	—	—	—	(1,439)	(321)	(1,760)
Net transfers to Parent	—	—	—	—	—	—	21,919	—	—	21,919
Share-based compensation, net	—	—	—	—	—	—	29,049	—	9	29,058
Balance, March 31, 2020	—	$—	—	$—	$—	$—	$3,661,153	$(1,590)	$4,256	$3,663,819
Net income (loss)	—	—	—	—	—	—	3,464,518	—	(436)	3,464,082
Other comprehensive income	—	—	—	—	—	—	—	588	131	719
Net transfers to Parent	—	—	—	—	—	—	(1,612,629)	—	—	(1,612,629)
Share-based compensation, net	—	—	—	—	—	—	31,244	—	9	31,253
Other equity adjustment	—	—	—	—	—	—	156	(156)	—	—
Unrealized gain on investment securities	—	—	—	—	—	—	—	7,087	—	7,087
Non-controlling interest attributed to dissolution	—	—	—	—	—	—	—	—	(884)	(884)
Balance, June 30, 2020	—	$—	—	$—	$—	$—	$5,544,442	$5,929	$3,076	$5,553,447

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Rocket Companies, Inc.
Condensed Consolidated Statements of Changes in Equity (Continued)
(In Thousands, Except Shares and Per Share Amounts)
(Unaudited)

	Class A Common Stock Shares	Class A Common Stock Amount	Class D Common Stock Shares	Class D Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Net Parent Investment	Accumulated Other Comprehensive Income (Loss)	Total Non-controlling Interest	Total Equity
Balance, December 31, 2020	115,372,565	$1	1,869,079,483	$19	$282,743	$207,422	$—	$317	$7,391,654	$7,882,156
Net income	—	—	—	—	—	123,702	—	—	2,653,636	2,777,338
Other comprehensive income	—	—	—	—	—	—	—	14	293	307
Share-based compensation, net	2,300	—	—	—	2,116	—	—	—	37,033	39,149
Unrealized loss on investment securities	—	—	—	—	—	—	—	(21)	(343)	(364)
Distributions for state taxes on behalf of unit holders (members), net	—	—	—	—	—	(281)	—	—	(4,559)	(4,840)
Distributions to unit holders (members) from subsidiary investment	—	—	—	—	—	—	—	—	(2,242,999)	(2,242,999)
Special Dividend to Class A Shareholders	—	—	—	—	—	(145,903)	—	—	—	(145,903)
Increase in controlling interest of investment, net of income taxes and Tax receivable agreement liability	20,200,000	—	(20,200,000)	—	85,351	(1)	—	55	(84,420)	985
Balance, March 31, 2021	135,574,865	$1	1,848,879,483	$19	$370,210	$184,939	$—	$365	$7,750,295	$8,305,829
Net income	—	—	—	—	—	61,120	—	—	975,530	1,036,650
Other comprehensive income	—	—	—	—	—	—	—	29	465	494
Share-based compensation, net	4,177	—	—	—	2,621	—	—	—	35,622	38,243
Unrealized gain on investment securities	—	—	—	—	—	—	—	36	491	527
Distributions for state taxes on behalf of unit holders (members), net	—	—	—	—	—	(1,346)	—	—	(18,255)	(19,601)
Distributions to unit holders (members) from subsidiary investment	—	—	—	—	—	—	—	—	(1,188,294)	(1,188,294)
Special Dividend to Class A Shareholders	—	—	—	—	—	211	—	—	111	322
Pushdown of dividend equivalent	—	—	—	—	—	16,427	—	—	(16,427)	—
Issuance of Class A Common Shares under stock compensation and benefit plans	896,701	—	—	—	1,369	—	—	—	18,582	19,951
Repurchase of Class A Common Shares	(496,829)	—	—	—	(8,313)	—	—	—	—	(8,313)
Increase in controlling interest of investment, net of income taxes and Tax receivable agreement liability	—	—	—	—	(1,971)	—	—	1	1,970	—
Balance, June 30, 2021	135,978,914	$1	1,848,879,483	$19	$363,916	$261,351	$—	$431	$7,560,090	$8,185,808

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Rocket Companies, Inc.
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Operating activities
Net income	$3,813,988	$3,563,129
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	35,893	32,304
Provision for deferred income taxes	52,321	—
Origination of mortgage servicing rights	(2,030,275)	(1,205,342)
Change in fair value of MSRs	168,824	1,544,096
Gain on sale of loans excluding fair value of MSRs, net	(3,863,656)	(5,370,351)
Disbursements of mortgage loans held for sale	(187,979,171)	(122,056,424)
Proceeds from sale of loans held for sale	192,053,145	121,563,404
Share-based compensation expense	83,002	60,312
Change in assets and liabilities
Due from affiliates	11,195	—
Other assets	(15,486)	(200,685)
Accounts payable	35,574	62,343
Due to affiliates	2,619	24,679
Premium recapture and indemnification losses paid	980	(738)
Other liabilities	188,738	72,203
Total adjustments	$(1,256,297)	$(5,474,199)
Net cash provided by (used in) operating activities	$2,557,691	$(1,911,070)
Investing activities
Proceeds from sale of MSRs	$93,398	$185,768
Net decrease in notes receivable from affiliates	—	60,516
(Increase) decrease in mortgage loans held for investment	(30,687)	5,130
Net increase in investment securities	—	(2,500)
Purchase and other additions of property and equipment, net of disposals	(67,665)	(48,031)
Net cash (used in) provided by investing activities	$(4,954)	$200,883
Financing activities
Net (payments) borrowings on funding facilities	$(521,343)	$3,643,982
Net payments on lines of credit	(300,000)	(5,000)
Net borrowings on early buy out facility	1,818,693	45,504
Net borrowings notes payable from unconsolidated affiliates	353	384
Proceeds from MSRs financing liability	21,635	14,121
Stock issuance	17,591	—
Share repurchase	(8,313)	—
Distributions to other unit holders (members) of Holdings	(3,583,806)	—
Net transfer to parent	—	(1,591,595)
Net cash (used in) provided by financing activities	$(2,555,190)	$2,107,396
Effects of exchange rate changes on cash and cash equivalents	801	(1,040)
Net (decrease) increase in cash and cash equivalents and restricted cash	(1,652)	396,169
Cash and cash equivalents and restricted cash, beginning of period	2,054,103	1,455,725
Cash and cash equivalents and restricted cash, end of period	$2,052,451	$1,851,894
Non-cash activities
Loans transferred to other real estate owned	$877	$688
Supplemental disclosures
Cash paid for interest on related party borrowings	$2,127	$2,023

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

Rocket Companies, Inc. is a holding company. Its primary material asset is the equity interest in Holdings which, through its direct and indirect subsidiaries, conducts all of the Company's operations. Holdings is a Michigan limited liability company and wholly owns the following entities, with each entity's subsidiaries identified in parentheses: Rocket Mortgage, LLC (formerly known as Quicken Loans, LLC), Amrock Holdings, LLC (“Amrock”, "Amrock Title Insurance Company" and "Nexsys Technologies LLC"), LMB HoldCo LLC (“Core Digital Media”), RCRA Holdings LLC (“Rock Connections” and “Rocket Auto”), Rocket Homes Real Estate LLC (“Rocket Homes”), RockLoans Holdings LLC (“Rocket Loans”), Rock Central LLC, EFB Holdings Inc. (“Edison Financial”), Lendesk Canada Holdings Inc., RockTech Canada Inc., and Woodward Capital Management LLC. As used herein, “Rocket Mortgage” refers to either the Rocket Mortgage brand or platform, or the Quicken Loans business, as the context allows.

Quicken Loans, LLC, changed its name to “Rocket Mortgage, LLC.”, effective as of July 31, 2021, pursuant to the filing of a Certificate of Amendment to the Articles of Organization with the Michigan Department of Licensing and Regulatory Affairs, Corporations, Securities & Commercial Licensing Bureau.

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

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
Income from Holdings and its subsidiaries prior to the reorganization and IPO has been accounted for as a non-controlling interest in our Condensed Consolidated Statements of Income and Comprehensive Income. Accumulated net income prior to the reorganization and IPO is presented in net parent investment in our Condensed Consolidated Statements of Changes in Equity as the financial statements prior to the reorganization and IPO reflect combined subsidiaries operating as part of RHI.

We have accounted for the reorganization as one of entities under common control and the net parent investment was allocated between non-controlling interest and additional paid-in capital based on the ownership of Holdings.

Our condensed consolidated financial statements for periods prior to the reorganization and IPO reflect the combined subsidiaries that historically operated as part of RHI. We have further adjusted the prior period results for the three and six months ended June 30, 2020, to retrospectively reflect the acquisition of Amrock Title Insurance Company (“ATI”) which qualified as a common control transaction as discussed further below in the Acquisition Agreement section.

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

Acquisition Agreement

On August 5, 2020, Rocket Companies, Inc. entered into an acquisition agreement with RHI and its direct subsidiary Amrock Holdings Inc. pursuant to which we acquired ATI, a title insurance underwriting business, for total aggregate consideration of $14,400 that consisted of 800,000 Holdings Units and shares of Rocket Companies, Inc. Class D common stock valued at the initial public offering price of $18.00 per share (the number of shares issued equals the purchase price divided by the price to the public in our initial public offering), the acquisition closed on August 14, 2020 subsequent to the IPO date on August 10, 2020. ATI's net income for the year ended December 31, 2019 was $4,700. Because the Acquisition was a transaction between commonly controlled entities, U.S. GAAP requires the retrospective combination of the entities for all periods presented as if the combination had been in effect since the inception of common control. Accordingly, the Company’s condensed consolidated financial statements included in this Form 10-Q, including for the three and six months ended June 30, 2020, reflect the retrospective combination of the entities as if the combination had been in effect since inception of common control.

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

Subsequent Events

In preparing these condensed consolidated financial statements, the Company evaluated events and transactions for potential recognition or disclosure through the date these condensed consolidated financial statements were issued. Refer to Note 5, Borrowings for disclosures on changes to the Company’s debt agreements that occurred subsequent to June 30, 2021.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
Subsequent to June 30, 2021, the Company sold MSRs relating to certain single-family mortgage loans with an aggregate unpaid principal balance of approximately $35.3 billion and a fair market value of approximately $373 million as of June 30, 2021. The sales represented approximately 7.6% of the Company's total single-family mortgage servicing portfolio as of June 30, 2021.

In July 2021, the Company purchased MSRs relating to certain single-family mortgage loans with an aggregate unpaid principal balance of approximately $3.6 billion and a fair market value of approximately $38 million as of June 30, 2021.

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

Loan servicing (loss) income, net includes income from servicing, sub-servicing and ancillary fees, and is recorded to income as earned, which is upon collection of payments from borrowers. This amount also includes the Change in fair value of MSRs, which is the adjustment for the fair value measurement of the MSRs asset as of the respective balance sheet date.

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

The following revenue streams fall within the scope of ASC Topic 606—Revenue from Contracts with Customers and are disaggregated hereunder:

Core Digital Media lead generation revenue—The Company recognizes online consumer acquisition revenue based on successful delivery of marketing leads to a client at a fixed fee per lead. This service is satisfied at the time the lead is delivered, at which time revenue for the service is recognized. Online consumer acquisition revenue, net of intercompany eliminations, were $8,084 and $5,504 for the three months ended June 30, 2021 and 2020, respectively and $14,764 and $13,064 for the six months ended June 30, 2021 and 2020, respectively.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
Professional service fees—The Company recognizes professional service fee revenue based on the delivery of services (e.g., human resources, technology, training) over the term of a contract. Consideration for the promised services is received through a combination of a fixed fee for the period and incremental fees paid for optional services that are available at an incremental rate determined at the time such services are requested. The Company recognizes the annual fee ratably over the life of the contract, as the performance obligation is satisfied equally over the term of the contract. For the optional services, revenue is only recognized at the time the services are requested and delivered and pricing is agreed upon. Professional service fee revenues were $3,198 and $1,920 for the three months ended June 30, 2021 and 2020, respectively and $6,747 and $3,755 for the six months ended June 30, 2021 and 2020, respectively, and were rendered entirely to related parties.

Rocket Homes real estate network referral fees—The Company recognizes real estate network referral fee revenue based on arrangements with partner agencies contingent on the closing of a transaction. As this revenue stream is variable, and is contingent on the successful transaction close, the revenue is constrained until the occurrence of the transaction. At this point, the constraint on recognizing revenue is deemed to have been lifted and revenue is recognized for the consideration expected to be received. Real estate network referral fees, net of intercompany eliminations, were $14,132 and $11,837 for the three months ended June 30, 2021 and 2020, respectively and $23,709 and $19,825 for the six months ended June 30, 2021 and 2020, respectively.

Rock Connections and Rocket Auto contact center revenue—The Company recognizes contact center revenue for communication services including client support and sales. Consideration received mainly includes a fixed base fee and/or a variable contingent fee. The fixed base fee is recognized ratably over the period of performance, as the performance obligation is considered to be satisfied equally throughout the service period. The variable contingent fee related to car sales is constrained until the sale of the car is completed. Contact center revenues, net of intercompany eliminations, were $12,291 and $5,816 for the three months ended June 30, 2021 and 2020, respectively and $23,922 and $13,157 for the six months ended June 30, 2021 and 2020, respectively.

Amrock closing fees—The Company recognizes closing fees for non-recurring services provided in connection with the origination of the loan. These fees are recognized at the time of loan closing for purchase transactions or at the end of a client's three-day rescission period for refinance transactions, which represents the point in time the loan closing services performance obligation is satisfied. The consideration received for closing services is a fixed fee per loan that varies by state and loan type. Closing fees were $117,962 and $106,038 for the three months ended June 30, 2021 and 2020, respectively and $275,128 and $179,525 for the six months ended June 30, 2021 and 2020, respectively.

Amrock appraisal revenue, net—The Company recognizes appraisal revenue when the appraisal service is completed. The Company may choose to deliver appraisal services directly to its client or subcontract such services to a third-party licensed and/or certified appraiser. In instances where the Company performs the appraisal, revenue is recognized as the gross amount of consideration received at a fixed price per appraisal. The Company is an agent in instances where a third-party appraiser is involved in the delivery of appraisal services and revenue is recognized net of third-party appraisal expenses. Appraisal revenue, net was $23,079 and $20,781 for the three months ended June 30, 2021 and 2020, respectively and $45,570 and $38,399 for the six months ended June 30, 2021 and 2020, respectively.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. We maintain our bank accounts with a relatively small number of high-quality financial institutions.

Restricted cash as of June 30, 2021 and 2020 consisted of cash on deposit for a repurchase facility and client application deposits, title premiums collected from the insured that are due to the underwritten insurance company and a $25,000 bond.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)

	June 30,
	2021	2020
Cash and cash equivalents	$1,974,997	$1,773,527
Restricted cash	77,454	78,367
Total cash, cash equivalents, and restricted cash in the statement of cash flows	$2,052,451	$1,851,894

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

Accounting Standards Issued but Not Yet Adopted

In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope to clarify that Topic 848 is applicable to many derivative instruments and hedging relationships.

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

The following is a description of measurement techniques for items recorded at fair value on a recurring basis. There were no material items recorded at fair value on a nonrecurring basis as of June 30, 2021 or December 31, 2020.

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

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
Assets and Liabilities Measured at Fair Value on a Recurring Basis

The table below shows a summary of financial statement items that are measured at estimated fair value on a recurring basis, including assets measured under the fair value option. There were no material transfers of assets or liabilities recorded at fair value on a recurring basis between Levels 1, 2 or 3 during the six months ended June 30, 2021 or the year ended December 31, 2020.

	Level 1	Level 2	Level 3	Total
Balance at June 30, 2021
Assets:
Mortgage loans held for sale	$—	$20,615,530	$2,579,313	$23,194,843
IRLCs	—	—	907,978	907,978
MSRs	—	—	4,644,172	4,644,172
Forward commitments	—	22,339	—	22,339
Total assets	$—	$20,637,869	$8,131,463	$28,769,332
Liabilities:
Forward commitments	$—	$91,731	$—	$91,731
Total liabilities	$—	$91,731	$—	$91,731

Balance at December 31, 2020
Assets:
Mortgage loans held for sale	$—	$22,285,440	$579,666	$22,865,106
IRLCs	—	—	1,897,194	1,897,194
MSRs	—	—	2,862,685	2,862,685
MSRs collateral for financing liability (1)	—	—	205,033	205,033
Forward commitments	—	20,584	—	20,584
Total assets	$—	$22,306,024	$5,544,578	$27,850,602
Liabilities:
Forward commitments	$—	$506,071	$—	$506,071
MSRs financing liability (1)	—	—	187,794	187,794
Total liabilities	$—	$506,071	$187,794	$693,865
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

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
The following tables present the quantitative information about recurring Level 3 fair value financial instruments and the fair value measurements as of:

	June 30, 2021		December 31, 2020
Unobservable Input	Range	Weighted Average	Range	Weighted Average
Mortgage loans held for sale
Dealer pricing	87% - 104%	100%	89% - 105%	99%
IRLCs
Loan funding probability	0% - 100%	77%	0% - 100%	74%
MSRs, MSRs collateral for financing liability, and MSRs financing liability
Discount rate	9.5% - 12.0%	9.9%	9.5% - 12.0%	9.9%
Conditional prepayment rate	6.8% - 57.6%	10.5%	6.6% - 52.1%	15.8%

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
The table below presents a reconciliation of Level 3 assets measured at fair value on a recurring basis for the three and six months ended June 30, 2021 and 2020. Mortgage servicing rights (including MSRs collateral for financing liability and MSRs financing liability) are also classified as a Level 3 asset measured at fair value on a recurring basis and its reconciliation is found in Note 3, Mortgage Servicing Rights.

	Loans Held for Sale	IRLCs
Balance at March 31, 2021	$990,834	$765,215
Transfers in (1)	2,065,406	—
Transfers out/principal reductions (1)	(473,948)	—
Net transfers and revaluation gains	—	142,763
Total losses included in net income	(2,979)	—
Balance at June 30, 2021	$2,579,313	$907,978

Balance at March 31, 2020	$418,090	$1,214,865
Transfers in (1)	242,904	—
Transfers out/principal reductions (1)	(235,617)	—
Net transfers and revaluation gains	—	1,178,899
Total losses included in net income	(9,277)	—
Balance at June 30, 2020	$416,100	$2,393,764

Balance at December 31, 2020	$579,666	$1,897,194
Transfers in (1)	2,783,564	—
Transfers out/principal reductions (1)	(781,410)	—
Net transfers and revaluation losses	—	(989,216)
Total losses included in net income	(2,507)	—
Balance at June 30, 2021	$2,579,313	$907,978

Balance at December 31, 2019	$308,793	$508,135
Transfers in (1)	783,763	—
Transfers out/principal reductions (1)	(660,986)	—
Net transfers and revaluation gains	—	1,885,629
Total losses included in net income	(15,470)	—
Balance at June 30, 2020	$416,100	$2,393,764
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
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
Fair Value Option

The following is the estimated fair value and unpaid principal balance (“UPB”) of mortgage loans held for sale that have contractual principal amounts and for which the Company has elected the fair value option. The fair value option was elected for mortgage loans held for sale as the Company believes fair value best reflects their expected future economic performance:

	Fair Value	Unpaid Principal Balance	Difference (1)
Balance at June 30, 2021	$23,194,843	$22,691,966	$502,877
Balance at December 31, 2020	$22,865,106	$21,834,817	$1,030,289
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

	June 30, 2021		December 31, 2020
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior Notes, due 1/15/2028	$996,070	$1,060,722	$994,986	$1,079,629
Senior Notes, due 3/1/2029	$742,448	$740,693	$741,946	$766,365
Senior Notes, due 3/1/2031	$1,236,790	$1,253,838	$1,236,114	$1,298,175
The fair value of Senior Notes was calculated using the observable bond price at June 30, 2021 and December 31, 2020, respectively. The Senior Notes are classified as Level 2 in the fair value hierarchy.

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

The following table summarizes changes to the MSRs assets for the three and six months ended:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Fair value, beginning of period	$4,304,762	$2,170,638	$2,862,685	$2,874,972
MSRs originated	857,111	669,923	2,030,275	1,205,342
MSRs sales	(83,195)	—	(99,060)	(186,292)
Changes in fair value:
Due to changes in valuation model inputs or assumptions (1)	(141,073)	(272,885)	442,234	(1,078,421)
Due to collection/realization of cash flows	(293,433)	(278,467)	(591,962)	(526,392)
Total changes in fair value	(434,506)	(551,352)	(149,728)	(1,604,813)
Fair value, end of period	$4,644,172	$2,289,209	$4,644,172	$2,289,209

(1)    Reflects changes in assumptions including discount rates and prepayment speed assumptions, mostly due to changes in market interest rates. Does not include the change in fair value of derivatives that economically hedge MSRs identified for sale.

The total UPB of mortgage loans serviced, excluding subserviced loans, at June 30, 2021 and December 31, 2020 was $466,444,905 and $371,494,905, respectively. The portfolio primarily consists of high-quality performing agency and government (FHA and VA) loans. As of June 30, 2021, delinquent loans (defined as 60-plus days past-due) were 2.60% of our total portfolio. Excluding clients in COVID-19 related forbearance plans, our delinquent loans (defined as 60-plus days past-due) were 0.71% as of June 30, 2021.

During the first quarter of 2021 and fourth quarter of 2020, the Company sold MSRs with a fair value of $4,885 and $193,739, respectively, relating to certain single-family mortgage loans. Based on the contract terms, the sale of those MSRs did not immediately qualify for sale accounting treatment under U.S. GAAP. As a result, the Company was required to retain the MSRs asset (i.e., MSRs collateral for financing liability, at fair value) and the MSRs liability (i.e., MSRs financing liability, at fair value) on the balance sheet until certain contractual provisions lapsed during the second quarter of 2021. These MSRs were reported on the balance sheet at fair value using a valuation methodology consistent with the Company’s method for valuing MSRs until those contractual provisions lapsed. Additionally, the terms of the agreement require quarterly adjustments to the sales price for changes in prepayment rates at the time of sale for a period of six months. Furthermore, in the six months ended June 30, 2021, the Company also sold MSRs with a fair value of $94,175 relating to certain mortgage loans, which qualified for sale accounting treatment under U.S. GAAP.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
During the third quarter of 2019, the Company sold MSRs with a fair value of $340,303 relating to certain single-family mortgage loans. Based on the contract terms, the sale of those MSRs did not immediately qualify for sale accounting treatment under U.S. GAAP. As a result, the Company was required to retain the MSRs asset and the MSRs liability on the balance sheet until certain contractual provisions lapsed after June 2020. These MSRs were reported on the balance sheet at fair value using a valuation methodology consistent with the Company’s method for valuing MSRs until those contractual provisions lapsed. In addition, change in FMV of the MSRs asset and liability from this sale is captured within Loan servicing (loss) income, net in the Condensed Consolidated Statements of Income and Comprehensive Income. The unrealized gain of $14,911 and $131,061 relating to the MSRs liability and the offsetting unrealized loss of $14,911 and $131,061 relating to the MSRs asset were recorded in current operations for the three and six months ended June 30, 2020. Furthermore, in the six months ended June 30, 2020, the Company sold MSRs with a fair value of $186,292 relating to certain mortgage loans, all of which qualified for sale accounting treatment under U.S. GAAP.

The following is a summary of the weighted average discount rate and prepayment speed assumptions used to determine the fair value of MSRs as well as the expected life of the loans in the servicing portfolio:

	June 30, 2021	December 31, 2020
Discount rate	9.9%	9.9%
Prepayment speeds	10.5%	15.8%
Life (in years)	6.65	5.05

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

The following table stresses the discount rate and prepayment speeds at two different data points:

	Discount Rate		Prepayment Speeds
	100 BPS Adverse Change	200 BPS Adverse Change	10% Adverse Change	20% Adverse Change
June 30, 2021
Mortgage servicing rights	$(193,419)	$(361,577)	$(157,732)	$(314,225)
December 31, 2020
Mortgage servicing rights	$(115,130)	$(212,119)	$(147,420)	$(279,691)

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)

4. Mortgage Loans Held for Sale

The Company sells substantially all of its originated mortgage loans into the secondary market. The Company may retain the right to service some of these loans upon sale through ownership of servicing rights. A reconciliation of the changes in mortgage loans held for sale to the amounts presented on the Condensed Consolidated Statements of Cash Flows is below:

	Six Months Ended June 30,
	2021	2020
Balance at the beginning of period	$22,865,106	$13,275,735
Disbursements of mortgage loans held for sale	187,979,171	122,056,424
Proceeds from sales of mortgage loans held for sale (1)	(192,043,819)	(121,559,129)
Gain on sale of mortgage loans excluding fair value of other financial instruments, net (2)	4,394,385	3,855,505
Balance at the end of period	$23,194,843	$17,628,535

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

Credit Risk

The Company is subject to credit risk associated with mortgage loans that it purchases and originates during the period of time prior to the sale of these loans. The Company considers credit risk and losses associated with these loans to be insignificant as it holds the loans for a short period of time, which for the six months ended June 30, 2021 is, on average, approximately 17 days from the date of borrowing, and the market for these loans continues to be highly liquid. The Company is also subject to credit risk associated with mortgage loans it has repurchased as a result of breaches of representations and warranties during the period of time between repurchase and resale.

5. Borrowings

The Company maintains various funding facilities and other non-funding debt as shown in the tables below. Interest rates typically have two main components – a base rate most commonly LIBOR or SOFR, which is sometimes subject to a minimum floor plus a spread. Some facilities have a commitment fee, which can range from 0.0% to 0.50%. The commitment fee charged by lenders for each of the facilities is an annual fee and is calculated based on the committed line amount multiplied by a negotiated rate. The Company is required to maintain certain covenants, including minimum tangible net worth, minimum liquidity, maximum total debt or liabilities to net worth ratio, pretax net income requirements, and other customary debt covenants, as defined in the agreements. The Company was in compliance with all covenants as of June 30, 2021.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
The amount owed and outstanding on the Company’s loan funding facilities fluctuates greatly based on its origination volume, the amount of time it takes the Company to sell the loans it originates, and the Company’s ability to use the cash to self-fund loans. In addition to self-funding, the Company may from time to time use surplus cash to “buy-down” the effective interest rate of certain loan funding facilities or to self-fund a portion of our loan originations. As of June 30, 2021, $2,935,563 of the Company’s cash was used to buy-down our funding facilities and self-fund, $500,000 of which are buy-down funds that are included in Cash and cash equivalents on the Condensed Consolidated Balance Sheets and an estimated $2,435,563 of which is discretionary self-funding that reduces Cash and cash equivalents on the Condensed Consolidated Balance Sheets. The Company has the right to withdraw the $500,000 at any time, unless a margin call has been made or a default has occurred under the relevant facilities. The Company has an estimated $2,435,563 of discretionary self-funded loans, of which a portion can be transferred to a warehouse line or the early buy out line, provided that such loans meet the eligibility criteria to be placed on such lines. The remaining portion will be funded in normal course over a short period of time, generally less than one month. A large unanticipated margin call could also have a material adverse effect on the Company’s liquidity. Furthermore, refer to Note 3, Mortgage Servicing Rights for additional information regarding the MSRs financing liability with the MSRs sold during the fourth quarter of 2020.

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

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
Funding Facilities

Facility Type	Collateral	Maturity	Line Amount	Committed Line Amount	Outstanding Balance June 30, 2021	Outstanding Balance December 31, 2020
MRA funding:
1) Master Repurchase Agreement (7)	Mortgage loans held for sale (6)	10/22/2021	$2,000,000	$100,000	$499,265	$999,752
2) Master Repurchase Agreement (7)	Mortgage loans held for sale (6)	12/2/2021	1,500,000	500,000	1,414,929	1,320,484
3) Master Repurchase Agreement (1)(7)	Mortgage loans held for sale (6)	4/22/2022	2,750,000	1,000,000	2,088,280	2,407,156
4) Master Repurchase Agreement (2)(7)	Mortgage loans held for sale (6)	4/26/2022	1,800,000	1,500,000	1,613,432	1,953,949
5) Master Repurchase Agreement (7)	Mortgage loans held for sale (6)	4/20/2023	3,000,000	500,000	2,820,837	2,004,707
6) Master Repurchase Agreement (7)	Mortgage loans held for sale (6)	9/5/2022	2,000,000	500,000	1,391,514	1,780,902
7) Master Repurchase Agreement (3)(7)	Mortgage loans held for sale (6)	9/16/2021	1,750,000	1,137,500	1,164,702	1,343,130
8) Master Repurchase Agreement (7)	Mortgage loans held for sale (6)	6/10/2022	500,000	—	349,941	219,786
9) Master Repurchase Agreement (7)	Mortgage loans held for sale (6)	9/24/2021	1,500,000	750,000	797,157	983,126
10) Master Repurchase Agreement (7)	Mortgage loans held for sale (6)	10/9/2021	500,000	—	488,230	480,544
11) Master Repurchase Agreement (7)	Mortgage loans held for sale (6)	12/17/2021	1,000,000	500,000	540,109	765,432
			$18,300,000	$6,487,500	$13,168,396	$14,258,968
Early Funding:
12) Early Funding Facility (4)(7)	Mortgage loans held for sale (6)	(4)	$4,000,000	$—	$2,741,132	$2,514,193
13) Early Funding Facility (5)(7)	Mortgage loans held for sale (6)	(5)	3,000,000	—	1,311,701	969,412
			7,000,000	—	4,052,833	3,483,605
Total			$25,300,000	$6,487,500	$17,221,229	$17,742,573
(1)    Subsequent to June 30, 2021, this facility was renewed which extended the maturity date to April 21, 2023.

(2)    This facility has a 12-month initial term, which can be extended for 3-months at each subsequent 3-month anniversary from the initial start date. Subsequent to June 30, 2021, this facility was amended to decrease the total facility size to $1,700,000 with $1,400,000 committed and was extended to July 26, 2022.

(3)    Subsequent to June 30, 2021, this facility was amended to decrease the total facility size to $1,500,000 with $600,000 committed.

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

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
(7)    The interest rates charged by lenders on the funding facilities included the applicable base rate plus a spread ranging from 1.00% to 2.25% for the six months ended June 30, 2021, and the applicable base rate plus a spread ranging from 0.40% to 2.30% for the year ended December 31, 2020.

Other Financing Facilities

Facility Type	Collateral	Maturity	Line Amount	Committed Line Amount	Outstanding Balance June 30, 2021	Outstanding Balance December 31, 2020
Line of Credit Financing Facilities
1) Unsecured line of credit (1)	—	7/27/2025	$2,000,000	$—	$—	$—
2) Unsecured line of credit (1)	—	7/31/2025	100,000	—	—	—
3) Revolving credit facility (2)(4)	—	8/10/2023	1,000,000	1,000,000	—	300,000
4) MSRs line of credit (4)	MSRs	10/22/2021	200,000	—	—	—
5) MSRs line of credit (3)(4)	MSRs	(3)	200,000	200,000	75,000	75,000
			$3,500,000	$1,200,000	$75,000	$375,000
Early Buy out Financing Facility
6) Early buy out facility (4)	Loans/ Advances	3/13/2023	$2,600,000	$—	$2,148,959	$330,266
(1)    Refer to Note 6, Transactions with Related Parties for additional details regarding this unsecured line of credit.

(2)    Subsequent to June 30, 2021, this facility was renewed, and the maturity date was extended to August 10, 2024.

(3)    This MSRs facility can be drawn upon for corporate purposes and is collateralized by GSE MSRs within our servicing portfolio. This facility has a 5-year total commitment comprised of a 3-year revolving period that expires on April 30, 2022 followed by a 2-year amortization period that expires on April 30, 2024.

(4)    The interest rates charged by lenders on the other funding facilities included the applicable base rate, plus a spread ranging from 1.45% to 4.00% for the six months ended June 30, 2021, and the applicable base rate plus a spread ranging from 1.75% to 4.00% for the year ended December 31, 2020.

Unsecured Senior Notes

Facility Type	Maturity	Interest Rate	Outstanding Balance June 30, 2021	Outstanding Balance December 31, 2020
Unsecured Senior Notes (1)	1/15/2028	5.250%	$1,010,000	$1,010,000
Unsecured Senior Notes (2)	3/1/2029	3.625%	750,000	750,000
Unsecured Senior Notes (3)	3/1/2031	3.875%	1,250,000	1,250,000
Total Senior Notes			$3,010,000	$3,010,000

Weighted Average Interest Rate			4.27%	4.27%

(1)    The 2028 Senior Notes are unsecured obligation notes with no asset required to pledge for this borrowing. Unamortized debt issuance costs and discounts are presented net against the Senior Notes reducing the $1,010,000 carrying amount on the Condensed Consolidated Balance Sheets by $7,604 and $6,326 as of June 30, 2021, respectively, and $8,197 and $6,817, as of December 31, 2020, respectively.

(2)    The 2029 Senior Notes are unsecured obligation notes with no asset required to pledge for this borrowing. Unamortized debt issuance costs and discounts are presented net against the Senior Notes reducing the $750,000 carrying amount on the Condensed Consolidated Balance Sheets by $7,552 and $8,053 as of June 30, 2021 and December 31, 2020, respectively.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
(3)    The 2031 Senior Notes are unsecured obligation notes with no asset required to pledge for this borrowing. Unamortized debt issuance costs and discounts are presented net against the Senior Notes reducing the $1,250,000 carrying amount on the Condensed Consolidated Balance Sheets by $13,210 and $13,887 as of June 30, 2021 and December 31, 2020, respectively.

Refer to Note 2, Fair Value Measurements for information pertaining to the fair value of the Company’s debt as of June 30, 2021 and December 31, 2020.

6. Transactions with Related Parties

The Company has entered into various transactions and agreements with RHI, its subsidiaries, certain other affiliates and related parties (collectively, “Related Parties”). These transactions include providing financing and services as well as obtaining financing and services from these Related Parties.

Financing Arrangements

On June 9, 2017, Rocket Mortgage and RHI entered into a $300,000 uncommitted and unsecured line of credit (“RHI Line of Credit”). On December 24, 2019 the Company amended the RHI Line of Credit and increased the borrowing capacity to $1,000,000, due on November 1, 2024. On July 24, 2020, the Company amended the RHI Line of Credit and increased the borrowing capacity to $2,000,000, due on July 27, 2025. Borrowings under the line of credit bear interest at a rate per annum of one month LIBOR plus 1.25%. The line of credit is uncommitted and RHI has sole discretion over advances. The RHI Line of Credit also contains negative covenants which restrict the ability of the Company to incur debt and create liens on certain assets. It also requires Rocket Mortgage to maintain a quarterly consolidated net income before taxes if adjusted tangible net worth meets certain requirements. As of June 30, 2021 and December 31, 2020, there were no outstanding amounts due to RHI pursuant to the RHI Line of Credit.

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

On July 31, 2020, Holdings and RHI entered into an agreement for an uncommitted, unsecured revolving line of credit ("RHI 2nd Line of Credit’’), which will provide for financing from RHI to the Company of up to $100,000. The line of credit will mature on July 31, 2025. Borrowings under the line of credit will bear interest at a rate per annum of one month LIBOR plus 1.25%. The negative covenants of the line of credit restrict the ability of the Company to incur debt and create liens on certain assets. The line of credit also contains customary events of default. As of June 30, 2021 and December 31, 2020 there were no amounts outstanding pursuant to the RHI 2nd line of credit.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
The amounts receivable from and payable to Related Parties consisted of the following as of:

	June 30, 2021		December 31, 2020
	Principal	Interest Rate	Principal	Interest Rate
Included in Notes receivable and due from affiliates on the Condensed Consolidated Balance Sheets
Affiliated receivables and other notes	$10,977	—%	$22,172	—%
Notes receivable and due from affiliates	$10,977		$22,172

Included in Notes payable and due to affiliates on the Condensed Consolidated Balance Sheets
RHI/ATI Debenture	$21,500	8.00%	$21,500	8.00%
Affiliated payables	55,369	—%	52,396	—%
Notes payable and due to affiliates	$76,869		$73,896

Services, Products and Other Transactions

We have entered into transactions and agreements to provide certain services to RHI, its subsidiaries and certain other affiliates of our majority shareholder. We recognized revenue of $3,369 and $2,594 for the three months ended June 30, 2021 and 2020, respectively and $7,098 and $5,694 for the six months ended June 30, 2021 and 2020 respectively, for the performance of these services, which was included in Other income. We have also entered into transactions and agreements to purchase certain services, products and other transactions from certain subsidiaries of RHI and affiliates of our majority shareholder. We incurred expenses of $33,791 and $78,928 for the three months ended June 30, 2021 and 2020, respectively and $61,311 and $89,800 for the six months ended June 30, 2021 and 2020 respectively, for these products, services and other transactions, which are included in General and administrative expenses. We also incurred expenses of $5,646 and $5,119 for the three months ended June 30, 2021 and 2020, respectively and $11,317 and $10,130 for the six months ended June 30, 2021 and 2020, respectively, for parking spaces we rent from related parties, or an agent of the related party, which are included in General and administrative expenses.

The Company has also entered into a Tax Receivable Agreement with RHI and Dan Gilbert, our founder and Chairman (our "Chairman") as described further in Note 8, Income Taxes. The Company has also guaranteed the debt of a related party as described further in Note 10, Commitments, Contingencies, and Guarantees.

Promotional Sponsorships

The Company incurred marketing and advertising costs related to the Rocket Mortgage Field House Naming Rights Contract and other promotional sponsorships, which are related parties. The company incurred expenses of $2,335 and $2,322 for the three months ended June 30, 2021 and 2020, respectively and $4,670 and $4,645 for the six months ended June 30, 2021 and 2020, respectively, related to these arrangements.

Lease Transactions with Related Parties

The Company is a party to lease agreements for certain offices, including our headquarters in Detroit, with various affiliates of Bedrock Management Services LLC (“Bedrock”), a related party, and other related parties of the Company. The company incurred expenses of $17,182 and $17,755 for the three months ended June 30, 2021 and 2020, respectively and $34,811 and $34,152 for the six months ended June 30, 2021 and 2020, respectively, related to these arrangements.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
7. Other Assets
Other assets consist of the following:

	June 30, 2021	December 31, 2020
Mortgage production related receivables	$370,690	$307,282
Disbursement funds advanced	166,842	80,877
Prepaid expenses	123,815	98,529
Goodwill and other intangible assets	45,855	47,230
Non-production-related receivables	45,455	76,595
Ginnie Mae buyouts	28,124	40,681
Margin call receivable from counterparty	12,059	247,604
Other real estate owned	627	1,131
Other	83,115	41,548
Total Other assets	$876,582	$941,477

8. Income Taxes

The Company has income tax expense of $24,047 and $21,448 on income before income taxes and non-controlling interest of $1,060,697 and $3,485,530 for the three months ended June 30, 2021 and 2020, respectively. The Company has income tax expense of $89,879 and $22,680 on income before income taxes and non-controlling interest of $3,903,867 and $3,585,809 for the six months ended June 30, 2021 and 2020, respectively.

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

For the three and six months ended June 30, 2021, Holdings paid tax distributions totaling $1,206,549 and $1,406,699, respectively, to holders of Holdings Units other than Rocket Companies.
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

Net hedging gains and losses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Hedging (losses) gains (1)	$(274,289)	$(510,804)	$1,367,991	$(1,507,788)

(1)    Includes the change in fair value related to derivatives economically hedging MSRs identified for sale.

Refer to Note 2, Fair Value Measurements, for additional information on the fair value of derivative financial instruments.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
Notional and Fair Value
The notional and fair values of derivative financial instruments not designated as hedging instruments were as follows:

	Notional Value	Derivative Asset	Derivative Liability
Balance at June 30, 2021:
IRLCs, net of loan funding probability (1)	$31,406,858	$907,978	$—
Forward commitments (2)	$45,016,925	$22,339	$91,731

Balance at December 31, 2020:
IRLCs, net of loan funding probability (1)	$40,560,544	$1,897,194	$—
Forward commitments (2)	$59,041,900	$20,584	$506,071
(1)    IRLCs are also discussed in Note 10, Commitments, Contingencies, and Guarantees.

(2)    Includes the fair value and net notional value related to derivatives economically hedging MSRs identified for sale.

Counterparty agreements for forward commitments contain master netting agreements. The table below presents the gross amounts of recognized assets and liabilities subject to master netting agreements. The Company had $12,059 and $247,604 of cash pledged to counterparties related to these forward commitments at June 30, 2021 and December 31, 2020, respectively, classified in Other assets in the Condensed Consolidated Balance Sheets. As of June 30, 2021 and December 31, 2020, the Company had $14 and zero, respectively, of cash pledged from counterparties related to these forward commitments. Margins received by the Company are classified in Other liabilities in the Condensed Consolidated Balance Sheets.

	Gross Amount of Recognized Assets or Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Presented in the Condensed Consolidated Balance Sheets
Offsetting of Derivative Assets
Balance at June 30, 2021:
Forward commitments	$37,364	$(15,025)	$22,339
Balance at December 31, 2020:
Forward commitments	$35,746	$(15,162)	$20,584

Offsetting of Derivative Liabilities
Balance at June 30, 2021:
Forward commitments	$(165,165)	$73,434	$(91,731)
Balance at December 31, 2020:
Forward commitments	$(715,671)	$209,600	$(506,071)
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

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
Certain counterparties have master netting agreements. The master netting agreements contain a legal right to offset amounts due to and from the same counterparty. Derivative assets in the Condensed Consolidated Balance Sheets represent derivative contracts in a gain position, net of loss positions with the same counterparty and, therefore, also represent the Company’s maximum counterparty credit risk. The Company incurred no credit losses due to nonperformance of any of its counterparties during the three and six months ended June 30, 2021 and 2020.
10. Commitments, Contingencies, and Guarantees
Interest Rate Lock Commitments
IRLCs are agreements to lend to a client as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company evaluates each client’s creditworthiness on a case-by-case basis.
The number of days from the date of the IRLC to expiration of fixed and variable rate lock commitments outstanding at June 30, 2021 and December 31, 2020 was approximately 43 days on average.
The UPB of IRLCs was as follows:

	June 30, 2021		December 31, 2020
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
IRLCs	$38,217,725	$2,539,252	$53,736,717	$1,065,936
Commitments to Sell Mortgage Loans

In the ordinary course of business, the Company enters into contracts to sell existing mortgage loans held for sale into the secondary market at specified future dates. The amount of commitments to sell existing loans at June 30, 2021 and December 31, 2020 was $6,022,664 and $3,139,816, respectively.

Commitments to Sell Loans with Servicing Released
In the ordinary course of business, the Company enters into contracts to sell the MSRs of certain newly originated loans on a servicing released basis. In the event that a forward commitment is not filled and there has been an unfavorable market shift from the date of commitment to the date of settlement, the Company is contractually obligated to pay a pair-off fee on the undelivered balance. There were $2,218,101 and $280,502 in UPB of loans committed to be sold servicing released at June 30, 2021 and December 31, 2020, respectively.
Investor Reserves
The following presents the activity in the investor reserves:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Balance at beginning of period	$93,937	$55,667	$87,191	$54,387
(Benefit from) provision for investor reserves	(19,316)	7,786	(13,969)	9,363
Premium recapture and indemnification losses paid	(419)	(441)	980	(738)
Balance at end of period	$74,202	$63,012	$74,202	$63,012

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

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
Property Taxes, Insurance, and Principal and Interest Payable
As a service to its clients, the Company administers escrow deposits representing undisbursed amounts received for payment of property taxes, insurance and principal, and interest on mortgage loans held for sale. Cash held by the Company for property taxes and insurance was $4,768,373 and $3,551,400, and for principal and interest was $8,789,110 and $13,065,549 at June 30, 2021 and December 31, 2020, respectively. These amounts are not considered assets of the Company and, therefore, are excluded from the Condensed Consolidated Balance Sheets. The Company remains contingently liable for the disposition of these deposits.
Guarantees
As of June 30, 2021 and December 31, 2020, the Company guaranteed the debt of a related party totaling $15,000, consisting of three separate guarantees of $5,000 each. As of June 30, 2021 and December 31, 2020, the Company did not record a liability on the Condensed Consolidated Balance Sheets for these guarantees because it was not probable that the Company would be required to make payments under these guarantees.
Trademark License
The Company has a perpetual trademark license agreement with a third-party entity. This agreement requires annual payments by the Company based upon the income from the sale of loans generated under the Quicken Loans brand. Total licensing fees incurred and paid were zero and $1,875 for the three months ended June 30, 2021 and 2020 respectively, and $625 and $3,750 for the six months ended June 30, 2021 and 2020, respectively, which is classified in other expenses in the Condensed Consolidated Statements of Income and Comprehensive Income. The Company has entered into an agreement with Intuit that, among other things, gives the Company full ownership of the “Quicken Loans” brand in 2022 in exchange for certain agreements, subject to the satisfaction of certain conditions. We have fulfilled our payment obligations pertaining to the licensing agreement with Intuit in 2021 and no further expenses are expected.
Tax Receivable Agreement

As indicated in Note 8, Income Taxes, the Company is party to a Tax Receivable Agreement.

Legal
Rocket Companies' subsidiaries, among other things, engage in mortgage lending, title and settlement services, and other financial technology services. Rocket Companies and its subsidiaries operate in highly regulated industries and are routinely subject to various legal and administrative proceedings concerning matters that arise in the normal and ordinary course of business, including inquiries, complaints, subpoenas, audits, examinations, investigations and potential enforcement actions from regulatory agencies and state attorney generals; state and federal lawsuits and putative class actions; and other litigation. Periodically, we assess our potential liabilities and contingencies in connection with outstanding legal and administrative proceedings utilizing the latest information available. While it is not possible to predict the outcome of any of these matters, based on our assessment of the facts and circumstances, we do not believe any of these matters, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations or cash flows. However, actual outcomes may differ from those expected and could have a material effect on our financial position, results of operations, or cash flows in a future period. Rocket Companies accrues for losses when they are probable to occur and such losses are reasonably estimable. Legal costs are expensed as they are incurred.
As of June 30, 2021 and December 31, 2020, we recorded reserves related to potential damages in connection with any legal proceedings of $15,000 and zero, respectively. The ultimate outcome of these or other actions or proceedings, including any monetary awards against us, is uncertain and there can be no assurance as to the amount of any such potential awards. Rocket Companies will incur defense costs and other expenses in connection with the lawsuits. Plus, if a judgment for money that exceeds specified thresholds is rendered against us and we fail to timely pay, discharge, bond or obtain a stay of execution of such judgment, it is possible that we could be deemed in default of loan funding facilities and other agreements governing indebtedness. If the final resolution of any such litigation is unfavorable in one or more of these actions, it could have a material adverse effect on our business, liquidity, financial condition, cash flows and results of operations.

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

The most restrictive of the minimum net worth and capital requirements require the Company to maintain a minimum adjusted net worth balance of $2,039,636 and $2,175,968 as of June 30, 2021 and December 31, 2020, respectively. As of June 30, 2021 and December 31, 2020, the Company was in compliance with this requirement.

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

Revenues in the Direct to Consumer segment are generated primarily from the gain on sale of loans, which includes loan origination fees, revenues from sales of loans into the secondary market, as well as the fair value of originated MSRs and hedging gains and losses. Loan servicing (loss) income, net consists of the contractual fees earned for servicing loans and other ancillary servicing fees, as well as changes in the fair value of MSRs due to changes in valuation assumptions and realization of cash flows.

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

Key operating data for our business segments for the three and six months ended:

Three Months Ended June 30, 2021	Direct to Consumer	Partner Network	Segments Total	All Other	Total
Revenues
Gain on sale	$2,050,639	$287,651	$2,338,290	$3,199	$2,341,489
Interest income	52,489	33,222	85,711	934	86,645
Interest expense on funding facilities	(39,409)	(24,943)	(64,352)	(26)	(64,378)
Servicing fee income	342,687	—	342,687	662	343,349
Changes in fair value of MSRs	(414,745)	—	(414,745)	—	(414,745)
Other income	229,860	23,228	253,088	123,300	376,388
Total U.S. GAAP Revenue, net	2,221,521	319,158	2,540,679	128,069	2,668,748
Plus: Decrease in MSRs due to valuation assumptions	121,312	—	121,312	—	121,312
Adjusted revenue	2,342,833	319,158	2,661,991	128,069	2,790,060
Directly attributable expenses	907,963	176,065	1,084,028	58,155	1,142,183
Contribution margin	$1,434,870	$143,093	$1,577,963	$69,914	$1,647,877

Six Months Ended June 30, 2021	Direct to Consumer	Partner Network	Segments Total	All Other	Total
Revenues
Gain on sale	$4,914,239	$972,080	$5,886,319	$7,612	$5,893,931
Interest income	111,157	69,283	180,440	1,450	181,890
Interest expense on funding facilities	(81,414)	(50,762)	(132,176)	(46)	(132,222)
Servicing fee income	634,339	—	634,339	1,371	635,710
Changes in fair value of MSRs	(168,824)	—	(168,824)	—	(168,824)
Other income	534,772	51,005	585,777	256,723	842,500
Total U.S. GAAP Revenue, net	5,944,269	1,041,606	6,985,875	267,110	7,252,985
Less: Increase in MSRs due to valuation assumptions	(423,138)	—	(423,138)	—	(423,138)
Adjusted revenue	5,521,131	1,041,606	6,562,737	267,110	6,829,847
Directly attributable expenses	1,926,460	355,842	2,282,302	128,911	2,411,213
Contribution margin	$3,594,671	$685,764	$4,280,435	$138,199	$4,418,634

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)

Three Months Ended June 30, 2020	Direct to Consumer	Partner Network	Segments Total	All Other	Total
Revenues
Gain on sale	$4,020,492	$734,662	$4,755,154	$(1,570)	$4,753,584
Interest income	51,012	26,376	77,388	651	78,039
Interest expense on funding facilities	(35,397)	(18,302)	(53,699)	(58)	(53,757)
Servicing fee income	248,873	—	248,873	969	249,842
Changes in fair value of MSRs	(552,844)	—	(552,844)	—	(552,844)
Other income	206,538	39,859	246,397	314,552	560,949
Total U.S. GAAP Revenue, net	3,938,674	782,595	4,721,269	314,544	5,035,813
Plus: Decrease in MSRs due to valuation assumptions	274,377	—	274,377	—	274,377
Adjusted revenue	4,213,051	782,595	4,995,646	314,544	5,310,190
Directly attributable expenses	948,900	139,140	1,088,040	123,494	1,211,534
Contribution margin	$3,264,151	$643,455	$3,907,606	$191,050	$4,098,656

Six Months Ended June 30, 2020	Direct to Consumer	Partner Network	Segments Total	All Other	Total
Revenues
Gain on sale	$5,631,324	$938,109	$6,569,433	$6,260	$6,575,693
Interest income	98,322	51,947	150,269	1,812	152,081
Interest expense on funding facilities	(60,782)	(32,023)	(92,805)	(411)	(93,216)
Servicing fee income	504,863	—	504,863	2,072	506,935
Changes in fair value of MSRs	(1,544,096)	—	(1,544,096)	—	(1,544,096)
Other income	351,561	59,469	411,030	393,695	804,725
Total U.S. GAAP Revenue, net	4,981,192	1,017,502	5,998,694	403,428	6,402,122
Plus: Decrease in MSRs due to valuation assumptions	1,017,704	—	1,017,704	—	1,017,704
Adjusted revenue	5,998,896	1,017,502	7,016,398	403,428	7,419,826
Directly attributable expenses	1,729,520	231,084	1,960,604	168,994	2,129,598
Contribution margin	$4,269,376	$786,418	$5,055,794	$234,434	$5,290,228

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
The following table represents a reconciliation of segment contribution margin to consolidated U.S. GAAP income before taxes for the three and six months ended:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Contribution margin, excluding change in MSRs due to valuation assumptions	$1,647,877	$4,098,656	$4,418,634	$5,290,228
(Decrease) increase in MSRs due to valuation assumptions	(121,312)	(274,377)	423,138	(1,017,704)
Contribution margin, including change in MSRs due to valuation assumptions	1,526,565	3,824,279	4,841,772	4,272,524
Less expenses not allocated to segments:
Salaries, commissions and team member benefits	232,674	205,100	457,011	403,950
General and administrative expenses	176,125	90,231	370,685	184,827
Depreciation and amortization	20,589	16,189	35,893	32,304
Interest and amortization expense on non-funding debt	35,038	33,168	70,609	66,275
Other expenses	1,442	(5,939)	3,707	(641)
Income before income taxes	$1,060,697	$3,485,530	$3,903,867	$3,585,809

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

Rocket Companies, Inc.’s financial position, performance and cash flows effectively represent those of Holdings and its subsidiaries as of and for the period ended June 30, 2021. Prior to the reorganization and IPO, Rocket Companies, Inc. was not impacted by Holdings.

14. Non-controlling Interests

The non-controlling interest balance represents the economic interest in Holdings held by our Chairman and RHI. The following table summarizes the ownership of Holdings Units in Holdings as of June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
	Holdings Units	Ownership Percentage	Holdings Units	Ownership Percentage
Rocket Companies, Inc.'s ownership of Holdings Units	135,978,914	6.85%	115,372,565	5.81%
Holdings Units held by our Chairman	1,101,822	0.06%	1,101,822	0.06%
Holdings Units held by RHI	1,847,777,661	93.09%	1,867,977,661	94.13%
Balance at end of period	1,984,858,397	100.00%	1,984,452,048	100.00%

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
The non-controlling interest holders have the right to exchange Holdings Units, together with a corresponding number of shares of our Class D common stock or Class C common stock (together referred to as “Paired Interests”), for, at our option, (i) shares of our Class B common stock or Class A common stock or (ii) cash from a substantially concurrent public offering or private sale (based on the price of our Class A common stock). As such, future exchanges of Paired Interests by non-controlling interest holders will result in a change in ownership and reduce or increase the amount recorded as non-controlling interest and increase or decrease additional paid-in-capital when Holdings has positive or negative net assets, respectively. As of June 30, 2021, our Chairman has not exchanged any Paired Interests. As of December 31, 2020, neither our Chairman or RHI had exchanged any Paired Interests.

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

Team Member Stock Purchase Plan

The Team Member Stock Purchase Plan ("TMSPP") was initiated in December 2020, with the first offering period beginning in January 2021. Under the TMSPP, the Company is authorized to issue up to 10,526,316 shares of its common stock to qualifying team members. Eligible team members may direct the Company, during each three-month option period, to withhold up to 15% of their gross pay, the proceeds from which are used to purchase shares of common stock at a price equal to 85% of the closing market price on the exercise date. Under ASC 718, the TMSPP is a liability classified compensatory plan and the Company recognizes compensation expense over the offering period based on the fair value of the purchase discount. There were 896,701 shares purchased for both the three and six months ended June 30, 2021 under the TMSPP.

Share-based Compensation Expense

A summary of share-based compensation expense recognized during the three and six months ended June 30, 2021 and June 30, 2020 related to RKT-denominated awards is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
RKT restricted stock units	$26,963	$—	$54,564	$—
RKT stock options	9,863	—	19,898	—
RKT Team Member Stock Purchase Plan	2,361	—	5,285	—
RKT denominated share-based compensation expense	$39,187	$—	$79,747	$—

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
A summary of share-based compensation expense recognized during the three and six months ended June 30, 2021 and June 30, 2020 related to RHI-denominated awards is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
RHI restricted stock units	$1,372	$31,206	$2,744	$60,183
RHI stock options	—	—	—	32
RHI cash settled awards	—	13,743	—	26,421
RHI denominated share-based compensation expense	$1,372	$44,949	$2,744	$86,636

Including subsidiary share-based compensation plans, total share-based compensation expense for the three months ended June 30, 2021 and 2020, was $41,036 and $44,997, respectively and $83,020 and $86,733 for the six months ended June 30, 2021 and 2020, respectively.

16. Earnings Per Share

The Company applies the two-class method for calculating and presenting earnings per share by separately presenting earnings per share for Class A common stock and Class B common stock. In applying the two-class method, the Company allocates undistributed earnings equally on a per share basis between Class A and Class B common stock. According to the Company’s certificate of incorporation, the holders of the Class A and Class B common stock are entitled to participate in earnings equally on a per-share basis, as if all shares of common stock were of a single class, and in dividends as may be declared by the board of directors. Holders of the Class A and Class B common stock also have equal priority in liquidation. Shares of Class C and Class D common stock do not participate in earnings of Rocket Companies, Inc. As a result, the shares of Class C and Class D common stock are not considered participating securities and are not included in the weighted-average shares outstanding for purposes of earnings per share. Restricted stock units awarded as part of the Company’s compensation program are included in the weighted-average Class A shares outstanding in the calculation of basic earnings per share ("EPS") once the units are fully vested.

Basic earnings per share of Class A common stock is computed by dividing Net income attributable to Rocket Companies by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted earnings per share of Class A common stock is computed by dividing Net income attributable to Rocket Companies by the weighted-average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive securities. There was no Class B common stock outstanding as of June 30, 2021. See Note 14, Non-controlling Interests for a description of Paired Interests.

Prior to the IPO, Holdings membership structure included equity interests held by RHI. The Company analyzed the calculation of earnings per unit for periods prior to the IPO and determined that it resulted in values that would not be meaningful to the users of these condensed consolidated financial statements. Therefore, earnings per share information has not been presented for the three and six months ended June 30, 2020.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
The following table sets for the calculation of the basic and diluted earnings per share for the period:

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021
Net income	$1,036,650	$3,813,988
Net income attributable to non-controlling interest	(975,530)	(3,629,166)
Net income attributable to Rocket Companies	61,120	184,822
Add: Reallocation of Net income attributable to vested, undelivered stock awards	30	98
Net income attributable to common shareholders	$61,150	$184,920

Numerator:
Net income attributable to Class A common shareholders - basic	$61,150	$184,920
Add: Reallocation of net income attributable to dilutive impact of pro-forma conversion of Class D shares to Class A shares (1)	733,519	—
Add: Reallocation of net income attributable to dilutive impact of share-based compensation awards (2)	2,494	8,411
Net income attributable to Class A common shareholders - diluted	$797,163	$193,331
Denominator:
Weighted average shares of Class A common stock outstanding - basic	136,139,400	125,961,094
Add: Dilutive impact of conversion of Class D shares to Class A shares	1,848,879,483	—
Add: Dilutive impact of share-based compensation awards (3)	6,249,089	6,139,009
Weighted average shares of Class A common stock outstanding - diluted	1,991,267,972	132,100,103

Earnings per share of Class A common stock outstanding - basic	$0.45	$1.47
Earnings per share of Class A common stock outstanding - diluted	$0.40	$1.46

(1) Net income calculated using the estimated annual effective tax rate of Rocket Companies, Inc.

(2) Reallocation of net income attributable to dilutive impact of share-based compensation awards for the three months ended June 30, 2021 comprised of $2,448 related to restricted stock units, $11 related to stock options and $35 related to TMSPP. Reallocation of net income attributable to dilutive impact of share-based compensation awards for the six months ended June 30, 2021 comprised of $8,286 related to restricted stock units, $20 related to stock options and $105 related to TMSPP.

(3) Dilutive impact of share-based compensation awards for the three months ended June 30, 2021 comprised of 6,134,281 related to restricted stock units, 27,457 related to stock options and 87,351 related to TMSPP. Dilutive impact of share-based compensation awards for the six months ended June 30, 2021 comprised of 6,048,507 related to restricted stock units, 14,285 related to stock options and 76,217 related to TMSPP.

For the period from January 1, 2021 to June 30, 2021, 1,858,812,080 Holdings Units, each weighted for the portion of the period for which they were outstanding, together with a corresponding number of shares of our Class D common stock, were exchangeable, at our option, for shares of our Class A common stock. After evaluating the potential dilutive effect under the if-converted method, the outstanding Holdings Units for the assumed exchange of non-controlling interests were determined to be anti-dilutive and thus were excluded from the computation of diluted earnings per share.

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

Quicken Loans, LLC, changed its name to “Rocket Mortgage, LLC.”, effective as of July 31, 2021, pursuant to the filing of a Certificate of Amendment to the Articles of Organization with the Michigan Department of Licensing and Regulatory Affairs, Corporations, Securities & Commercial Licensing Bureau.
Recent Developments
Business Update in Response to COVID-19 Impact

As of June 30, 2021, 54,364 clients, or 2.3% of the total serviced portfolio, were in forbearance plans related to COVID-19. Since quarter end, we’ve seen positive developments in the number of clients entering into forbearance and as of July 31, 2021, the total number of clients in forbearance plans related to COVID-19 was 49,859 or 2.1% of the portfolio.

Three months ended June 30, 2021 summary

For the three months ended June 30, 2021, we originated $83.8 billion in residential mortgage loans, which was an $11.4 billion, or 15.8%, increase from the three months ended June 30, 2020. Our Net income was $1.0 billion for the three months ended June 30, 2021, compared to Net income of $3.5 billion for the three months ended June 30, 2020. We generated $1.3 billion of Adjusted EBITDA for the three months ended June 30, 2021, which was a decrease of $2.6 billion, or 66.7%, compared to $3.8 billion for the three months ended June 30, 2020. For more information on Adjusted EBITDA, please see “Non-GAAP Financial Measures” below.

The decrease in Net income was primarily driven by a decrease of $2.4 billion, or 50.7% in Gain on sale of loans, net which was driven primarily by the decrease in gain on sale margin, partially offset by an increase in origination volume in the three months ended June 30, 2021 noted above. Gain on sale margin in 2021 reflects a tighter spread between primary and secondary mortgage rates and an increase in mix of our Partner Network as a percentage of our total originations. The primary mortgage rate is the rate at which lenders originate loans with borrowers and the secondary mortgage rate is the rate at which lenders securitize those loans into mortgage backed securities. Loan servicing (loss) income, net increased $231.6 million, or 76.4%, which was primarily due to the increase in the change in fair value of MSRs. Other income also decreased $184.6 million, or 33%, due to a decrease in revenues generated from Rocket Loans loan recommendations through the economic injury disaster loans program offered by the Small Business Administration. During the period expenses increased $60.4 million, or 3.8%, which was associated with higher production levels in the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. The increase in production led to an increase in Marketing and advertising expenses of $104.5 million, or 51.7%, due to the Company's increased investment in brand marketing from new national campaigns with the reintroduction of many sporting and other live events that were cancelled in 2020 due to the COVID-19 pandemic. Also, in 2021 the Company’s performance marketing spend increased as compared to the prior period supporting our increase in loan origination volume.

As of June 30, 2021, our servicing portfolio, including loans subserviced for others, included approximately $507.2 billion of UPB and 2.4 million client loans. The portfolio primarily consists of high quality performing GSE and government (FHA and VA) loans. Our delinquent loans (defined as 60-plus days past-due) were 2.60% of our total portfolio. Excluding clients in COVID-19 related forbearance plans, our delinquent loans (defined as 60-plus days past-due) were 0.71% as of June 30, 2021. We monitor the MSR portfolio on a regular basis seeking to optimize our portfolio by evaluating the risk and return profile of the portfolio. As part of these efforts we sold the servicing on approximately 20,000 loans with $7.9 billion in UPB during the three months ended June 30, 2021. These sales were more than offset by new loans that were added to the MSR portfolio organically during the period.
Six months ended June 30, 2021 summary
For the six months ended June 30, 2021, we originated $187.3 billion in residential mortgage loans, which was a $63.3 billion, or 51.0%, increase from the six months ended June 30, 2020. Our Net income was $3.8 billion for the six months ended June 30, 2021, compared to Net income of $3.6 billion for the six months ended June 30, 2020. We generated $3.7 billion of Adjusted EBITDA for the six months ended June 30, 2021, which was a decrease of $1.1 billion, or 22.6%, compared to $4.8 billion for the six months ended June 30, 2020. For more information on Adjusted EBITDA, please see “Non-GAAP Financial Measures” below.

The increase in Net income was primarily driven by an increase in Loan servicing (loss) income, net, which increased $1.5 billion. The change was primarily due to the increase in the change in fair value of MSRs. Other income also increased $37.8 million, or 4.7%, due primarily to revenue generated from Amrock's title insurance services, property valuation and settlement services. Gain on sale of loans, net decreased $681.8 million, or 10.4% which was driven primarily by the decrease in gain on sale margin, partially offset by the increase in origination volume in the six months ended June 30, 2021 noted above. There was an increase in expenses associated with higher production levels in the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. The increase in production led to an increase in Salaries, commissions and team member benefits of $145.1 million, or 9.4%, primarily due to variable compensation and an increase in team members in production roles to support our continued growth. General and administrative expenses also increased by $71.0 million, or 14.7%, during the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 driven primarily by increased technology spend to support the increase in production. Other expenses increased by $172.3 million, or 52.0%, in the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 driven by expenses incurred to support the higher level of title insurance services, property valuation and settlement services due to the increased origination volumes noted above. Other expenses also increased due to an increase in payoff interest expense that resulted from an increase in the volume of loans paid in full prior to their scheduled maturity from our servicing portfolio in the six months ended June 30, 2021. When individual loans are paid off, we are required to remit interest for an entire month regardless of the date of payoff; however, clients are only responsible for interest accrued up to the date of payoff. The difference between the interest we are required to remit to investors and the interest we collect from the client as a result of an early payoff is referred to as “payoff interest”.

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

Reconciliation of Adjusted Revenue to Total Revenue, net

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2021	2020	2021	2020
Total Revenue, net	$2,668,748	$5,035,813	$7,252,985	$6,402,122
Change in fair value of MSRs due to valuation assumptions (net of hedges) (1)	121,312	274,377	(423,138)	1,017,704
Adjusted Revenue	$2,790,060	$5,310,190	$6,829,847	$7,419,826

(1)    Reflects changes in assumptions including discount rates and prepayment speed assumptions, mostly due to changes in market interest rates.

Reconciliation of Adjusted Net Income to Net Income Attributable to Rocket Companies

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2021	2020	2021	2020
Net income attributable to Rocket Companies	$61,120	$—	$184,822	$—
Net income impact from pro forma conversion of Class D common shares to Class A common shares (1)	976,280	3,464,518	3,630,366	3,564,005
Adjustment to the provision for income tax (2)	(239,935)	(843,768)	(881,311)	(867,535)
Tax-effected net income (2)	$797,465	$2,620,750	$2,933,877	$2,696,470
Non-cash share-based compensation expense	40,930	31,254	83,002	60,312
Change in fair value of MSRs due to valuation assumptions (net of hedges) (3)	121,312	274,377	(423,138)	1,017,704
Litigation accrual (4)	—	—	15,000	—
Tax impact of adjustments (5)	(40,350)	(75,857)	80,861	(267,564)
Other tax adjustments (6)	1,009	—	1,758	—
Adjusted Net Income	$920,366	$2,850,524	$2,691,360	$3,506,922

(1)    Reflects net income to Class A common stock from pro forma exchange and conversion of corresponding shares of our Class D common shares held by non-controlling interest holders as of June 30, 2021 and 2020.

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

Reconciliation of Adjusted Diluted Weighted Average Shares Outstanding to Diluted Weighted Average Shares Outstanding

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands, except shares and per share)	2021	2020	2021	2020
Diluted weighted average Class A Common shares outstanding	1,991,267,972	N/A	132,100,103	N/A
Assumed pro forma conversion of Class D shares (1)	—	N/A	1,858,812,080	N/A
Adjusted diluted weighted average shares outstanding	1,991,267,972	N/A	1,990,912,183	N/A

Adjusted Net Income	$920,366	N/A(2)	$2,691,360	N/A(2)
Adjusted Diluted EPS	$0.46	N/A(2)	$1.35	N/A(2)

(1)    Reflects the pro forma exchange and conversion of non-dilutive Class D common stock to Class A common stock.

(2)    This non-GAAP measure is not applicable for these periods, as the reorganization transactions had not yet occurred.

Reconciliation of Adjusted EBITDA to Net Income

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2021	2020	2021	2020
Net income	$1,036,650	$3,464,082	$3,813,988	$3,563,129
Interest and amortization expense on non-funding debt	35,038	33,168	70,609	66,275
Income tax provision	24,047	21,448	89,879	22,680
Depreciation and amortization	20,589	16,189	35,893	32,304
Non-cash share-based compensation expense	40,930	31,254	83,002	60,312
Change in fair value of MSRs due to valuation assumptions (net of hedges) (1)	121,312	274,377	(423,138)	1,017,704
Litigation accrual (2)	—	—	15,000	—
Adjusted EBITDA	$1,278,566	$3,840,518	$3,685,233	$4,762,404

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

The following summarizes key performance indicators of the business:

	Three Months Ended June 30,		Six Months Ended June 30,
(Units and $ in thousands)	2021	2020	2021	2020
Rocket Mortgage (1)
Loan Production Data
Closed loan origination volume	$83,764,238	$72,323,981	$187,289,376	$124,027,813
Direct to Consumer origination volume	$45,231,277	$45,792,368	$106,655,648	$77,552,097
Partner Network origination volume	$38,532,961	$26,531,613	$80,633,728	$46,475,716
Gain on sale margin (2)	2.78%	5.19%	3.29%	4.45%

	June 30,
	2021		2020
Servicing Portfolio Data
Total serviced UPB (includes subserviced)	$507,167,578		$378,156,838
MSRs UPB of loans serviced	$466,444,905		$346,870,713
UPB of loans subserviced and temporarily serviced	$40,722,673		$31,286,125
Total loans serviced (includes subserviced)	2,372.6		1,930.1
Number of MSRs loans serviced	2,247.5		1,818.5
Number of loans subserviced and temporarily serviced	125.2		111.7
MSRs fair value multiple (3)	3.46		2.13
Total serviced delinquency rate, excluding loans in forbearance (60+)	0.71%		0.65%
Total serviced MSRs delinquency rate (60+)	2.60%		3.71%
Net client retention rate (trailing twelve months)	90%		93%

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Other Rocket Companies
Amrock closings (units)	260.3	240.4	609.1	406.3
Rocket Homes real estate transactions	8.3	7.0	14.9	13.0
Rockethomes.com average unique monthly visitors (4)	1,818.6	359.7	1,455.6	315.5
Rocket Loans closed (units) (5)	4.6	1.5	7.2	5.5
Rocket Auto car sales (units) (6)	15.6	6.4	29.2	14.7
Core Digital Media client inquiries generated	1,726.0	1,261.0	3,604.8	2,677.3
Total Other Rocket Companies gross revenue	$513,999	$626,560	$1,068,424	$929,203
Total Other Rocket Companies net revenue (7)	$392,857	$553,868	$833,291	$779,651
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

(3)    MSRs fair market value multiple is a metric used to determine the relative value of the MSRs asset in relation to the annualized retained servicing fee, which is the cash that the holder of the MSRs asset would receive from the portfolio as of such date. It is calculated as the quotient of (a) the MSRs fair market value as of a specified date divided by (b) the weighted average annualized retained servicing fee for our MSRs portfolio as of such date. The weighted average annualized retained servicing fee for our MSRs portfolio was 0.29% and 0.31% for the three months ended June 30, 2021 and 2020, respectively, and 0.29% and 0.31% for the six months ended June 30, 2021 and 2020, respectively. The vast majority of our portfolio consists of originated MSRs and consequently, the impact of purchased MSRs does not have a material impact on our weighted average service fee.

(4)    Rockethomes.com average unique monthly visitors is calculated by a third party service that monitors website activity. This metric doesn't necessarily have a direct correlation to revenues and is used primarily to monitor consumer interest in the Rockethomes.com site.

(5)    During the three and six months ended June 30, 2021, we processed approximately 0.6 million and 3.0 million unique loan recommendations through the economic injury disaster loans program offered by the Small Business Administration.

(6)    Rocket Auto's Gross Merchandise Value, which represents the vehicle and other vehicle-related sales during the period, was $484 and $844 for the three and six months ended June 30, 2021, respectively.

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
Our sources of revenue include Gain on sale of loans, net, Loan servicing (loss) income, net, Interest income, net, and Other income.
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
Loan servicing (loss) income, net
The value of newly originated MSRs is recognized as a component of the gain on sale of loans, net when loans are sold and the associated servicing rights are retained. Loan servicing fee income consists of the contractual fees earned for servicing the loans and includes ancillary revenue such as late fees and modification incentives. Loan servicing fee income is recorded to income as earned, which is upon collection of payments from borrowers. We have elected to subsequently measure the MSRs at fair value on a recurring basis. Changes in fair value of MSRs, net primarily due to the realization of expected cash flows and/or changes in valuation inputs and estimates, are recognized in current period earnings. Furthermore, we also include in Loan servicing (loss) income, net the gains and losses related to MSRs collateral for financing liability and MSRs financing liability.

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
Other income
Other income includes revenues generated from Amrock (title insurance services, property valuation, and settlement services), Rocket Homes (real estate network referral fees), Rocket Auto (auto sales business revenues), Core Digital Media (third party lead generation revenues), Rock Connections (third party sales and support revenues), Rocket Loans (personal loans) and professional service fees. The professional service fees represent amounts received in exchange for professional services provided to affiliated companies. Services are provided primarily in connection with technology, facilities, human resources, accounting, training, and security functions. For additional information on such fees, see Note 6, Transactions with Related Parties in the notes to the unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q. Other income also includes revenues from investment interest income.

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

Results of Operations for the Three and Six Months Ended June 30, 2021 and 2020
Summary of Operations

Condensed Statement of Operations Data	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2021	2020	2021	2020
Revenue
Gain on sale of loans, net	$2,341,489	$4,753,584	$5,893,931	$6,575,693
Servicing fee income	343,349	249,842	635,710	506,935
Change in fair value of MSRs	(414,745)	(552,844)	(168,824)	(1,544,096)
Interest income, net	22,267	24,282	49,668	58,865
Other income	376,388	560,949	842,500	804,725
Total revenue, net	2,668,748	5,035,813	7,252,985	6,402,122
Expenses
Salaries, commissions and team member benefits	840,470	854,007	1,682,669	1,537,613
General and administrative expenses	262,815	289,183	554,234	483,257
Marketing and advertising expenses	306,685	202,198	627,528	420,191
Interest and amortization expense on non-funding-debt	35,038	33,168	70,609	66,275
Other expenses	187,090	193,175	503,957	331,657
Total expenses	1,632,098	1,571,731	3,438,997	2,838,993
Net income	$1,036,650	$3,464,082	$3,813,988	$3,563,129
Net (income) loss attributable to non-controlling interest	(975,530)	(3,464,082)	(3,629,166)	(3,563,129)
Net income attributable to Rocket Companies	$61,120	$—	$184,822	$—
Gain on sale of loans, net

The components of gain on sale of loans for the periods presented were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2021	2020	2021	2020
Net gain on sale of loans (1)	$1,704,139	$3,087,003	$4,291,569	$4,499,134
Fair value of originated MSRs	857,111	669,923	2,030,275	1,205,342
Benefit from (provision for) investor reserves	19,316	(7,786)	13,969	(9,363)
Fair value adjustment gain on loans held for sale and IRLCs	357,026	1,458,539	(1,526,917)	2,393,868
Revaluation loss from forward commitments economically hedging loans held for sale and IRLCs	(596,103)	(454,095)	1,085,035	(1,513,288)
Gain on sale of loans, net	$2,341,489	$4,753,584	$5,893,931	$6,575,693

(1)    Net gain on sale of loans represents the premium received in excess of the UPB, plus net origination fees.

The table below provides details of the characteristics of our mortgage loan production for each of the periods presented:

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Loan origination volume by type	2021	2020	2021	2020
Conventional Conforming	$63,849,712	$58,938,294	$144,960,644	$96,853,179
FHA/VA	12,986,323	11,014,894	31,392,944	21,803,679
Non-Agency	6,928,203	2,370,793	10,935,788	5,370,955
Total mortgage loan origination volume	$83,764,238	$72,323,981	$187,289,376	$124,027,813
Portfolio metrics
Average loan amount	$281	$274	$278	$275
Weighted average loan-to-value ratio	68.37%	70.64%	67.83%	71.60%
Weighted average credit score	749	754	752	751
Weighted average loan rate	2.88%	3.22%	2.78%	3.36%
Percentage of loans sold
To GSEs and government	92.96%	93.87%	94.84%	93.09%
To other counterparties	7.04%	6.13%	5.16%	6.91%
Servicing-retained	94.10%	94.23%	95.99%	94.76%
Servicing-released	5.90%	5.77%	4.01%	5.24%
Net rate lock volume (1)	$83,586,479	$91,977,659	$178,702,224	$148,027,603
Gain on sale margin (2)	2.78%	5.19%	3.29%	4.45%

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
Gain on sale of loans, net was $2.3 billion for the three months ended June 30, 2021, a decrease of $2.4 billion, or 50.7%, as compared with $4.8 billion for the three months ended June 30, 2020. The decrease in gain on sale of loans, net was primarily driven by a decrease in gain on sale margin to 2.78% from 5.19%, partially offset by an increase in mortgage loan origination volume of $11.4 billion, or 15.8%, for the three months ended June 30, 2021 and 2020, respectively. The decrease in gain on sale margin in 2021 reflects a tighter spread between primary and secondary mortgage rates and an increase in mix of our Partner Network as a percentage of our total originations. The primary mortgage rate is the rate at which lenders originate loans with borrowers and the secondary mortgage rate is the rate at which lenders securitize those loans into mortgage backed securities.

Gain on sale of loans, net was $5.9 billion for the six months ended June 30, 2021, a decrease of $0.7 billion, or 10.4%, as compared with $6.6 billion for the six months ended June 30, 2020. The decrease in gain on sale of loans, net was primarily driven by a decrease in gain on sale margin to 3.29% from 4.45%, partially offset by an increase in mortgage loan origination volume of $63.3 billion, or 51.0%, for the six months ended June 30, 2021 and 2020, respectively. The decrease in gain on sale margin in 2021 reflects a tighter spread between primary and secondary mortgage rates and an increase in mix of our Partner Network as a percentage of our total originations. The primary mortgage rate is the rate at which lenders originate loans with borrowers and the secondary mortgage rate is the rate at which lenders securitize those loans into mortgage backed securities.

Net gain on sales of loans decreased $1.4 billion, or 44.8%, to $1.7 billion in the three months ended June 30, 2021 compared to $3.1 billion in the three months ended June 30, 2020. This was driven by a decrease in gain on sale margin, partially offset by an increase in mortgage loan origination volume, noted above.

Net gain on sales of loans decreased $207.6 million, or 4.6%, to $4.3 billion in the six months ended June 30, 2021 compared to $4.5 billion in the six months ended June 30, 2020. This was driven by a decrease in gain on sale margin, partially offset by an increase in mortgage loan origination volume, noted above.

The fair value of MSRs originated was $857.1 million for the three months ended June 30, 2021, an increase of $187.2 million, or 27.9%, as compared with $669.9 million during the three months ended June 30, 2020. The increase was primarily due to an increase to funded loan volume of $12.5 billion, or 18.8%, from $66.5 billion for the three months ended June 30, 2020 to $79.0 billion for the three months ended June 30, 2021. MSR assets are created at the time Mortgage Loans Held for Sale are securitized and sold to investors for cash, while the Company retains the MSR. The increase in funded loan volume was partially offset by a decrease in the weighted average servicing fee during the three months ended June 30, 2021 as compared to the three months ended June 30, 2020.

The fair value of MSRs originated was $2.0 billion for the six months ended June 30, 2021, an increase of $824.9 million, or 68.4%, as compared with $1.2 billion during the six months ended June 30, 2020. The increase was primarily due to an increase in funded loan volume of $67.2 billion, or 57.2%, from $117.5 billion for the six months ended June 30, 2020 to $184.8 billion for the six months ended June 30, 2021. MSR assets are created at the time Mortgage Loans Held for Sale are securitized and sold to investors for cash, while the Company retains the MSR. The increase in funded loan volume was partially offset by a decrease in the weighted average servicing fee during the six months ended June 30, 2021 as compared to the six months ended June 30, 2020.

Loan servicing (loss) income, net
For the periods presented, Loan servicing (loss) income, net consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2021	2020	2021	2020
Retained servicing fee	$335,494	$244,125	$619,103	$491,727
Subservicing income	2,465	1,963	4,994	3,555
Ancillary income	5,390	3,754	11,613	11,653
Servicing fee income	343,349	249,842	635,710	506,935
Change in valuation model inputs or assumptions	(141,073)	(272,885)	442,234	(1,078,421)
Change in fair value of MSRs hedge	19,761	(1,492)	(19,096)	60,717
Collection / realization of cash flows	(293,433)	(278,467)	(591,962)	(526,392)
Change in fair value of MSRs	(414,745)	(552,844)	(168,824)	(1,544,096)
Loan servicing (loss) income, net	$(71,396)	$(303,002)	$466,886	$(1,037,161)

	June 30,
($ in thousands)	2021	2020
MSRs UPB of loans serviced	$466,444,905	$346,870,713
Number of MSRs loans serviced	2,247,454	1,818,462
UPB of loans subserviced and temporarily serviced	$40,722,673	$31,286,125
Number of loans subserviced and temporarily serviced	125,161	111,670
Total serviced UPB	$507,167,578	$378,156,838
Total loans serviced	2,372,615	1,930,132
MSRs fair value	$4,644,172	$2,289,209
Total serviced delinquency rate, excluding loans in forbearance (60+)	0.71%	0.65%
Total serviced delinquency count (60+) as % of total	2.60%	3.71%
Weighted average credit score	741	736
Weighted average LTV	70.87%	74.47%
Weighted average loan rate	3.21%	3.88%
Weighted average service fee	0.29%	0.31%

Loan servicing (loss) income, net was $71.4 million for the three months ended June 30, 2021, which compares to Loan servicing (loss) income, net of $303.0 million for the three months ended June 30, 2020. The reduction of the loss was driven primarily by an increase in servicing fee income to $343.3 million in 2021 as compared to $249.8 million in 2020, as a result of the increase in the UPB of loans serviced for the period.

Loan servicing (loss) income, net was $466.9 million for the six months ended June 30, 2021, which compares to Loan servicing (loss) income, net of $1,037.2 million for the six months ended June 30, 2020. The increase was driven primarily by a smaller decrease in fair market value of MSRs of $168.8 million in 2021 as compared to a reduction in fair market value of MSRs of $1,544.1 million in 2020.

The change in MSRs fair value was a net loss of $414.7 million for the three months ended June 30, 2021, as compared with a net loss of $552.8 million for the three months ended June 30, 2020. The change in fair value during the three months ended June 30, 2021 included $293.4 million of loss due to collection/realization of cash flows and a decrease in fair value due to change in valuation assumptions (net of hedges) of $121.3 million primarily driven by a decrease in prepayment speeds from 10.9% at March 31, 2021 to 10.5% at June 30, 2021. The prepayment speed valuation assumption represents the annual rate at which serviced clients are estimated to repay their UPB. The decrease in fair value during the three months ended June 30, 2020 included $278.5 million of due to collection/realization of cash flows and a decrease in fair value due to changes in valuation model inputs or assumptions (net of hedges) of $274.4 million. The overall prepayment assumptions decreased from 19.7% at March 31, 2020 to 19.2% at June 30, 2020, driven primarily by MSR new adds during the quarter. Excluding the addition of new MSRs, the prepayment speeds increased at June 30, 2020 relative to March 31, 2020 resulting in the decrease in fair value due to changes in valuation assumptions noted above.

The change in MSRs fair value was a net loss of $168.8 million for the six months ended June 30, 2021, as compared with a net loss of $1,544.1 million for the six months ended June 30, 2020. The change in fair value during the six months ended June 30, 2021 included $592.0 million of loss due to collection/realization of cash flows and an increase in fair value due to change in valuation assumptions (net of hedges) of $423.1 million primarily driven by a decrease in prepayment speeds from 15.8% at December 31, 2020 to 10.5% at June 30, 2021. The decrease in fair value during the six months ended June 30, 2020 included $526.4 million of due to collection/realization of cash flows and a decrease in fair value due to changes in valuation model inputs or assumptions (net of hedges) of $1.0 billion primarily driven by an increase in prepayment speeds from 14.5% at December 31, 2019 to 19.2% at June 30, 2020.

Interest income, net
The components of Interest income, net for the periods presented were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2021	2020	2021	2020
Interest income	$86,645	$78,039	$181,890	$152,081
Interest expense on funding facilities	(64,378)	(53,757)	(132,222)	(93,216)
Interest income, net	$22,267	$24,282	$49,668	$58,865

Interest income, net was $22.3 million for the three months ended June 30, 2021, a decrease of $2.0 million, or 8.3%, as compared to $24.3 million for the three months ended June 30, 2020. The decrease was driven by an increase in interest expense that was a result of increased production volume, as well as a decrease in mortgage rates.

Interest income, net was $49.7 million for the six months ended June 30, 2021, a decrease of $9.2 million, or 15.6%, as compared to $58.9 million for the six months ended June 30, 2020. The decrease was driven by an increase in interest expense that was a result of increased production volume, as well as a decrease in note rates.

Other income

Other income decreased $184.6 million, or 33%, to $376.4 million for the three months ended June 30, 2021 as compared to $560.9 million for the three months ended June 30, 2020. The decrease was driven by a decrease in revenues generated from Rocket Loans loan recommendations through the economic injury disaster loans program offered by the Small Business Administration.

Other income increased $37.8 million, or 5%, to $842.5 million for the six months ended June 30, 2021 as compared to $804.7 million for the six months ended June 30, 2020. The increase was driven by revenues generated from Amrock's title insurance services, property valuation and settlement services that were also driven by the increase in origination volume noted above, partially offset by the decrease in revenues generated from Rocket Loans loan recommendations through the economic injury disaster loans program offered by the Small Business Administration.

Expenses

Expenses for the periods presented were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2021	2020	2021	2020
Salaries, commissions and team member benefits	$840,470	$854,007	$1,682,669	$1,537,613
General and administrative expenses	262,815	289,183	554,234	483,257
Marketing and advertising expenses	306,685	202,198	627,528	420,191
Interest and amortization expense on non-funding debt	35,038	33,168	70,609	66,275
Other expenses	187,090	193,175	503,957	331,657
Total expenses	$1,632,098	$1,571,731	$3,438,997	$2,838,993

Total expenses were $1.6 billion for the three months ended June 30, 2021, an increase of $60.4 million or 3.8%, as compared with $1.6 billion for the three months ended June 30, 2020. This was driven primarily by an increase in marketing and advertising expenses, partially offset by decreases in salaries, commissions and team member benefits, general and administrative expenses, and other expenses as described below.

Total expenses were $3.4 billion for the six months ended June 30, 2021, an increase of $0.6 billion or 21.1%, as compared with $2.8 billion for the six months ended June 30, 2020. This was driven primarily by increases in salaries, commissions and team member benefits, general and administrative expenses, marketing and advertising, and other expenses as described below.

Salaries, commissions and team member benefits were $840.5 million for the three months ended June 30, 2021, a decrease of $13.5 million, or 1.6%, as compared with $854.0 million for the three months ended June 30, 2020. The decrease was primarily due to a decrease in variable compensation related to a decrease in rate lock volume.

Salaries, commissions and team member benefits were $1.7 billion for the six months ended June 30, 2021, an increase of $145.1 million, or 9.4%, as compared with $1.5 billion for the six months ended June 30, 2020. The increase was primarily due to an increase in team members to support increased production.

General and administrative expenses were $262.8 million for the three months ended June 30, 2021, a decrease of $26.4 million, or 9.1%, as compared with $289.2 million for the three months ended June 30, 2020. The decreased expense was driven primarily by decreases in loan processing costs.

General and administrative expenses were $554.2 million for the six months ended June 30, 2021, an increase of $71.0 million, or 14.7%, as compared with $483.3 million for the six months ended June 30, 2020. The increased expense was driven primarily by increased technology spend to support the increase in production.

Marketing and advertising expenses were $306.7 million for the three months ended June 30, 2021, an increase of $104.5 million, or 51.7% as compared with $202.2 million for the three months ended June 30, 2020. In 2021, the Company’s brand marketing spend increased from new national campaigns with the reintroduction of many sporting and other live events that were cancelled in 2020 due to the COVID-19 pandemic. Also, in 2021 the Company’s performance marketing spend increased as compared to the prior period supporting our increase in loan origination volume.

Marketing and advertising expenses were $627.5 million for the six months ended June 30, 2021, an increase of $207.3 million, or 49.3% as compared with $420.2 million for the six months ended June 30, 2020. In 2021, the Company’s brand marketing spend increased from new national campaigns with the reintroduction of many sporting and other live events that were cancelled in 2020 due to the COVID-19 pandemic. Also, in 2021 the Company’s performance marketing spend increased as compared to the prior period supporting our increase in loan origination volume.

Other expenses were $187.1 million for the three months ended June 30, 2021, a decrease of $6.1 million, or 3.1%, as compared with $193.2 million for the three months ended June 30, 2020. The decrease was due to a decrease in expenses incurred from the sale of MSRs associated with prepayment provisions within the sales agreement.

Other expenses were $504.0 million for the six months ended June 30, 2021, an increase of $172.3 million, or 52.0%, as compared with $331.7 million for the six months ended June 30, 2020. The increased expense was driven primarily by an increase in expenses incurred to support the higher level of title insurance services, property valuation and settlement services due to the increased origination volumes noted above, an increase in payoff interest expense, expenses incurred from the sale of MSRs associated with prepayment provisions within the sales agreement, and an increase in our provision for income taxes as a result of higher income before income taxes and a higher effective tax rate for six months ended June 30, 2021.

Summary Results by Segment for the Three and Six Months Ended June 30, 2021 and 2020

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

We measure the performance of the segments primarily on a contribution margin basis. Contribution margin is intended to measure the direct profitability of each segment and is calculated as Adjusted Revenue less directly attributable expenses. Adjusted Revenue is a non-GAAP financial measure described above. Directly attributable expenses include Salaries, commissions and team member benefits, Marketing and advertising expenses, General and administrative expenses and Other expenses, such as direct servicing costs and origination costs. For segments, we measure gain on sale margin of funded loans and refer to this metric as ‘funded loan gain on sale margin.’ A loan is considered funded when it is sold to investors on the secondary market. Funded loan gain on sale margin represents revenues on loans that have been funded divided by the funded UPB amount. Funded loan gain on sale margin is used specifically in the context of measuring the gain on sale margins of our Direct to Consumer and Partner Network segments. Funded loan gain on sale margin is an important metric in evaluating the revenue generating performance of our segments as it allows us to measure this metric at a segment level with a high degree of precision. By contrast, ‘gain on sale margin’, which we use outside of the segment discussion, measures the gain on sale revenue generation of our combined mortgage business. See below for our overview and discussion of segment results for the three and six months ended June 30, 2021 and 2020. For additional discussion, see Note 12, Segments of the notes to the unaudited condensed consolidated financial statements of this Form 10-Q.

Direct to Consumer Results

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2021	2020	2021	2020
Funded Loan Volume	$48,902,086	$46,776,841	$113,930,523	$78,467,954
Funded Loan Gain on Sale Margin	4.66%	5.09%	5.06%	4.93%
Revenue
Gain on sale	$2,050,639	$4,020,492	$4,914,239	$5,631,324
Interest income	52,489	51,012	111,157	98,322
Interest expense on funding facilities	(39,409)	(35,397)	(81,414)	(60,782)
Service fee income	342,687	248,873	634,339	504,863
Changes in fair value of MSRs	(414,745)	(552,844)	(168,824)	(1,544,096)
Other income	229,860	206,538	534,772	351,561
Total Revenue, net	$2,221,521	$3,938,674	$5,944,269	$4,981,192
Decrease (increase) in MSRs due to valuation assumptions (net of hedges)	121,312	274,377	(423,138)	1,017,704
Adjusted Revenue	$2,342,833	$4,213,051	$5,521,131	$5,998,896
Less: Directly Attributable Expenses (1)	907,963	948,900	1,926,460	1,729,520
Contribution Margin	$1,434,870	$3,264,151	$3,594,671	$4,269,376

(1)    Direct expenses attributable to operating segments exclude corporate overhead, depreciation and amortization, and interest and amortization expense on non-funding debt.

For the three months ended June 30, 2021, Direct to Consumer Adjusted Revenue decreased $1.9 billion, or 44.4% to $2.3 billion from $4.2 billion for the three months ended June 30, 2020. The decrease was driven by a decline in Direct to Consumer mortgage net rate lock volume and margins resulting in a decrease in Gain on sale revenue of $2.0 billion, or 49%, in 2021. On a funded loan basis, the Direct to Consumer segment generated $48.9 billion in volume during the three months ended June 30, 2021, an increase of $2.1 billion, or 4.5% as compared to the three months ended June 30, 2020. In addition, funded loan gain on sale margin was 4.7% during the three months ended June 30, 2021 as compared to 5.1% during the three months ended June 30, 2020, driven primarily by a compression in primary-secondary spreads which led to margin suppression during the three months ended June 30, 2021 as compared to the three months ended June 30, 2020.

For the three months ended June 30, 2021, Direct to Consumer Attributable Expenses decreased $40.9 million, or 4.3%, to $908.0 million during the three months ended June 30, 2021 compared to $948.9 million during the three months ended June 30, 2020. The decrease was primarily due to a decrease in variable compensation and loan processing costs, as well as a decrease in expenses incurred due to lower levels of title insurance services, valuation, and settlement services and a decrease in payoff interest expense associated with the decrease in rate lock volume.

For the three months ended June 30, 2021, Direct to Consumer Contribution Margin decreased $1.8 billion, or 56.0%, to $1.4 billion, compared to $3.3 billion during the three months ended June 30, 2020. The decrease in Contribution Margin was driven primarily by the decrease in Direct to Consumer net rate lock volume and net rate lock gain on sale margin noted above.

For the six months ended June 30, 2021, Direct to Consumer Adjusted Revenue decreased $0.5 billion, or 8.0% to $5.5 billion from $6.0 billion for the six months ended June 30, 2020. The decrease was driven by a decline in Direct to Consumer net rate lock margins. On a funded loan basis, the Direct to Consumer segment generated $113.9 billion in volume for the six months ended June 30, 2021, an increase of $35.5 billion, or 45.2% as compared to the six months ended June 30, 2020. In addition, funded loan gain on sale margin was 5.06% for the six months ended June 30, 2021 as compared to 4.93% for the six months ended June 30, 2020.

For the six months ended June 30, 2021, Direct to Consumer Attributable Expenses increased $0.2 billion, or 11.4%, to $1.9 billion for the six months ended June 30, 2021 compared to $1.7 billion for the six months ended June 30, 2020. The increase was primarily due to an increase in variable compensation and an increase in team members in production roles needed to support growth. The increase also reflects greater loan processing costs due to higher origination volumes and an increase in expenses incurred to support the higher level of title insurance services, valuation, and settlement services due to the increased origination volumes noted above, as well as a decrease in payoff interest expense.

For the six months ended June 30, 2021, Direct to Consumer Contribution Margin decreased $0.7 billion, or 15.8%, to $3.6 billion, compared to $4.3 billion for the six months ended June 30, 2020. The decrease in Contribution Margin was driven primarily by a decrease in net rate lock gain on sale margins.

Partner Network Results

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2021	2020	2021	2020
Funded Loan Volume	$30,119,969	$19,732,169	$70,848,564	$39,064,260
Funded Loan Gain on Sale Margin	1.16%	2.10%	1.60%	1.45%
Revenue
Gain on sale	$287,651	$734,662	$972,080	$938,109
Interest income	33,222	26,376	69,283	51,947
Interest expense on funding facilities	(24,943)	(18,302)	(50,762)	(32,023)
Other income	23,228	39,859	51,005	59,469
Total Revenue, net	$319,158	$782,595	$1,041,606	$1,017,502
Decrease (increase) in MSRs due to valuation assumptions (net of hedges)	—	—	—	—
Adjusted Revenue	$319,158	$782,595	$1,041,606	$1,017,502
Less: Directly Attributable Expenses	176,065	139,140	355,842	231,084
Total Contribution Margin	$143,093	$643,455	$685,764	$786,418

For the three months ended June 30, 2021, Partner Network Adjusted Revenue decreased $463.4 million, or 59.2% to $319.2 million, from $782.6 million for the three months ended June 30, 2020. The decrease was driven by lower Partner Network net rate lock gain on sale margins resulting in a decrease in gain on sale revenue of $447.0 million, or 60.8%, in for the three months ended June 30, 2021. On a funded loan basis, the Partner Network segment generated $30.1 billion in volume for the three months ended June 30, 2021, an increase of $10.4 billion, or 52.6% as compared to the three months ended June 30, 2020. In addition, funded loan gain on sale margin was 1.2% in 2021 as compared to 2.1% in 2020.

For the three months ended June 30, 2021, Partner Network Directly Attributable Expenses increased $36.9 million, or 26.5%, to $176.1 million in the three months ended June 30, 2021 compared to $139.1 million for the three months ended June 30, 2020. The increase was primarily due to an increase in variable compensation and an increase in team members in production roles needed to support growth.

For the three months ended June 30, 2021, Partner Network Contribution Margin decreased $500.4 million, or 77.8%, to $143.1 million in the three months ended June 30, 2021 compared to $643.5 million for the three months ended June 30, 2020. The decrease in Contribution Margin was driven primarily by the decrease in Partner Network net rate lock gain on sale margin noted above; this was offset partially by an increase in Partner Network originations.

For the six months ended June 30, 2021, Partner Network Adjusted Revenue increased $24.1 million, or 2.4% to $1,041.6 million, from $1,017.5 million for the six months ended June 30, 2020. The increase was driven by growth in Partner Network mortgage originations resulting in an increase in gain on sale revenue of $34.0 million, or 3.6%, for the six months ended June 30, 2021. On a funded loan basis, the Partner Network segment generated $70.8 billion in volume for the six months ended June 30, 2021, an increase of $31.8 billion, or 81.4% as compared to the six months ended June 30, 2020. In addition, funded loan gain on sale margin was 1.60% for the six months ended June 30, 2021 as compared to 1.45% for the six months ended June 30, 2020.

For the six months ended June 30, 2021, Partner Network Directly Attributable Expenses increased $124.8 million, or 54.0%, to $355.8 million in 2021 compared to $231.1 million for the six months ended June 30, 2020. The increase was primarily due to an increase in variable compensation and an increase in team members in production roles needed to support growth.

For the six months ended June 30, 2021, Partner Network Contribution Margin decreased $100.7 million, or 12.8%, to $685.8 million in 2021 compared to $786.4 million for the six months ended June 30, 2020. The decrease in Contribution Margin was driven primarily by a decrease in net rate lock gain on sale margins and an increase in directly attributable expenses, offset partially by an increase in Partner Network originations.

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

In order to originate and aggregate loans for sale into the secondary market, we use our own working capital and borrow or obtain money on a short-term basis primarily through committed and uncommitted loan funding facilities established with large global banks.

Our loan funding facilities are primarily in the form of master repurchase agreements. We also have loan funding facilities directly with the GSEs. Loans financed under these facilities are generally financed at approximately 97% to 99% of the principal balance of the loan (although certain types of loans are financed at lower percentages of the principal balance of the loan), which requires us to fund the balance from cash generated from operations. Once closed, the underlying residential mortgage loan that is held for sale is pledged as collateral for the borrowing or advance that was made under these loan funding facilities. In most cases, the loans will remain in one of the loan funding facilities for only a short time, generally less than one month, until the loans are pooled and sold. During the time the loans are held for sale, we earn interest income from the borrower on the underlying mortgage loan. This income is partially offset by the interest and fees we have to pay under the loan funding facilities.

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

As discussed in Note 5, Borrowings, of the notes to the unaudited condensed consolidated financial statements included in this Form 10-Q, as of June 30, 2021, we had 19 different funding facilities in different amounts and with various maturities together with the 5.250% Senior Notes due 2028, 3.625% Senior Notes due 2029, and 3.875% Senior Notes due 2031. At June 30, 2021, the aggregate available amount under our facilities was $31.4 billion, with combined outstanding balances of $19.4 billion and unutilized capacity of $12.0 billion.

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

The amount owed and outstanding on our loan funding facilities fluctuates significantly based on our origination volume, the amount of time it takes us to sell the loans it originates, and the amount of loans being self-funded with cash. We may from time to time use surplus cash to “buy-down” the effective interest rate of certain loan funding facilities or to self-fund a portion of our loan originations. As of June 30, 2021, $2.9 billion of our cash was used to buy-down our funding facilities and self-fund, $500.0 million of which are buy-down funds that are included in Cash and cash equivalents on the Condensed Consolidated Balance Sheets and an estimated $2.4 billion of which is discretionary self-funding that reduces Cash and cash equivalents on the Condensed Consolidated Balance Sheets. We have the ability to withdraw the $500.0 million at any time, unless a margin call has been made or a default has occurred under the relevant facilities. The Company has an estimated $2.4 billion of discretionary self-funded loans, of which a portion can be transferred to a warehouse line or the early buy out line, provided that such loans meet the eligibility criteria to be placed on such lines. The remaining portion will be funded in normal course over a short period of time, generally less than one month. In addition to the $2.4 billion of corporate cash used for discretionary self-funding of loans as of June 30, 2021, we had an additional $2.0 billion of cash on-hand, for a total of $4.4 billion of available cash.

Our loan funding facilities, early buy out facilities, MSRs facility and unsecured lines of credit also generally require us to comply with certain operating and financial covenants and the availability of funds under these facilities is subject to, among other conditions, our continued compliance with these covenants. These financial covenants include, but are not limited to, maintaining (1) a certain minimum tangible net worth, (2) minimum liquidity, (3) a maximum ratio of total liabilities or total debt to tangible net worth and (4) pre-tax net income requirements. A breach of these covenants can result in an event of default under these facilities and as such allows the lenders to pursue certain remedies. In addition, each of these facilities, as well as our unsecured lines of credit, includes cross default or cross acceleration provisions that could result in all facilities terminating if an event of default or acceleration of maturity occurs under any facility. We were in compliance with all covenants as of June 30, 2021 and 2020.

As disclosed in further detail Item 5. Other Information of this Quarterly Report on Form 10-Q, on August 10, 2021, we refinanced, and extended the maturity of, our revolving credit agreement.

June 30, 2021 compared to June 30, 2020

Cash Flows

Our Cash and cash equivalents and Restricted cash were $2.1 billion at June 30, 2021, an increase of $200.6 million, or 10.8%, compared to $1.9 billion at June 30, 2020. The increase in the Cash and cash equivalents and Restricted cash balance was mainly impacted by a net increase from earnings for the period adjusted for non-cash items. The increase was partially offset by distributions made to other unit holders (member) of Holdings.

Equity

Equity was $8.2 billion as of June 30, 2021, an increase of $2.6 billion, or 47.4%, as compared to $5.6 billion as of June 30, 2020. The change was primarily the result of net income of $9.7 billion and share-based compensation of $153.3 million. The increase was partially offset by transfers and distributions made to the parent company and to other unit holders (member) of Holdings.

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

In addition to the $2.2 billion Special Dividend, we had $1.4 billion in tax distributions, for a total of $3.6 billion of distributions during the six months ended June 30, 2021. During the six months ended June 30, 2020, we had net transfers to the parent company of $1.6 billion. Except for tax distributions, these distributions are at the discretion of our board of directors.

Contractual Obligations, Commercial Commitments, and Other Contingencies

There were no material changes outside the ordinary course of business to our outstanding contractual obligations as of June 30, 2021 from information and amounts previously disclosed as of December 31, 2020 in our Annual Report on Form 10-K under the caption “Contractual Obligations, Commercial Commitments, and Other Contingencies”. Refer to Notes 5, Borrowings, and 10, Commitments, Contingencies and Guarantees, of the notes to the condensed consolidated financial statements for further discussion of contractual obligations, commercial commitments, and other contingencies, including legal contingencies.
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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of June 30, 2021, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures and internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Because of inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

The following table shows the Share Repurchase Program activity during the three months ended June 30, 2021:

Period	Number of Shares Repurchased	Average Repurchase Price Per Share	Total Repurchase Amount
4/1/2021 to 4/30/2021	—	$—	$—
5/1/2021 to 5/31/2021	496,829	16.73	8,312,921
6/1/2021 to 6/30/2021	—	—	—
Total for the three months ended June 30, 2021	496,829	$16.73	$8,312,921

There were no shares repurchased under the Share Repurchase Program prior to May of 2021. Approximately $991.7 million of the Share Repurchase Program remained available as of June 30, 2021.

Item 5. Other Information

On August 10, 2021 (the “Closing Date”), Rocket Mortgage, LLC (the “Rocket Mortgage”), a Michigan limited liability company, as borrower, entered into a new Revolving Credit Agreement (the “2021 Credit Agreement”), by and among Rocket Mortgage, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”), with an initial aggregate commitment of $1.0 billion, maturing on August 10, 2024.

Proceeds of the borrowings under the 2021 Credit Agreement will be used for general corporate purposes. Borrowings under the 2021 Credit Agreement are unsecured and will bear interest at a rate equal to, at Rocket Mortgage’s option, either (a) a Eurodollar rate determined by reference to adjusted LIBOR for the interest period, plus an applicable margin (determined based on Rocket Mortgage’s credit rating) or (b) a base rate determined by reference to the highest of (i) the federal funds rate plus 0.50% per annum, (ii) the rate last quoted by the Wall Street Journal as the US prime rate and (iii) the one-month adjusted LIBOR plus 1.00% per annum, in each case, plus an applicable margin (determined based on Rocket Mortgage’s credit rating). In addition, the 2021 Credit Agreement requires Rocket Mortgage to pay a commitment fee (determined based on Rocket Mortgage’s corporate credit rating) in respect of the unused commitments under the 2021 Credit Agreement.

The 2021 Credit Agreement contains certain customary events of default, including relating to a change of control, and certain covenants and restrictions that limit Rocket Mortgage’s and its subsidiaries’ ability to, among other things, incur additional debt; create liens on certain assets; pay dividends on or make distributions in respect of their capital stock or make other restricted payments; consolidate, merge, sell, or otherwise dispose of all or substantially all of their assets; and enter into certain transactions with their affiliates.

Rocket Mortgage is also subject to certain financial maintenance covenants under the 2021 Credit Agreement, which require Rocket Mortgage and its subsidiaries to not exceed specified leverage and corporate debt ratios at the end of each fiscal quarter, and to maintain minimum liquidity and tangible net worth.

If Rocket Mortgage fails to perform its obligations under these and other covenants, or should any event of default occur, the revolving loan commitments under the 2021 Credit Agreement could be terminated and any outstanding borrowings, together with accrued interest, under the 2021 Credit Agreement could be declared immediately due and payable.

The foregoing description of the 2021 Credit Agreement does not purport to be complete and is subject to, and qualified in its entirety by reference to the full text of the 2021 Credit Agreement, a copy of which is filed as Exhibit 10.8 hereto and incorporated by reference herein.

On the Closing Date, Rocket Mortgage terminated the Revolving Credit Agreement, dated as of August 10, 2020 (the “2020 Credit Agreement”), among Rocket Mortgage, the lenders party thereto and JPMorgan Chase Bank, N.A.. No early termination penalties or prepayment premium were incurred by Rocket Mortgage in connection with the termination of the 2020 Credit Agreement.

Item 6. Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Rocket Companies, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed on September 2, 2020)
3.2	Amended and Restated Bylaws of Rocket Companies, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, filed on September 2, 2020)
31.1*	Certification of CEO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)
31.2*	Certification of CFO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)
32.1*	Certification by the CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification by the CFO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
10.1*	Amendment No. 11 to Master Repurchase Agreement, dated April 22, 2021, by and between Bank of America, N.A., as buyer, and Quicken Loans, LLC, as seller
10.2*
Amendment No. 12 to Amended and Restated Master Repurchase Agreement, dated April 14, 2021, by and between UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as buyer, and Quicken Loans, LLC, as seller

10.3*
Amendment No. 13 to Amended and Restated Master Repurchase Agreement, dated May 28, 2021, by and between UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as buyer, and Quicken Loans, LLC, as seller

10.4*
Amendment No. 1 to Master Repurchase Agreement, dated as of May 25, 2021, by and among Nomura Corporate Funding Americas, LLC, as a buyer and as agent, Oakdale Secured Funding Trust Quartz, as a buyer, other buyers from time to time party thereto and Quicken Loans, LLC, as Seller

10.5*	Amended and Restated Master Repurchase Agreement, dated June 29, 2021, among Bank of America, N.A., as buyer, RCKT Mortgage SPE-A, LLC, as seller, and Quicken Loans, LLC, as guarantor
10.6*
Eighteenth Amendment to Master Repurchase Agreement, dated July 16, 2021, by and among JPMorgan Chase Bank, N.A., as buyer and administrative agent for the buyers, the other Buyers from time to time party thereto, and Quicken Loans, LLC, as seller

10.7*
Amendment Number Four to Master Repurchase Agreement, dated August 2, 2021, by and among Morgan Stanley Bank, N.A., as buyer, Morgan Stanley Mortgage Capital Holdings LLC, as agent, and Rocket Mortgage, LLC, as seller

10.8*	Revolving Credit Agreement, dated as of August 10, 2021, by and among Rocket Mortgage, LLC as Borrower, the Lenders Party Thereto and JPMorgan Chase Bank, N.A., as Administrative Agent
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rocket Companies, Inc.

August 13, 2021	By:	/s/ Julie Booth
Date		Name: Julie Booth
Chief Financial Officer and Treasurer
(Principal Financial Officer)