Form 10-Q
period 2021-09-30
Rocket Companies, Inc.
filed 2021-11-09
CIK 1805284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of November 3, 2021, 135,133,288 shares of the registrant's Class A common stock, $0.00001 par value, and 1,848,879,483 shares of the registrant's Class D common stock, $0.00001 par value, were outstanding.

Rocket Companies, Inc.
Form 10-Q
For the period ended September 30, 2021

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)
Rocket Companies, Inc.
Condensed Consolidated Balance Sheets
(In Thousands, Except Shares and Per Share Amounts)

	September 30, 2021	December 31, 2020
Assets	(Unaudited)
Cash and cash equivalents	$2,233,667	$1,971,085
Restricted cash	145,978	83,018
Mortgage loans held for sale, at fair value	23,251,936	22,865,106
Interest rate lock commitments (“IRLCs”), at fair value	794,258	1,897,194
Mortgage servicing rights (“MSRs”), at fair value	4,701,045	2,862,685
MSRs collateral for financing liability, at fair value	—	205,033
Notes receivable and due from affiliates	9,671	22,172
Property and equipment, net of accumulated depreciation and amortization of $549,657 and $497,812, respectively	253,886	211,161
Deferred tax asset, net	588,507	519,933
Lease right of use assets	328,361	238,546
Forward commitments, at fair value	253,200	20,584
Loans subject to repurchase right from Ginnie Mae	2,306,673	5,696,608
Other assets	941,843	941,477
Total assets	$35,809,025	$37,534,602
Liabilities and equity
Liabilities
Funding facilities	$16,623,031	$17,742,573
Other financing facilities and debt
Lines of credit	75,000	375,000
Senior Notes, net	2,976,439	2,973,046
Early buy out facility	2,219,319	330,266
MSRs financing liability, at fair value	—	187,794
Accounts payable	347,288	251,960
Lease liabilities	381,104	272,274
Forward commitments, at fair value	35,795	506,071
Investor reserves	80,321	87,191
Notes payable and due to affiliates	29,892	73,896
Tax receivable agreement liability	669,738	550,282
Loans subject to repurchase right from Ginnie Mae	2,306,673	5,696,608
Other liabilities	878,613	605,485
Total liabilities	$26,623,213	$29,652,446
Equity
Class A common stock, $0.00001 par value - 10,000,000,000 shares authorized, 137,367,428 and 115,372,565 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively.	$1	$1
Class B common stock, $0.00001 par value - 6,000,000,000 shares authorized, none issued and outstanding as of September 30, 2021 and December 31, 2020.	—	—
Class C common stock, $0.00001 par value - 6,000,000,000 shares authorized, none issued and outstanding as of September 30, 2021 and December, 31, 2020.	—	—
Class D common stock, $0.00001 par value - 6,000,000,000 shares authorized, 1,848,879,483 and 1,869,079,483 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively.	19	19
Additional paid-in capital	367,860	282,743
Retained earnings	336,594	207,422
Accumulated other comprehensive income	124	317
Non-controlling interest	8,481,214	7,391,654
Total equity	9,185,812	7,882,156
Total liabilities and equity	$35,809,025	$37,534,602
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Rocket Companies, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
(In Thousands, Except Shares and Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue
Gain on sale of loans
Gain on sale of loans excluding fair value of MSRs, net	$1,746,971	$3,443,885	$5,610,627	$8,814,236
Fair value of originated MSRs	907,242	836,557	2,937,517	2,041,899
Gain on sale of loans, net	2,654,213	4,280,442	8,548,144	10,856,135
Loan servicing (loss) income
Servicing fee income	334,348	272,158	970,058	779,093
Change in fair value of MSRs	(341,361)	(392,688)	(556,201)	(1,985,545)
Loan servicing (loss) income, net	(7,013)	(120,530)	413,857	(1,206,452)
Interest income
Interest income	129,963	79,890	311,853	231,971
Interest expense on funding facilities	(72,778)	(69,364)	(205,000)	(162,580)
Interest income, net	57,185	10,526	106,853	69,391
Other income	410,345	445,757	1,252,845	1,250,481
Total revenue, net	3,114,730	4,616,195	10,321,699	10,969,555
Expenses
Salaries, commissions and team member benefits	870,010	816,408	2,552,679	2,354,021
General and administrative expenses	313,405	280,705	867,639	763,962
Marketing and advertising expenses	316,471	250,558	943,999	670,749
Depreciation and amortization	19,577	15,329	55,470	47,633
Interest and amortization expense on non-funding debt	34,163	38,016	104,772	104,291
Other expenses	135,415	158,113	467,584	386,024
Total expenses	1,689,041	1,559,129	4,992,143	4,326,680
Income before income taxes	1,425,689	3,057,066	5,329,556	6,642,875
Provision for income taxes	(32,830)	(61,683)	(122,709)	(84,363)
Net income	1,392,859	2,995,383	5,206,847	6,558,512
Net income attributable to non-controlling interest	(1,317,522)	(2,937,480)	(4,946,688)	(6,500,609)
Net income attributable to Rocket Companies	$75,337	$57,903	$260,159	$57,903

Earnings per share of Class A common stock
Basic	$0.55	$0.54	$2.00	0.54
Diluted	$0.54	$0.54	$2.00	0.54

Weighted average shares outstanding
Basic	137,664,471	106,265,422	129,902,253	106,265,422
Diluted	1,990,828,351	106,265,422	135,392,670	106,265,422

Comprehensive income
Net income	$1,392,859	$2,995,383	$5,206,847	$6,558,512
Cumulative translation adjustment	(995)	410	(194)	(630)
Unrealized (loss) gain on investment securities	(3,639)	(66)	(3,475)	7,021
Comprehensive income	1,388,225	2,995,727	5,203,178	6,564,903
Comprehensive income attributable to non-controlling interest	(1,313,201)	(2,937,826)	(4,943,273)	(6,507,002)
Comprehensive income attributable to Rocket Companies	$75,024	$57,901	$259,905	$57,901
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Rocket Companies, Inc.
Condensed Consolidated Statements of Changes in Equity
(In Thousands, Except Shares and Per Share Amounts)
(Unaudited)

	Class A Common Stock Shares	Class A Common Stock Amount	Class D Common Stock Shares	Class D Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Net Parent Investment	Accumulated Other Comprehensive Income (Loss)	Total Non-controlling Interest	Total Equity
Balance, December 31, 2019	—	$—	—	$—	$—	$—	$3,510,698	$(151)	$5,008	$3,515,555
Net income (loss)	—	—	—	—	—	—	99,487	—	(440)	99,047
Other comprehensive loss	—	—	—	—	—	—	—	(1,439)	(321)	(1,760)
Net transfers to Parent	—	—	—	—	—	—	21,919	—	—	21,919
Share-based compensation, net	—	—	—	—	—	—	29,049	—	9	29,058
Balance, March 31, 2020	—	$—	—	$—	$—	$—	$3,661,153	$(1,590)	$4,256	$3,663,819
Net income (loss)	—	—	—	—	—	—	3,464,518	—	(436)	3,464,082
Other comprehensive income	—	—	—	—	—	—	—	588	131	719
Net transfers to Parent	—	—	—	—	—	—	(1,612,629)	—	—	(1,612,629)
Share-based compensation, net	—	—	—	—	—	—	31,244	—	9	31,253
Other equity adjustment	—	—	—	—	—	—	156	(156)	—	—
Unrealized gain on investment securities	—	—	—	—	—	—	—	7,087	—	7,087
Non-controlling interest attributed to dissolution	—	—	—	—	—	—	—	—	(884)	(884)
Balance, June 30, 2020	—	$—	—	$—	$—	$—	$5,544,442	$5,929	$3,076	$5,553,447
Net income (loss) attributed to NPI prior to reorganization transactions	—	—	—	—	—	—	1,080,284	—	(178)	1,080,106
Other comprehensive income attributed to NPI prior to reorganization transactions	—	—	—	—	—	—	—	309	68	377
Net transfers to parent	—	—	—	—	—	—	(2,236,995)	—	—	(2,236,995)
Stock based compensation attributed to NPI prior to reorganization transactions	—	—	—	—	—	—	885	—	3	888
Effect of reorganization transactions	372,565	—	1,984,079,483	20	245,920	—	(4,388,616)	(5,923)	4,185,331	36,732
Distributions for state taxes on behalf of unit holders (members), net	—	—	—	—	—	(335)	—	—	(5,670)	(6,005)
Proceeds received from IPO, net of cost	100,000,000	1	(100,000,000)	—	1,758,719	—	—	—	(14,645)	1,744,075
Proceeds received from Greenshoe option	15,000,000	—	(15,000,000)	—	263,925	—	—	—	—	263,925
Use of proceeds to purchase Class D shares and Holding Units from RHI	—	—	—	(1)	(2,023,424)	—	—	—	—	(2,023,425)
Increase in controlling interest resulting from Greenshoe	—	—	—	—	2,047	4,847	—	(26)	(6,868)	—
Net income subsequent to reorganization transactions	—	—	—	—	—	53,056	—	—	1,862,222	1,915,278
Other comprehensive income subsequent to reorganization transactions	—	—	—	—	—	—	—	2	32	34
Unrealized loss on investment securities	—	—	—	—	—	—	—	(3)	(63)	(66)
Stock Based Compensation subsequent to reorganization transactions	—	—	—	—	25,619	—	—	—	6,746	32,365
Balance, September 30, 2020	115,372,565	$1	1,869,079,483	$19	$272,806	$57,568	$—	$288	$6,030,054	$6,360,736

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Rocket Companies, Inc.
Condensed Consolidated Statements of Changes in Equity (Continued)
(In Thousands, Except Shares and Per Share Amounts)
(Unaudited)

	Class A Common Stock Shares	Class A Common Stock Amount	Class D Common Stock Shares	Class D Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Net Parent Investment	Accumulated Other Comprehensive Income (Loss)	Total Non-controlling Interest	Total Equity
Balance, December 31, 2020	115,372,565	$1	1,869,079,483	$19	$282,743	$207,422	$—	$317	$7,391,654	$7,882,156
Net income	—	—	—	—	—	123,702	—	—	2,653,636	2,777,338
Other comprehensive income	—	—	—	—	—	—	—	14	293	307
Share-based compensation, net	2,300	—	—	—	2,116	—	—	—	37,033	39,149
Unrealized loss on investment securities	—	—	—	—	—	—	—	(21)	(343)	(364)
Distributions for state taxes on behalf of unit holders (members), net	—	—	—	—	—	(281)	—	—	(4,559)	(4,840)
Distributions to unit holders (members) from subsidiary investment	—	—	—	—	—	—	—	—	(2,242,999)	(2,242,999)
Special Dividend to Class A Shareholders	—	—	—	—	—	(145,903)	—	—	—	(145,903)
Change in controlling interest of investment, net	20,200,000	—	(20,200,000)	—	85,351	(1)	—	55	(84,420)	985
Balance, March 31, 2021	135,574,865	$1	1,848,879,483	$19	$370,210	$184,939	$—	$365	$7,750,295	$8,305,829
Net income	—	—	—	—	—	61,120	—	—	975,530	1,036,650
Other comprehensive income	—	—	—	—	—	—	—	29	465	494
Share-based compensation, net	4,177	—	—	—	2,621	—	—	—	35,622	38,243
Unrealized gain on investment securities	—	—	—	—	—	—	—	36	491	527
Distributions for state taxes on behalf of unit holders (members), net	—	—	—	—	—	(1,346)	—	—	(18,255)	(19,601)
Distributions to unit holders (members) from subsidiary investment	—	—	—	—	—	—	—	—	(1,188,294)	(1,188,294)
Dividend adjustments from forfeited restricted stock units	—	—	—	—	—	211	—	—	111	322
Pushdown of dividend equivalent	—	—	—	—	—	16,427	—	—	(16,427)	—
Issuance of Class A Common Shares under stock compensation and benefit plans	896,701	—	—	—	1,369	—	—	—	18,582	19,951
Repurchase of Class A Common Shares	(496,829)	—	—	—	(8,313)	—	—	—	—	(8,313)
Change in controlling interest of investment, net	—	—	—	—	(1,971)	—	—	1	1,970	—
Balance, June 30, 2021	135,978,914	$1	1,848,879,483	$19	$363,916	$261,351	$—	$431	$7,560,090	$8,185,808
Net income	—	—	—	—	—	75,337	—	—	1,317,522	1,392,859
Other comprehensive loss	—	—	—	—	—	—	—	(59)	(936)	(995)
Share-based compensation, net	2,508,497	—	—	—	2,654	—	—	—	35,656	38,310
Unrealized loss on investment securities	—	—	—	—	—	—	—	(253)	(3,386)	(3,639)
Distributions for state taxes on behalf of unit holders (members), net	—	—	—	—	—	(118)	—	—	(1,594)	(1,712)
Distributions to unit holders (members) from subsidiary investment	—	—	—	—	—	—	—	—	(393,463)	(393,463)
Dividend adjustments from forfeited restricted stock units	—	—	—	—	—	24	—	—	312	336
Taxes withheld on employees' restricted share award vesting	—	—	—	—	(877)	—	—	—	(11,706)	(12,583)
Issuance of Class A Common Shares under stock compensation and benefit plans	947,358	—	—	—	1,135	—	—	—	15,328	16,463
Repurchase of Class A Common Shares	(2,067,341)	—	—	—	(35,572)	—	—	—	—	(35,572)
Change in controlling interest of investment, net	—	—	—	—	36,604	—	—	5	(36,609)	—
Balance, September 30, 2021	137,367,428	$1	1,848,879,483	$19	$367,860	$336,594	$—	$124	$8,481,214	$9,185,812

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Rocket Companies, Inc.
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Operating activities
Net income	$5,206,847	$6,558,512
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	55,470	47,633
Provision for deferred income taxes	54,817	32,021
Origination of mortgage servicing rights	(2,937,517)	(2,041,899)
Change in fair value of MSRs, net	513,344	1,929,515
Gain on sale of loans excluding fair value of MSRs, net	(5,610,627)	(8,814,236)
Disbursements of mortgage loans held for sale	(275,516,411)	(209,540,623)
Proceeds from sale of loans held for sale	281,117,441	208,127,818
Share-based compensation expense	123,873	93,565
Change in assets and liabilities
Due from affiliates	12,501	16,350
Other assets	(72,025)	(232,635)
Accounts payable	95,328	95,154
Due to affiliates	(44,541)	20,130
Premium recapture and indemnification losses paid	772	(3,067)
Other liabilities	337,907	50,142
Total adjustments	$(1,869,668)	$(10,220,132)
Net cash provided by (used in) operating activities	$3,337,179	$(3,661,620)
Investing activities
Proceeds from sale of MSRs	$665,901	$320,028
Net purchase of MSRs	(34,817)	—
Net decrease in notes receivable from affiliates	—	60,516
(Increase) decrease in mortgage loans held for investment	(25,380)	6,203
Net increase in investment securities	—	(2,500)
Purchase and other additions of property and equipment, net of disposals	(98,549)	(73,195)
Net cash provided by investing activities	$507,155	$311,052
Financing activities
Net (payments) borrowings on funding facilities	$(1,119,542)	$7,047,521
Net (payments) borrowings on lines of credit	(300,000)	209,971
Borrowings on Senior Notes	—	2,000,000
Net borrowings on early buy out facility	1,889,053	17,092
Net borrowings (payments) notes payable from unconsolidated affiliates	537	(9,459)
Proceeds from MSRs financing liability	21,635	14,121
Issuance of Class D Shares to RHI	—	20
Proceeds from Class A Shares Issued prior to Offering	—	6,706
Proceeds received from IPO, net of cost	—	1,744,075
Proceeds received from Greenshoe option	—	263,925
Use of Proceeds to Purchase Class D Shares and Holding Units from RHI	—	(2,023,424)
Stock issuance	28,778	—
Share repurchase	(43,885)	—
Taxes withheld on employees' restricted share award vesting	(12,583)	—
Distributions to other unit holders (members) of Holdings	(3,982,591)	(6,005)
Net transfer to parent	—	(3,798,582)
Net cash (used in) provided by financing activities	$(3,518,598)	$5,465,961
Effects of exchange rate changes on cash and cash equivalents	(194)	(630)
Net increase in cash and cash equivalents and restricted cash	325,542	2,114,763
Cash and cash equivalents and restricted cash, beginning of period	2,054,103	1,455,725
Cash and cash equivalents and restricted cash, end of period	$2,379,645	$3,570,488
Non-cash activities
Loans transferred to other real estate owned	$1,023	$960
Supplemental disclosures
Cash paid for interest on related party borrowings	$3,330	$2,126

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

Rocket Companies, Inc. is a holding company. Its primary material asset is the equity interest in Holdings which, through its direct and indirect subsidiaries, conducts all of the Company's operations. Holdings is a Michigan limited liability company and wholly owns the following entities, with each entity's subsidiaries identified in parentheses: Rocket Mortgage, LLC (formerly known as Quicken Loans, LLC), Amrock Holdings, LLC (“Amrock”, "Amrock Title Insurance Company" and "Nexsys Technologies LLC"), LMB HoldCo LLC (“Core Digital Media”), RCRA Holdings LLC (“Rock Connections” and “Rocket Auto”), Rocket Homes Real Estate LLC (“Rocket Homes”), RockLoans Holdings LLC (“Rocket Loans”), Rock Central LLC, EFB Holdings Inc. (“Edison Financial”), Lendesk Canada Holdings Inc., RockTech Canada Inc., and Woodward Capital Management LLC. As used herein, “Rocket Mortgage” refers to either the Rocket Mortgage brand or platform, or the Rocket Mortgage business, as the context allows.

Quicken Loans, LLC, changed its name to “Rocket Mortgage, LLC”, effective as of July 31, 2021, pursuant to the filing of a Certificate of Amendment to the Articles of Organization with the Michigan Department of Licensing and Regulatory Affairs, Corporations, Securities & Commercial Licensing Bureau.

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

As the sole managing member of Holdings, the Company operates and controls all of the business affairs of Holdings, and through Holdings and its subsidiaries, conducts its business. Holdings is considered a variable interest entity (“VIE”) and we consolidate the financial results of Holdings under the guidance of ASC 810, Consolidation. A portion of our Net income is allocated to Net income attributable to non-controlling interest. For further details, refer to Note 13, Variable Interest Entities and Note 14, Non-controlling Interests.

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

We have accounted for the reorganization as one of entities under common control and the Net Parent Investment was allocated between Total Non-controlling Interest and Additional Paid-in Capital based on the ownership of Holdings.

Our condensed consolidated financial statements for periods prior to the reorganization and IPO reflect the combined subsidiaries that historically operated as part of RHI. We have further adjusted the prior period results for the three and nine months ended September 30, 2020, to retrospectively reflect the acquisition of Amrock Title Insurance Company (“ATI”) which qualified as a common control transaction as discussed further below in the Acquisition Agreement section.

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

Our condensed consolidated financial statements are unaudited and presented in U.S. dollars. They have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The interim financial information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC. In our opinion, these condensed consolidated financial statements include all normal and recurring adjustments considered necessary for a fair statement of our results of operations, financial position and cash flows for the periods presented. Certain prior period amounts have been reclassified to conform to the current period financial statement presentation. However, our results of operations for any interim period are not necessarily indicative of the results that may be expected for a full fiscal year or for any other future period.

Acquisition Agreement

On August 5, 2020, Rocket Companies, Inc. entered into an acquisition agreement with RHI and its direct subsidiary Amrock Holdings Inc. pursuant to which we acquired ATI, a title insurance underwriting business, for total aggregate consideration of $14,400 that consisted of 800,000 Holdings Units and shares of Rocket Companies, Inc. Class D common stock valued at the initial public offering price of $18.00 per share (the number of shares issued equals the purchase price divided by the price to the public in our initial public offering), the acquisition closed on August 14, 2020 subsequent to the IPO date on August 10, 2020. ATI's net income for the year ended December 31, 2019 was $4,700. Because the Acquisition was a transaction between commonly controlled entities, U.S. GAAP requires the retrospective combination of the entities for all periods presented as if the combination had been in effect since the inception of common control. Accordingly, the Company’s condensed consolidated financial statements included in this Form 10-Q, including for the three and nine months ended September 30, 2020, reflect the retrospective combination of the entities as if the combination had been in effect since inception of common control.

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

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
Subsequent Events

In preparing these condensed consolidated financial statements, the Company evaluated events and transactions for potential recognition or disclosure through the date these condensed consolidated financial statements were issued. Refer to Note 5, Borrowings for disclosures on changes to the Company’s debt agreements that occurred subsequent to September 30, 2021, which includes additional details on the October 2021, issuance of $1,150,000 of 2.875% Senior Notes and $850,000 of 4.000% Senior Notes, along with details on how a portion of these proceeds were used to repurchase $948,015 of the 5.250% Senior Notes with an outstanding principal amount of $1,010,000 as of September 30, 2021.

In November 2021, the Company purchased MSRs relating to certain single-family mortgage loans with an aggregate unpaid principal balance of approximately $9.0 billion and a fair market value of approximately $82.1 million.

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

Revenue Recognition

Gain on sale of loans, net—includes all components related to the origination and sale of mortgage loans, including (1) net gain on sale of loans, which represents the premium we receive in excess of the loan principal amount and certain fees charged by investors upon sale of loans into the secondary market, (2) loan origination fees (credits), points and certain costs, (3) provision for or benefit from investor reserves, (4) the change in fair value of interest rate locks and loans held for sale, (5) the gain or loss on forward commitments hedging loans held for sale and interest rate lock commitments (IRLCs), and (6) the fair value of originated MSRs. An estimate of the Gain on sale of loans, net is recognized at the time an IRLC is issued, net of a pull-through factor. Subsequent changes in the fair value of IRLCs and mortgage loans held for sale are recognized in current period earnings. When the mortgage loan is sold into the secondary market, any difference between the proceeds received and the current fair value of the loan is recognized in current period earnings in Gain on sale of loans, net. Included in Gain on sale of loans, net is the Fair value of originated MSRs, which represents the estimated fair value of MSRs related to loans which we have sold and retained the right to service. Refer to Note 3, Mortgage Servicing Rights for information related to the Total changes in fair value of MSRs.

Loan servicing (loss) income, net—includes income from servicing, sub-servicing and ancillary fees, and is recorded to income as earned, which is upon collection of payments from borrowers. This amount also includes the Change in fair value of MSRs, which is the adjustment for the fair value measurement of the MSRs asset as of the respective balance sheet date.

Interest income, net—includes interest earned on mortgage loans held for sale and mortgage loans held for investment net of the interest expense paid on our loan funding facilities. Interest income is recorded as earned and interest expense is recorded as incurred.

Other income—is derived primarily from lead generation revenue, professional service fees, real estate network referral fees, contact center revenue, personal loans business, closing fees, net appraisal revenue, and net title insurance fees.

The following revenue streams fall within the scope of ASC Topic 606—Revenue from Contracts with Customers and are disaggregated hereunder:

Core Digital Media lead generation revenue—The Company recognizes online consumer acquisition revenue based on successful delivery of marketing leads to a client at a fixed fee per lead. This service is satisfied at the time the lead is delivered, at which time revenue for the service is recognized. Online consumer acquisition revenue, net of intercompany eliminations, were $7,784 and $5,755 for the three months ended September 30, 2021 and 2020, respectively and $22,549 and $18,819 for the nine months ended September 30, 2021 and 2020, respectively.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
Professional service fees—The Company recognizes professional service fee revenue based on the delivery of services (e.g., human resources, technology, training) over the term of a contract. Consideration for the promised services is received through a combination of a fixed fee for the period and incremental fees paid for optional services that are available at an incremental rate determined at the time such services are requested. The Company recognizes the annual fee ratably over the life of the contract, as the performance obligation is satisfied equally over the term of the contract. For the optional services, revenue is only recognized at the time the services are requested and delivered and pricing is agreed upon. Professional service fee revenues were $3,434 and $3,528 for the three months ended September 30, 2021 and 2020, respectively and $10,181 and $7,155 for the nine months ended September 30, 2021 and 2020, respectively, and were rendered entirely to related parties.

Rocket Homes real estate network referral fees—The Company recognizes real estate network referral fee revenue based on arrangements with partner agencies contingent on the closing of a transaction. As this revenue stream is variable, and is contingent on the successful transaction close, the revenue is constrained until the occurrence of the transaction. At this point, the constraint on recognizing revenue is deemed to have been lifted and revenue is recognized for the consideration expected to be received. Real estate network referral fees, net of intercompany eliminations, were $16,068 and $13,633 for the three months ended September 30, 2021 and 2020, respectively and $39,778 and $33,459 for the nine months ended September 30, 2021 and 2020, respectively.

Rock Connections and Rocket Auto contact center revenue—The Company recognizes contact center revenue for communication services including client support and sales. Consideration received mainly includes a fixed base fee and/or a variable contingent fee. The fixed base fee is recognized ratably over the period of performance, as the performance obligation is considered to be satisfied equally throughout the service period. The variable contingent fee related to car sales is constrained until the sale of the car is completed. Contact center revenues, net of intercompany eliminations, were $10,847 and $6,246 for the three months ended September 30, 2021 and 2020, respectively and $34,769 and $19,403 for the nine months ended September 30, 2021 and 2020, respectively.

Amrock closing fees—The Company recognizes closing fees for non-recurring services provided in connection with the origination of the loan. These fees are recognized at the time of loan closing for purchase transactions or at the end of a client's three-day rescission period for refinance transactions, which represents the point in time the loan closing services performance obligation is satisfied. The consideration received for closing services is a fixed fee per loan that varies by state and loan type. Closing fees were $120,381 and $122,735 for the three months ended September 30, 2021 and 2020, respectively and $395,509 and $302,260 for the nine months ended September 30, 2021 and 2020, respectively.

Amrock appraisal revenue, net—The Company recognizes appraisal revenue when the appraisal service is completed. The Company may choose to deliver appraisal services directly to its client or subcontract such services to a third-party licensed and/or certified appraiser. In instances where the Company performs the appraisal, revenue is recognized as the gross amount of consideration received at a fixed price per appraisal. The Company is an agent in instances where a third-party appraiser is involved in the delivery of appraisal services and revenue is recognized net of third-party appraisal expenses. Appraisal revenue, net was $23,222 and $20,655 for the three months ended September 30, 2021 and 2020, respectively and $68,792 and $59,054 for the nine months ended September 30, 2021 and 2020, respectively.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. We maintain our bank accounts with a relatively small number of high-quality financial institutions.

Restricted cash as of September 30, 2021 and 2020 consisted of cash on deposit for a repurchase facility, client application deposits, title premiums collected from the insured that are due to the underwriters, principal and interest received in collection accounts for purchased assets, and a $25,000 bond.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)

	September 30,
	2021	2020
Cash and cash equivalents	$2,233,667	$3,485,137
Restricted cash	145,978	85,351
Total cash, cash equivalents, and restricted cash in the statement of cash flows	$2,379,645	$3,570,488

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

Recently Adopted Accounting Standards

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

Subject to meeting certain criteria, the new guidance provides optional expedients and exceptions to applying contract modification accounting under existing U.S. GAAP, to address the expected phase out of the London Inter-bank Offered Rate (“LIBOR”) by the end of 2022. This guidance is effective upon issuance and allows application to contract changes as early as January 1, 2020. For all funding and financing facilities, the Company amended the agreements to include alternative base rate language which may reference the Secured Overnight Financing Rate ("SOFR") as a successor benchmark. We have applied the optional expedients available from ASU 2020-04 and accounted for the contract modifications related to reference rate reform prospectively. There has been no impact on the condensed consolidated financial statements from adopting this standard.

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

The following is a description of measurement techniques for items recorded at fair value on a recurring basis. There were no material items recorded at fair value on a nonrecurring basis as of September 30, 2021 or December 31, 2020.

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

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
Assets and Liabilities Measured at Fair Value on a Recurring Basis

The table below shows a summary of financial statement items that are measured at estimated fair value on a recurring basis, including assets measured under the fair value option. There were no material transfers of assets or liabilities recorded at fair value on a recurring basis between Levels 1, 2 or 3 during the nine months ended September 30, 2021 or the year ended December 31, 2020.

	Level 1	Level 2	Level 3	Total
Balance at September 30, 2021
Assets:
Mortgage loans held for sale	$—	$20,587,535	$2,664,401	$23,251,936
IRLCs	—	—	794,258	794,258
MSRs	—	—	4,701,045	4,701,045
Forward commitments	—	253,200	—	253,200
Total assets	$—	$20,840,735	$8,159,704	$29,000,439
Liabilities:
Forward commitments	$—	$35,795	$—	$35,795
Total liabilities	$—	$35,795	$—	$35,795

Balance at December 31, 2020
Assets:
Mortgage loans held for sale	$—	$22,285,440	$579,666	$22,865,106
IRLCs	—	—	1,897,194	1,897,194
MSRs	—	—	2,862,685	2,862,685
MSRs collateral for financing liability (1)	—	—	205,033	205,033
Forward commitments	—	20,584	—	20,584
Total assets	$—	$22,306,024	$5,544,578	$27,850,602
Liabilities:
Forward commitments	$—	$506,071	$—	$506,071
MSRs financing liability (1)	—	—	187,794	187,794
Total liabilities	$—	$506,071	$187,794	$693,865

(1)    Refer to Note 3, Mortgage Servicing Rights for further information regarding both the MSRs collateral for financing liability and MSRs financing liability.

The following tables present the quantitative information about recurring Level 3 fair value financial instruments and the fair value measurements as of:

	September 30, 2021		December 31, 2020
Unobservable Input	Range	Weighted Average	Range	Weighted Average
Mortgage loans held for sale
Dealer pricing	92% - 107%	100%	89% - 105%	99%
IRLCs
Loan funding probability	0% - 100%	78%	0% - 100%	74%
MSRs, MSRs collateral for financing liability, and MSRs financing liability
Discount rate	9.0% - 12.0%	9.5%	9.5% - 12.0%	9.9%
Conditional prepayment rate	6.9% - 42.0%	9.8%	6.6% - 52.1%	15.8%

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
The table below presents a reconciliation of Level 3 assets measured at fair value on a recurring basis for the three and nine months ended September 30, 2021 and 2020. Mortgage servicing rights (including MSRs collateral for financing liability and MSRs financing liability) are also classified as a Level 3 asset measured at fair value on a recurring basis and its reconciliation is found in Note 3, Mortgage Servicing Rights.

	Loans Held for Sale	IRLCs
Balance at June 30, 2021	$2,579,313	$907,978
Transfers in (1)	461,014	—
Transfers out/principal reductions (1)	(378,302)	—
Net transfers and revaluation losses	—	(113,720)
Total gains included in net income	2,376	—
Balance at September 30, 2021	$2,664,401	$794,258

Balance at June 30, 2020	$416,100	$2,393,764
Transfers in (1)	122,763	—
Transfers out/principal reductions (1)	(164,211)	—
Net transfers and revaluation gains	—	196,555
Total gains included in net income	1,380	—
Balance at September 30, 2020	$376,032	$2,590,319

Balance at December 31, 2020	$579,666	$1,897,194
Transfers in (1)	3,244,577	—
Transfers out/principal reductions (1)	(1,159,712)	—
Net transfers and revaluation losses	—	(1,102,936)
Total losses included in net income	(130)	—
Balance at September 30, 2021	$2,664,401	$794,258

Balance at December 31, 2019	$308,793	$508,135
Transfers in (1)	906,527	—
Transfers out/principal reductions (1)	(825,197)	—
Net transfers and revaluation gains	—	2,082,184
Total losses included in net income	(14,091)	—
Balance at September 30, 2020	$376,032	$2,590,319
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
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
Fair Value Option

The following is the estimated fair value and unpaid principal balance (“UPB”) of mortgage loans held for sale that have contractual principal amounts and for which the Company has elected the fair value option. The fair value option was elected for mortgage loans held for sale as the Company believes fair value best reflects their expected future economic performance:

	Fair Value	Unpaid Principal Balance	Difference (1)
Balance at September 30, 2021	$23,251,936	$22,825,105	$426,831
Balance at December 31, 2020	$22,865,106	$21,834,817	$1,030,289
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

	September 30, 2021		December 31, 2020
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior Notes, due 1/15/2028	$996,612	$1,089,527	$994,986	$1,079,629
Senior Notes, due 3/1/2029	$742,699	$761,370	$741,946	$766,365
Senior Notes, due 3/1/2031	$1,237,128	$1,264,263	$1,236,114	$1,298,175

The fair value of Senior Notes was calculated using the observable bond price at September 30, 2021 and December 31, 2020, respectively. The Senior Notes are classified as Level 2 in the fair value hierarchy.

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

The following table summarizes changes to the MSRs assets for the three and nine months ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Fair value, beginning of period	$4,644,172	$2,289,209	$2,862,685	$2,874,972
MSRs originated	907,242	836,557	2,937,517	2,041,899
MSRs sales	(572,218)	(140,359)	(671,278)	(326,652)
MSRs purchases	38,281	—	38,281	—
Changes in fair value:
Due to changes in valuation model inputs or assumptions (1)	(16,123)	(113,547)	426,111	(1,191,967)
Due to collection/realization of cash flows	(300,309)	(265,711)	(892,271)	(792,103)
Total changes in fair value	(316,432)	(379,258)	(466,160)	(1,984,070)
Fair value, end of period	$4,701,045	$2,606,149	$4,701,045	$2,606,149

(1)    Reflects changes in assumptions including discount rates and prepayment speed assumptions, mostly due to changes in market interest rates. Does not include the change in fair value of derivatives that economically hedge MSRs identified for sale or the effects of contractual prepayment protection resulting from sales of MSRs.

The total UPB of mortgage loans serviced, excluding subserviced loans, at September 30, 2021 and December 31, 2020 was $454,666,840 and $371,494,905, respectively. The portfolio primarily consists of high-quality performing agency and government (FHA and VA) loans. As of September 30, 2021, delinquent loans (defined as 60-plus days past-due) were 2.15% of our total portfolio. Excluding clients in COVID-19 related forbearance plans, our delinquent loans (defined as 60-plus days past-due) were 0.83% as of September 30, 2021.

During the first quarter of 2021 and fourth quarter of 2020, the Company sold MSRs with a fair value of $4,885 and $193,739, respectively, relating to certain single-family mortgage loans. Based on the contract terms, the sale of those MSRs did not immediately qualify for sale accounting treatment under U.S. GAAP. The Company reported an MSRs asset (i.e., MSRs collateral for financing liability, at fair value) and MSRs liability (i.e., MSRs financing liability, at fair value) on the Condensed Consolidated Balance Sheets using a methodology consistent with the Company's method for valuing MSRs until certain contractual provisions lapsed, which occurred during the second quarter of 2021. In the nine months ended September 30, 2021 and 2020, the Company also sold MSRs relating to certain mortgage loans, with a fair value of $666,374 and $326,653, respectively, which qualified for sale accounting treatment under U.S. GAAP.

The following is a summary of the weighted average discount rate and prepayment speed assumptions used to determine the fair value of MSRs as well as the expected life of the loans in the servicing portfolio:

	September 30, 2021	December 31, 2020
Discount rate	9.5%	9.9%
Prepayment speeds	9.8%	15.8%
Life (in years)	6.80	5.05

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

The following table stresses the discount rate and prepayment speeds at two different data points:

	Discount Rate		Prepayment Speeds
	100 BPS Adverse Change	200 BPS Adverse Change	10% Adverse Change	20% Adverse Change
September 30, 2021
Mortgage servicing rights	$(201,591)	$(375,589)	$(187,901)	$(358,121)
December 31, 2020
Mortgage servicing rights	$(115,130)	$(212,119)	$(147,420)	$(279,691)

4. Mortgage Loans Held for Sale

The Company sells substantially all of its originated mortgage loans into the secondary market. The Company may retain the right to service some of these loans upon sale through ownership of servicing rights. A reconciliation of the changes in mortgage loans held for sale to the amounts presented on the Condensed Consolidated Statements of Cash Flows is below:

	Nine Months Ended September 30,
	2021	2020
Balance at the beginning of period	$22,865,106	$13,275,735
Disbursements of mortgage loans held for sale	275,516,411	209,540,623
Proceeds from sales of mortgage loans held for sale (1)	(281,117,441)	(208,122,820)
Gain on sale of mortgage loans excluding fair value of other financial instruments, net (2)	5,987,860	6,983,862
Balance at the end of period	$23,251,936	$21,677,400

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

Credit Risk

The Company is subject to credit risk associated with mortgage loans that it purchases and originates during the period of time prior to the sale of these loans. The Company considers credit risk and losses associated with these loans to be insignificant as it holds the loans for a short period of time, which for the nine months ended September 30, 2021 is, on average, approximately 18 days from the date of borrowing, and the market for these loans continues to be highly liquid. The Company is also subject to credit risk associated with mortgage loans it has repurchased as a result of breaches of representations and warranties during the period of time between repurchase and resale.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
5. Borrowings

The Company maintains various funding facilities and other non-funding debt as shown in the tables below. Interest rates typically have two main components – a base rate most commonly LIBOR or SOFR, which is sometimes subject to a minimum floor plus a spread. Some facilities have a commitment fee, which can range from 0.0% to 0.5% per year. The commitment fee charged by lenders is calculated based on the committed line amount multiplied by a negotiated rate. The Company is required to maintain certain covenants, including minimum tangible net worth, minimum liquidity, maximum total debt or liabilities to net worth ratio, pretax net income requirements, and other customary debt covenants, as defined in the agreements. The Company was in compliance with all covenants as of September 30, 2021.

The amount owed and outstanding on the Company’s loan funding facilities fluctuates greatly based on its origination volume, the amount of time it takes the Company to sell the loans it originates, and the Company’s ability to use its cash to self-fund loans. In addition to self-funding, the Company may from time to time use surplus cash to “buy-down” the effective interest rate of certain loan funding facilities or to self-fund a portion of our loan originations. As of September 30, 2021, $3,399,503 of the Company’s cash was used to buy-down our funding facilities and self-fund, $500,732 of which are buy-down funds that are included in Cash and cash equivalents on the Condensed Consolidated Balance Sheets and an estimated $2,898,771 of which is discretionary self-funding that reduces Cash and cash equivalents on the Condensed Consolidated Balance Sheets. The Company has the right to withdraw the $500,732 at any time, unless a margin call has been made or a default has occurred under the relevant facilities. The Company has an estimated $2,898,771 of discretionary self-funded loans, of which a portion can be transferred to a warehouse line or the early buy out line, provided that such loans meet the eligibility criteria to be placed on such lines. The remaining portion will be funded in normal course over a short period of time, generally less than one month. A large unanticipated margin call could also have a material adverse effect on the Company’s liquidity.

The terms of the Senior Notes restrict our ability and the ability of our subsidiary guarantors among other things to: (1) incur additional debt or issue preferred stock; (2) pay dividends or make distributions in respect of capital stock; (3) purchase or redeem capital stock; (4) make investments or other restricted payments; (5) sell assets; (6) enter into transactions with affiliates; (7) effect a consolidation or merger, taken as a whole; (8) designate our subsidiaries as unrestricted subsidiaries, unless certain conditions are met, as defined in the agreements; (9) merge, consolidate or sell, transfer or lease assets, and; (10) create liens on assets. Items (1) through (9) apply to the 2028 Senior Notes. Items (9) and (10) apply to the 2029 and 2031 Senior Notes, which have investment grade covenants. Subsequent to September 30, 2021, the Company amended certain provisions of the 2028 Senior Notes Indenture with the consent of the holders of the 2028 Senior Notes following a previously announced Tender Offer and Consent Solicitation. The Company eliminated substantially all of the restrictive covenants related to the 2028 Senior Notes Indenture.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
Funding Facilities

Facility Type	Collateral	Maturity	Line Amount	Committed Line Amount	Outstanding Balance September 30, 2021	Outstanding Balance December 31, 2020
MRA funding:
1) Master Repurchase Agreement (1)(7)	Mortgage loans held for sale (6)	10/22/2021	$2,000,000	$100,000	$1,499,791	$999,752
2) Master Repurchase Agreement (7)	Mortgage loans held for sale (6)	12/2/2021	1,500,000	500,000	1,456,449	1,320,484
3) Master Repurchase Agreement (7)	Mortgage loans held for sale (6)	4/21/2023	2,750,000	1,000,000	1,331,022	2,407,156
4) Master Repurchase Agreement (2)(7)	Mortgage loans held for sale (6)	7/26/2022	1,700,000	1,400,000	1,647,400	1,953,949
5) Master Repurchase Agreement (7)	Mortgage loans held for sale (6)	4/20/2023	3,000,000	500,000	2,413,175	2,004,707
6) Master Repurchase Agreement (7)	Mortgage loans held for sale (6)	9/22/2023	2,000,000	500,000	496,864	1,780,902
7) Master Repurchase Agreement (7)	Mortgage loans held for sale (6)	9/15/2023	1,200,000	500,000	477,108	1,343,130
8) Master Repurchase Agreement (7)	Mortgage loans held for sale (6)	6/10/2022	500,000	—	348,655	219,786
9) Master Repurchase Agreement (7)	Mortgage loans held for sale (6)	9/22/2023	1,500,000	500,000	506,022	983,126
10) Master Repurchase Agreement (7)	Mortgage loans held for sale (6)	8/16/2023	750,000	100,000	690,565	480,544
11) Master Repurchase Agreement (3)(7)	Mortgage loans held for sale (6)	12/17/2021	1,000,000	500,000	501,660	765,432
			$17,900,000	$5,600,000	$11,368,711	$14,258,968
Early Funding:
12) Early Funding Facility (4)(7)	Mortgage loans held for sale (6)	(4)	$4,000,000	$—	$3,891,608	$2,514,193
13) Early Funding Facility (5)(7)	Mortgage loans held for sale (6)	(5)	3,000,000	—	1,362,712	969,412
			7,000,000	—	5,254,320	3,483,605
Total			$24,900,000	$5,600,000	$16,623,031	$17,742,573
(1)     Subsequent to September 30, 2021, this facility was renewed and the maturity date was extended to October 20, 2023.

(2)    This facility has a 12-month initial term, which can be extended for 3-months at each subsequent 3-month anniversary from the initial start date.

(3)    Subsequent to September 30, 2021, this facility was amended to decrease the committed amount to $250,000.

(4)    This facility is an evergreen agreement with no stated termination or expiration date. This agreement can be terminated by either party upon written notice.

(5)    This facility has an overall line size of $3,000,000, which is reviewed every 90 days. This facility is an evergreen agreement with no stated termination or expiration date. This agreement can be terminated by either party upon written notice.

(6)    The Company has multiple borrowing facilities in the form of asset sales under agreements to repurchase. These borrowing facilities are secured by mortgage loans held for sale at fair value as the first priority security interest.

(7)    The interest rates charged by lenders on the funding facilities included the applicable base rate plus a spread ranging from 1.00% to 2.25% for the nine months ended September 30, 2021, and the applicable base rate plus a spread ranging from 0.40% to 2.30% for the year ended December 31, 2020.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
Other Financing Facilities

Facility Type	Collateral	Maturity	Line Amount	Committed Line Amount	Outstanding Balance September 30, 2021	Outstanding Balance December 31, 2020
Line of Credit Financing Facilities
1) Unsecured line of credit (1)	—	7/27/2025	$2,000,000	$—	$—	$—
2) Unsecured line of credit (1)	—	7/31/2025	100,000	—	—	—
3) Revolving credit facility (4)	—	8/10/2024	1,000,000	1,000,000	—	300,000
4) MSRs line of credit (2)(4)	MSRs	10/22/2021	200,000	—	—	—
5) MSRs line of credit (3)(4)	MSRs	(3)	200,000	200,000	75,000	75,000
			$3,500,000	$1,200,000	$75,000	$375,000
Early Buy out Financing Facility
6) Early buy out facility (4)	Loans/ Advances	3/13/2023	$2,600,000	$—	$2,219,319	$330,266
(1)    Refer to Note 6, Transactions with Related Parties for additional details regarding this unsecured line of credit.

(2)    Subsequent to September 30, 2021 this facility was renewed and the maturity date was extended to October 20, 2023.

(3)    This MSRs facility can be drawn upon for corporate purposes and is collateralized by GSE MSRs within our servicing portfolio. This facility has a 5-year total commitment comprised of a 3-year revolving period that expires on April 30, 2022 followed by a 2-year amortization period that expires on April 30, 2024.

(4)        The interest rates charged by lenders on the other funding facilities included the applicable base rate, plus a spread ranging from 1.45% to 4.00% for the nine months ended September 30, 2021, and the applicable base rate plus a spread ranging from 1.75% to 4.00% for the year ended December 31, 2020.

Unsecured Senior Notes

Facility Type	Maturity	Interest Rate	Outstanding Balance September 30, 2021	Outstanding Balance December 31, 2020
Unsecured Senior Notes (1)	1/15/2028	5.250%	$1,010,000	$1,010,000
Unsecured Senior Notes (2)	3/1/2029	3.625%	750,000	750,000
Unsecured Senior Notes (3)	3/1/2031	3.875%	1,250,000	1,250,000
Total Senior Notes			$3,010,000	$3,010,000

Weighted Average Interest Rate			4.27%	4.27%

(1)    The 2028 Senior Notes are unsecured obligation notes with no asset required to pledge for this borrowing. Unamortized debt issuance costs and discounts are presented net against the Senior Notes reducing the $1,010,000 carrying amount on the Condensed Consolidated Balance Sheets by $7,308 and $6,080 as of September 30, 2021, respectively, and $8,197 and $6,817, as of December 31, 2020, respectively. Subsequent to September 30, 2021, $948,015 of the outstanding principal of the 2028 Senior Notes was redeemed at a price above par plus accrued and unpaid interest for a total cash payment of $1,032,364.

(2)    The 2029 Senior Notes are unsecured obligation notes with no asset required to pledge for this borrowing. Unamortized debt issuance costs and discounts are presented net against the Senior Notes reducing the $750,000 carrying amount on the Condensed Consolidated Balance Sheets by $7,301 and $8,053 as of September 30, 2021 and December 31, 2020, respectively.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
(3)    The 2031 Senior Notes are unsecured obligation notes with no asset required to pledge for this borrowing. Unamortized debt issuance costs and discounts are presented net against the Senior Notes reducing the $1,250,000 carrying amount on the Condensed Consolidated Balance Sheets by $12,872 and $13,887 as of September 30, 2021 and December 31, 2020, respectively.

Subsequent to September 30, 2021, Rocket Mortgage closed a private offering of $1,150,000 aggregate principal amount of 2.875% Senior Notes due 2026 and $850,000 aggregate principal amount of 4.000% Senior Notes due 2033. The 2026 and 2033 Senior Notes are unsecured obligation notes with no asset required to pledge for this borrowing.

Refer to Note 2, Fair Value Measurements for information pertaining to the fair value of the Company’s debt as of September 30, 2021 and December 31, 2020.

6. Transactions with Related Parties

The Company has entered into various transactions and agreements with RHI, its subsidiaries, certain other affiliates and related parties (collectively, “Related Parties”). These transactions include providing financing and services as well as obtaining financing and services from these Related Parties.

Financing Arrangements

On June 9, 2017, Rocket Mortgage and RHI entered into an unsecured line of credit, as further amended and restated on September 16, 2021 (“RHI Line of Credit”), pursuant to which Rocket Mortgage has a borrowing capacity of $2,000,000. The RHI Line of Credit matures on July 27, 2025. Borrowings under the line of credit bear interest at a rate per annum of one month LIBOR plus 1.25%. The line of credit is uncommitted and RHI has sole discretion over advances. The RHI Line of Credit also contains negative covenants which restrict the ability of the Company to incur debt and create liens on certain assets. It also requires Rocket Mortgage to maintain a quarterly consolidated net income before taxes if adjusted tangible net worth meets certain requirements. As of September 30, 2021 and December 31, 2020, there were no outstanding principal amounts due to RHI pursuant to the RHI Line of Credit. As of September 30, 2021 and December 31, 2020, there was outstanding interest due to RHI pursuant to the RHI Line of Credit of $250 and zero, respectively.

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

On July 31, 2020, Holdings and RHI entered into an agreement for an uncommitted, unsecured revolving line of credit ("RHI 2nd Line of Credit’’), which will provide for financing from RHI to the Company of up to $100,000. The RHI 2nd Line of Credit matures on July 31, 2025. Borrowings under the line of credit will bear interest at a rate per annum of one month LIBOR plus 1.25%. The negative covenants of the line of credit restrict the ability of the Company to incur debt and create liens on certain assets. The line of credit also contains customary events of default. As of September 30, 2021 and December 31, 2020 there were no amounts outstanding pursuant to the RHI 2nd line of credit.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
The amounts receivable from and payable to Related Parties consisted of the following as of:

	September 30, 2021		December 31, 2020
	Principal	Interest Rate	Principal	Interest Rate
Included in Notes receivable and due from affiliates on the Condensed Consolidated Balance Sheets
Affiliated receivables and other notes	$9,671	—%	$22,172	—%
Notes receivable and due from affiliates	$9,671		$22,172

Included in Notes payable and due to affiliates on the Condensed Consolidated Balance Sheets
RHI/ATI Debenture	$21,500	8.00%	$21,500	8.00%
Affiliated payables	8,392	—%	52,396	—%
Notes payable and due to affiliates	$29,892		$73,896

Services, Products and Other Transactions

We have entered into transactions and agreements to provide certain services to RHI, its subsidiaries and certain other affiliates of our majority shareholder. We recognized revenue of $3,494 and $4,067 for the three months ended September 30, 2021 and 2020, respectively and $10,592 and $9,761 for the nine months ended September 30, 2021 and 2020 respectively, for the performance of these services, which was included in Other income. We have also entered into transactions and agreements to purchase certain services, products and other transactions from certain subsidiaries of RHI and affiliates of our majority shareholder. We incurred expenses of $48,861 and $64,330 for the three months ended September 30, 2021 and 2020, respectively and $121,599 and $164,260 for the nine months ended September 30, 2021 and 2020 respectively, for these products, services and other transactions, which are included in General and administrative expenses.

The Company has also entered into a Tax Receivable Agreement with RHI and Dan Gilbert, our founder and Chairman (our "Chairman") as described further in Note 8, Income Taxes. The Company has also guaranteed the debt of a related party as described further in Note 10, Commitments, Contingencies, and Guarantees.

Promotional Sponsorships

The Company incurred marketing and advertising costs related to the Rocket Mortgage Field House Naming Rights Contract and other promotional sponsorships, which are related parties. The company incurred expenses of $2,180 and $2,373 for the three months ended September 30, 2021 and 2020, respectively and $6,850 and $7,018 for the nine months ended September 30, 2021 and 2020, respectively, related to these arrangements.

Lease Transactions with Related Parties

The Company is a party to lease agreements for certain offices, including our headquarters in Detroit, with various affiliates of Bedrock Management Services LLC (“Bedrock”), a related party, and other related parties of the Company. The Company incurred expenses of $16,189 and $18,069 for the three months ended September 30, 2021 and 2020, respectively and $51,001 and $52,221 for the nine months ended September 30, 2021 and 2020, respectively, related to these arrangements.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
7. Other Assets

Other assets consist of the following:

	September 30, 2021	December 31, 2020
Mortgage production related receivables	$353,722	$307,282
Disbursement funds advanced	209,014	80,877
Prepaid expenses	129,895	98,529
Non-production-related receivables	101,617	76,595
Goodwill and other intangible assets	44,151	47,230
Ginnie Mae buyouts	25,490	40,681
Other real estate owned	564	1,131
Margin call receivable from counterparty	—	247,604
Other	77,390	41,548
Total other assets	$941,843	$941,477

8. Income Taxes

The Company has income tax expense of $32,830 and $61,683 on Income before income taxes of $1,425,689 and $3,057,066 for the three months ended September 30, 2021 and 2020, respectively. The Company has income tax expense of $122,709 and $84,363 on Income before income taxes of $5,329,556 and $6,642,875 for the nine months ended September 30, 2021 and 2020, respectively.

The Company’s income tax expense varies from the expense that would be expected based on statutory rates due principally to its organizational structure. Prior to the IPO in 2020, the Company was owned by RHI which has elected S corporation status. When owned by RHI, Rocket Mortgage, Amrock and several other wholly owned corporations had elected to be treated as qualified subchapter S subsidiaries. The shareholders of RHI, as shareholders of an S corporation, are responsible for the federal income tax liabilities. A provision for state income taxes is required for certain jurisdictions that tax S corporations and their qualified Subchapter S subsidiaries and for states where the Company is taxed as a C Corporation.

During 2020, in a series of transactions occurring along with the IPO, subsidiaries of the Company were contributed to Holdings by RHI. Several of these subsidiaries, such as Rocket Mortgage, Amrock and other subsidiaries, are no longer qualified Subchapter S corporations and are single member LLC entities owned by Holdings. As single member LLCs of Holdings, all taxable income or loss generated by these subsidiaries will pass through and be included in the income or loss of Holdings. Other contributed subsidiaries of Holdings, such as Amrock Title Insurance Co., LMB Mortgage Services and others, are treated as C Corporations and will separately file and pay taxes apart from Holdings in various jurisdictions including U.S. federal, state, local and Canada.

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

Effective on March 31, 2021, the Company and RHI exchanged 20,200,000 shares of Class A common stock for the equivalent number of Paired Interests (in this instance, Holdings Units together with a corresponding number of shares of Class D common stock) which resulted in an increase in the tax basis of assets of Holdings and would be subject to the provisions of the Tax Receivable Agreement. The Company recorded an increase in its deferred tax asset on investment in partnership of $123,587, an increase in the valuation allowance of $3,146, and an increase in the Tax receivable agreement liability of $119,456 with the net offsetting amount of $985 recorded to Additional Paid-in Capital in the Change in controlling interest of investment, net in the Condensed Consolidated Statements of Changes in Equity.

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

For the three and nine months ended September 30, 2021, Holdings paid tax distributions totaling $395,057 and $1,801,756, respectively, to holders of Holdings Units other than Rocket Companies. For the three and nine months ended September 30, 2020, Holdings paid tax distributions totaling $5,670, to holders of Holdings Units other than Rocket Companies.

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

MSRs assets (including the MSRs value associated with outstanding IRLCs) that the Company plans to sell expose the Company to the risk that the value of the MSRs asset may decline due to decreases in mortgage interest rates prior to the sale of these assets. To protect against this risk, the Company uses forward loan purchase commitments to economically hedge the risk of potential changes in the value of MSRs assets that have been identified for sale. These derivative instruments are recorded at fair value. The Company expects that the changes in fair value of these derivative financial instruments will either fully or partially offset the changes in fair value of the MSRs assets the Company intends to sell. The changes in fair value of these derivatives are recorded in the Change in fair value of MSRs.

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

Net hedging gains and losses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Hedging gains (losses) (1)	$652,337	$(776,086)	$2,020,328	$(2,283,874)

(1)    Includes the change in fair value related to derivatives economically hedging MSRs identified for sale.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)

Refer to Note 2, Fair Value Measurements, for additional information on the fair value of derivative financial instruments.
Notional and Fair Value
The notional and fair values of derivative financial instruments not designated as hedging instruments were as follows:

	Notional Value	Derivative Asset	Derivative Liability
Balance at September 30, 2021:
IRLCs, net of loan funding probability (1)	$30,537,502	$794,258	$—
Forward commitments (2)	$45,033,900	$253,200	$35,795

Balance at December 31, 2020:
IRLCs, net of loan funding probability (1)	$40,560,544	$1,897,194	$—
Forward commitments (2)	$59,041,900	$20,584	$506,071
(1)    IRLCs are also discussed in Note 10, Commitments, Contingencies, and Guarantees.

(2)    Includes the fair value and net notional value related to derivatives economically hedging MSRs identified for sale.

Counterparty agreements for forward commitments contain master netting agreements. The table below presents the gross amounts of recognized assets and liabilities subject to master netting agreements. The Company had zero and $247,604 of cash pledged to counterparties related to these forward commitments at September 30, 2021 and December 31, 2020, respectively, classified in Other assets in the Condensed Consolidated Balance Sheets. As of September 30, 2021 and December 31, 2020, the Company had $266,603 and zero, respectively, of cash pledged from counterparties related to these forward commitments. Margins received by the Company are classified in Other liabilities in the Condensed Consolidated Balance Sheets.

	Gross Amount of Recognized Assets or Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Presented in the Condensed Consolidated Balance Sheets
Offsetting of Derivative Assets
Balance at September 30, 2021:
Forward commitments	$404,896	$(151,696)	$253,200
Balance at December 31, 2020:
Forward commitments	$35,746	$(15,162)	$20,584

Offsetting of Derivative Liabilities
Balance at September 30, 2021:
Forward commitments	$(64,225)	$28,430	$(35,795)
Balance at December 31, 2020:
Forward commitments	$(715,671)	$209,600	$(506,071)
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
Certain counterparties have master netting agreements. The master netting agreements contain a legal right to offset amounts due to and from the same counterparty. Derivative assets in the Condensed Consolidated Balance Sheets represent derivative contracts in a gain position, net of loss positions with the same counterparty and, therefore, also represent the Company’s maximum counterparty credit risk. The Company incurred no credit losses due to nonperformance of any of its counterparties during the three and nine months ended September 30, 2021 and 2020.
10. Commitments, Contingencies, and Guarantees
Interest Rate Lock Commitments
IRLCs are agreements to lend to a client as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company evaluates each client’s creditworthiness on a case-by-case basis.
The number of days from the date of the IRLC to expiration of fixed and variable rate lock commitments outstanding at September 30, 2021 and December 31, 2020 was approximately 43 days on average.
The UPB of IRLCs was as follows:

	September 30, 2021		December 31, 2020
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
IRLCs	$37,296,375	$1,919,846	$53,736,717	$1,065,936
Commitments to Sell Mortgage Loans

In the ordinary course of business, the Company enters into contracts to sell existing mortgage loans held for sale into the secondary market at specified future dates. The amount of commitments to sell existing loans at September 30, 2021 and December 31, 2020 was $5,717,997 and $3,139,816, respectively.

Commitments to Sell Loans with Servicing Released
In the ordinary course of business, the Company enters into contracts to sell the MSRs of certain newly originated loans on a servicing released basis. In the event that a forward commitment is not filled and there has been an unfavorable market shift from the date of commitment to the date of settlement, the Company is contractually obligated to pay a pair-off fee on the undelivered balance. There were $734,370 and $280,502 in UPB of loans committed to be sold servicing released at September 30, 2021 and December 31, 2020, respectively.
Investor Reserves
The following presents the activity in the investor reserves:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Balance at beginning of period	$74,202	$63,012	$87,191	$54,387
Provision for (benefit from) investor reserves	6,327	(3,665)	(7,642)	5,698
Premium recapture and indemnification losses paid	(208)	(2,329)	772	(3,067)
Balance at end of period	$80,321	$57,018	$80,321	$57,018

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

Property Taxes, Insurance, and Principal and Interest Payable
As a service to its clients, the Company administers escrow deposits representing undisbursed amounts received for payment of property taxes, insurance and principal, and interest on mortgage loans held for sale. Cash held by the Company for property taxes and insurance was $5,247,722 and $3,551,400, and for principal and interest was $9,915,371 and $13,065,549 at September 30, 2021 and December 31, 2020, respectively. These amounts are not considered assets of the Company and, therefore, are excluded from the Condensed Consolidated Balance Sheets. The Company remains contingently liable for the disposition of these deposits.
Guarantees
As of September 30, 2021 and December 31, 2020, the Company guaranteed the debt of a related party consisting of three separate guarantees totaling $5,356 and $15,000, respectively. As of September 30, 2021 and December 31, 2020, the Company did not record a liability on the Condensed Consolidated Balance Sheets for these guarantees because it was not probable that the Company would be required to make payments under these guarantees.
Trademark License
The Company has a perpetual trademark license agreement with a third-party entity. This agreement requires annual payments by the Company based upon the income from the sale of loans generated under the Quicken Loans brand. Total licensing fees incurred and paid were zero and $1,875 for the three months ended September 30, 2021 and 2020 respectively, and $625 and $3,750 for the nine months ended September 30, 2021 and 2020, respectively, which is classified in Other expenses in the Condensed Consolidated Statements of Income and Comprehensive Income. The Company has entered into an agreement with Intuit that, among other things, gives the Company full ownership of the “Quicken Loans” brand in 2022 in exchange for certain agreements, subject to the satisfaction of certain conditions. We have fulfilled our payment obligations pertaining to the licensing agreement with Intuit in 2021 and no further expenses are expected.
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

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
As of September 30, 2021 and December 31, 2020, we recorded reserves related to potential damages in connection with any legal proceedings of $15,000 and zero, respectively. The ultimate outcome of these or other actions or proceedings, including any monetary awards against us, is uncertain and there can be no assurance as to the amount of any such potential awards. Rocket Companies will incur defense costs and other expenses in connection with the lawsuits. Plus, if a judgment for money that exceeds specified thresholds is rendered against us and we fail to timely pay, discharge, bond or obtain a stay of execution of such judgment, it is possible that we could be deemed in default of loan funding facilities and other agreements governing indebtedness. If the final resolution of any such litigation is unfavorable in one or more of these actions, it could have a material adverse effect on our business, liquidity, financial condition, cash flows and results of operations.

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

The most restrictive of the minimum net worth and capital requirements require the Company to maintain a minimum adjusted net worth balance of $2,063,446 and $2,175,968 as of September 30, 2021 and December 31, 2020, respectively. As of September 30, 2021 and December 31, 2020, the Company was in compliance with this requirement.

12. Segments

The Company’s Chief Executive Officer, who has been identified as its Chief Operating Decision Maker (“CODM”), has evaluated how the Company views and measures its performance. ASC 280, Segment Reporting establishes the standards for reporting information about segments in financial statements. In applying the criteria set forth in that guidance, the Company has determined that it has two reportable segments — Direct to Consumer and Partner Network. The key factors used to identify these reportable segments are the organization and alignment of the Company’s internal operations and the nature of its marketing channels, which drive client acquisition into the mortgage platform. This determination reflects how its CODM monitors performance, allocates capital and makes strategic and operational decisions. The Company’s segments are described as follows:

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

The Company also reports an “All Other” category that includes operations from Rocket Homes, Rock Connections, Rocket Auto, Core Digital Media, Rocket Loans, and includes professional service fee revenues from related parties. These operations are neither significant individually nor in aggregate and therefore do not constitute a reportable segment.

Key operating data for our business segments for the three and nine months ended:

Three Months Ended September 30, 2021	Direct to Consumer	Partner Network	Segments Total	All Other	Total
Revenues
Gain on sale	$2,241,633	$402,649	$2,644,282	$9,931	$2,654,213
Interest income	77,112	51,815	128,927	1,036	129,963
Interest expense on funding facilities	(43,528)	(29,248)	(72,776)	(2)	(72,778)
Servicing fee income	333,653	—	333,653	695	334,348
Changes in fair value of MSRs	(341,361)	—	(341,361)	—	(341,361)
Other income	234,381	31,301	265,682	144,663	410,345
Total U.S. GAAP Revenue, net	2,501,890	456,517	2,958,407	156,323	3,114,730
Plus: Decrease in MSRs due to valuation assumptions (net of hedges)	47,514	—	47,514	—	47,514
Adjusted revenue	2,549,404	456,517	3,005,921	156,323	3,162,244
Directly attributable expenses	927,897	176,246	1,104,143	67,892	1,172,035
Contribution margin	$1,621,507	$280,271	$1,901,778	$88,431	$1,990,209

Nine Months Ended September 30, 2021	Direct to Consumer	Partner Network	Segments Total	All Other	Total
Revenues
Gain on sale	$7,155,872	$1,374,729	$8,530,601	$17,543	$8,548,144
Interest income	188,269	121,097	309,366	2,487	311,853
Interest expense on funding facilities	(124,942)	(80,010)	(204,952)	(48)	(205,000)
Servicing fee income	967,993	—	967,993	2,065	970,058
Changes in fair value of MSRs	(556,201)	—	(556,201)	—	(556,201)
Other income	769,152	82,306	851,458	401,387	1,252,845
Total U.S. GAAP Revenue, net	8,400,143	1,498,122	9,898,265	423,434	10,321,699
Less: Increase in MSRs due to valuation assumptions (net of hedges)	(329,608)	—	(329,608)	—	(329,608)
Adjusted revenue	8,070,535	1,498,122	9,568,657	423,434	9,992,091
Directly attributable expenses	2,808,340	532,087	3,340,427	196,805	3,537,232
Contribution margin	$5,262,195	$966,035	$6,228,230	$226,629	$6,454,859

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)

Three Months Ended September 30, 2020	Direct to Consumer	Partner Network	Segments Total	All Other	Total
Revenues
Gain on sale	$3,128,695	$1,151,071	$4,279,766	$676	$4,280,442
Interest income	53,764	25,691	79,455	435	79,890
Interest expense on funding facilities	(46,936)	(22,428)	(69,364)	—	(69,364)
Servicing fee income	271,254	—	271,254	904	272,158
Changes in fair value of MSRs	(392,688)	—	(392,688)	—	(392,688)
Other income	237,855	47,858	285,713	160,044	445,757
Total U.S. GAAP Revenue, net	3,251,944	1,202,192	4,454,136	162,059	4,616,195
Plus: Decrease in MSRs due to valuation assumptions (net of hedges)	126,977	—	126,977	—	126,977
Adjusted revenue	3,378,921	1,202,192	4,581,113	162,059	4,743,172
Directly attributable expenses	930,227	141,214	1,071,441	113,464	1,184,905
Contribution margin	$2,448,694	$1,060,978	$3,509,672	$48,595	$3,558,267

Nine Months Ended September 30, 2020	Direct to Consumer	Partner Network	Segments Total	All Other	Total
Revenues
Gain on sale	$8,759,914	$2,089,285	$10,849,199	$6,936	$10,856,135
Interest income	152,087	77,638	229,725	2,246	231,971
Interest expense on funding facilities	(107,718)	(54,451)	(162,169)	(411)	(162,580)
Servicing fee income	776,117	—	776,117	2,976	779,093
Changes in fair value of MSRs	(1,985,545)	—	(1,985,545)	—	(1,985,545)
Other income	589,415	107,328	696,743	553,738	1,250,481
Total U.S. GAAP Revenue, net	8,184,270	2,219,800	10,404,070	565,485	10,969,555
Plus: Decrease in MSRs due to valuation assumptions (net of hedges)	1,193,442	—	1,193,442	—	1,193,442
Adjusted revenue	9,377,712	2,219,800	11,597,512	565,485	12,162,997
Directly attributable expenses	2,611,044	372,337	2,983,381	282,379	3,265,760
Contribution margin	$6,766,668	$1,847,463	$8,614,131	$283,106	$8,897,237

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
The following table represents a reconciliation of segment contribution margin to consolidated U.S. GAAP income before taxes for the three and nine months ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Contribution margin, excluding change in MSRs due to valuation assumptions	$1,990,209	$3,558,267	$6,454,859	$8,897,237
(Decrease) increase in MSRs due to valuation assumptions (net of hedges)	(47,514)	(126,977)	329,608	(1,193,442)
Contribution margin, including change in MSRs due to valuation assumptions	1,942,695	3,431,290	6,784,467	7,703,795
Less expenses not allocated to segments:
Salaries, commissions and team member benefits	237,410	198,482	694,421	602,832
General and administrative expenses	224,597	122,137	595,283	310,711
Depreciation and amortization	19,577	15,329	55,470	47,633
Interest and amortization expense on non-funding debt	34,163	38,016	104,772	104,291
Other expenses	1,259	260	4,965	(4,547)
Income before income taxes	$1,425,689	$3,057,066	$5,329,556	$6,642,875

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

Rocket Companies, Inc.’s financial position, performance and cash flows effectively represent those of Holdings and its subsidiaries as of and for the period ended September 30, 2021. Prior to the reorganization and IPO, Rocket Companies, Inc. was not impacted by Holdings.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)

14. Non-controlling Interests

The non-controlling interest balance represents the economic interest in Holdings held by our Chairman and RHI. The following table summarizes the ownership of Holdings Units in Holdings as of September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
	Holdings Units	Ownership Percentage	Holdings Units	Ownership Percentage
Rocket Companies, Inc.'s ownership of Holdings Units	137,367,428	6.91%	115,372,565	5.81%
Holdings Units held by our Chairman	1,101,822	0.06%	1,101,822	0.06%
Holdings Units held by RHI	1,847,777,661	93.03%	1,867,977,661	94.13%
Balance at end of period	1,986,246,911	100.00%	1,984,452,048	100.00%

The non-controlling interest holders have the right to exchange Holdings Units, together with a corresponding number of shares of our Class D common stock or Class C common stock (together referred to as “Paired Interests”), for, at our option, (i) shares of our Class B common stock or Class A common stock or (ii) cash from a substantially concurrent public offering or private sale (based on the price of our Class A common stock). As such, future exchanges of Paired Interests by non-controlling interest holders will result in a change in ownership and reduce or increase the amount recorded as non-controlling interest and increase or decrease additional paid-in-capital when Holdings has positive or negative net assets, respectively. As of September 30, 2021, our Chairman has not exchanged any Paired Interests. As of December 31, 2020, neither our Chairman or RHI had exchanged any Paired Interests.

Effective on March 31, 2021, the Company and RHI exchanged 20,200,000 shares of Class A common stock for the equivalent number of Paired Interests (in this instance, Holdings Units together with a corresponding number of shares of Class D common stock). This transaction resulted in an increase of Rocket Companies' controlling interest and a corresponding decrease of non-controlling interest of approximately 1.0%.

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

Team Member Stock Purchase Plan

The Team Member Stock Purchase Plan ("TMSPP") was initiated in December 2020, with the first offering period beginning in January 2021. Under the TMSPP, the Company is authorized to issue up to 10,526,316 shares of its common stock to qualifying team members. Eligible team members may direct the Company, during each three-month option period, to withhold up to 15% of their gross pay, the proceeds from which are used to purchase shares of common stock at a price equal to 85% of the closing market price on the exercise date. Under ASC 718, the TMSPP is a liability classified compensatory plan and the Company recognizes compensation expense over the offering period based on the fair value of the purchase discount. There were 947,358 shares purchased by team members during the three months ended September 30, 2021 and 1,844,059 shares purchased for the nine months ended September 30, 2021 under the TMSPP.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
Share-based Compensation Expense

A summary of share-based compensation expense recognized during the three and nine months ended September 30, 2021 and September 30, 2020 related to RKT-denominated awards is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
RKT restricted stock units	$26,615	$18,590	$81,179	$18,590
RKT stock options	10,257	6,620	30,155	6,620
RKT Team Member Stock Purchase Plan	2,354	—	7,638	—
RKT denominated share-based compensation expense	$39,226	$25,210	$118,972	$25,210

A summary of share-based compensation expense recognized during the three and nine months ended September 30, 2021 and September 30, 2020 related to RHI-denominated awards is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
RHI restricted stock units	$1,372	$7,992	$4,117	$68,177
RHI stock options	—	—	—	32
RHI cash settled awards	—	—	—	26,421
RHI denominated share-based compensation expense	$1,372	$7,992	$4,117	$94,630

Including subsidiary share-based compensation plans, total share-based compensation expense for the three months ended September 30, 2021 and 2020, was $40,879 and $33,252, respectively and $123,900 and $119,986 for the nine months ended September 30, 2021 and 2020, respectively.

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

Basic earnings per share of Class A common stock is computed by dividing Net income attributable to Rocket Companies by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted earnings per share of Class A common stock is computed by dividing Net income attributable to Rocket Companies by the weighted-average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive securities. There was no Class B common stock outstanding as of September 30, 2021. The basic and diluted earnings per share period for the three and nine months ended September 30, 2020, represents only the period from August 6, 2020 to September 30, 2020, which represents the period wherein the Company had outstanding Class A common stock. There was no Class B common stock outstanding as of September 30, 2020. See Note 14, Non-controlling Interests for a description of Paired Interests and their potential impact on Class A and Class B share ownership.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
The following table sets for the calculation of the basic and diluted earnings per share for the period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$1,392,859	$2,995,383	$5,206,847	$6,558,512
Net income attributable to non-controlling interest	(1,317,522)	(2,937,480)	(4,946,688)	(6,500,609)
Net income attributable to Rocket Companies	75,337	57,903	260,159	57,903
Add: Reallocation of Net income attributable to vested, undelivered stock awards	39	—	141	—
Net income attributable to common shareholders	$75,376	$57,903	$260,300	$57,903

Numerator:
Net income attributable to Class A common shareholders - basic	$75,376	$57,903	$260,300	$57,903
Add: Reallocation of net income attributable to dilutive impact of pro-forma conversion of Class D shares to Class A shares (1)	991,852	—	—	—
Add: Reallocation of net income attributable to dilutive impact of share-based compensation awards (2)	2,294	—	10,254	—
Net income attributable to Class A common shareholders - diluted	$1,069,522	$57,903	$270,554	$57,903
Denominator:
Weighted average shares of Class A common stock outstanding - basic	137,664,471	106,265,422	129,902,253	106,265,422
Add: Dilutive impact of conversion of Class D shares to Class A shares	1,848,879,483	—	—	—
Add: Dilutive impact of share-based compensation awards (3)	4,284,397	—	5,490,417	—
Weighted average shares of Class A common stock outstanding - diluted	1,990,828,351	106,265,422	135,392,670	106,265,422

Earnings per share of Class A common stock outstanding - basic	$0.55	$0.54	$2.00	$0.54
Earnings per share of Class A common stock outstanding - diluted	$0.54	$0.54	$2.00	$0.54

(1)     Net income calculated using the estimated annual effective tax rate of Rocket Companies, Inc.

(2)     Reallocation of net income attributable to dilutive impact of share-based compensation awards for the three months ended September 30, 2021 and 2020 comprised of $2,223 and zero related to restricted stock units, none related to stock options and $71 and zero related to TMSPP. Reallocation of net income attributable to dilutive impact of share-based compensation awards for the nine months ended September 30, 2021 and 2020 comprised of $10,027 and zero related to restricted stock units, none related to stock options and $227 and zero related to TMSPP.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
(3)     Dilutive impact of share-based compensation awards for the three months ended September 30, 2021 and 2020 comprised of 4,151,765 and zero related to restricted stock units, none related to stock options and 132,632 and zero related to TMSPP. Dilutive impact of share-based compensation awards for the nine months ended September 30, 2021 and 2020 comprised of 5,369,320 and zero related to restricted stock units, none related to stock options and 121,097 and zero related to TMSPP.

For the period from January 1, 2021 to September 30, 2021, 1,855,464,831 Holdings Units, each weighted for the portion of the period for which they were outstanding, together with a corresponding number of shares of our Class D common stock, were exchangeable, at our option, for shares of our Class A common stock. After evaluating the potential dilutive effect under the if-converted method, the outstanding Holdings Units for the assumed exchange of non-controlling interests were determined to be anti-dilutive and thus were excluded from the computation of diluted earnings per share.

For the period from August 6, 2020 to September 30, 2020, 1,878,058,054 Holdings Units, each weighted for the portion of the period for which they were outstanding, together with a corresponding number of shares of our Class D common stock, were exchangeable, at our option, for shares of our Class A common stock. After evaluating the potential dilutive effect under the if-converted method, the outstanding Holdings Units for the assumed exchange of noncontrolling interests were determined to be anti-dilutive and thus were excluded from the computation of diluted earnings per share.

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
Recent Developments
Business Update in Response to COVID-19 Impact

As of September 30, 2021, 37,558 clients, or 1.5% of the total serviced portfolio, were in forbearance plans related to COVID-19. Since quarter end, we’ve seen positive developments in the number of clients entering into forbearance and as of October 31, 2021, the total number of clients in forbearance plans related to COVID-19 was 27,798 or 1.1% of the portfolio.

Share Repurchase Program

As of October 31, 2021, Rocket Companies repurchased 5.7 million shares at a weighted average price of $16.42. Cumulatively, we have returned $94 million to shareholders under the $1 billion Share Repurchase Program authorized in November 2020.

Three months ended September 30, 2021 summary

For the three months ended September 30, 2021, we originated $88.0 billion in residential mortgage loans, which was an $0.9 billion, or 1.1%, decrease from the three months ended September 30, 2020. Our Net income was $1.4 billion for the three months ended September 30, 2021, compared to Net income of $3.0 billion for the three months ended September 30, 2020. We generated $1.6 billion of Adjusted EBITDA for the three months ended September 30, 2021, which was a decrease of $1.7 billion, or 52.1%, compared to $3.3 billion for the three months ended September 30, 2020. For more information on Adjusted EBITDA, please see “Non-GAAP Financial Measures” below.

The decrease in Net income was primarily driven by a decrease of $1.6 billion, or 38.0% in Gain on sale of loans, net which was driven primarily by the decrease in gain on sale margin, as well as a decrease in origination volume in the three months ended September 30, 2021 noted above. Gain on sale margin during the three months ended September 30, 2021 reflects a tighter spread between primary and secondary mortgage rates as compared to the three months ended September 30, 2020. The primary mortgage rate is the rate at which lenders originate loans with borrowers and the secondary mortgage rate is the rate at which lenders securitize those loans into mortgage backed securities. The change in Loan servicing loss, net was $113.5 million, or 94.2%, which was primarily due to the increase in the change in fair value of MSRs. During the period expenses increased $129.9 million, or 8.3%, which was associated with an increase in team members to increase the level of talent through hiring in key areas such as technology and product strategy, as well as an increase in marketing and advertising expenses in the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. Marketing and advertising expenses increased $65.9 million, or 26.3%, due to the Company's increased investment in brand marketing from new national campaigns with the reintroduction of many sporting and other live events that were cancelled in 2020 due to the COVID-19 pandemic. Also, in 2021 the Company’s performance marketing spend increased as compared to the prior period supporting our increase in loan origination volume during 2021.

As of September 30, 2021, our servicing portfolio, including loans subserviced for others, included approximately $521.3 billion of UPB and 2.4 million client loans. The portfolio primarily consists of high quality performing GSE and government (FHA and VA) loans. Our delinquent loans (defined as 60-plus days past-due) were 2.15% of our total portfolio. Excluding clients in COVID-19 related forbearance plans, our delinquent loans (defined as 60-plus days past-due) were 0.83% as of September 30, 2021. We monitor the MSR portfolio on a regular basis seeking to optimize our portfolio by evaluating the risk and return profile of the portfolio. As part of these efforts we sold the servicing on approximately 152,000 loans with $58 billion in UPB during the three months ended September 30, 2021. These sales were more than offset by new loans that were added to the MSR portfolio organically during the period.
Nine months ended September 30, 2021 summary
For the nine months ended September 30, 2021, we originated $275.3 billion in residential mortgage loans, which was a $62.3 billion, or 29.3%, increase from the nine months ended September 30, 2020. Our Net income was $5.2 billion for the nine months ended September 30, 2021, compared to Net income of $6.6 billion for the nine months ended September 30, 2020. We generated $5.3 billion of Adjusted EBITDA for the nine months ended September 30, 2021, which was a decrease of $2.8 billion, or 34.4%, compared to $8.1 billion for the nine months ended September 30, 2020. For more information on Adjusted EBITDA, please see “Non-GAAP Financial Measures” below.

The decrease in Net income was primarily driven by a decrease in Gain on sale of loans, net of $2.3 billion, or 21.3% which was driven primarily by the decrease in gain on sale margin, partially offset by an increase in origination volume in the nine months ended September 30, 2021. Loan servicing (loss) income, net, increased $1.6 billion, which was primarily due to the increase in the change in fair value of MSRs. The increase in production led to an increase in Salaries, commissions and team member benefits of $198.7 million, or 8.4%, primarily due to an increase in team members to increase the level of talent through hiring in key areas such as technology and product strategy. General and administrative expenses also increased by $103.7 million, or 13.6%, during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 driven primarily by increased third party technology spend. Marketing and advertising expenses increased by $273.3 million, or 40.7%, in the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 driven by brand marketing spend increasing from new national campaigns with the reintroduction of many sporting and other live events that were cancelled in 2020 due to the COVID-19 pandemic. Other expenses also increased due to an increase in payoff interest expense that resulted from an increase in the volume of loans paid in full prior to their scheduled maturity from our servicing portfolio in the nine months ended September 30, 2021. When individual loans are paid off, we are required to remit interest for an entire month regardless of the date of payoff; however, clients are only responsible for interest accrued up to the date of payoff. The difference between the interest we are required to remit to investors and the interest we collect from the client as a result of an early payoff is referred to as “payoff interest expense”.

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

In first quarter of 2021, we revised our definition of Adjusted Net income and Adjusted EBITDA to exclude a litigation accrual that does not directly affect what we consider to be our core operating performance. Excluding this cost did not impact Adjusted Net income or Adjusted EBITDA for the comparative periods presented. In the third quarter of 2021, we revised our definition of Adjusted Revenue, Adjusted Net income and Adjusted EBITDA to exclude the effects of contractual prepayment protection associated with sales of MSRs as this does not directly affect what we consider to be our core operating performance. Excluding these costs impacted Adjusted Revenue, Adjusted Net income, Adjusted Diluted EPS and Adjusted EBITDA for the comparative periods presented. From time to time in the future, we may exclude other items if we believe that doing so is consistent with the goal of providing useful information to investors.

We define “Adjusted Revenue” as total revenues net of the change in fair value of mortgage servicing rights (“MSRs”) due to valuation assumptions (net of hedges). We define “Adjusted Net Income” as tax-effected earnings before share-based compensation expense, the change in fair value of MSRs due to valuation assumptions (net of hedges), and a litigation accrual, and the tax effects of those adjustments. We define “Adjusted Diluted EPS” as Adjusted Net Income divided by the diluted weighted average number of Class A common stock outstanding for the applicable period, which assumes the pro forma exchange and conversion of all outstanding Class D common stock for Class A common stock. We define “Adjusted EBITDA” as earnings before interest and amortization expense on non-funding debt, income tax, and depreciation and amortization, net of the change in fair value of MSRs due to valuation assumptions (net of hedges), share-based compensation expense, and a litigation accrual. We exclude from each of these non-GAAP revenues the change in fair value of MSRs due to valuation assumptions (net of hedges) as this represents a non-cash non-realized adjustment to our total revenues, reflecting changes in assumptions including discount rates and prepayment speed assumptions, mostly due to changes in market interest rates, which is not indicative of our performance or results of operation. We also exclude effects of contractual prepayment protection associated with sales of MSRs. Adjusted EBITDA includes interest expense on funding facilities, which are recorded as a component of “Interest income, net”, as these expenses are a direct cost driven by loan origination volume. By contrast, interest and amortization expense on non-funding debt is a function of our capital structure and is therefore excluded from Adjusted EBITDA.

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

Reconciliation of Adjusted Revenue to Total Revenue, net

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2021	2020	2021	2020
Total Revenue, net	$3,114,730	$4,616,195	$10,321,699	$10,969,555
Change in fair value of MSRs due to valuation assumptions (net of hedges) (1)	47,514	126,977	(329,608)	1,193,442
Adjusted Revenue	$3,162,244	$4,743,172	$9,992,091	$12,162,997
(1)    Reflects changes in assumptions including discount rates and prepayment speed assumptions, mostly due to changes in market interest rates, and the effects of contractual prepayment protection associated with sales of MSRs.

Reconciliation of Adjusted Net Income to Net Income Attributable to Rocket Companies

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2021	2020	2021	2020
Net income attributable to Rocket Companies	$75,337	$57,903	$260,159	$57,903
Net income impact from pro forma conversion of Class D common shares to Class A common shares (1)	1,318,062	2,937,961	4,948,428	6,501,965
Adjustment to the provision for income tax (2)	(321,873)	(697,200)	(1,203,184)	(1,564,735)
Tax-effected net income (2)	$1,071,526	$2,298,664	$4,005,403	$4,995,133
Non-cash share-based compensation expense	40,871	33,252	123,873	93,564
Change in fair value of MSRs due to valuation assumptions (net of hedges) (3)	47,514	126,977	(329,608)	1,193,442
Litigation accrual (4)	—	—	15,000	—
Tax impact of adjustments (5)	(21,982)	(39,769)	47,435	(319,435)
Other tax adjustments (6)	1,009	2,157	2,767	2,157
Adjusted Net Income	$1,138,938	$2,421,281	$3,864,870	$5,964,861
(1)    Reflects net income to Class A common stock from pro forma exchange and conversion of corresponding shares of our Class D common shares held by non-controlling interest holders as of September 30, 2021 and 2020.

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

(3)    Reflects changes in assumptions including discount rates and prepayment speed assumptions, mostly due to changes in market interest rates, and the effects of contractual prepayment protection associated with sales of MSRs.

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

Reconciliation of Adjusted Diluted Weighted Average Shares Outstanding to Diluted Weighted Average Shares Outstanding

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands, except shares and per share)	2021	2020	2021	2020
Diluted weighted average Class A Common shares outstanding	1,990,828,351	106,265,422	135,392,670	106,265,422
Assumed pro forma conversion of Class D shares (1)	—	1,878,058,054	1,855,464,831	1,878,058,054
Adjusted diluted weighted average shares outstanding	1,990,828,351	1,984,323,476	1,990,857,501	1,984,323,476

Adjusted Net Income	$1,138,938	$2,421,281	$3,864,870	$5,964,861
Adjusted Diluted EPS	$0.57	$1.22	$1.94	$3.01

(1)    Reflects the pro forma exchange and conversion of non-dilutive Class D common stock to Class A common stock.

Reconciliation of Adjusted EBITDA to Net Income

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2021	2020	2021	2020
Net income	$1,392,859	$2,995,383	$5,206,847	$6,558,512
Interest and amortization expense on non-funding debt	34,163	38,016	104,772	104,291
Income tax provision	32,830	61,683	122,709	84,363
Depreciation and amortization	19,577	15,329	55,470	47,633
Non-cash share-based compensation expense	40,871	33,252	123,873	93,564
Change in fair value of MSRs due to valuation assumptions (net of hedges) (1)	47,514	126,977	(329,608)	1,193,442
Litigation accrual (2)	—	—	15,000	—
Adjusted EBITDA	$1,567,814	$3,270,640	$5,299,063	$8,081,805
(1)    Reflects changes in assumptions including discount rates and prepayment speed assumptions, mostly due to changes in market interest rates, and the effects of contractual prepayment protection associated with sales of MSRs.

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

The following summarizes key performance indicators of the business:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Units and $ in thousands)	2021	2020	2021	2020
Rocket Mortgage (1)
Loan Production Data
Closed loan origination volume	$88,046,623	$88,981,702	$275,336,000	$213,009,515
Direct to Consumer origination volume	$48,077,894	$54,598,909	$154,733,543	$132,151,006
Partner Network origination volume	$39,968,729	$34,382,793	$120,602,457	$80,858,509
Gain on sale margin (2)	3.05%	4.52%	3.21%	4.48%

	September 30,
	2021		2020
Servicing Portfolio Data
Total serviced UPB (includes subserviced)	$521,300,240		$400,277,887
MSRs UPB of loans serviced	$454,666,840		$368,243,032
UPB of loans subserviced and temporarily serviced	$66,633,400		$32,034,855
Total loans serviced (includes subserviced)	2,433.6		2,007.5
Number of MSRs loans serviced	2,239.0		1,896.6
Number of loans subserviced and temporarily serviced	194.6		110.9
MSRs fair value multiple (3)	3.61		2.25
Total serviced delinquency rate, excluding loans in forbearance (60+)	0.83%		0.71%
Total serviced MSRs delinquency rate (60+)	2.15%		4.01%
Net client retention rate (trailing twelve months)	91%		92%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Other Rocket Companies
Amrock closings (units)	261.5	286.3	870.6	692.6
Rocket Homes real estate transactions	9.1	7.7	24.0	20.7
Rockethomes.com average unique monthly visitors (4)	2,398.4	485.1	1,769.9	372.9
Rocket Loans closed (units) (5)	4.9	1.7	12.1	7.2
Rocket Auto car sales (units) (6)	15.1	8.0	44.3	22.7
Core Digital Media client inquiries generated	2,004.3	1,102.6	5,609.1	3,779.9
Total Other Rocket Companies gross revenue	$532,766	$510,103	$1,601,190	$1,439,306
Total Other Rocket Companies net revenue (7)	$403,384	$440,093	$1,236,675	$1,219,744
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

(3)    MSRs fair market value multiple is a metric used to determine the relative value of the MSRs asset in relation to the annualized retained servicing fee, which is the cash that the holder of the MSRs asset would receive from the portfolio as of such date. It is calculated as the quotient of (a) the MSRs fair market value as of a specified date divided by (b) the weighted average annualized retained servicing fee for our MSRs portfolio as of such date. The weighted average annualized retained servicing fee for our MSRs portfolio was 0.29% and 0.31% for the three months ended September 30, 2021 and 2020, respectively, and 0.29% and 0.31% for the nine months ended September 30, 2021 and 2020, respectively. The vast majority of our portfolio consists of originated MSRs and consequently, the impact of purchased MSRs does not have a material impact on our weighted average service fee.

(4)    Rockethomes.com average unique monthly visitors is calculated by a third party service that monitors website activity. This metric doesn't necessarily have a direct correlation to revenues and is used primarily to monitor consumer interest in the Rockethomes.com site.

(5)    During the three and nine months ended September 30, 2021, we processed approximately 0.4 million and 3.5 million unique loan recommendations through the economic injury disaster loans program offered by the Small Business Administration.

(6)    Rocket Auto's Gross Merchandise Value, which represents the vehicle and other vehicle-related sales during the period, was $533 and $1,377 for the three and nine months ended September 30, 2021, respectively.

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

Components of operating expenses
Our operating expenses as presented in the statement of operations data include Salaries, commissions and team member benefits, General and administrative expenses, Marketing and advertising expenses, Other expenses, and Provision for income taxes.
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

Other expenses
Other expenses primarily consist of depreciation and amortization on property and equipment, and mortgage servicing related expenses.
Provision for income taxes
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

Results of Operations for the Three and Nine Months Ended September 30, 2021 and 2020
Summary of Operations

Condensed Statement of Operations Data	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2021	2020	2021	2020
Revenue
Gain on sale of loans, net	$2,654,213	$4,280,442	$8,548,144	$10,856,135
Servicing fee income	334,348	272,158	970,058	779,093
Change in fair value of MSRs	(341,361)	(392,688)	(556,201)	(1,985,545)
Interest income, net	57,185	10,526	106,853	69,391
Other income	410,345	445,757	1,252,845	1,250,481
Total revenue, net	$3,114,730	$4,616,195	$10,321,699	$10,969,555
Expenses
Salaries, commissions and team member benefits	870,010	816,408	2,552,679	2,354,021
General and administrative expenses	313,405	280,705	867,639	763,962
Marketing and advertising expenses	316,471	250,558	943,999	670,749
Interest and amortization expense on non-funding-debt	34,163	38,016	104,772	104,291
Other expenses	154,992	173,442	523,054	433,657
Total expenses	$1,689,041	$1,559,129	$4,992,143	$4,326,680
Income before income taxes	1,425,689	3,057,066	5,329,556	6,642,875
Provision for income taxes	(32,830)	(61,683)	(122,709)	(84,363)
Net income	1,392,859	2,995,383	5,206,847	6,558,512
Net income attributable to non-controlling interest	(1,317,522)	(2,937,480)	(4,946,688)	(6,500,609)
Net income attributable to Rocket Companies	$75,337	$57,903	$260,159	$57,903
Gain on sale of loans, net

The components of gain on sale of loans for the periods presented were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2021	2020	2021	2020
Net gain on sale of loans (1)	$1,947,251	$3,864,480	$6,238,821	$8,363,614
Fair value of originated MSRs	907,242	836,557	2,937,517	2,041,899
Benefit from (provision for) investor reserves	(6,327)	3,665	7,642	(5,698)
Fair value adjustment on loans held for sale and IRLCs	(192,529)	316,159	(1,719,448)	2,710,026
Revaluation loss from forward commitments economically hedging loans held for sale and IRLCs	(1,424)	(740,419)	1,083,612	(2,253,706)
Gain on sale of loans, net	$2,654,213	$4,280,442	$8,548,144	$10,856,135

(1)    Net gain on sale of loans represents the premium received in excess of the UPB, plus net origination fees.

The table below provides details of the characteristics of our mortgage loan production for each of the periods presented:

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Loan origination volume by type	2021	2020	2021	2020
Conventional Conforming	$69,296,358	$77,278,429	$214,257,003	$174,131,609
FHA/VA	12,860,367	10,168,614	44,253,311	31,972,293
Non-Agency	5,889,898	1,534,659	16,825,686	6,905,613
Total mortgage loan origination volume	$88,046,623	$88,981,702	$275,336,000	$213,009,515
Portfolio metrics
Average loan amount	$286	$282	$281	$278
Weighted average loan-to-value ratio	67.73%	68.52%	67.80%	70.31%
Weighted average credit score	746	760	750	755
Weighted average loan rate	2.79%	2.92%	2.78%	3.18%
Percentage of loans sold
To GSEs and government	91.22%	97.85%	94.84%	95.06%
To other counterparties	8.78%	2.15%	5.16%	4.94%
Servicing-retained	91.84%	98.01%	95.99%	96.64%
Servicing-released	8.16%	1.99%	4.01%	3.36%
Net rate lock volume (1)	$86,710,232	$94,667,962	$265,412,457	$242,695,565
Gain on sale margin (2)	3.05%	4.52%	3.21%	4.48%

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
Gain on sale of loans, net was $2.7 billion for the three months ended September 30, 2021, a decrease of $1.6 billion, or 38.0%, as compared with $4.3 billion for the three months ended September 30, 2020. The decrease in Gain on sale of loans, net was primarily driven by a decrease in gain on sale margin to 3.05% from 4.52%, as well as a decrease in mortgage loan origination volume of $0.9 billion, or 1.1%, for the three months ended September 30, 2021 and 2020, respectively. The decrease in gain on sale margin during the three months ended September 30, 2021 reflects a tighter spread between primary and secondary mortgage rates and an increase in mix of our Partner Network as a percentage of our total originations. The primary mortgage rate is the rate at which lenders originate loans with borrowers and the secondary mortgage rate is the rate at which lenders securitize those loans into mortgage backed securities.

Gain on sale of loans, net was $8.5 billion for the nine months ended September 30, 2021, a decrease of $2.3 billion, or 21.3%, as compared with $10.9 billion for the nine months ended September 30, 2020. The decrease in gain on sale of loans, net was primarily driven by a decrease in gain on sale margin to 3.21% from 4.48%, partially offset by an increase in mortgage loan origination volume of $62.3 billion, or 29.3%, for the nine months ended September 30, 2021 and 2020, respectively. The decrease in gain on sale margin in 2021 reflects a tighter spread between primary and secondary mortgage rates and an increase in mix of our Partner Network as a percentage of our total originations. The primary mortgage rate is the rate at which lenders originate loans with borrowers and the secondary mortgage rate is the rate at which lenders securitize those loans into mortgage backed securities.

Net gain on sales of loans decreased $1.9 billion, or 49.6%, to $1.9 billion in the three months ended September 30, 2021 compared to $3.9 billion in the three months ended September 30, 2020. This was driven by a decrease in gain on sale margin, as well as a decrease in mortgage loan origination volume, noted above.

Net gain on sales of loans decreased $2.1 billion, or 25.4%, to $6.2 billion in the nine months ended September 30, 2021 compared to $8.4 billion in the nine months ended September 30, 2020. This was driven by a decrease in gain on sale margin, partially offset by an increase in mortgage loan origination volume, noted above.

The fair value of MSRs originated was $907.2 million for the three months ended September 30, 2021, an increase of $70.7 million, or 8.4%, as compared with $836.6 million during the three months ended September 30, 2020. The increase was primarily due to an increase to sold loan volume of $4.1 billion, or 4.9%, from $83.1 billion for the three months ended September 30, 2020 to $87.2 billion for the three months ended September 30, 2021. MSR assets are created at the time Mortgage Loans Held for Sale are securitized and sold to investors for cash, while the Company retains the MSR.

The fair value of MSRs originated was $2.9 billion for the nine months ended September 30, 2021, an increase of $895.6 million, or 43.9%, as compared with $2.0 billion during the nine months ended September 30, 2020. The increase was primarily due to an increase in sold loan volume of $71.4 billion, or 35.6%, from $200.6 billion for the nine months ended September 30, 2020 to $272.0 billion for the nine months ended September 30, 2021. The increase was also impacted by an increase in the MSRs fair value multiple, which increased in 2021 from 2.53 at December 31, 2020 to 3.61 at September 30, 2021. By contrast the MSRs fair value multiple decreased in 2020 from 3.01 at December 31, 2019 to 2.25 at September 30, 2020. The MSRs fair market value multiple is a metric used to determine the relative value of the MSRs in relation to the annualized retained servicing fee, which is the cash that the holder of the MSRs asset would receive from the portfolio as of such date.

Loan servicing (loss) income, net
For the periods presented, Loan servicing (loss) income, net consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2021	2020	2021	2020
Retained servicing fee	$326,077	$264,276	$945,180	$756,003
Subservicing income	2,038	2,432	7,032	5,987
Ancillary income	6,233	5,450	17,846	17,103
Servicing fee income	334,348	272,158	970,058	779,093
Change in valuation model inputs or assumptions (1)	(51,431)	(131,470)	344,787	(1,258,654)
Change in fair value of MSRs hedge	3,917	4,493	(15,179)	65,212
Collection / realization of cash flows	(293,847)	(265,711)	(885,809)	(792,103)
Change in fair value of MSRs	(341,361)	(392,688)	(556,201)	(1,985,545)
Loan servicing (loss) income, net	$(7,013)	$(120,530)	$413,857	$(1,206,452)
(1)     Includes the effect of contractual prepayment protection resulting from sales of MSRs prepayment protection

	September 30,
($ in thousands)	2021	2020
MSRs UPB of loans serviced	$454,666,840	$368,243,032
Number of MSRs loans serviced	2,238,947	1,896,611
UPB of loans subserviced and temporarily serviced	$66,633,400	$32,034,855
Number of loans subserviced and temporarily serviced	194,637	110,932
Total serviced UPB	$521,300,240	$400,277,887
Total loans serviced	2,433,584	2,007,543
MSRs fair value	$4,701,045	$2,606,149
Total serviced delinquency rate, excluding loans in forbearance (60+)	0.83%	0.71%
Total serviced delinquency count (60+) as % of total	2.15%	4.01%
Weighted average credit score	738	737
Weighted average LTV	70.80%	73.58%
Weighted average service fee	0.29%	0.31%

Loan servicing loss, net was $7.0 million for the three months ended September 30, 2021, which compares to Loan servicing loss, net of $120.5 million for the three months ended September 30, 2020. The reduction of the loss was driven primarily by a smaller loss in changes in valuation model inputs or assumptions to $51.4 million for the three months ended September 30, 2021 as compared to a loss of $131.5 million the three months ended September 30, 2020, as a result of the decrease in prepayment speed valuation assumptions during the period.

Loan servicing income, net was $413.9 million for the nine months ended September 30, 2021, which compares to Loan servicing loss, net of $1,206.5 million for the nine months ended September 30, 2020. The increase was driven primarily by a reduction in fair market value of MSRs of $556.2 million during the nine months ended September 30, 2021 as compared to a reduction in fair market value of MSRs of $1,985.5 million during the nine months ended September 30, 2020.

The change in MSRs fair value was a net decrease of $341.4 million for the three months ended September 30, 2021, as compared with a net decrease of $392.7 million for the three months ended September 30, 2020. The change in fair value during the three months ended September 30, 2021 was primarily driven by $293.8 million of loss due to collection/realization of cash flows. The decrease in fair value during the three months ended September 30, 2020 included $265.7 million of loss due to collection/realization of cash flows and a decrease in fair value due to changes in valuation model inputs or assumptions (net of hedges) of $127.0 million. The overall prepayment assumptions decreased from 19.2% at June 30, 2020 to 17.9% at September 30, 2020, driven primarily by MSR new adds during the quarter. Excluding the addition of new MSRs, the prepayment speeds increased at September 30, 2020 relative to June 30, 2020 resulting in the decrease in fair value due to changes in valuation assumptions noted above.

The change in MSRs fair value was a net loss of $556.2 million for the nine months ended September 30, 2021, as compared with a net loss of $2.0 billion for the nine months ended September 30, 2020. The change in fair value during the nine months ended September 30, 2021 included $885.8 million of loss due to collection/realization of cash flows and an increase in fair value due to change in valuation assumptions (net of hedges) of $329.6 million primarily driven by a decrease in prepayment speeds from 15.8% at December 31, 2020 to 9.8% at September 30, 2021. The decrease in fair value during the nine months ended September 30, 2020 included $792.1 million of loss due to collection/realization of cash flows and a decrease in fair value due to changes in valuation model inputs or assumptions (net of hedges) of $1.2 billion primarily driven by an increase in prepayment speeds from 14.5% at December 31, 2019 to 17.9% at September 30, 2020.

Interest income, net
The components of Interest income, net for the periods presented were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2021	2020	2021	2020
Interest income	$129,963	$79,890	$311,853	$231,971
Interest expense on funding facilities	(72,778)	(69,364)	(205,000)	(162,580)
Interest income, net	$57,185	$10,526	$106,853	$69,391

Interest income, net was $57.2 million for the three months ended September 30, 2021, an increase of $46.7 million, or 443.3%, as compared to $10.5 million for the three months ended September 30, 2020. The increase was driven primarily by an increase in mortgage interest rates during the three months ended September 30, 2021 compared to the three months ended September 30, 2020, partially offset by a decrease in origination volume.

Interest income, net was $106.9 million for the nine months ended September 30, 2021, an increase of $37.5 million, or 54.0%, as compared to $69.4 million for the nine months ended September 30, 2020. The increase was primarily driven by an increase in mortgage interest rates, as well as an increase in origination volume for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

Other income

Other income decreased $35.4 million, or 7.9%, to $410.3 million for the three months ended September 30, 2021 as compared to $445.8 million for the three months ended September 30, 2020. The decrease was driven by a decrease in revenues generated from Rocket Loans loan recommendations through the economic injury disaster loans program offered by the Small Business Administration.

Other income increased $2.4 million, or 0.2%, to $1.3 billion for the nine months ended September 30, 2021 as compared to $1.3 billion for the nine months ended September 30, 2020. The increase was driven by revenues generated from Amrock's title insurance services, property valuation and settlement services that were also driven by the increase in origination volume noted above, partially offset by the decrease in revenues generated from Rocket Loans loan recommendations through the economic injury disaster loans program offered by the Small Business Administration.

Expenses

Expenses for the periods presented were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2021	2020	2021	2020
Salaries, commissions and team member benefits	$870,010	$816,408	$2,552,679	$2,354,021
General and administrative expenses	313,405	280,705	867,639	763,962
Marketing and advertising expenses	316,471	250,558	943,999	670,749
Interest and amortization expense on non-funding debt	34,163	38,016	104,772	104,291
Other expenses	154,992	173,442	523,054	433,657
Total expenses	$1,689,041	$1,559,129	$4,992,143	$4,326,680

Total expenses were $1.7 billion for the three months ended September 30, 2021, an increase of $129.9 million or 8.3%, as compared with $1.6 billion for the three months ended September 30, 2020. This was driven primarily by an increase in salaries, commissions and team member benefits, general and administrative expenses, marketing and advertising expenses, partially offset by decreases in other expenses as described below.

Total expenses were $5.0 billion for the nine months ended September 30, 2021, an increase of $665.5 million or 15.4%, as compared with $4.3 billion for the nine months ended September 30, 2020. This was driven primarily by increases in salaries, commissions and team member benefits, general and administrative expenses, marketing and advertising, and other expenses as described below.

Salaries, commissions and team member benefits were $870.0 million for the three months ended September 30, 2021, an increase of $53.6 million, or 6.6%, as compared with $816.4 million for the three months ended September 30, 2020. The increase is primarily due to hiring in production roles to support the increased volume levels, as well as hiring of key talent on the technology and product strategy teams.

Salaries, commissions and team member benefits were $2.6 billion for the nine months ended September 30, 2021, an increase of $198.7 million, or 8.4%, as compared with $2.4 billion for the nine months ended September 30, 2020. The increase is primarily due to hiring in production roles to support the increased volume levels, as well as hiring of key talent on the technology and product strategy teams.

General and administrative expenses were $313.4 million for the three months ended September 30, 2021, an increase of $32.7 million, or 11.6%, as compared with $280.7 million for the three months ended September 30, 2020. The increased expense was driven primarily by increased third party technology spend..

General and administrative expenses were $867.6 million for the nine months ended September 30, 2021, an increase of $103.7 million, or 13.6%, as compared with $764.0 million for the nine months ended September 30, 2020. The increased expense was driven primarily by increased by increased third party technology spend..

Marketing and advertising expenses were $316.5 million for the three months ended September 30, 2021, an increase of $65.9 million, or 26.3% as compared with $250.6 million for the three months ended September 30, 2020. In 2021, the Company’s brand marketing spend increased from new national campaigns with the reintroduction of many sporting and other live events that were cancelled in 2020 due to the COVID-19 pandemic. Also, in 2021 the Company’s performance marketing spend increased as compared to the prior period supporting our increase in loan origination volume.

Marketing and advertising expenses were $944.0 million for the nine months ended September 30, 2021, an increase of $273.3 million, or 40.7% as compared with $670.7 million for the nine months ended September 30, 2020. In 2021, the Company’s brand marketing spend increased from new national campaigns with the reintroduction of many sporting and other live events that were cancelled in 2020 due to the COVID-19 pandemic. Also, in 2021 the Company’s performance marketing spend increased as compared to the prior period supporting our increase in loan origination volume.

Other expenses were $155.0 million for the three months ended September 30, 2021, a decrease of $18.5 million, or 10.6%, as compared with $173.4 million for the three months ended September 30, 2020. The decrease was due to a decrease in expenses incurred from servicing payoff expenses.

Other expenses were $523.1 million for the nine months ended September 30, 2021, an increase of $89.4 million, or 20.6%, as compared with $433.7 million for the nine months ended September 30, 2020. The increased expense was driven primarily by an increase in expenses incurred to support the higher level of title insurance services, property valuation and settlement services due to the increased origination volumes noted above, and an increase in payoff interest expense.

Summary Results by Segment for the Three and Nine Months Ended September 30, 2021 and 2020

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

We measure the performance of the segments primarily on a contribution margin basis. Contribution margin is intended to measure the direct profitability of each segment and is calculated as Adjusted Revenue less directly attributable expenses. Adjusted Revenue is a non-GAAP financial measure described above. Directly attributable expenses include Salaries, commissions and team member benefits, Marketing and advertising expenses, General and administrative expenses and Other expenses, such as direct servicing costs and origination costs. For segments, we measure gain on sale margin of sold loans and refer to this metric as ‘Sold Loan Gain on Sale Margin’. A loan is considered sold when it is sold to investors in the secondary market. In previous disclosures, ‘sold loans’ were referred to as ‘funded loans’. Sold loan gain on sale margin represents revenues on loans that have been sold divided by the sold UPB amount. Sold loan gain on sale margin is used specifically in the context of measuring the gain on sale margins of our Direct to Consumer and Partner Network segments. Sold loan gain on sale margin is an important metric in evaluating the revenue generating performance of our segments as it allows us to measure this metric at a segment level with a high degree of precision. By contrast, ‘gain on sale margin’, which we use outside of the segment discussion, measures the gain on sale revenue generation of our combined mortgage business. See below for our overview and discussion of segment results for the three and nine months ended September 30, 2021 and 2020. For additional discussion, see Note 12, Segments of the notes to the unaudited condensed consolidated financial statements of this Form 10-Q.

Direct to Consumer Results

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2021	2020	2021	2020
Sold Loan Volume	$49,556,034	$53,548,777	$163,496,557	$132,016,371
Sold Loan Gain on Sale Margin	4.47%	5.78%	4.88%	5.36%
Revenue
Gain on sale	$2,241,633	$3,128,695	$7,155,872	$8,759,914
Interest income	77,112	53,764	188,269	152,087
Interest expense on funding facilities	(43,528)	(46,936)	(124,942)	(107,718)
Service fee income	333,653	271,254	967,993	776,117
Changes in fair value of MSRs	(341,361)	(392,688)	(556,201)	(1,985,545)
Other income	234,381	237,855	769,152	589,415
Total Revenue, net	$2,501,890	$3,251,944	$8,400,143	$8,184,270
Decrease (increase) in MSRs due to valuation assumptions (net of hedges)	47,514	126,977	(329,608)	1,193,442
Adjusted Revenue	$2,549,404	$3,378,921	$8,070,535	$9,377,712
Less: Directly Attributable Expenses (1)	927,897	930,227	2,808,340	2,611,044
Contribution Margin	$1,621,507	$2,448,694	$5,262,195	$6,766,668

(1)    Direct expenses attributable to operating segments exclude corporate overhead, depreciation and amortization, and interest and amortization expense on non-funding debt.

For the three months ended September 30, 2021, Direct to Consumer Adjusted Revenue decreased $0.8 billion, or 24.5% to $2.5 billion from $3.4 billion for the three months ended September 30, 2020. The decrease was driven by a decline in Direct to Consumer gain on sale margins resulting in a decrease in Gain on sale revenue of $0.9 billion, or 28.4%, during the three months September 30, 2021. On a sold loan basis, the Direct to Consumer segment generated $49.6 billion in sold loan volume during the three months ended September 30, 2021, a decrease of $4.0 billion, or 7.5% as compared to the three months ended September 30, 2020. In addition, sold loan gain on sale margin was 4.47% during the three months ended September 30, 2021 as compared to 5.78% during the three months ended September 30, 2020, driven primarily by a compression in primary-secondary spreads which led to margin suppression during the three months ended September 30, 2021 as compared to the three months ended September 30, 2020.

For the three months ended September 30, 2021, Direct to Consumer Directly Attributable Expenses decreased $2.3 million, or 0.3%, to $927.9 million during the three months ended September 30, 2021 compared to $930.2 million during the three months ended September 30, 2020. The decrease was primarily due to a decrease in variable compensation and loan processing costs, offset by an increase in team members in production roles.

For the three months ended September 30, 2021, Direct to Consumer Contribution Margin decreased $0.8 billion, or 33.8%, to $1.6 billion, compared to $2.4 billion during the three months ended September 30, 2020. The decrease in Contribution Margin was driven primarily by the decrease in Direct to Consumer sold loan volume and gain on sale margins noted above.

For the nine months ended September 30, 2021, Direct to Consumer Adjusted Revenue decreased $1.3 billion, or 13.9% to $8.1 billion from $9.4 billion for the nine months ended September 30, 2020. The decrease was driven by a decline in Direct to Consumer sold loan gain on sale margins, partially offset by higher sold loan volumes. On a sold loan basis, the Direct to Consumer segment generated $163.5 billion in volume for the nine months ended September 30, 2021, an increase of $31.5 billion, or 23.8% as compared to the nine months ended September 30, 2020. In addition, sold loan gain on sale margin was 4.88% for the nine months ended September 30, 2021 as compared to 5.36% for the nine months ended September 30, 2020.

For the nine months ended September 30, 2021, Direct to Consumer Directly Attributable Expenses increased $0.2 billion, or 7.6%, to $2.8 billion, compared to $2.6 billion for the nine months ended September 30, 2020. The increase was primarily due to an increase in team members in production roles needed to support growth and an increase in higher marketing lead generation costs.

For the nine months ended September 30, 2021, Direct to Consumer Contribution Margin decreased $1.5 billion, or 22.2%, to $5.3 billion, compared to $6.8 billion for the nine months ended September 30, 2020. The decrease in Contribution Margin was driven primarily by a decrease in sold loan gain on sale margins.

Partner Network Results

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2021	2020	2021	2020
Sold Loan Volume	$37,665,745	$29,568,576	$108,514,309	$68,632,837
Sold Loan Gain on Sale Margin	0.78%	2.70%	1.32%	1.98%
Revenue
Gain on sale	$402,649	$1,151,071	$1,374,729	$2,089,285
Interest income	51,815	25,691	121,097	77,638
Interest expense on funding facilities	(29,248)	(22,428)	(80,010)	(54,451)
Other income	31,301	47,858	82,306	107,328
Total Revenue, net	$456,517	$1,202,192	$1,498,122	$2,219,800
Decrease (increase) in MSRs due to valuation assumptions (net of hedges)	—	—	—	—
Adjusted Revenue	$456,517	$1,202,192	$1,498,122	$2,219,800
Less: Directly Attributable Expenses	176,246	141,214	532,087	372,337
Total Contribution Margin	$280,271	$1,060,978	$966,035	$1,847,463

For the three months ended September 30, 2021, Partner Network Adjusted Revenue decreased $745.7 million, or 62.0% to $456.5 million, from $1.2 billion for the three months ended September 30, 2020. The decrease was driven by lower Partner Network sold loan gain on sale margins, partially offset by higher sold loan volumes, resulting in a decrease in gain on sale revenue of $748.4 million, or 65.0%, for the three months ended September 30, 2021. On a sold loan basis, the Partner Network segment generated $37.7 billion in sold loan volume for the three months ended September 30, 2021, an increase of $8.1 billion, or 27.4% as compared to the three months ended September 30, 2020. In addition, sold loan gain on sale margin was 0.78% in 2021 as compared to 2.70% in 2020.

For the three months ended September 30, 2021, Partner Network Directly Attributable Expenses increased $35.0 million, or 24.8%, to $176.2 million in the three months ended September 30, 2021 compared to $141.2 million for the three months ended September 30, 2020. The increase was primarily due to an increase in team members in production roles needed to support growth.

For the three months ended September 30, 2021, Partner Network Contribution Margin decreased $780.7 million, or 73.6%, to $280.3 million in the three months ended September 30, 2021 compared to $1.1 billion for the three months ended September 30, 2020. The decrease in Contribution Margin was driven primarily by the decrease in Partner Network sold loan gain on sale margin noted above, partially offset by an increase in Partner Network sold loan volume.

For the nine months ended September 30, 2021, Partner Network Adjusted Revenue decreased $721.7 million, or 32.5% to $1.5 billion, from $2.2 billion for the nine months ended September 30, 2020. The decrease was driven by lower net rate lock gain on sale margin resulting in a decrease in gain on sale revenue of $714.6 million, or 34.2%, for the nine months ended September 30, 2021. On a sold loan basis, the Partner Network segment generated $108.5 billion in sold loan volume for the nine months ended September 30, 2021, an increase of $39.9 billion, or 58.1% as compared to the nine months ended September 30, 2020. In addition, sold loan gain on sale margin was 1.32% for the nine months ended September 30, 2021 as compared to 1.98% for the nine months ended September 30, 2020.

For the nine months ended September 30, 2021, Partner Network Directly Attributable Expenses increased $159.8 million, or 42.9%, to $532.1 million for the nine months ended September 30, 2021 compared to $372.3 million for the nine months ended September 30, 2020. The increase was primarily due to an increase in team members in production roles needed to support growth.

For the nine months ended September 30, 2021, Partner Network Contribution Margin decreased $881.4 million, or 47.7%, to $966.0 million for the nine months ended September 30, 2021 compared to $1.8 billion for the nine months ended September 30, 2020. The decrease in Contribution Margin was driven primarily by a decrease in net rate lock gain on sale margin and an increase in Partner Network Directly Attributable Expenses.

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

As discussed in Note 5, Borrowings, of the notes to the unaudited condensed consolidated financial statements included in this Form 10-Q, as of September 30, 2021, we had 19 different funding facilities in different amounts and with various maturities together with the Senior Notes. Furthermore, in October 2021, Rocket Mortgage closed a private offering of $1,150,000 2.875% Senior Notes and $850,000 4.000% Senior Notes. A portion of these proceeds were used to repurchase $948,015 of the 5.250% Senior Notes with an outstanding principal amount of $1,010,000 as of September 30, 2021. At September 30, 2021, the aggregate available amount under our facilities was $31.0 billion, with combined outstanding balances of $18.9 billion and unutilized capacity of $12.1 billion.

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

The amount owed and outstanding on our loan funding facilities fluctuates significantly based on our origination volume, the amount of time it takes us to sell the loans it originates, and the amount of loans being self-funded with cash. We may from time to time use surplus cash to “buy-down” the effective interest rate of certain loan funding facilities or to self-fund a portion of our loan originations. As of September 30, 2021, $3.4 billion of our cash was used to buy-down our funding facilities and self-fund, $500.7 million of which are buy-down funds that are included in Cash and cash equivalents on the Condensed Consolidated Balance Sheets and an estimated $2.9 billion of which is discretionary self-funding that reduces Cash and cash equivalents on the Condensed Consolidated Balance Sheets. We have the ability to withdraw the $500.7 million at any time, unless a margin call has been made or a default has occurred under the relevant facilities. The Company has an estimated $2.9 billion of discretionary self-funded loans, of which a portion can be transferred to a warehouse line or the early buy out line, provided that such loans meet the eligibility criteria to be placed on such lines. The remaining portion will be funded in normal course over a short period of time, generally less than one month. In addition to the $2.9 billion of corporate cash used for discretionary self-funding of loans as of September 30, 2021, we had an additional $2.2 billion of cash on-hand, for a total of $5.1 billion of available cash.

Our loan funding facilities, early buy out facilities, MSRs facility and unsecured lines of credit also generally require us to comply with certain operating and financial covenants and the availability of funds under these facilities is subject to, among other conditions, our continued compliance with these covenants. These financial covenants include, but are not limited to, maintaining (1) a certain minimum tangible net worth, (2) minimum liquidity, (3) a maximum ratio of total liabilities or total debt to tangible net worth and (4) pre-tax net income requirements. A breach of these covenants can result in an event of default under these facilities and as such allows the lenders to pursue certain remedies. In addition, each of these facilities, as well as our unsecured lines of credit, includes cross default or cross acceleration provisions that could result in all facilities terminating if an event of default or acceleration of maturity occurs under any facility. We were in compliance with all covenants as of September 30, 2021 and 2020.

September 30, 2021 compared to September 30, 2020

Cash Flows

Our Cash and cash equivalents and Restricted cash were $2.4 billion at September 30, 2021, a decrease of $1.2 billion, or 33.4%, compared to $3.6 billion at September 30, 2020. The decrease was primarily driven by distributions made to Class A shareholders of the Company and to unit holders (members) of Holdings, partially offset by net increase from earnings.

Equity

Equity was $9.2 billion as of September 30, 2021, an increase of $2.8 billion, or 44.4%, as compared to $6.4 billion as of September 30, 2020. The change was primarily the result of net income of $8.0 billion and share-based compensation of $191.5 million. The increase was partially offset by distributions made to Class A shareholders of the Company and to unit holders (members) of Holdings.

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

In addition to the $2.2 billion Special Dividend, we had $1.8 billion in tax distributions, for a total of $4.0 billion of distributions during the nine months ended September 30, 2021. During the nine months ended September 30, 2020, we had net transfers to the parent company of $3.8 billion. Except for tax distributions, these distributions are at the discretion of our board of directors.

Contractual Obligations, Commercial Commitments, and Other Contingencies

There were no material changes outside the ordinary course of business to our outstanding contractual obligations as of September 30, 2021 from information and amounts previously disclosed as of December 31, 2020 in our Annual Report on Form 10-K under the caption “Contractual Obligations, Commercial Commitments, and Other Contingencies”. Refer to Notes 5, Borrowings, and 10, Commitments, Contingencies and Guarantees, of the notes to the condensed consolidated financial statements for further discussion of contractual obligations, commercial commitments, and other contingencies, including legal contingencies.
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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of September 30, 2021, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

The following table shows the Share Repurchase Program activity during the three months ended September 30, 2021:

Period	Number of Shares Repurchased	Average Repurchase Price Per Share	Total Repurchase Amount
7/1/2021 to 7/31/2021	—	$—	$—
8/1/2021 to 8/31/2021	888,541	17.69	15,714,312
9/1/2021 to 9/30/2021	1,178,800	16.85	19,857,495
Total for the three months ended September 30, 2021	2,067,341	$17.21	$35,571,807

As of September 30, 2021 approximately $956.1 million remains available under the Share Repurchase Program.

Item 6. Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Rocket Companies, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed on September 2, 2020)
3.2	Amended and Restated Bylaws of Rocket Companies, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, filed on September 2, 2020)
10.1*
Nineteenth Amendment to Master Repurchase Agreement, dated August 25, 2021, by and among JPMorgan Chase Bank, N.A., as buyer and administrative agent for the buyers, the other Buyers from time to time party thereto, and Rocket Mortgage, LLC, as seller

10.2*
Amendment Number Five to Master Repurchase Agreement, dated September 16, 2021, by and among Morgan Stanley Bank, N.A., as buyer, Morgan Stanley Mortgage Capital Holdings LLC, as agent, and Rocket Mortgage, LLC (f/k/a Quicken Loans, LLC), as seller

10.3*	Amendment Number Two to Master Repurchase Agreement, dated September 24, 2021, by and between Citibank, N.A., as buyer, and Rocket Mortgage, LLC (f/k/a Quicken Loans, LLC), as seller
10.4*	Amendment No. 1 to Master Repurchase Agreement, dated as of September 24, 2021, by and between Barclays Bank PLC, as buyer, and Rocket Mortgage, LLC (formerly known as Quicken Loans, LLC) as seller
10.5*	Amendment Number Three to the Master Repurchase Agreement, dated as of September 4, 2019, between Rocket Mortgage, LLC (f/k/a Quicken Loans, LLC), as seller and Citibank, N.A., as Buyer
10.6*#	Fourth Amendment to Lease, dated as of December 30, 2020, by and between AGP One North Central Owner LLC, as landlord, and Quicken Loans, LLC, as tenant
10.7*#	Third Amendment to Amended and Restated Lease, dated as of July 16, 2021, by and between Webward LLC, as landlord, and Rocket Mortgage, LLC (f/k/a Quicken Loans, LLC), as tenant
31.1*	Certification of CEO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)
31.2*	Certification of CFO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)
32.1*	Certification by the CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification by the CFO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
#	Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The Company agrees to furnish supplementally an unredacted copy of the exhibit to the Securities and Exchange Commission upon its request.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rocket Companies, Inc.

November 9, 2021	By:	/s/ Julie Booth
Date		Name: Julie Booth
Chief Financial Officer and Treasurer
(Principal Financial Officer)