Form 10-K
period 2021-12-31
Rocket Companies, Inc.
filed 2022-03-01
CIK 1805284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2021 the aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates of the registrant was $2,623,982,853. Computed by the closing price of common equity as of the last business day of the registrant's most recently completed second quarter.

As of February 22, 2022, 121,075,831 shares of the registrant's Class A common stock, $0.00001 par value, and 1,848,879,483 shares of the registrant's Class D common stock, $0.00001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for use in connection with its 2022 Annual Meeting of Stockholders, which is to be filed no later than 120 days after December 31, 2021, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Rocket Companies, Inc.
Form 10-K
For the period ended December 31, 2021

Part I

RISK FACTORS SUMMARY

Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows and prospects. Risks that we deem material are described under “Risk Factors” in Item 1A of this report. These risks include, but are not limited to, the following:

•The COVID-19 pandemic has resulted in additional risks that could materially adversely affect our ability to generate business, including originate and service mortgages.

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

•We may be required to repurchase or substitute mortgage loans or mortgage servicing rights ("MSRs") that we have sold, or indemnify purchasers of our mortgage loans or MSRs.

•Fraud could result in significant financial losses and harm to our reputation.

•We utilize vendors and service providers, including affiliates and other third parties, to deliver products and services to our clients. Their failure to perform to contractual agreements and our failure to effectively maintain a vendor oversight program could adversely affect our business.

•Our subsidiary, Rocket Loans, is a rapidly growing company that faces increased risks, uncertainties, expenses and difficulties due to its relatively limited operating history, its reliance on third party relationships and sources and the expansion of its lending technology to other products.

•Our Rocket Homes business model subjects us to challenges not faced by traditional brokerages.

•We may be unable to make acquisitions and investments, successfully integrate acquired companies into our business, or our acquisitions may not meet our expectations, any of which could adversely affect our business, financial condition, and results of operations.

•Negative public opinion could damage our brand and reputation and adversely affect our business and earnings.

•Our risk management efforts may not be effective.

•We face intense competition that could adversely affect us.

•Low automobile inventory supply levels adversely impacts Rocket Auto’s business, results of operations and prospects by reducing an automotive dealers’ willingness to participate in Rocket Auto's network.

•Our business is significantly impacted by interest rates. Changes in prevailing interest rates or U.S. monetary policies that affect interest rates may have a detrimental effect on our business.

•A disruption in the secondary home loan market, including the mortgage-backed security ("MBS") market, could have a detrimental effect on our business.

•Regulation of title insurance rates could adversely affect our subsidiary, Amrock.

•We are subject to various legal actions that if decided adversely, could be detrimental to our business.

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

Item 1. Business

Overview

We are a Detroit‑based FinTech company consisting of tech-driven real estate, mortgage and financial service businesses. We leverage our technology, data and highly trained Rocket Cloud Force to provide clients with certainty throughout life’s most complex transactions, helping them achieve their American dream. We are committed to providing an industry-leading client experience powered by our platform. We believe our widely recognized “Rocket” brand is synonymous with providing simple, fast, and trusted digital solutions for complex transactions.

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

Since our inception in 1985, we have consistently demonstrated our ability to launch new consumer experiences, scale and automate operations, and extend our proprietary technologies to partners. Our flagship business, Rocket Mortgage, is the industry leader, having provided more than $1.5 trillion in home loans since inception. We have now expanded into complementary industries, such as real estate services, personal lending, auto sales, solar, and personal finance. With each of these businesses in gigantic and fragmented markets, we seek to reinvent and streamline the client experience leveraging the Rocket platform.

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

•Rocket Homes. Our proprietary home search platform and real estate agent referral network, Rocket Homes provides technology-enabled services to support the home buying and selling experience. The company allows consumers to search for homes, connect with a real estate professional and obtain mortgage approval – through sister company Rocket Mortgage – creating a seamless, fully integrated home buying and selling experience. Rocket Homes also empowers clients to buy or sell properties directly through a streamlined process to create high-impact listings and offers one-on-one support from home selling specialists.

•Rocket Auto. Our automotive retail marketplace, providing centralized and virtual car sales support to online car purchasing platforms with substantial inventories.

•Rocket Loans. Our asset‑light, online‑based personal loan business that focuses on high quality, prime borrowers, by leveraging a user-friendly platform and dedication to client-experience.

•Rocket Solar. Announced in 2021, our entry into the solar energy industry is set to connect homeowners with simple, digital financing solutions through a team of trained solar advisors within our Rocket Cloud Force.

•Core Digital Media. Our online marketing and customer acquisition leader in the mortgage and personal financial product sectors. Core Digital Media enables growth for our broader platform by offering marketing insights and lead generation technology.

•Lendesk. Our Canadian technology services company offering a suite of products to digitize and simplify the Canadian mortgage experience, including a point of sale system for mortgage professionals and a loan origination system for private lenders.

•Edison Financial. Our Windsor, Canada based digital mortgage broker that serves the needs of consumers across Canada by leveraging technology to make the mortgage process efficient, transparent, and comfortable.

•Truebill. Our personal finance app that helps clients manage every aspect of their financial lives. Truebill offers clients a unique understanding of their finances and a suite of valuable services that save them time and money - ultimately giving them a leg up on their financial journey.

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

Technology

We have found that the most powerful approach to improving the client experience is to identify the pain points in the process and create scalable technology driven solutions for each one. Our technology platform allows us to scale profitably and support life’s most complex transactions for our clients. We drive continuous innovations to our fully-integrated digital products and infrastructure, providing a seamless and efficient experience for our team members, clients and partners. Leveraging advantages in client acquisition, data, and technology, the Rocket platform is expanding across complex transactions including home search and sales, automotive retail, personal finance, and residential solar. We are also extending our best-in-class mortgage technology platform outward to financial institutions, enabling banks and credit unions to focus on nurturing client relationships and offer mortgage more profitably.

At the core of our platform is an advanced engine that enables the data-intensive modeling, modification and management of complex business processes and rules. We have turned complicated and regulatory‑heavy processes into a series of client‑friendly questions and requests. We closely monitor the performance of any new initiatives with tangible data and metrics, including days to close, team member efficiency and client satisfaction. We have strategically developed our technology in modules to facilitate agile enhancements. This enables us to effectively scale during market expansion, efficiently onboard partners, and grow into new client segments and channels, with less time and investment than our competitors. This process partitioning has allowed us to identify many areas that could be automated. These automated processes produce true objectivity and greatly reduce human error. Our system has been designed to integrate across business functions, continuously monitoring in‑progress transactions and leveraging our proprietary, data‑driven, decision engine to recommend the most efficient task for each team member.

Marketing

We believe our national Rocket brand establishes a competitive advantage that is difficult to replicate. In our industry, we are the only company of scale with significant digital‑first brand recognition, with marketing investment of over $7 billion since our inception. Our in‑house marketing agency has a long history of creating bold and visible events and campaigns and reaching potential clients through highly targeted marketing strategies. Our scale and data analytics provide distinct advantages in the efficiency of our marketing initiatives. We utilize data gathered from inquiries, applications and ongoing client relationships to optimize digital performance marketing, deliver a unified experience across the Rocket platform and maximize the lifetime value of our clients.

A combination of the efficiencies from our proprietary technologies, our specialized marketing teams, and the growth in our servicing portfolio and our partner network have led to an increase in conversion of client leads to closed loans. This increase in conversion has allowed us to continue to grow our mortgage origination volume without increasing the number of client leads at the same rate.

Servicing

We are also an award‑winning mortgage servicer, with a net client retention rate of over 91% of our total servicing clients on an annual basis. There is a strong correlation between this metric and client lifetime value, and we believe these levels are far superior to others in the mortgage industry and rival subscription-based model across industries. Servicing the loans that we originate provides us with an opportunity to build long‑term relationships and continually deliver a seamless experience to our clients. We employ our same client‑centric culture and technology cultivated through our origination business towards the servicing of loans to deliver a digital client experience in servicing, specifically designed around the needs and expectations of our clients. Through Rocket Mortgage, clients can view their loan information and activity, obtain insight into their home value and equity, and obtain personalized videos that simplify complex topics such as escrow changes utilizing the clients’ actual loan information and figures. This differentiated servicing experience focuses on client service with positive, regular touchpoints and a better understanding of our clients’ future needs.

Competition

We compete against a variety of companies offering financial solutions, including large financial institutions, independent mortgage banks, and FinTech companies. Competition across our businesses supporting complex personal transactions such as mortgages is intense and can take many forms, including the variety of loan programs and services being made available, interest rates and fees charged for loans, convenience in obtaining loans, client service levels, loan terms and amounts, and marketing and distribution channels. We rely on constant innovation and an established digital-first brand to compete effectively, as well as our high velocity, capital light and cash generating business model. We originate mortgage loans that are sold either to government backed entities or to investors in the secondary mortgage market, requiring minimal capital with most sales occurring within three weeks of origination. Since our counterparties are primarily the government-sponsored enterprise ("GSEs") as well as other diversified sets of investors, we do not need to hold significant capital to grow our origination business.

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

•the change in fair value of interest rate lock commitments ("IRLCs") and loans held for sale;

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

Government Regulations

We operate in heavily regulated industries that are highly focused on consumer protection. This extensive regulatory framework we are subject to includes U.S. federal, state and local laws and Canadian regulations and rules. Governmental authorities and various U.S. federal, state and Canadian agencies have broad oversight, supervision, and enforcement authority over our business. Because we are not a depository institution, we must comply with state licensing requirements to conduct our business. Similar licensing laws apply to us in Canada. We incur significant ongoing costs to comply with licensing requirements under the Secure and Fair Enforcement for Mortgage Licensing Act of 2008 (“the SAFE Act”) and the Dodd‑Frank Act, among others. To conduct our residential mortgage origination operations in the United States, we are licensed in all 50 states and the District of Columbia. As required by state law, we have additional licenses in all 50 states and the District of Columbia to enable us to act as a loan servicer, mortgage broker, real estate brokerage, conduct lead generation activities, and operate our personal loan platform that facilitates loans. The licensing process includes the submission of an application to the relevant state agency, a character and fitness review of key individuals and an administrative review of our business operations. We are also supervised by regulatory agencies under U.S. state and Canadian law. In addition, the GSEs and the Federal Housing Finance Agency ("FHFA"), Ginnie Mae, Federal Trade Commission ("FTC"), U.S. Department of Housing and Urban Development ("HUD"), Federal Housing Administration ("FHA"), various investors, non‑agency securitization trustees and others subject us to periodic reviews and audits. This broad and extensive supervisory and enforcement oversight will continue to occur in the future. As a highly regulated business, the regulatory and legal requirements we face can change and may even become more restrictive. In turn, this could make our compliance responsibilities more complex. We are also subject to judicial and administrative decisions that impose requirements and restrictions on our business. Numerous U.S. federal regulatory consumer protection laws impact our business.

We are also subject to a variety of regulatory and contractual obligations imposed by credit owners, insurers and guarantors of the loans we originate or facilitate and/or service. This includes, but is not limited to, Fannie Mae, Freddie Mac, Ginnie Mae, FHFA, The Department of Veterans Affairs ("VA"), and the FHA/HUD. The Consumer Financial Protection Bureau ("CFPB"), established under the Dodd-Frank Act, directly and significantly influences the regulation of residential mortgage loan originations and servicing. The CFPB has rulemaking authority with respect to many of the federal consumer protection laws applicable to mortgage lenders and servicers, including Truth in Lending Act ("TILA"), Real Estate Settlement Procedures Act ("RESPA"), Equal Credit Opportunity Act ("EOCA"), Fair Credit Reporting Act ("FCRA"), and the Fair Debt Collection Practices Act. The CFPB has been active and continues to amend rules and regulations within its purview. We continue to work diligently to assess and understand the implications of the regulatory environment in which we operate and the regulatory changes that we are facing. We devote substantial resources to regulatory compliance, including operational and system costs, while at the same time striving to meet the needs and expectations of our clients.

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

Human Capital

Rocket Companies invests for the long term and places tremendous value in supporting our team members, clients and hometowns. Dan Gilbert, our founder and Chairman, purposefully created a strong cultural foundation of core principles, or “ISMs”, as a cultural operating system to guide decision making by all of our team members. These ISMs are our DNA, compass and foundation. At the heart of the ISMs is a simple, yet powerful, concept: “Love our team members. Love our clients.” Our team members put the ISMs into action every day. The result is an empowered and passionate team aligned in a common mission. As of December 31, 2021, we had approximately 26,000 team members all of whom are based in the United States and Canada.

As part of our ‘ALL IN’ talent management strategy, we provide tools and resources to our team members that enable them to reach their full potential, build their own career paths, enhance their well-being and support their financial goals. Our team members have access to training and mentorship opportunities, specialized leadership programs and a variety of educational programs through ROCK Academy. The Company supports team member growth and mobility within the organization through the Company’s THRIVE program. The THRIVE team works closely with team members to help them find an open role that aligns with their passion, skill set and career growth. In the year ended December 31, 2021, approximately 1,900 team members transferred to new roles within the organization. To understand and improve team member retention and engagement, the Company surveys team members with the assistance of third-party consultants. In 2021, approximately 83% of our team members completed the engagement survey. Based on these results, over 90% of our team members surveyed stated that they are proud to work for the Company.

During 2021, the Company introduced a hybrid work model allowing the majority of team members to work a flexible schedule between work and home. We believe this change to a hybrid work model will promote a healthier work and home life balance for our team members as well as nurture the culture and collaboration that are core to who we are. In connection with the hybrid work model we have established cleaning protocols, healthy workplace guidelines, preparedness and response plans and health screenings. We provide a variety of resources focused on supporting our team member’s physical, mental and emotional health to help improve their quality of life. For example, every month, our TotalYou Wellness team provides web-based presentations that cover topics including exercise, finances, family life and nutrition. Based on engagement survey results, over 94% of our team members feel the work they do has an impact on our Company's success.

We also actively provide and promote opportunities for our team members to share their voice and engage with our community. Based on engagement survey results, approximately 92% of our team members support the various ways the Company contributes to the community. We are committed to fostering a diverse and inclusive workplace and we proactively recruit for and hire diverse talent across a wide range of candidates to achieve the highest performing teams. Our Diversity, Equity and Inclusion team is committed to fostering an inclusive environment built on open doors, open minds and an open culture rooted in trust. As a reflection of our commitment to prioritize our team members, our flagship company, Rocket Mortgage, has been named to Fortune magazine’s list of “100 Best Companies to Work For” for 18 consecutive years.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Section 13(a) of the Exchange Act are made available free of charge on or through our website at www.rocketcompanies.com as soon as reasonably practicable after such reports are filed with, or furnished to, the U.S. Securities and Exchange Commission ("SEC"). The information on our website is not, and shall not be deemed to be, part of this report or incorporated into any other filings we make with the SEC. The reports and the other documents we file with the SEC are available on the SEC’s website at www.sec.gov.

From time to time, we may use our website as a channel of distribution of material information. Financial and other material information regarding the Company is routinely posted on and accessible at www.rocketcompanies.com.

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

Risks Related to the COVID-19 Pandemic

The COVID-19 pandemic has resulted in additional risks that could materially adversely affect our ability to generate business, including originate and service mortgages.

The COVID-19 pandemic has had, and continues to have, a significant impact on the national economy, consumer behavior and the communities in which we operate. Certain variants of the COVID-19 virus appear to be equally or more transmissible and contagious than the original virus and have caused surges in COVID-19 cases globally. The impact of new COVID-19 variants that may emerge cannot be predicted at this time, and could depend on numerous factors, including vaccine availability and vaccination rates. There is significant uncertainty regarding the extent to which and how long the COVID-19 pandemic and related government directives, actions and economic relief efforts will affect the core aspects of our business, including the origination of mortgages and our servicing operations. Such effects, if they continue for a prolonged period, may have a material adverse effect on our business and results of operation and may continue to adversely affect us during fiscal year 2022 and possibly longer.

The COVID-19 pandemic has impacted and continues to impact our origination of mortgages. While the origination of a mortgage has been permitted under most state and local shelter-in-place or other pandemic-related orders as an essential service, government restrictions and closings have slowed our business operations that depend on third parties such as appraisers, closing agents, local recording offices, and others for loan-related services and/or verifications. In addition, productivity of our team members has been and may continue to be impacted by new COVID-19 variants. The impact on home sales and future growth is uncertain. Any slowdown may materially decrease the number and volume of mortgages we originate.

The COVID-19 pandemic is also affecting our servicing operations. As part of the federal response to the COVID-19 pandemic, the CARES Act allows borrowers to request a mortgage forbearance. Nevertheless, servicers of mortgage loans are contractually bound to advance monthly payments to investors, insurers, and taxing authorities regardless of whether the borrower actually makes those payments. While Fannie Mae and Freddie Mac issued guidance limiting the number of payments a servicer must advance in the case of a forbearance, we expect that a borrower who has experienced a loss of employment or a reduction of income may not repay the forborne payments at the end of the forbearance period. We have so far successfully utilized prepayments and mortgage payoffs from other clients to fund principal and interest advances relating to forborne loans. However, there is no assurance that we will be successful in doing so in the coming months and we will ultimately have to replace such funds with our cash, including borrowings under our debt agreements, to make the payments required under our servicing operation.

The executive, legislative and regulatory reaction to the COVID-19 pandemic, including the passage of the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"), poses evolving compliance obligations on our business, and we may experience unfavorable changes in or failure to comply with existing or future regulations and laws adopted in response to COVID-19.

Due to the unprecedented effect of the COVID-19 pandemic on major sectors of the U.S. economy, numerous states and the federal government adopted measures requiring mortgage servicers to work with consumers negatively impacted by the pandemic. The CARES Act imposes several compliance obligations on our mortgage servicing activities, including, but not limited to mandatory forbearance offerings, altered credit reporting obligations, and late fee assessments. Many states have taken and continue to take similar measures to provide mortgage payment and other relief to consumers, which create additional complexity around our mortgage servicing compliance activities.

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

While Temporary Regulation X loss mitigation procedural safeguards that prohibited the initiation of foreclosure expired at the end of 2021, servicers will face additional compliance risk with the implementation of the 50-state programs of the Homeowners Assistance Fund that provides additional opportunity for relief for consumers to avoid foreclosure. As the pandemic continues, additional changes in the regulatory landscape may pose additional operational risk for servicers.

Although much of the executive, legislative and regulatory actions stemming from COVID-19 are servicing-centric, regulators are adjusting compliance obligations impacting our mortgage origination activities. Many states have adopted temporary or permanent measures allowing for otherwise prohibited remote mortgage loan origination activities. While these measures allow us to continue to do business remotely, they impose notice, procedural, and other compliance obligations on our origination activity.

Federal, state, and local executive legislative and regulatory responses to the COVID-19 pandemic continue to evolve, not consistent in scope or application, and subject to change without advance notice. Such efforts may impose additional compliance obligations, which may negatively impact our mortgage origination and servicing business. Any additional legal or regulatory responses to the COVID-19 pandemic may unfavorably restrict our business operations, alter our established business practices, and otherwise raise our compliance costs.

Risks Relating to Technology and Cybersecurity

The success and growth of our business will depend upon our ability to adapt to and implement technological changes.

We rely on our proprietary technology to make our Rocket technology platform available to clients, evaluate loan applicants and service loans. In addition, we may increasingly rely on technological innovation as we introduce new products, expand our current products into new markets and continue to streamline various loan-related and lending processes. If we are unable to successfully innovate and continue to deliver a superior client experience, the demand for our products and services may decrease and our growth and operations may be harmed.

The origination process is increasingly dependent on technology, and our business relies on our continued ability to process loan applications over the internet, accept electronic signatures, provide instant process status updates and other client- and loan applicant-expected conveniences. Maintaining and improving this technology will require significant capital expenditures.

Our dedication to incorporating technological advancements into our loan origination and servicing platforms requires significant financial and personnel resources. To the extent we are dependent on any particular technology or technological solution, we may be harmed if such technology or technological solution becomes non-compliant with existing industry standards, fails to meet or exceed the capabilities of our competitors’ equivalent technologies or technological solutions, becomes increasingly expensive to service, retain and update, becomes subject to third party claims of intellectual property infringement, misappropriation or other violation, or malfunctions or functions in a way we did not anticipate that results in loan defects potentially requiring repurchase.

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

There is no assurance that we will be able to successfully adopt new technology as critical systems and applications become obsolete and better ones become available. Additionally, if we fail to develop our websites and other technologies to respond to technological developments and changing client and loan applicant needs in a cost-effective manner, or fail to acquire, integrate, or interface with third party technologies effectively, we may experience disruptions in our operations, lose market share or incur substantial costs.

Technology disruptions or failures, including a failure in our operational or security systems or infrastructure, or those of third parties with whom we do business, could disrupt our business, cause legal or reputational harm and adversely impact our results of operations and financial condition.

We are dependent on the secure, efficient, and uninterrupted operation of our technology infrastructure, including computer systems, related software applications and data centers, as well as those of certain third parties and affiliates. Our websites and computer/telecommunication networks must accommodate a high volume of traffic and deliver frequently updated information, the accuracy and timeliness of which are critical to our business. We have experienced or may in the future experience service disruptions and failures caused by system or software failure, fire, power loss, telecommunications failures, team member misconduct, human error, computer hackers, hacktivists, nation state-backed hackers, ransomware, computer viruses and disabling devices, malicious or destructive code, denial of service or information, as well as natural disasters, health pandemics, and other similar events, and our disaster recovery planning may not be sufficient for all situations. In addition, cyber-security risks have increased following our transition into a hybrid in-person and remote workforce as our team members access our secure networks through their home networks. The implementation of technology changes and upgrades to maintain current and integrate new technology systems may also cause service interruptions. We may in the future be subject to disruptions, which could materially interrupt or delay our ability to provide services to our clients and loan applicants, and could also impair the ability of third parties to provide critical services to us.

Additionally, the technology and other controls and processes we have created to help us identify misrepresented information in our loan origination operations were designed to obtain reasonable, not absolute, assurance that such information is identified and addressed appropriately. Accordingly, such controls may not have detected, and may fail in the future to detect, all misrepresented information in our loan origination operations. If our operations are disrupted or otherwise negatively affected by a technology disruption or failure, this could result in material adverse impacts on our business. We do not carry business interruption insurance sufficient to compensate us for all losses that may result from interruptions in our service as a result of systems disruptions, failures, and similar events.

We are reliant on internet search engines and app marketplaces to connect with consumers, and limitations on our ability to obtain new clients through those channels could adversely affect our business.

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

Our internet marketing efforts depend on data signals from user activity on websites and services that we do not control, and changes to the regulatory environment (including the California Consumer Privacy Act), third party mobile operating systems and browsers have impacted, and will continue to impact, the availability of such signals, which may adversely affect our digital marketing efforts. In particular, mobile operating system and browser providers have announced product changes as well as future plans to limit the ability of application developers to use these signals to target and measure advertising on their platforms. These developments have previously limited and are expected to limit our ability to target our marketing efforts, and any additional loss of such signals in the future will adversely affect our targeting capabilities and our marketing efforts.

We also rely on app marketplaces to connect users with our apps. These marketplaces may change in a way that negatively affects the prominence of or ease with which users can access our apps. If one or more of the search engines, app marketplaces or other online sources were to change in a way that adversely impacted our ability to connect with consumers, our business could suffer.

Cyberattacks and other data and security breaches could result in serious harm to our reputation and adversely affect our business.

We are dependent on information technology networks and systems, including the internet, to securely collect, process, transmit and store electronic information. In the ordinary course of our business, we receive, process, retain and transmit proprietary information and sensitive or confidential data, including the public and non-public personal information of our team members, clients and loan applicants. Despite devoting significant time and resources to ensure the integrity of our information technology systems, we have not always been able to, and may not be able to in the future, anticipate or implement effective preventive measures against all security breaches or unauthorized access of our information technology systems or the information technology systems of third party vendors that receive, process, retain and transmit electronic information on our behalf.

Security breaches, acts of vandalism, natural disasters, fire, power loss, telecommunication failures, team member misconduct, human error and developments in computer intrusion capabilities could result in a compromise or breach of the technology that we or our third party vendors use to collect, process, retain, transmit and protect the personal information and transaction data of our team members, clients, and loan applicants. Similar events outside of our control can also affect the demands we and our vendors may make to respond to any security breaches or similar disruptive events. Our data security management program includes identity, trust, vulnerability, and threat management business processes as well as the adoption of standard data protection policies. We measure our data security effectiveness through industry-accepted methods and remediate significant findings. The technology and other controls and processes designed to secure our team member, client, and loan applicant information and to prevent, detect and remedy any unauthorized access to that information were designed to obtain reasonable, but not absolute, assurance that such information is secure and that any unauthorized access is identified and addressed appropriately. Such controls have not always detected, and may in the future fail to prevent or detect, unauthorized access to our team member, client, and loan applicant information.

The techniques used to obtain unauthorized, improper, or illegal access to our systems and those of our third party vendors, our data, our team members’, clients’, and loan applicants’ data or to disable, degrade, or sabotage service are constantly evolving, and have become increasingly complex and sophisticated. Furthermore, such techniques change frequently and are often not recognized or detected until after they have been launched, and, therefore, we may be unable to anticipate these techniques and may not become aware in a timely manner of such a security breach, which could exacerbate any damage we experience. Security attacks can originate from a wide variety of sources, including third parties such as computer hackers, hacktivists, nation state-backed hackers, persons involved with organized crime or associated with external service providers, or foreign state or foreign state-supported actors. Those parties may also attempt to fraudulently induce team members, clients and loan applicants or other users of our systems to disclose sensitive information in order to gain access to our data or that of our team members, clients and loan applicants.

Cybersecurity risks for lenders have significantly increased in recent years. We, our clients and loan applicants, regulators and other third parties have been subject to, and are likely to continue to be the target of, cyberattacks. These cyberattacks could include computer viruses, malicious or destructive code, phishing attacks, ransomware, denial of service or information, improper access by team members or third party vendors or other security breaches that have resulted or could in the future result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of confidential, proprietary and other information of ours, our team members, our clients and loan applicants or of third parties, or otherwise materially disrupt our or our clients’ and loan applicants’ or other third parties’ network access or business operations.

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

Any penetration of our or our third party vendors’ information technology systems, network security, mobile devices or other misappropriation or misuse of personal information of our team members, clients or loan applicants, including wire fraud, phishing attacks, ransomware, and business e-mail compromise, could cause interruptions in the operations of our businesses, financial loss to our clients or loan applicants, damage to our computers or operating systems and to those of our clients, loan applicants and counterparties, and subject us to increased costs, litigation, disputes, damages, and other liabilities. In addition, the foregoing events could result in violations of applicable privacy and other laws. If this information is inappropriately accessed and used by a third party or a team member for illegal purposes, such as identity theft, we may be responsible to the affected individuals for any losses they may have incurred as a result of misappropriation. In such an instance, we may also be subject to regulatory action, investigation or liable to a governmental authority for fines or penalties associated with a lapse in the integrity and security of our team members’, clients’ and loan applicants’ information. We may be required to expend significant capital and other resources to protect against and remedy any potential or existing security breaches and their consequences. In addition, our remediation efforts may not be successful and we may not have adequate insurance to cover these losses.

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

In addition to our proprietary software, we license third party software, utilize third party hardware and depend on services from various third parties for use in our products. Any loss of the right to use any of the software or services could result in decreased functionality of our products until equivalent technology is either developed by us or, if available from another provider, is identified, obtained and integrated, which could adversely affect our business. In addition, any errors or defects in or failures of the software or services we rely on, whether maintained by us or by third parties, could result in errors or defects in our products or cause our products to fail, which could adversely affect our business and be costly to correct. Many of our third party providers attempt to impose limitations on their liability for such errors, defects or failures, and if enforceable, we may have additional liability to our clients or to other third parties that could harm our reputation and increase our operating costs.

Some aspects of our Rocket technology platform include open source software, and any failure to comply with the terms of one or more of these open source licenses could adversely affect our business.

Aspects of our Rocket technology platform incorporate software covered by open source licenses. The terms of various open source licenses have not been interpreted by U.S. courts, and there is a risk that such licenses could be construed in a manner that limits our use of the software, inhibits certain aspects of the platform or otherwise adversely affects our business operations. We may also face claims from others claiming ownership of, or seeking to enforce the terms of, an open source license, including by demanding release of the open source software, derivative works or our proprietary source code that was developed using such software. These claims could also result in litigation, require us to purchase a costly license or require us to devote additional research and development resources to change our software, any of which could adversely affect our business.

Some open source licenses subject licensees to certain conditions, including requiring licensees to make available source code for modifications or derivative works created based upon the type of open source software used for no or reduced cost, or to license the products that use open source software under terms that allow reverse engineering, reverse assembly or disassembly. If portions of our proprietary software are determined to be subject to an open source license, or if the license terms for the open source software that we incorporate change, we could be required to publicly release the affected portions of our source code, re-engineer all or a portion of our platform or otherwise change our business activities, each of which could reduce or eliminate the value of our platform and products and services. In addition to risks related to license requirements, the use of open source software can lead to greater risks than the use of third party commercial software because open source licensors generally make their open source software available “as-is” and do not provide indemnities, warranties or controls on the origin of the software.

Risks Related to Our Business and Operations

We are, and intend to continue, developing new products and services, and our failure to accurately predict their demand or growth could have an adverse effect on our business.

We are, and intend in the future to continue, investing significant resources in developing new tools, features, services, products and other offerings, including offerings in the solar energy industry. Risks from our innovative initiatives include those associated with potential defects in the design and development of the technologies used to automate processes, misapplication of technologies, the reliance on data that may prove inadequate, and failure to meet client expectations, among others. As a result of these risks, we could experience increased claims, reputational damage, or other adverse effects, which could be material. Additionally, we can provide no assurance that we will be able to develop, commercially market and achieve acceptance of our new products and services. In addition, our investment of resources to develop new products and services may either be insufficient or result in expenses that are excessive in light of revenue actually originated from these new products and services.

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

We may not be able to continue to grow our loan origination business or effectively manage significant increases in our loan production volume, both of which could negatively affect our reputation and business, financial condition, and results of operations.

Our mortgage loan origination business consists of providing purchase money loans to homebuyers and refinancing existing loans. The origination of purchase money mortgage loans is greatly influenced by traditional business clients in the home-buying process such as realtors and builders. As a result, our ability to secure relationships with such traditional business clients will influence our ability to grow our loan origination business. Historically, our originations have skewed more heavily towards refinancing than the overall origination market, and accordingly if interest rates rise and the market shifts to purchase originations, our market share could be adversely affected if we are unable to increase our share of purchase originations. Our loan origination business also operates through third party mortgage brokers who are not contractually obligated to do business with us. Further, our competitors also have relationships with these brokers and actively compete with us in our efforts to expand our broker networks. We may not be successful in maintaining our existing relationships or expanding our broker networks. Our production and consumer direct lending operations are subject to overall market factors that can impact our ability to grow our loan production volume. For example, increased competition from new and existing market participants, reductions in the overall level of refinancing activity, slow growth in the level of new home purchase activity, or inadequate inventory of homes for sale can impact our ability to continue to grow our loan production volumes, and we may be forced to accept lower margins in our respective businesses in order to continue to compete and keep our volume of activity consistent with past or projected levels. If we are unable to continue to grow our loan origination business, this could adversely affect our business.

On the other hand, we may experience significant growth in our mortgage loan volume and MSRs. But if we do not effectively manage our growth, the quality of our services could suffer, which could negatively affect our brand and operating results.

We are required to make servicing advances that can be subject to delays in recovery or may not be recoverable in certain circumstances.

During any period in which one of our clients is not making payments on a loan we service, including in certain circumstances where a client prepays a loan, we are required under most of our servicing agreements to advance our own funds to meet contractual principal and interest remittance requirements, pay property taxes and insurance premiums, legal expenses and other protective advances. If home values rise we may be required to advance greater amounts of property taxes and insurance premiums. We also advance funds to maintain, repair and market real estate properties. In certain situations, our contractual obligations may require us to make certain advances for which we may not be reimbursed. In addition, in the event a loan serviced by us becomes delinquent, or to the extent a mortgagor under such loan is allowed to enter into a forbearance by applicable law, regulation, or investor/insurer guidelines, the repayment to us of any advance related to such events may be delayed until the loan is repaid or refinanced or liquidation occurs. A delay in our ability to collect an advance may adversely affect our liquidity, and our inability to be reimbursed for an advance could be detrimental to our business. Defaults might increase as the loans in our servicing portfolio get older, which may increase our costs of servicing and could be detrimental to our business. The COVID-19 pandemic and the temporary period of forbearance offered for clients unable to pay on certain mortgage loans pursuant to the CARES Act may also increase the number of loans on which we must make such advances. With specific regard to the COVID-19 pandemic, federal regulatory or GSE-specific relief on servicing advance obligations provided to mortgage loan servicers has so far been limited to GSE-eligible mortgage loans, leaving out any non-GSE mortgage loan products such as jumbo mortgage loans. Federal or state statutes, regulations or guidance may broaden the scope of relief to non-GSE loans or mandate automatic forbearances. Approximately 0.8% of our serviced loans are in forbearance as of December 31, 2021.

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

In addition, for certain loans sold to Ginnie Mae, we, as the servicer, have the unilateral right to repurchase any individual loan in a Ginnie Mae securitization pool if that loan meets defined criteria, including being delinquent greater than 90 days. Once we have the unilateral right to repurchase the delinquent loan, we have effectively regained control over the loan and we must recognize the loan on our balance sheet and recognize a corresponding financial liability. Any significant increase in required servicing advances or delinquent loan repurchases could have a significant adverse impact on our cash flows, even if they are reimbursable, and could also have a detrimental effect on our business and financial condition.

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

Our mortgage origination and servicing platforms, as well as Rocket Mortgage’s outstanding unsecured senior notes and several securitization transactions that are composed of our mortgage loan products, are routinely rated by national rating agencies for various purposes. These ratings are subject to change without notice. Any downgrade of our ratings could restrict our access to sources of capital on terms satisfactory to us or at all, increase the cost of any debt or equity financing, and be detrimental to our business.

Our origination and servicing businesses and operating results may be adversely impacted due to a decline in market share for our origination business, a decline in repeat clients and an inability to recapture loans from borrowers who refinance.

If our loan origination business loses market share, if loan originations otherwise decrease or if the loans in our servicing portfolio are repaid or refinanced at a faster pace than expected, we may not be able to maintain or grow the size of our servicing portfolio, as our servicing portfolio is subject to “run-off” (i.e., mortgage loans serviced by us may be repaid at maturity, prepaid prior to maturity, refinanced with a mortgage not serviced by us, liquidated through foreclosure, deed-in-lieu of foreclosure, or other liquidation process, or repaid through standard amortization of principal). As a result, our ability to maintain the size of our servicing portfolio depends on our ability to originate loans with respect to which we retain the servicing rights.

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

Substantially all of our loan originations are sold into the secondary market. We securitize loans into MBSs through Fannie Mae, Freddie Mac and Ginnie Mae. Loans originated outside of Fannie Mae, Freddie Mac, and the guidelines of the FHA (as defined below), United States Department of Agriculture ("USDA"), or VA (for loans securitized with Ginnie Mae) are sold to private investors and mortgage conduits, including our loan securitization company, Woodward Capital Management LLC, which primarily securitizes such non-GSE loan products. For further discussion, see “- Risks Relating to the Financial and Macroeconomic Environment - Our business is highly dependent on Fannie Mae and Freddie Mac and certain U.S. government agencies, and any changes in these entities or their current roles could be detrimental to our business.”

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

We make representations and warranties to purchasers when we sell them a mortgage loan or a MSR, including in connection with our MBS securitizations. If a mortgage loan or MSR does not comply with the representations and warranties that we made with respect to it at the time of its sale, we could be required to repurchase the loan or MSR, replace it with a substitute loan or MSR and/or indemnify secondary market purchasers for losses. If this occurs, we may have to bear any associated losses directly, as repurchased loans typically can only be resold at a steep discount to their repurchase price, if at all. We also may be subject to claims by purchasers for repayment of a portion of the premium we received from such purchaser on the sale of certain loans or MSRs if such loans or MSRs are repaid in their entirety within a specified time period after the sale of the loan. As of December 31, 2021, we had accrued $78.9 million in connection with our reserve for repurchase and indemnification obligations. Actual repurchase and indemnification obligations could materially exceed the reserves we have recorded in our financial statements. Any significant repurchases, substitutions, indemnifications or premium recapture could be detrimental to our business.

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

Additionally, some of our clients are self-employed. Self-employed clients may be more likely to default on their loans than salaried or commissioned clients and generally have less predictable income. In addition, many self-employed clients are small business owners who may be personally liable for their business debt. Consequently, a higher number of self-employed clients may result in increased defaults on the loans we originate or service.

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

We use automated underwriting engines from Fannie Mae and Freddie Mac to assist us in determining if a loan applicant is creditworthy, as well as other proprietary and third party tools and safeguards to detect and prevent fraud. We are unable, however, to prevent every instance of fraud that may be engaged in by our clients or team members, and any seller, real estate broker, notary, settlement agent, appraiser, title agent, or third party originator that misrepresents facts about a loan, including the information contained in the loan application, property valuation, title information and employment and income documentation submitted with the loan application. If any of this information was intentionally or negligently misrepresented and such misrepresentation was not detected prior to the acquisition or closing of the loan, the value of the loan could be significantly lower than expected, resulting in a loan being approved in circumstances where it would not have been, had we been provided with accurate data. A loan subject to a material misrepresentation is typically unsalable or subject to repurchase if it is sold before detection of the misrepresentation. In addition, the persons and entities making a misrepresentation are often difficult to locate and it is often difficult to collect from them any monetary losses we have suffered.

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

We utilize vendors and service providers, including affiliates and other third parties, to deliver products and services to our clients. Their failure to perform to contractual agreements and our failure to effectively maintain a vendor oversight program could adversely affect our business.

We contract with vendors and service providers who perform services for us or to whom select functions are delegated. Our arrangements with vendors and service providers may make our operations vulnerable if they fail to satisfy their obligations to us or if they were to stop providing services to us either on a temporary or permanent basis. We may be unable to replace these vendors and service providers in a timely and efficient manner, on similar terms, or at all.

In addition, our vendors and service providers may fail to operate in compliance with applicable laws, regulations, and rules. Our failure to effectively maintain a vendor oversight program may not adequately mitigate risks of noncompliance with applicable laws and may negatively impact our business. Despite our reasonable efforts to monitor our vendors and service providers with which we transact business, there is no guarantee that they will comply with their contractual obligations as agreed to. We cannot be certain that, due to changes in the regulatory environment and litigation trends, we will not be held liable for errors and omissions by these vendors and service providers.

Our subsidiary, Rocket Loans, is a rapidly growing company that faces increased risks, uncertainties, expenses and difficulties due to its relatively limited operating history, its reliance on third party relationships and sources and the expansion of its lending technology to other products.

Our Rocket Loans business has a relatively limited operating history at its current scale, and has encountered and will continue to encounter risks, uncertainties, expenses and difficulties, including navigating the complex and evolving regulatory and competitive environments, increasing its number of clients, developing technology solutions related to lending, and increasing its lending product offering and volume. If we are not able to timely and effectively address these requirements, our business may be harmed. Additionally, Rocket Loans is reliant on a third party relationship with Cross River Bank, a New Jersey state-chartered bank that offers a variety of consumer and commercial financing programs to originate loans. Cross River Bank leverages Rocket Loans' technology and support services to facilitate all other aspects of the lending services related to such loans. Cross River Bank must comply with various federal, state and other laws and third party relationships with certain investors that have committed to purchase loans upon origination pursuant to agreements that contain certain conditions and terminate within one to three years. If Rocket Loans is unable to maintain its relationship with Cross River Bank, or if Cross River Bank were to suspend or cease its operations, we would need to implement a substantially similar arrangement with another issuing bank, obtain additional state licenses or curtail Rocket Loans’ operations. Our agreements with Cross River Bank are non-exclusive and do not prohibit Cross River Bank from working with our competitors or from offering competing services. We could in the future have disagreements or disputes with Cross River Bank, which could negatively impact or threaten our relationship. Additionally, Rocket Loans relies on third party sources, including credit bureaus, for credit, identification, employment and other relevant information in order to review and select qualified borrowers and sufficient investors. If this information becomes unavailable, becomes more expensive to access or is incorrect, our personal lending business may be harmed. Additionally, Rocket Loans has licensed its technology and plans to license its technology in the future. Such licensing arrangements, by their nature, increase risks to the company of a partner claiming Rocket Loans breached its licensing agreement or the technology otherwise did not meet the client’s expectations. If this happened, Rocket Loans could also face negative press.

Rocket Loans is also planning to expand its lending technology to other products. Depending on the relationship, Rocket Loans may become reliant on third parties to provide the systems needed to drive sales of new product offerings. Reliance on such third parties outside of our control will increase the risk that such third parties will fail to adhere to the terms of any agreements with us or provide satisfactory services and products to consumers, which may cause complaints from consumers or negative press and have a detrimental effect on our business. There can be no guarantee that Rocket Loans will be successful in expanding its lending technology to other products or in developing relationships with appropriate third parties, or that a consumer market will develop for such products.

Our personal loans and solar loans involve a high degree of financial risk.

A client’s ability to repay their personal loans and solar loans can be negatively impacted by increases in their payment obligations to other lenders under mortgage, credit card and other loans resulting from increases in base lending rates or structured increases in payment obligations. If a client defaults on a personal or solar loan, we may be unsuccessful in our efforts to collect the amount of the loan. As such, our partner bank Cross River Bank could decide to originate fewer personal loans and solar loans on our platform and there could be less demand in the secondary market for loans originated through the RocketLoans.com site. Additionally, personal loans made through our Rocket Loans platform are not secured by any collateral, not guaranteed or insured by any third party and not backed by any governmental authority in any way. We are therefore limited in our ability to collect on these loans if a client is unwilling or unable to repay them. Although solar loans are secured with security filings, we may be limited in our ability to recover any collateral supporting such loans due to the nature of the solar energy system becoming a fixture to the real property.

Additionally, these short-term loans are subject to risks of defaults, bankruptcies, fraud, losses and special hazard losses that are not covered by standard hazard insurance.

An increase in defaults precipitated by the risks and uncertainties associated with the above operations and activities could have a detrimental effect on our business.

Our Rocket Homes business model subjects us to challenges not faced by traditional brokerages.

One of our subsidiaries, Rocket Homes, competes with traditional brokerages while also facing expanded risks not faced by traditional brokerages. Rocket Homes’ core business is the referral of homebuyers, who have been prequalified for a mortgage by Rocket Mortgage or another lender, to a network of third party partner real estate agents that assist those homebuyers in the purchase of their new home. In addition, a new component of our Rocket Homes business is listing and selling homes directly for a fee that is typically less than what a traditional brokerage would charge. In both our core referral business and in our efforts to list and sell homes from our centralized location, Rocket Homes and our agents are required to be licensed and comply with the requirements governing the licensing and conduct of real estate brokerage and brokerage-related businesses in the markets where we operate. Rocket Homes also operates a website for searching property listings and connecting with our partner agents. The listing data is provided via license from approximately 200 Multiple Listing Service (“MLS”), and we must also comply with the contractual obligations and restrictions from each MLS in order to access and use its listings data. Because of this multifaceted business model, we face additional challenges that include: improper actions by our partner agents beyond our control that subject us to reputational, business or legal harms; failure to comply with the requirements governing the licensing and conduct of real estate brokerage and brokerage-related businesses, which could result in penalties or the suspension of operations; increases in competition in the residential brokerage industry that reduce profitability; continuing low home inventory levels that reduce demand; or a restriction or termination of our access to and use of listings data.

Our subsidiary, Core Digital Media, may experience a rise in costs related to its digital media operations and may be unable to profitably generate client leads, negatively affecting our business.

Our subsidiary, Core Digital Media, is an online marketing and client lead acquisition platform that conducts its marketing efforts exclusively through the use of digital media. If Core Digital Media experiences an increase in its costs related to digital media marketing or online advertising, it may be unable to maintain its amount and quality of leads for mortgage origination. Furthermore, in the face of higher costs per lead, Core Digital Media may be unable to effectively manage its pricing strategy and revenue opportunities, and could experience a decline in profitability that may adversely affect our business. Expanded publisher privacy restrictions may impact the overall effectiveness and operations of media targeting. Additionally, expansion into client inquiry acquisition in the Canadian marketplace will expose Core Digital Media to new national and provincial Canadian privacy, data, and financial services regulations, which may lead to increases in Core Digital Media’s cost of compliance with applicable regulations and therefore increase its costs related to marketing, advertising, and developing leads.

We may be unable to make acquisitions and investments, successfully integrate acquired companies into our business, or our acquisitions and investments may not meet our expectations, any of which could adversely affect our business, financial condition, and results of operations.

We have acquired, and may in the future acquire or make investments in, complementary or what we view as strategic businesses, technologies, services or products. The risks associated with acquisitions include, without limitation, unanticipated costs or liabilities associated with such acquisitions, including claims related to the acquired company, its product offerings, or technology; incurrence of acquisition-related or investment-related expenses, which may be recognized as current period expense; inability to generate sufficient revenue to offset acquisition or investment costs; inability to maintain relationships with customers and partners of the acquired business; challenges maintaining quality and security standards consistent with our brands; inability to identify security vulnerabilities in acquired technology; inability to achieve anticipated synergies or unanticipated difficulty with integration into our corporate culture; the need to integrate or implement additional controls, procedures, and policies; challenges caused by distance and cultural differences; harm to our existing business relationships with business partners as a result of the acquisition or investment; potential loss of key team members; use of resources that are needed in other parts of our business and diversion of management and team member resources; unanticipated complexity in accounting requirements; use of substantial portions of our available cash or the incurrence of debt to consummate the acquisition; and disputes that may arise out of earn-outs, escrows, and other arrangements related to an acquisition of a company.

Through acquisitions, we may enter into business lines in which we have not previously operated, which would require additional integration and be even more distracting for management. The businesses and assets we acquire through acquisitions might not perform at levels we expect, and we may not be able to achieve the anticipated synergies. We may find that we overpaid for the acquired business or assets or that the economic conditions underlying our acquisition decision have changed. It may also take time to fully integrate newly acquired businesses and assets into our business, during which time our business could suffer from inefficiency which may result in reputational harm. In addition, any acquired businesses, technologies, services or products may not generate the sufficient revenue and cash flows to offset the associated costs of such acquisitions which could result in adverse effects. For example, if the acquisition resulted in goodwill, the Company is subject to annual review for goodwill impairment. If impairment testing indicates that the carrying value of a reporting unit exceeds its fair value, the goodwill of the reporting unit is deemed impaired. Accordingly, an impairment charge would be recognized for that reporting unit in the period identified, which could have a material adverse effect on our operating results.

Furthermore, we may incur additional indebtedness to pay for acquisitions, thereby increasing our leverage and diminishing our liquidity, or issue equity, which could result in dilution to our stockholders. The incurrence of additional indebtedness would result in increased fixed obligations and could also include additional covenants and other restrictions that may impede our ability to manage our operations. Any of the foregoing could adversely affect our business, financial condition, and results of operations.

Expansion of our mortgage business into Canada, and our limited experience with international markets outside of the United States, could subject us to risks and expenses that could adversely impact our business.

We have evaluated, and continue to evaluate, potential expansion outside of the United States. In 2018, we invested in Lendesk, a Canadian technology company that offers services to the mortgage industry. In 2020 and 2021, we invested in Edison Financial, a Canadian mortgage business. As a result of these investments, we hold a controlling interest in each of Lendesk and Edison Financial.

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

In addition, prior to investing in Lendesk and Edison Financial, we had very limited experience undertaking international operations outside of the United States. The structuring, expansion, and administration of Lendesk and Edison Financial may require significant management attention and financial and operational resources that may result in increased operational, administrative, legal, compliance and other costs and may divert management’s attention and employee resources from other priorities. Lendesk and Edison Financial may not generate their currently expected profitability, if any, and we may experience adverse effects on our business.

Any occurrences of the risks associated with our Canadian operations and related expansion could adversely affect our business, reputation and ability to further expand internationally.

Negative public opinion could damage our brand and reputation and adversely affect our business and earnings.

We are highly dependent on the perception and recognition of the Rocket brand. Negative public opinion can result from our actual or alleged conduct in any number of activities, including loan origination, loan servicing, debt collection practices, corporate governance and other activities, such as the lawsuits against us. Negative public opinion can also result from actions taken by government regulators and community organizations in response to our activities, from consumer complaints, including in the CFPB complaints database, and from media coverage, whether accurate or not. Our ability to attract and retain clients is highly dependent upon the external perceptions of our level of service, trustworthiness, business practices, financial condition and other subjective qualities. Negative perceptions or publicity regarding these matters—even if related to seemingly isolated incidents, or even if related to practices not specific to the origination or servicing of loans, such as debt collection—could erode trust and confidence and damage our reputation among existing and potential clients. In turn, this could decrease the demand for our products, increase regulatory scrutiny and detrimentally affect our business. Additionally, recently consumer advocacy groups and some media reports have advocated governmental action prohibiting or placing severe restrictions on non-bank consumer loans. If the negative characterization of independent mortgage loan originators is accepted by legislators and regulators we could become subject to more restrictive laws and regulations, or if accepted by consumers we could face significant decreases in demand for our consumer loan products.

Terrorist attacks and other acts of violence or war may affect the lending industry generally and our business, financial condition and results of operations.

The terrorist attacks on September 11, 2001 disrupted the U.S. financial markets, including the real estate capital markets, and negatively impacted the U.S. economy in general. Any future terrorist attacks, the anticipation of any such attacks, the consequences of any military or other response by the United States and its allies, and other armed conflicts, including the current war in Ukraine, and geopolitical events stemming from such conflicts, could cause consumer confidence and spending to decrease or result in increased volatility in the United States and worldwide financial markets and economy. The economic impact of these events could also adversely affect the credit quality of some of our loans and investments and the properties underlying our interests.

If such events lead to a prolonged economic slowdown, recession or declining real estate values, they could impair the performance of our investments and harm our financial condition and results of operations, increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. In addition, the activation of additional U.S. military reservists or members of the National Guard may significantly increase the proportion of mortgage loans whose interest rates are reduced by application of the Service members Civil Relief Act (the “Relief Act”) or similar state or local laws. As a result, any such attacks or armed conflicts may adversely impact our performance. Losses resulting from these types of events may not be fully insurable.

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

Competition in the mortgage and other consumer lending space is intense. In addition, the mortgage and other consumer lending business has experienced substantial consolidation. Some of our competitors may have more name recognition and greater financial and other resources than we have (including access to capital). Other of our competitors, such as correspondent lenders who originate mortgage loans using their own funds, may have more operational flexibility in approving loans. Additionally, we operate at a competitive disadvantage to U.S. federal banks and thrifts and their subsidiaries because they enjoy federal preemption and, as a result, conduct their business under relatively uniform U.S. federal rules and standards and are generally not subject to the laws of the states in which they do business (including state “predatory lending” laws). Unlike our federally chartered competitors, we are generally subject to all state and local laws applicable to lenders in each jurisdiction in which we originate and service loans. To compete effectively, we must have a very high level of operational, technological, legal, compliance, and managerial expertise, as well as access to capital at a competitive cost.

Competition in our industry can take many forms, including the variety of loan programs being made available, interest rates and fees charged for a loan, convenience in obtaining a loan, client service levels, the amount and term of a loan, and marketing and distribution channels. In addition, our competitors seek to compete aggressively on the basis of pricing factors. To the extent that we match competitors’ lower pricing, we may experience lower gain on sale margins. Fluctuations in interest rates and general economic conditions may also affect our competitive position. During periods of rising rates, competitors that have locked in low borrowing costs may have a competitive advantage

Furthermore, a cyclical decline in the industry’s overall level of originations, or decreased demand for loans due to a higher interest rate environment, may lead to increased competition for the remaining loans. Any increase in these competitive pressures could be detrimental to our business.

Low automobile inventory supply levels adversely impacts Rocket Auto’s business, results of operations and prospects by reducing an automotive dealers’ willingness to participate in Rocket Auto's network.

Since 2020, beginning with disruptions caused by the COVID-19 pandemic, the automotive industry has experienced, and may continue to experience, a decline in inventory supply. This decline is attributable to a number of factors, including supply chain disruptions and shortages of critical parts, such as automotive semiconductor chips. The limited supply of inventory has also led to an increase in wholesale auction prices and the prices that dealers charge consumers for automobiles. The reduced inventory and increased prices have had, and may continue to have, negative effects on Rocket Auto, including a reduction in dealers’ willingness to participate in Rocket Auto’s network, at its standard rates or at all. The reduction in participation could impact revenue received from automotive dealers’ advertising expenditures. They may also have an adverse effect on consumer satisfaction with the experience Rocket Auto provides due to unusually high vehicle sale prices; and an adverse impact on the amount of inventory available on its sites, which could contribute to a decline in the number of consumer visits to its sites and the number of connections between consumers and dealers through its platform. The loss of a critical mass of dealers, either nationally or in any given geographic area, could negatively affect Rocket Auto’s business by depleting its available inventory. We cannot predict when, if ever, these automobile inventory-related issues will be resolved, or whether further, prolonged global supply chain issues will exacerbate these automobile inventory-related issues. Until these issues are resolved, they are likely to continue to adversely impact Rocket Auto’s business, results of operations and prospects.

Rocket Auto’s ability to grow and its future financial performance are dependent on its relationships with the automobile dealers in its dealer network, including a small group of key industry participants.

Rocket Auto’s primary source of revenue consists of fees paid by its network of dealers to it in connection with the sales of automobiles to our users. In addition, Rocket Auto’s value proposition to consumers depends on its ability to provide information on automobile features and pricing about many vehicles, from a sufficient number of automobile dealers by brand and in a given consumer’s geographic area. If Rocket Auto’s relationships with its network of dealers suffer harm in a manner that leads to the departure of these dealers from its network, then its revenue and ability to maintain and grow unique visitor traffic would be adversely affected. Further, dealers may have difficulty rationalizing their marketing spend across Rocket Auto and other channels, which may dilute Rocket Auto’s value proposition to dealers. If Rocket Auto is unable to create and maintain a compelling value proposition for dealers to join and remain in its dealer network, then it might not grow and could decline.

Although the automobile dealership industry is fragmented, a small number of groups, including state and national dealership associations, state regulators, car manufacturers, consumer groups, individual dealers and consolidated dealer groups have significant influence over the industry. If any of these groups come to believe that automobile dealerships should not do business with Rocket Auto, this belief could become quickly and widely shared by automobile dealerships, and Rocket Auto could lose a significant number of dealers in its network. In addition, a significant number of automobile dealerships are members of larger dealer groups, and if a group decides to leave Rocket Auto’s network, that decision would typically apply to all dealerships within the group.

Additionally, Rocket Auto has a limited operating history, and faces other challenges, including an evolving business model, competition from the existing consumer automotive websites, and a complex and evolving regulatory environment. These risks could amplify the risks above, challenge Rocket Auto’s business model, or otherwise harm Rocket Auto’s business.

Risks Relating to the Financial and Macroeconomic Environment

Our Rocket Mortgage business relies on our loan funding facilities to fund mortgage loans and otherwise operate our business. If one or more of such facilities are terminated, we may be unable to find replacement financing at commercially favorable terms, or at all, which could be detrimental to our business.

We fund substantially all of the mortgage loans we close through borrowings under our loan funding facilities and funds generated by our operations. Our borrowings are in turn generally repaid with the proceeds we receive from mortgage loan sales. We are currently, and may in the future continue to be, dependent upon lenders to provide the primary funding facilities for our loans. As of December 31, 2021, we had thirteen loan funding facilities which provide us with an aggregate maximum principal amount of $24.9 billion in loan origination availability, eleven of which allow drawings to fund loans at closing, and are with large global financial institutions. Included in those thirteen loan funding facilities are two loan funding facilities with GSEs. Additionally, we are parties to an uncommitted agency MSR backed master repurchase agreement facility and a committed line of credit collateralized by GSE MSRs, each of which provides us access to up to $200.0 million of liquidity.

As of December 31, 2021, we also had available to us $2.6 billion of financing through a master repurchase agreement facility specialized for the early buy out of certain mortgage loans in agency mortgage pools, up to $1.0 billion available through a syndicated unsecured revolving credit facility, and up to $2.1 billion on unsecured lines of credit with Rock Holdings Inc. ("RHI").

Of the eleven existing global bank loan funding facilities, four are 364-day facilities, with an aggregate of $4.7 billion scheduled to expire over staggered maturities throughout 2022. The other seven of our existing global bank loan funding facilities provide financing for up to two years, with maturities staggered in 2023. Approximately $19.6 billion of our loan funding facilities are uncommitted and can be terminated by the applicable lender at any time. Moreover, three of our loan funding facilities require that we have additional borrowing capacity so that each such facility does not represent more than a specified percentage of our total borrowing capacity. If we were unable to maintain the required ratio with availability under other facilities, our funding availability under those facilities could also be terminated.

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

Our ability to refinance existing debt and borrow additional funds is affected by a variety of factors including

• limitations imposed on us under the indentures governing our 2.875% Senior Notes due 2026, 3.625% Senior Notes due 2029, 3.875% Senior Notes due 2031, and our 4.000% Senior Notes due 2033 and other existing and future financing facilities that contain restrictive covenants and borrowing conditions that may limit our ability to raise additional debt;

• a decline in liquidity in the credit markets;

• prevailing interest rates;

• the financial strength of the lenders from whom we borrow;

• the decision of lenders from whom we borrow to reduce their exposure to mortgage loans due to a change in such lenders’ strategic plan, future lines of business or otherwise;

• the amount of eligible collateral pledged on advance facilities, which may be less than the borrowing capacity of the facility;

• the larger portion of our loan funding facilities that is uncommitted, versus committed;

• more stringent financial covenants in such refinanced facilities, which we may not be able to achieve; and

• accounting changes that impact calculations of covenants in our debt agreements.

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

In addition, our business is materially affected by the monetary policies of the U.S. government and its agencies. We are particularly affected by the policies of the U.S. Federal Reserve, which influence interest rates and impact the size of the loan origination market. In 2017, the U.S. Federal Reserve ended its quantitative easing program and started its balance sheet reduction plan. The U.S. Federal Reserve’s balance sheet consists of U.S. Treasuries and MBS issued by Fannie Mae, Freddie Mac and Ginnie Mae. To shrink its balance sheet the U.S. Federal Reserve will slow the pace of MBS purchases to a point at which natural run-off exceeds new purchases, resulting in a net reduction. The results of this policy change and future policy changes by the U.S. Federal Reserve may include upward pressure on mortgage rates or changes to the liquidity of MBS; however, the full effect and duration of this policy change and future policy changes by the U.S. Federal Reserve are unknown at this time.

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

We are required to follow specific guidelines and eligibility standards that impact the way we service and originate GSE and U.S. government agency loans, including guidelines and standards with respect to:

• credit standards for mortgage loans;

• our staffing levels and other servicing practices;

• the servicing and ancillary fees that we may charge;

• our modification standards and procedures;

• the amount of reimbursable and non‑reimbursable advances that we may make; and

• the types of loan products that are eligible for sale or securitization.

These guidelines provide the GSEs and other government agencies with the ability to provide monetary incentives for loan servicers that perform well and to assess penalties for those that do not. At the direction of the FHFA, Fannie Mae and Freddie Mac have aligned their guidelines for servicing delinquent mortgages, which could result in monetary incentives for servicers that perform well and to assess compensatory penalties against servicers in connection with the failure to meet specified timelines relating to delinquent loans and foreclosure proceedings, and other breaches of servicing obligations. The GSEs also have the ability to impose other fees on the loans they acquire. We generally cannot negotiate these terms with the agencies and they are subject to change at any time without our specific consent. A significant change in these guidelines, if one that decreases the fees we charge or requires us to expend additional resources to provide mortgage services, could decrease our revenues or increase our costs.

In addition, changes in the nature or extent of the guarantees provided by Fannie Mae, Freddie Mac, Ginnie Mae, the USDA or the VA, or the insurance provided by the FHA, or coverage provided by private mortgage insurers, could also have broad adverse market implications. Any future increases in guarantee fees or changes to their structure or increases in the premiums we are required to pay to the FHA or private mortgage insurers for insurance or to the VA or the USDA for guarantees could increase mortgage origination costs and insurance premiums for our clients. These industry changes could negatively affect demand for our mortgage services and consequently our origination volume, which could be detrimental to our business. We cannot predict whether the impact of any proposals to move Fannie Mae and Freddie Mac out of conservatorship would require them to increase their fees. For further discussion, see “- Risks Relating to the Financial and Macroeconomic Environment - Our business is highly dependent on Fannie Mae and Freddie Mac and certain U.S. government agencies, and any changes in these entities or their current roles could be detrimental to our business.”

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

Uncertainty remains regarding the future of the GSEs, including with respect to the duration of conservatorship, the extent of their roles in the market and what forms they will have, and whether they will be government agencies, government-sponsored agencies or private for-profit entities.

In September 2021, FHFA and the U.S. Department of Treasury suspended certain provisions added to the Preferred Stock Purchase Agreements (“PSPAs”) with Fannie Mae and Freddie Mac (“Enterprises”) on January 14, 2021. Among other limitations, the suspended provisions previously limited the acquisition of loans with higher risk characteristics, second homes and investment properties, and limited the Enterprises’ cash windows. It remains to be seen how FHFA and Treasury potentially further amend the PSPAs. Changes to the PSPAs may have significant implications on the Enterprises market footprint, lender access to the secondary market, and Enterprise capital and conservatorship milestones.

In November 2021, under new leadership, FHFA issued its 2022 Conservatorship Scorecard for the GSEs and Common Securitization Solutions (CSS), reflecting a shift in the regulators' priorities. The Conservatorship Scorecard de-emphasizes exiting the GSEs from conservatorship, de-emphasizes CSS’ potential shift to a market utility, and reiterates the importance of Credit Risk Transfer (CRT). The ongoing recapitalization of the GSEs, higher affordable housing goals, increase to the GSE conforming loan limit, forthcoming review of GSE pricing, and potential revisitation of the PSPAs will materially impact the GSE’s guarantee obligations and market footprint. In addition, legislative proposals to reform the U.S. housing finance market may materially impact the role of the GSEs in purchasing and guaranteeing mortgage loans. Any such proposals, if enacted, may have broad adverse implications for the MBS market and our business. It is possible that the adoption of any such proposals might lead to higher fees being charged by the GSEs and/or lower prices on our sales of mortgage loans to them.

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

We are exposed to volatility in transitioning from London Interbank Offered Rate ("LIBOR") as an interest rate index, which can result in higher than market interest rates and may have a detrimental effect on our business.

The interest rate on the majority of our variable-rate indebtedness is based on LIBOR. Additionally, the interest rate on certain previously originated conventional, adjustable rate loans we service is based on LIBOR. In July 2017, the U.K. Financial Conduct Authority (the “FCA”) announced that it intends to stop collecting LIBOR rates from banks after 2021. The announcement indicated that LIBOR would not continue to exist on the current basis. At the end of 2021, the ICE Benchmark Administration, the administrator of LIBOR, ceased publishing one-week and two-month U.S.-dollar LIBOR and announced plans to cease publishing all remaining U.S.-dollar LIBOR tenors in mid-2023. Concurrently, the FCA announced the cessation or loss of representatives of the U.S.-dollar LIBOR tenors from those dates. In addition, as of December 31, 2021, U.S. banking regulators have required banks to cease entering into new contracts that use LIBOR as a reference rate. Banks have also been encouraged to identify contracts that extend beyond June 30, 2023 (the expiration date for the FCA’s extension of overnight, 1-, 3-, 6- and 12-month LIBOR) and to implement plans to identify and address insufficient contingency provisions in such contracts.

The Alternative Reference Rates Committee (“ARRC”), has recommended replacing U.S.-dollar LIBOR with the Secured Overnight Financing Rate (“SOFR”), a new index calculated by reference to short-term repurchase agreements for U.S. Treasury securities. Further, the International Swaps and Derivatives Association, Inc. announced fallback language for LIBOR-referencing derivatives contracts that also provides for SOFR as the primary replacement rate in the event of a LIBOR cessation. We recently revised the index on conventional, adjustable rate mortgages from LIBOR to SOFR and include ARRC recommended fallback language in such mortgages.

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

Although there have been issuances utilizing SOFR or the Sterling Over Night Index Average, an alternative reference rate that is based on transactions, and the ARRC has recommended SOFR as a replacement for LIBOR, it is unknown whether SOFR or any of the other alternative reference rates will attain market acceptance as replacements for LIBOR. There is currently no definitive successor reference rate to LIBOR and various industry organizations are still working to develop workable transition mechanisms. As part of this industry transition, we will be required to migrate any current LIBOR-based adjustable rate loans we service to SOFR (or any such successor reference rate). As such, we are unable to predict the effect of any changes to LIBOR, the establishment and success of any alternative reference rates, or any other reforms to LIBOR or any replacement of LIBOR that may be enacted in the United States or elsewhere. Such changes, reforms or replacements relating to LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, derivatives or other financial instruments or extensions of credit held by us. LIBOR-related changes could therefore affect our overall results of operations and financial condition.

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

Our models could produce unreliable results for a variety of reasons, including but not limited to, the limitations of historical data to predict results due to unprecedented events or circumstances, invalid or incorrect assumptions underlying the models, the need for manual adjustments in response to rapid changes in economic conditions, incorrect coding of the models, incorrect data being used by the models or inappropriate application of a model to products or events outside of the model’s intended use. In particular, models are less dependable when the economic environment is outside of historical experience, as was the case from 2008 to 2010 or during the COVID-19 pandemic

As a result of the time and resources, including technical and staffing resources, that are required to perform these processes effectively, it may not be possible to replace existing models quickly enough to ensure that they will always properly account for the impacts of recent information and actions.

A substantial portion of our assets are measured at fair value. Fair value determinations require many assumptions and complex analyses, and we cannot control many of the underlying factors. If our estimates prove to be incorrect, we may be required to write down the value of such assets, which could adversely affect our earnings, financial condition and liquidity.

We measure the fair value of our mortgage loans held for sale, derivatives, IRLCs and MSRs on a recurring basis and we measure the fair value of other assets, such as mortgage loans held for investment, certain impaired loans and other real estate owned, on a non-recurring basis. Fair value determinations require many assumptions and complex analyses, especially to the extent there are not active markets for identical assets. For example, we generally estimate the fair value of loans held for sale based on quoted market prices for securities backed by similar types of loans. If quoted market prices are not available, fair value is estimated based on other relevant factors, including dealer price quotations and prices available for similar instruments, to approximate the amounts that would be received from a third party. In addition, the fair value of IRLCs are measured based upon the difference between the current fair value of similar loans (as determined generally for mortgages held for sale) and the price at which we have committed to originate the loans, subject to the anticipated loan financing probability, or pull-through factor (which is both significant and highly subjective).

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

Risks Relating to Regulatory Compliance and Litigation

We operate in heavily regulated industries, and our activities expose us to risks of non-compliance with an increasing and inconsistent body of complex laws and regulations at the U.S. federal, state and local levels, as well as in Canada.

Due to the heavily regulated nature of the financial services industry, we are required to comply with a wide array of Canadian federal and provincial laws and U.S. federal, state and local laws and regulations that regulate, among other things, the manner in which we conduct our loan origination and servicing businesses and the fees that we may charge, and the collection, use, retention, protection, disclosure, transfer and other processing of personal information.

Because we originate mortgage loans, installment loans (including solar and unsecured personal loans) and provide servicing activities nationwide and have operations in Canada, we must be licensed in all relevant jurisdictions and comply with the respective laws and regulations of each, as well as with judicial and administrative decisions applicable to us. Such licensing requirements also may require the submission of information regarding any person who has 10% or more of the combined voting power of our outstanding common stock. As a result of the voting provisions of our certificate of incorporation, as long as persons other than RHI hold approximately 21% or less of our outstanding common stock, a person could have 10% or more of the combined voting power of our common stock even though such person holds less than 10% of our outstanding common stock. In addition, we are currently subject to a variety of, and may in the future become subject to additional Canadian federal and provincial laws, and U.S. federal, state, and local laws that are continually evolving and developing, including laws on advertising and sales (including the sale of solar energy equipment), as well as privacy laws, including the Telephone Consumer Protection Act (“TCPA”), the Telemarketing Sales Rule, the CAN-SPAM Act, the Canadian Anti-Spam Law, the Personal Information Protection and Electronic Documents Act, the California Consumer Privacy Act (“CCPA”), and the California Privacy Rights Act (“CPRA”). More states may enact legislation similar to the CCPA, which provides consumers with new privacy rights such as the right to request deletion of their data, the right to receive data on record for them and the right to know what categories of data, generally, are maintained about them, and increases the privacy and security obligations of entities handling certain personal information of such consumers. These regulations directly impact our business and require ongoing compliance, monitoring and internal and external audits as they continue to evolve, and may result in ever-increasing public scrutiny and escalating levels of enforcement and sanctions. Subsequent changes to data protection and privacy laws could also impact how we process personal information, and therefore limit the effectiveness of our products and services as well as our ability to operate or expand our business, including limiting strategic partnerships that may involve the sharing of personal information.

In addition, the Conference of State Bank Supervisors in July 2021 issued model state regulatory prudential standards for nonbank mortgage servicers, which, if adopted by individual states, would impact our regulatory obligations, and could adversely affect our business. FHFA has proposed revisions to minimum financial eligibility requirements for Fannie Mae and Freddie Mac seller/servicers and Ginnie Mae has proposed changes to eligibility requirements for single family MBS issuers. If adopted, the revised standards would impact the minimum capital and liquidity obligations and other regulatory requirements needed to preserve our standing as a GSE seller/servicer and Ginnie Mae issuer.

We must also comply with a number of federal, state and local consumer protection laws including, among others, TILA, the Real Estate Settlement Procedures Act (“RESPA”), the Fair Credit Reporting Act, ECOA, FHA, the TCPA, the Gramm-Leach-Bliley Act, the Electronic Fund Transfer Act, the Servicemembers Civil Relief Act (“SCRA”), Military Lending Act, the Homeowners Protection Act (“HPA”), the Home Mortgage Disclosure Act (“HMDA”), the SAFE Act, the Federal Trade

Commission Act, the Dodd Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”), U.S. federal and state laws prohibiting unfair, deceptive, or abusive acts or practices, and state foreclosure laws. These statutes apply to loan origination, marketing, use of credit reports, safeguarding of non-public, personally identifiable information about our clients, foreclosure and claims handling, investment of and interest payments on escrow balances and escrow payment features, and mandate certain disclosures and notices to clients.

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

In July 2020, it was announced that the Financial Stability Oversight Council will begin an activities-based review of the secondary mortgage market. The FHFA has expressed support for this review. In September 2020, the Council released a statement containing key findings from its review, which focused on the FHFA’s June 2020 proposed capital regulation for the GSEs. The Council’s statement encouraged the FHFA and other regulatory agencies to coordinate on capital requirements for market participants, encouraged the FHFA to tailor the GSEs’ capital buffers and encouraged the FHFA to implement regulatory capital definitions for the GSEs similar to those in the U.S. banking framework. In September 2021, FHFA issued a Notice of Proposed Rulemaking to amend the Enterprise Regulatory Capital Framework. Changes to the GSEs’ capital requirements could affect secondary mortgage market activities in a manner that could have an adverse effect on our business.

Both the scope of the laws and regulations and the intensity of the supervision to which our businesses are subject have increased over time, in response to the financial crisis as well as other factors such as technological and market changes. Regulatory enforcement and fines have also increased across the banking and financial services sector. We expect that our business will remain subject to extensive regulation and supervision. These regulatory changes could result in an increase in our regulatory compliance burden and associated costs and place restrictions on our origination and servicing operations. Our failure to comply with applicable Canadian federal and provincial laws, and U.S. federal, state and local consumer protection and data privacy laws could adversely impact our business including loss of our licenses and approvals to engage in our servicing and lending businesses, damage to our reputation in the industry, administrative fines and penalties and litigation, diminished ability to sell loans that we originate or purchase and inability to raise capital.

As these Canadian federal and provincial, and U.S. federal, state and local laws evolve, it may be more difficult for us to identify these developments comprehensively, to interpret changes accurately and to train our team members effectively with respect to these laws and regulations. In addition, these laws may conflict with each other, and if we comply with the laws of one jurisdiction, we may find that we are violating laws of another jurisdiction. These difficulties potentially increase our exposure to the risks of non-compliance with these laws and regulations, which could be detrimental to our business. In addition, our failure to comply with these laws, regulations and rules may result in reduced payments by clients, modification of the original terms of loans, permanent forgiveness of debt, delays in the foreclosure process, increased servicing advances, litigation, enforcement actions, and repurchase and indemnification obligations. A failure to adequately supervise service providers and vendors, including outside foreclosure counsel, may also have these negative results.

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

The relatively recent influx of new laws, regulations, and other directives adopted in response to the recent COVID-19 pandemic exemplifies the ever-changing and increasingly complex regulatory landscape we operate in. While some regulatory reactions to the COVID-19 pandemic relaxed certain compliance obligations, the forbearance requirements imposed on mortgage servicers in the CARES Act added new regulatory responsibilities. The GSEs and the FHFA, Ginnie Mae, HUD, various investors and others have also issued guidance relating to the COVID-19 pandemic. We have received and expect to continue to receive inquiries from various federal and state lawmakers, attorneys general and regulators seeking information on our COVID-19 response and its impact on our business, team members, and clients. Future regulatory scrutiny and enforcement resulting from the COVID-19 pandemic is unknown.

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

Rocket Loans, as a technology platform focused on financial services solutions, relies on an issuing bank to originate the majority of its loans. Based on this relationship, Rocket Loans relies on the issuing bank to comply with federal, state, and other laws. In addition, Rocket Loans is required to secure various licenses as a servicer, lender, and a broker, among other licenses, and subjects it to various federal, state, and local laws that are continually changing, including laws related to data security, privacy and consumer protection laws, fair debt collection laws, and fair lending, among others. These laws can be costly to comply with, require significant management attention, and could subject us to claims, government enforcement actions, civil and criminal liability, or other remedies, including revocation of licenses and suspension of business operations.

As a licensed used vehicle dealer and broker, Rocket Auto is currently subject to a variety of, and may in the future become subject to, additional, federal, state, and local laws that are continually changing, including laws related to: the auto dealership and brokerage industries; mobile- and internet-based businesses; and data security, advertising, privacy and consumer protection laws. For instance, Rocket Auto is subject to state laws such as the California Vehicle Code. These laws can be costly to comply with, require significant management attention, and could subject us to claims, government enforcement actions, civil and criminal liability, or other remedies, including revocation of licenses and suspension of business operations.

As a licensed title, settlement, and valuation services provider, Amrock is currently subject to a variety of, and may in the future become subject to, additional, federal, state, and local laws and regulations that are continually changing, including laws and regulations related to: the real estate, brokerage, title, mortgage, and valuation industries; mobile- and internet-based businesses; and data security, advertising, privacy and consumer protection laws. For instance, Amrock is subject to federal laws such as the FHA and RESPA. These laws can be costly to comply with, require significant management attention, and could subject us to claims, government enforcement actions, civil and criminal liability, or other remedies, including revocation of licenses and suspension of business operations.

Amrock Title Insurance Company ("ATIC"), a title insurance underwriter, is heavily regulated by its domiciled state of Texas and by the department of insurance in each state where it holds a certificate of authority to transact title insurance. It is subject to state title insurance statutes and insurance codes as well as federal law. It is also subject to regulations and reporting requirements imposed by the National Association of Insurance Commissioners (“NAIC”). The laws and regulations governing insurance companies continue to evolve and vary by state, adding uncertainty and complexity to compliance. Financial conditions and claim management practices are subject to regulator examinations and high scrutiny. Departures from compliance, sound underwriting practices or adequate reserves for unknown claims could result in fines, enforcement actions or loss of authority to insure.

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

As loan servicers, Rocket Mortgage and Rocket Loans are examined for compliance with U.S. federal, state and local laws, rules and guidelines by numerous regulatory agencies. It is possible that any of these regulators will inquire about our servicing practices, policies or procedures and require us to revise them in the future. The occurrence of one or more of the foregoing events or a determination by any court or regulatory agency that our servicing policies and procedures do not comply with applicable law could lead to downgrades by one or more rating agencies, a transfer of our servicing responsibilities, increased delinquencies on loans we service or any combination of these events. Such a determination could also require us to modify our servicing standards.

Regulatory agencies and consumer advocacy groups are becoming more aggressive in asserting claims that the practices of lenders and loan servicers result in a disparate impact on protected classes.

Antidiscrimination statutes, such as the FHA and the ECOA, prohibit creditors from discriminating against loan applicants and borrowers based on certain characteristics, such as race, religion and national origin. Various federal regulatory agencies and departments, including the U.S. Department of Justice ("DOJ") and CFPB, take the position that these laws apply not only to intentional discrimination, but also to neutral practices that have a disparate impact on a group that shares a characteristic that a creditor may not consider in making credit decisions (i.e., creditor or servicing practices that have a disproportionate negative affect on a protected class of individuals).

These regulatory agencies, as well as consumer advocacy groups and plaintiffs’ attorneys, are focusing greater attention on “disparate impact” claims. In 2015, the U.S. Supreme Court confirmed that the “disparate impact” theory applies to cases brought under the FHA, while emphasizing that a causal relationship must be shown between a specific policy of the defendant and a discriminatory result that is not justified by a legitimate business objective of the defendant. In 2020, HUD issued a final rule amending HUD’s interpretation of the FHA’s disparate impact standard; however, HUD more recently in June 2021 proposed rescinding HUD’s 2020 final rule and restoring HUD’s 2013 disparate impact standard. Although it is still unclear whether the theory applies under the ECOA, regulatory agencies and private plaintiffs can be expected to continue to apply it to both the FHA and the ECOA in the context of home loan lending and servicing. To the extent that the “disparate impact” theory continues to apply, we may be faced with significant administrative burdens in attempting to comply and potential liability for failures to comply.

Furthermore, many industry observers believe that the “ability to repay” rule issued by the CFPB, discussed above, will have the unintended consequence of having a disparate impact on protected classes. Specifically, it is possible that lenders that make only Qualified Mortgages may be exposed to discrimination claims under a disparate impact theory.

In addition to reputational harm, violations of the ECOA and the FHA can result in actual damages, punitive damages, injunctive or equitable relief, attorneys’ fees and civil money penalties.

Relatedly, state legislatures and state financial regulatory agencies are becoming increasingly interested in implementing state level versions of the federal Community Reinvestment Act of 1977 (“CRA”). The federal CRA was enacted as part of several landmark pieces of legislation to address systemic inequities in access to credit, expand financial inclusion, and reverse the impact of decades of redlining in low and moderate-income ("LMI") communities and minority communities. The federal CRA currently only applies to federally insured depository banks and institutions, and evaluates their lending, services and investments in LMI and minority communities. However, the state CRAs expanded the scope of application to include non-depository mortgage lenders, such as Rocket Mortgage. Currently, there are three states that have CRA legislation: Massachusetts, as well as Illinois, and New York, both of which were recently passed in 2021, with at least four more states expected to introduce similar CRA legislation within the next year. The lack of consistency and clarity on the scope of how the state level CRAs will be applied and how entities will be examined presents unknown compliance risks that may adversely impact our operations, and could inadvertently provide additional evidentiary support for potential disparate impact claims.

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

Amrock is subject to extensive rate regulation by the applicable state agencies in the jurisdictions in which it operates. Title insurance rates are regulated differently in various states, with most states requiring ATIC to file and receive approval of rates before such rates become effective to be utilized by title agents. Other states set promulgated rates controlling the title insurance rates that can be charged. These regulations could hinder the underwriter’s and the agent’s ability to promptly adapt to changing market dynamics through price adjustments, which could adversely affect operations, particularly in a rapidly declining market.

The CFPB continues to be active in its monitoring of the loan origination and servicing sectors, and its recently issued rules increase our regulatory compliance burden and associated costs.

We are subject to the regulatory, supervisory and examination authority of the CFPB, which has oversight of federal and state non-depository lending and servicing institutions, including residential mortgage originators and loan servicers. The CFPB has rulemaking authority with respect to many of the federal consumer protection laws applicable to mortgage lenders and servicers, including TILA and RESPA and the Fair Debt Collections Practices Act. The CFPB has issued a number of regulations under the Dodd-Frank Act relating to loan origination and servicing activities, including ability-to-repay and “Qualified Mortgage” standards and other origination standards and practices as well as servicing requirements that address, among other things, periodic billing statements, certain notices and acknowledgments, prompt crediting of borrowers’ accounts for payments received, additional notice, review and timing requirements with respect to delinquent borrowers, loss mitigation, prompt investigation of complaints by borrowers, and lender-placed insurance notices. The CFPB has also amended provisions of HOEPA regarding the determination of high-cost mortgages, and of Regulation B, to implement additional requirements under the Equal Credit Opportunity Act with respect to valuations, including appraisals and automated valuation models. The CFPB has also issued guidance to loan servicers to address potential risks to borrowers that may arise in connection with transfers of servicing. Additionally, through bulletins 2012-03 and 2016-02, the CFPB has increased the focus on lender liability and vendor management across the mortgage and settlement services industries, which may vary depending on the services being performed.

For example, the CFPB iteratively adopted rules over the course of several years regarding mortgage servicing practices that required us to make modifications and enhancements to our mortgage servicing processes and systems. While the CFPB previously announced a flexible supervisory and enforcement approach during the COVID-19 pandemic on certain consumer communications required by the mortgage-servicing rules, such temporary flexibility has since been rescinded. The CFPB also temporarily tweaked certain loss mitigation rules and foreclosure protections in Regulation X, which impose additional procedural and other compliance obligations on mortgage servicers. The intersection of the CFPB’s mortgage-servicing rules and COVID-19 is evolving and will pose new challenges to the servicing industry. The CFPB’s publication of COVID-19-related FAQs did not resolve potential conflicts between the CARES Act with respect to reporting of consumer credit information mandated by the Fair Credit Reporting Act. There are conflicting interpretations of CFPB’s COVID-19 FAQs as to the reporting of consumer credit information when a CARES Act forbearance ends without further action by the consumer, such as an extension of the forbearance or selection of another loss mitigation option to resolve the delinquency.

On November 10, 2021, the CFPB released a joint statement with other government agencies announcing a return to enforcement to ensure mortgage servicers are compliant with COVID-19 consumer protections, thereby ending relaxed enforcement standards previously announced in April 2020. The joint agency announcement expects that servicers have updated their operations process to provide consumers awareness to forbearance and post-forbearance options to prevent unnecessary foreclosures.

The mortgage-lending sector previously relied, for a significant portion of the mortgages originated, on a temporary CFPB regulation, commonly called the “QM Patch,” which permitted mortgage lenders to comply with the CFPB’s ability to repay requirements by relying on the fact that the mortgage is eligible for sale to Fannie Mae or Freddie Mac. Reliance on the QM Patch was widespread due to the operational complexity and practical inability for many mortgage lenders to rely on other ways to show compliance with the ability to repay regulations. For a more in‑depth explanation, see “- Risks Relating to the Financial and Macroeconomic Environment - Our business is highly dependent on Fannie Mae and Freddie Mac and certain U.S. government agencies, and any changes in these entities or their current roles could be detrimental to our business.”

While the QM Patch was technically extended until the October 1, 2022 mandatory compliance date of the final amendments to the General QM definition in Regulation Z, the QM Patch is no longer an available route to Qualified Mortgage status given recent revisions to the PSPAs between the FHFA and Department of Treasury. The PSPAs no longer permit Fannie Mae and Freddie Mac to purchase loans under the QM Patch and all such loans must now comply with General QM requirements to be saleable to Fannie Mae and Freddie Mac. We cannot predict what actions the new CFPB leadership will take and how it might affect us and other mortgage originators. For a discussion of the risk to our business due to possible changes in the conservatorship status of Fannie Mae and Freddie Mac, see “Business - Government Regulations."

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

The CFPB also has broad enforcement powers, and can order, among other things, rescission or reformation of contracts, the refund of moneys or the return of real property, restitution, disgorgement or compensation for unjust enrichment, the payment of damages or other monetary relief, public notifications regarding violations, limits on activities or functions, remediation of practices, external compliance monitoring and civil money penalties. The CFPB has been active in investigations and enforcement actions and, when necessary, has issued civil money penalties to parties the CFPB determines has violated the laws and regulations it enforces. Our failure to comply with the federal consumer protection laws, rules and regulations to which we are subject, whether actual or alleged, could expose us to enforcement actions or potential litigation liabilities. The CFPB has in the past and may in the future issue civil investigative demands to our subsidiaries.

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

We are also supervised by regulatory agencies under Canadian and state law. State attorneys general, state licensing regulators, and state and local consumer protection offices have authority to investigate consumer complaints and to commence investigations and other formal and informal proceedings regarding our operations and activities. In addition, the GSEs and the FHFA, Ginnie Mae, the FTC, the HUD, various investors, non‑agency securitization trustees and others subject us to periodic reviews and audits. A determination of our failure to comply with applicable law could lead to enforcement action, administrative fines and penalties, or other administrative action.

If we are unable to comply with TILA-RESPA Integrated Disclosure (“TRID”) rules, our business and operations could be materially and adversely affected and our plans to expand our lending business could be adversely impacted.

The CFPB implemented loan disclosure requirements, effective in October 2015, to combine and amend certain TILA and RESPA mortgage disclosures. The TRID rules significantly changed consumer-facing disclosure rules and added certain waiting periods to allow consumers time to shop for and consider the loan terms after receiving the required disclosures. If we fail to comply with the TRID rules, we may be unable to sell loans that we originate or purchase, or we may be required to sell such loans at a discount compared to other loans. We could also be subject to repurchase or indemnification claims from purchasers of such loans, including the GSEs.

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

If we do not obtain and maintain the appropriate state licenses, we will not be allowed to do business in some states, which would adversely affect our operations.

Our operations are subject to regulation, supervision and licensing under various federal, state and local statutes, ordinances and regulations. In most states in which we operate, a regulatory agency regulates and enforces laws relating to loan servicing companies and loan origination companies such as us. These rules and regulations generally provide for licensing as a loan servicing company, loan origination company, loan marketing company, loan brokering company, debt collection agency or third party default specialist, as applicable, requirements as to the form and content of contracts and other documentation, licensing of employees and employee hiring background checks, restrictions on collection practices, disclosure and record-keeping requirements and enforcement of borrowers’ rights. In most states, we are subject to periodic examination by state regulatory authorities. Some states in which we operate require special licensing or provide extensive regulation of our business.

Similarly, due to the geographic scope of our operations and the nature of the services our Rocket Homes business provides, we may be required to obtain and maintain additional real estate brokerage licenses in all states where we operate. Because its lender clients are in multiple states, Amrock is required to obtain and maintain various licenses, for its title agents, providers of appraisal management services, abstractors, and escrow and closing personnel. Some states, such as California, require Amrock to obtain entity or agency licensure, while other states require insurance agents or insurance producers to be licensed individually. There are also states that require both licensures. Many state licenses are perpetual, but licensees must take some periodic actions to keep the license in good standing.

Similarly, due to the geographic scope of Rocket Auto’s operations and the nature of the services our business provides, we may be required to obtain and maintain additional auto dealer and/or brokerage licenses in certain states where we operate.

Some states, such as California, require Rocket Auto to obtain entity licensure as a dealer and broker, and sales agents to also be individually licensed. While other states only require the entity be licensed. There are also states that require both licensures. Many state licenses are perpetual, but licensees must take some periodic actions to keep the license in good standing.

Additionally, due to the nature of the services our Rocket Loans business provides and due to the ever-changing regulatory landscape, we may be required to obtain and maintain additional licenses applicable to our business in certain states where we operate. As the financial services industry evolves, certain states may enact new legislation requiring licensure for certain business activities. These laws may require Rocket Loans to obtain and maintain new licenses in certain states, where such activity previously did not require licensure.

If we enter new markets, we may be required to comply with new laws, regulations and licensing requirements. As part of licensing requirements, we are typically required to designate individual licensees of record. We cannot ensure that we are in full compliance, and will always remain in full compliance with all licensing laws and regulations, and we may be subject to fines or penalties, including license revocation, for any non‑compliance. If in the future a state agency were to determine that we are required to obtain additional licenses in that state in order to transact business, or if we lose an existing license or are otherwise found to be in violation of a law or regulation, our business operations in that state may be suspended until we obtain the license or otherwise remedy the compliance issue.

We may not be able to maintain all requisite licenses and permits, and the failure to satisfy those and other regulatory requirements could restrict our ability to broker, originate, purchase, sell or service loans, or to market and finance solar energy equipment. In addition, our failure to satisfy any such requirements relating to servicing of loans could result in a default under our servicing agreements and have a material adverse effect on our operations. Those states that currently do not provide extensive regulation of our business may later choose to do so, and if such states so act, we may not be able to obtain or maintain all requisite licenses and permits. The failure to satisfy those and other regulatory requirements could limit our ability to broker, originate, purchase, sell or service loans, or to market and finance solar energy equipment, in a certain state, or could result in a default under our financing and servicing agreements and have a material adverse effect on our operations. Furthermore, the adoption of additional, or the revision of existing, rules and regulations could have a detrimental effect on our business.

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

The Tax Cuts and Jobs Act (the “TCJA”), enacted on December 22, 2017, significantly affected U.S. tax law, including by changing how the U.S. imposes tax on certain types of income of corporations and by reducing the U.S. federal corporate income tax rate to 21%. It also imposed new limitations on a number of tax benefits, including deductions for business interest, use of net operating loss carry forwards, taxation of foreign income, and the foreign tax credit, among others. The CARES Act, enacted on March 27, 2020, in response to the COVID-19 pandemic, further amended the U.S. federal tax code, including in respect of certain changes that were made by the TCJA, generally on a temporary basis. Further, proposed tax changes that may be enacted in the future could impact our current or future tax structure and effective tax rates. There continues to be meaningful discussion around proposed legislative changes including those recently announced by the Biden administration and long standing discussions within the Organization for Economic Co-operation and Development ("OECD"). The Biden administration has proposed, amongst other things, broadening the U.S. tax base to include additional income from international operations, limiting U.S. deductions where certain conditions exist, and introducing a new 15% “minimum” tax based on book income. The OECD is separately focused on a number of potential changes including imposing a global minimum tax and re-distributing profits among affiliated entities located in different tax jurisdictions. It is unclear at this time which of these proposals, if any, may be enacted. If enacted as currently proposed, these provisions could have a material, adverse impact on our tax rate, cash flow and financial results. There can be no assurance that future tax law changes will not increase the rate of the corporate income tax significantly, impose new limitations on deductions, credits or other tax benefits, or make other changes that may adversely affect our business, cash flows or financial performance. In the absence of additional clarification and guidance from the IRS on certain tax matters, the Company will take positions with respect to a number of unsettled issues. There is no assurance that the IRS or a court will agree with the positions taken by us, in which case tax penalties and interest may be imposed that could adversely affect our business, cash flows or financial performance. In the future, additional guidance may be issued by the IRS, the Department of the Treasury, or other governing body that may significantly differ from our interpretation of the law, which may result in a material adverse effect on our business or financial condition.

Our reported financial results may be materially and adversely affected by future changes in accounting principles generally accepted in the United States.

U.S. GAAP is subject to standard setting or interpretation by the Financial Accounting Standards Board (“FASB”), the Public Company Accounting Oversight Board (“PCAOB”), the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results and could materially and adversely affect the transactions completed before the announcement of a change. A change in these principles or interpretations could also require us to alter our accounting systems in a manner that could increase our operating costs and impact the content of our financial statements.

We are subject to various legal actions that if decided adversely, could be detrimental to our business.

We operate in an industry that is highly sensitive to consumer protection, and we are subject to numerous local, state and federal laws that are continually changing. Remediation for non‑compliance with these laws can be costly and significant fines may be incurred. We are routinely involved in legal proceedings alleging improper lending, servicing or marketing practices, abusive loan terms and fees, disclosure violations, quiet title actions, improper foreclosure practices, violations of consumer protection, securities or other laws, breach of contract and other related matters. We are also occasionally named as a party in intellectual property litigation. We will incur defense costs and other legal expenses in connection with these lawsuits. Additionally, the final resolution of these actions may be unfavorable to us, which could be detrimental to our business. In cases where the final resolution is favorable to us, we may still incur a significant amount of legal expenses. In addition to the expense and burden incurred in defending any of these actions and any damages that we may incur, our management’s efforts and attention may be diverted from the ordinary business operations in order to address these claims. Additionally, we may be deemed in default of our debt agreements if a judgment for money that exceeds specified thresholds is rendered against us and we fail to timely address such judgment.

Employment litigation and related unfavorable publicity could negatively affect our future business.

Team members and former team members may, from time to time, bring lawsuits against us regarding injury, creation of a hostile workplace, discrimination, wage and hour, team member benefits, sexual harassment, and other employment issues. In recent years there has been an increase in the number of discrimination and harassment claims against employers generally.

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

We are subject to securities litigation, which may be expensive and may divert management’s attention.

Our share price is volatile, and in the past companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We have become the target of this type of litigation and in June 2021 a putative class action lawsuit alleging violations of the federal securities laws was filed against us and certain of our directors and officers alleging violations of the securities laws. Lawsuits such as this one has resulted and will result in other, derivative lawsuits being filed, may be expensive to defend, and may divert our management’s attention from the conduct of our business, which could have an adverse effect on our business.

The conduct of the brokers through whom we originate could subject us to fines or other penalties.

The brokers through whom we originate have parallel and separate legal obligations to which they are subject. While these laws may not explicitly hold the originating lenders responsible for the legal violations of such brokers, U.S. federal and state agencies increasingly have sought to impose such liability. The DOJ, through its use of a disparate impact theory under the FHA, is attempting to hold home loan lenders responsible for the pricing practices of brokers, alleging that the lender is directly responsible for the total fees and charges paid by the borrower even if the lender neither dictated what the broker could charge nor kept the money for its own account. In addition, under the TRID rules, we may be responsible for improper disclosures made to clients by brokers. We may be subject to claims for fines or other penalties based upon the conduct of the independent home loan brokers with which we do business.

Risks Relating to Privacy and Intellectual Property

The collection, processing, storage, use and disclosure of personal data could give rise to liabilities as a result of governmental regulation, conflicting legal requirements or differing views of personal privacy rights.

In the processing of consumer transactions, our businesses receive, transmit and store a large volume of personally identifiable information and other user data. The collection, sharing, use, disclosure and protection of this information are governed by the privacy and data security policies maintained by us and our businesses. Moreover, there are federal, state and international laws regarding privacy and the storing, sharing, use, disclosure and protection of personally identifiable information and user data. Specifically, personally identifiable information is increasingly subject to legislation and regulations in numerous jurisdictions around the world, the intent of which is to protect the privacy of personal information that is collected, processed and transmitted in or from the governing jurisdiction. In the United States, regulations and interpretations concerning personally identifiable and data security promulgated by state and federal regulators, including, but not limited to, the CFPB, FTC, NYDFS and CPPA (California’s newest regulatory body authorized to enforce CPRA), could conflict or give rise to differing views of personal privacy rights. We could be materially and adversely affected if legislation or regulations are expanded to require changes in business practices or privacy policies, or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business, financial condition and results of operations.

Our failure, and/or the failure by the various third party vendors and service providers with whom we do business, to comply with applicable privacy policies or federal, state or similar international laws and regulations could damage our reputation or the reputation of these businesses, discourage potential users from our products and services and/or result in fines and/or proceedings by governmental agencies and/or consumers, one or all of which could materially and adversely affect our business, financial condition and results of operations.

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

Our success and ability to compete also depends in part on our ability to operate without infringing, misappropriating or otherwise violating the intellectual property or proprietary rights of third parties. We have encountered, and may in the future encounter, disputes from time to time concerning intellectual property rights of others, including our competitors, and we may not prevail in these disputes. Third parties may raise claims against us alleging an infringement, misappropriation or other violation of their intellectual property rights, including trademarks, copyrights, patents, trade secrets or other intellectual property or proprietary rights. Some third party intellectual property rights may be extremely broad, and it may not be possible for us to conduct our operations in such a way as to avoid all alleged infringements, misappropriations or other violations of such intellectual property rights. In addition, former employers of our current, former or future team members may assert claims that such team members have improperly disclosed to us the confidential or proprietary information of these former employers. The resolution of any such disputes or litigations is difficult to predict. Future litigation may also involve non-practicing entities or other intellectual property owners who have no relevant product offerings or revenue and against whom our ownership of intellectual property may therefore provide little or no deterrence or protection. An assertion of an intellectual property infringement, misappropriation or other violation claim against us may result in adverse judgments, settlement on unfavorable terms or cause us to spend significant amounts to defend the claim, even if we ultimately prevail and we may have to pay significant money damages, lose significant revenues, be prohibited from using the relevant systems, processes, technologies or other intellectual property (temporarily or permanently), cease offering certain products or services, or incur significant license, royalty or technology development expenses. Defending against such claims could be costly, time consuming and could result in the diversion of time and attention of our management team. In addition, although in some cases a third party may have agreed to indemnify us for such infringement, misappropriation or other violation, such indemnifying party may refuse or be unable to uphold its contractual obligations. In other cases, our insurance may not cover potential claims of this type adequately or at all, and we may be required to pay monetary damages, which may be significant.

Our indirect subsidiary, Rocket Mortgage, is party to a license agreement with Intuit, Inc. governing the use of the “Quicken Loans” name and trademark that may be terminated if Rocket Mortgage commits a material breach of its obligations thereunder, undergoes certain changes of control or in certain instances of wrongdoing or alleged wrongdoing.

Rocket Mortgage licenses the “Quicken Loans” name and trademark from Intuit, Inc. (“Intuit”) on an exclusive, royalty-bearing basis for use in connection with our business in the United States. Although the license is perpetual, Intuit may terminate the license agreement under various circumstances, including, among other things, if Rocket Mortgage commits a material breach of its obligations thereunder, undergoes certain changes of control, or in certain instances where wrongdoing or alleged wrongdoing by Rocket Mortgage or any controlling person could have a material adverse effect on Intuit. Termination of the license agreement would preclude us from using the “Quicken Loans” name and trademark, and potentially allow unaffiliated third parties use the “Quicken Loans” name and trademark. Any improper use of the “Quicken Loans” name or trademark by us, Intuit or any other third parties could adversely affect our business. We have entered into an agreement with Intuit that, among other things, gives Rocket Mortgage full ownership of the “Quicken Loans” brand in 2022 in exchange for certain agreements, subject to the satisfaction of certain conditions.

Risks Relating to our Human Capital

We may not be able to hire, train and retain qualified personnel to support our growth, and difficulties with hiring, team member training and other labor issues could adversely affect our ability to implement our business objectives and disrupt our operations.

Our operations depend on the work of our approximately 26,000 team members including our Rocket Cloud Force. Our future success will depend on our ability to continue to hire, integrate, develop and retain highly qualified personnel for all areas of our organization. Any talent acquisition and retention challenges could reduce our operating efficiency, increase our costs of operations and harm our overall financial condition. We could face these challenges if competition for qualified personnel intensifies or the pool of qualified candidates becomes more limited. Additionally, we invest heavily in training our team members, which increases their value to competitors who may seek to recruit them. The inability to attract or retain qualified personnel could have a detrimental effect on our business.

If we cannot maintain our corporate culture, we could lose the innovation, collaboration and focus on the mission that contribute to our business.

We believe that a critical component of our success is our corporate culture and our deep commitment to our mission. We believe this mission-based culture fosters innovation, encourages teamwork and cultivates creativity. Our mission defines our business philosophy as well as the emphasis that we place on our clients, our people and our culture and is consistently reinforced to and by our team members. As we continue to develop the infrastructure of a public company and operate in a hybrid work environment, we may find it difficult to maintain these valuable aspects of our corporate culture and our long-term mission. Any failure to preserve our culture, including a failure due to the growth from becoming a public company, could negatively impact our future success, including our ability to attract and retain team members, encourage innovation and teamwork, and effectively focus on and pursue our mission and corporate objectives.

Loss of our key leadership could result in a material adverse effect on our business.

Our future success depends to a significant extent on the continued services of our senior leadership, including Jay Farner, our Chief Executive Officer, Bob Walters, our President and Chief Operating Officer, Julie Booth, our Chief Financial Officer and Angelo Vitale, our General Counsel and Secretary. The experience of our senior leadership is a valuable asset to us and would be difficult to replace. We do not maintain “key person” life insurance for, or employment contracts with, any of our personnel. The loss of the services of our Chief Executive Officer, our President or our Chief Financial Officer or other members of senior leadership could disrupt and have a detrimental effect on our business.

We have transitioned into a hybrid in-person and remote workforce, which will subject us to certain operational challenges and risks and potential harm to our business.

In response to the COVID-19 pandemic, our workforce shifted from in-person to remote work. We have transitioned to a hybrid work environment in which a significant portion of our workforce will work in-person on a part-time basis. As a result, we expect to continue to be subject to the challenges and risks of having a remote workforce, as well as new challenges and risks from operating with a hybrid workforce. For example, certain security systems in homes or other remote workplaces may be less secure than those used in our offices, which may subject us to increased security risks, including cybersecurity-related events, and expose us to risks of data or financial loss and associated disruptions to our business operations. Team members who access company data and systems remotely may not have access to technology that is as robust as that in our offices, which could cause the networks, information systems, applications and other tools available to those remote workers to be more limited or less reliable than in our offices. These changes to our operations going forward present additional risks, uncertainties and costs that could affect our performance, including increased operational risk, uncertainty regarding office space needs, heightened vulnerability to cyber-attacks due to increased remote work, potential reduced productivity, changes to our Company culture, potential strains to our business continuity plans, and increased costs to insure our offices are safe and functional as hybrid offices that enable effective collaboration of both remote and in-person colleagues.

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

Holdings is treated as a partnership for U.S. federal income tax purposes and, as such, is not subject to any entity-level U.S. federal income tax. Instead, taxable income is allocated to us, RHI and Dan Gilbert, as holders of Holdings Units. Accordingly, we incur income taxes on our allocable share of any net taxable income of Holdings. Under the operating agreement of Holdings (the “Holdings Operating Agreement”), Holdings is generally required from time to time to make pro rata distributions in cash to its equity holders, RHI, Dan Gilbert and us, in amounts sufficient to cover the taxes on their allocable share of the taxable income of Holdings. As a result of (i) potential non pro rata allocations of net taxable income allocable to us, RHI and Dan Gilbert, (ii) the lower tax rate applicable to corporations as compared to individuals, (iii) the favorable tax benefits that we anticipate receiving from the exchange of Holdings Units and corresponding shares of Class D common stock or Class C common stock and future purchases of Holdings Units (along with corresponding shares of Class D common stock or Class C common stock) from RHI and Dan Gilbert and (iv) the favorable tax benefits that we anticipate receiving from payments under the Tax Receivable Agreement, these tax distributions have been, and we expect that they will continue to be in amounts that exceed our tax liabilities and obligations to make payments under the Tax Receivable Agreement. Our board of directors will determine the appropriate uses for any excess cash so accumulated, which in the past has included and may include in the future, any potential dividends, stock buybacks, the payment obligations under the Tax Receivable Agreement and the payment of other expenses. We have no obligation to distribute such cash (or other available cash other than any declared dividend) to our stockholders. No adjustments to the present exchange ratio of one-to-one for Holdings Units and corresponding shares of Class D common stock or Class C common stock will be made as a result of (i) any cash distribution by Holdings or (ii) any cash that we retain and do not distribute to our stockholders.

We are controlled by RHI, an entity controlled by Dan Gilbert, whose interests may conflict with our interests and the interests of other stockholders.

RHI, an entity controlled by Dan Gilbert, our founder and Chairman, holds 93.54% of our issued and outstanding Class D common stock and controls 79% of the combined voting power of our common stock. As a result, RHI is able to control any action requiring the general approval of our stockholders, so long as it owns at least 10% of our issued and outstanding common stock, including the election of our board of directors, the adoption of amendments to our certificate of incorporation and bylaws and the approval of any merger or sale of substantially all of our assets. So long as RHI continues to directly or indirectly own a significant amount of our equity, even if such amount is less than a majority of the combined voting power of our common stock, RHI will continue to be able to substantially influence the outcome of votes on all matters requiring approval by the stockholders, including our ability to enter into certain corporate transactions. The interests of RHI could conflict with or differ from our interests or the interests of our other stockholders. For example, the concentration of ownership held by RHI could delay, defer or prevent a change of control of our Company or impede a merger, takeover or other business combination that may otherwise be favorable for us.

We share our Chief Executive Officer and certain directors with RHI, our Chief Executive Officer does not devote his full time and attention to our affairs, and the overlap may give rise to conflicts.

Our Chief Executive Officer, Jay Farner, continues to serve as Chief Executive Officer of RHI. Although we expect that Jay will continue to devote a majority of his time to the business of the Company, he will not be able to devote his full time, effort and attention to the Company’s affairs. In addition, our Chief Executive Officer, our other executive officers and the directors affiliated with RHI continue to own equity interests in RHI. Furthermore, four members of our board of directors (Dan Gilbert, Jennifer Gilbert, Matthew Rizik and Jay Farner) continue to be directors of RHI and two members of our board of directors (Jay and Matthew) continue to be officers of RHI. The overlap and the ownership of RHI equity interests may lead to actual or apparent conflicts of interest with respect to matters involving or affecting our Company and RHI and its affiliates other than the Company and its subsidiaries (collectively, RHI and its affiliates other than the Company and its subsidiaries, the “RHI Affiliated Entities”). For example, there will be potential for conflicts of interest if there are issues or disputes under the commercial arrangements that exist between us and the RHI Affiliated Entities or if we or one of the RHI Affiliated Entities look at acquisition or investment opportunities that may be suitable for both companies.

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

The actual tax benefit, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, including, among others, the timing of exchanges by or purchases from RHI and Dan Gilbert, the price of our Class A common stock at the time of the exchanges or purchases, the extent to which such exchanges are taxable, the amount and timing of the taxable income we generate in the future and the tax rate then applicable, and the portion of our payments under the Tax Receivable Agreement constituting imputed interest. Future payments under the Tax Receivable Agreement could be substantial. We estimate that, as a result of the amount of the increases in the tax basis in Holdings’ assets from the purchase of Holdings Units (along with the corresponding shares of our Class D common stock) in connection with the initial public offering, the over-allotment option (Greenshoe), and the March 2021 paired interest exchange, assuming no material changes in the relevant tax law and that we will have sufficient taxable income to utilize all of the tax attributes covered by the Tax Receivable Agreement when they are first available to be utilized under applicable law, we estimate that future payments to RHI and Dan Gilbert under the Tax Receivable Agreement would aggregate to approximately $685.7 million over the next 20 years and for yearly payments over that time to range between approximately $2.1 million to $53.0 million per year. Future payments under the Tax Receivable Agreements in respect of subsequent purchases or exchanges of Holdings Units (along with the corresponding shares of Class D common stock or Class C common stock) would be in addition to these amounts. The payments under the Tax Receivable Agreement are not conditioned upon RHI’s or Dan Gilbert’s continued ownership of us.

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

In addition, the Tax Receivable Agreement provides that in the case of a change in control of the Company or a material breach of our obligations under the Tax Receivable Agreement, we are required to make a payment to RHI and Dan Gilbert in an amount equal to the present value of future payments (calculated using a discount rate equal to the lesser of 6.50% or LIBOR plus 100 basis points, which may differ from our, or a potential acquirer’s, then-current cost of capital) under the Tax Receivable Agreement, which payment would be based on certain assumptions, including those relating to our future taxable income. For additional discussion of LIBOR, see “- We are exposed to volatility in transitioning from LIBOR as an interest rate index, which can result in higher than market interest rates and may have a detrimental effect on our business.” In these situations, our obligations under the Tax Receivable Agreement could have a substantial negative impact on our, or a potential acquirer’s, liquidity and could have the effect of delaying, deferring, modifying or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. These provisions of the Tax Receivable Agreement may result in situations where RHI and Dan Gilbert have interests that differ from or are in addition to those of our other stockholders. In addition, we could be required to make payments under the Tax Receivable Agreement that are substantial, significantly in advance of any potential actual realization of such further tax benefits, and in excess of our, or a potential acquirer’s, actual cash savings in income tax.

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

Provisions of our certificate of incorporation and our bylaws may make it more difficult for, or prevent a third party from, acquiring control of us without the approval of our board of directors. These provisions include:

• having a dual class common stock structure, which provides RHI with the ability to control the outcome of matters requiring stockholder approval, even if it beneficially owns significantly less than a majority of the shares of our outstanding common stock;

• having a classified board of directors;

• providing that, when the RHI Affiliated Entities and permitted transferees (collectively, the “RHI Parties”) beneficially own less than a majority of the combined voting power of the common stock, a director may only be removed with cause by the affirmative vote of 75% of the combined voting power of our common stock;

• providing that, when the RHI Parties beneficially own less than a majority of the combined voting power of our common stock, vacancies on our board of directors, whether resulting from an increase in the number of directors or the death, removal or resignation of a director, will be filled only by our board of directors and not by stockholders;

• providing that, when the RHI Parties beneficially own less than a majority of the combined voting power of our common stock, certain amendments to our certificate of incorporation or amendments to our bylaws will require the approval of 75% of the combined voting power of our common stock;

• prohibiting stockholders from calling a special meeting of stockholders;

• authorizing stockholders to act by written consent only until the RHI Parties cease to beneficially own a majority of the combined voting power of our common stock;

• establishing advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings;

• authorizing “blank check” preferred stock, the terms and issuance of which can be determined by our board of directors without any need for action by stockholders; and

• providing that the decision to transfer our corporate headquarters outside of Detroit, Michigan will require the approval of 75% of the combined voting power of our common stock.

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

As long as RHI continues to control a majority of the voting power of our outstanding voting stock, we will be a controlled company within the meaning of the Exchange rules. Under the Exchange rules, a company of which more than 50% of the voting power is held by another person or group of persons acting together is a controlled company and may elect not to comply with certain corporate governance requirements, including the requirements that:

• a majority of the board of directors consist of independent directors;

• the nominating and corporate governance committee be composed entirely of independent directors; and

• the compensation committee be composed entirely of independent directors.

These requirements will not apply to us as long as we remain a controlled company. Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the Exchange.

Transformation into a public company has increased our costs and may disrupt the regular operations of our business.

Since our initial public offering, we have incurred, and expect to in the future incur, significant additional legal, accounting, reporting and other expenses as a result of having publicly traded common stock, including, but not limited to, increased costs related to auditor fees, legal fees, directors’ fees, directors and officers insurance, investor relations, and various other costs. We also have incurred, and anticipate that we will continue to incur, costs associated with corporate governance requirements, including requirements under the Exchange Act, the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and the Dodd-Frank Act, as well as rules implemented by the SEC and the Exchange. Compliance with these rules and regulations makes some activities more difficult, time consuming, or costly, and as a result may place a strain, on our systems and resources. Moreover, the additional demands associated with being a public company may disrupt regular operations of our business by diverting the attention of some of our senior management team away from revenue-producing activities.

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

Risks Related to Ownership of Our Class A Common Stock

If we are unable to effectively maintain a system of internal control over financial reporting, we may not be able to accurately or timely report our financial results and our stock price could be adversely affected.

Our ability to comply with the annual internal control report requirements will depend on the effectiveness of our financial reporting and data systems and controls across the Company. These systems and controls involve significant expenditures and become increasingly complex as our business grows. To effectively manage this complexity, we need to continue to improve our operational, financial and management controls and our reporting systems and procedures. Any weaknesses or deficiencies or any failure to implement required new or improved controls, or difficulties encountered in the implementation or operation of these controls, could harm our operating results and cause us to fail to meet our financial reporting obligations or result in material misstatements in our financial statements, which could adversely affect our business and reduce our stock price.

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

As of February 22, 2022, we had 121,075,831 shares of Class A Common Stock outstanding and 1,848,879,483 shares of Class A Common Stock issuable upon potential exchanges and/or conversions. Of these shares, 1,849,252,048 are “restricted securities,” as that term is defined under Rule 144 of the Securities Act. The holders of these “restricted securities” are entitled to dispose of their shares pursuant to (i) the applicable holding period, volume and other restrictions of Rule 144 or

(ii) another exemption from registration under the Securities Act. Additional sales of a substantial number of our shares of Class A Common Stock in the public market, or the perception that sales could occur, could have a material adverse effect on the price of our Class A Common Stock. We have filed a registration statement under the Securities Act registering 105,263,158 shares of our Class A common stock reserved for issuance under the 2020 Omnibus Incentive Plan and our Employee Stock Purchase Plan (“ESPP”). We have entered into a Registration Rights Agreement pursuant to which we have granted demand and piggyback registration rights to RHI, Dan Gilbert and the affiliates of Dan Gilbert.

The price of our Class A common stock has been, and may in the future be, volatile and your investment in our common stock could suffer a decline in value.

The market price for our Class A common stock has been, and may in the future be, volatile and could fluctuate significantly in response to a number of factors, most of which we cannot control. These factors include, among others, intense competition in the markets we serve; failure to accurately predict the demand or growth of new financial products and services that we are developing; fluctuations in quarterly revenue and operating results, as well as differences between our actual financial and operating results and those expected by investors; the public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC; announcements relating to litigation; guidance, if any, that we provide to the public, any changes in such guidance or our failure to meet such guidance; changes in financial estimates or ratings by any securities analysts who follow our Class A common stock, our failure to meet such estimates or failure of those analysts to initiate or maintain coverage of our Class A common stock; the sustainability of an active trading market for our Class A common stock; investor perceptions of the investment opportunity associated with our Class A common stock relative to other investment alternatives; the inclusion, exclusion or deletion of our Class A stock from any trading indices; future sales of our Class A common stock by our officers, directors and significant stockholders; the effect on our business and results of operations from system failures and disruptions, hurricanes, wars, acts of terrorism, pandemics, other natural disasters or responses to such events; novel and unforeseen market forces and trading strategies by third parties, including those who post anonymously on social media; short selling of our Class A common stock or related derivative securities; and price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole. These broad market and industry factors may seriously harm the market price of our Class A common stock, regardless of our operating performance. In the past, stockholders have instituted securities class action litigation following periods of market volatility. We have been, and may in the future be, subject to securities litigation, which may cause us to incur substantial costs and resources and divert the attention of management from our business.

The dual class structure of our common stock may adversely affect the trading market for our Class A common stock.

In July 2017, S&P, Dow Jones and FTSE Russell announced changes to their eligibility criteria for the inclusion of shares of public companies on certain indices, including the Russell 2000, the S&P 500, the S&P MidCap 400 and the S&P SmallCap 600, to exclude companies with multiple classes of shares of common stock from being added to these indices. As a result, our dual class capital structure would make us ineligible for inclusion in any of these indices, and mutual funds, exchange-traded funds and other investment vehicles that attempt to passively track these indices will not be investing in our stock. Furthermore, we cannot assure you that other stock indices will not take a similar approach to S&P Dow Jones or FTSE Russell in the future. Exclusion from indices could make our Class A common stock less attractive to investors and, as a result, the market price of our Class A common stock could be adversely affected.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We currently operate through a network of fourteen corporate offices, nine client support locations and five call centers, located throughout the United States and Canada, which are all leased. Our headquarters and principal executive offices are located at 1050 Woodward Avenue, Detroit, Michigan 48226. At this location, as of December 31, 2021, we lease office space totaling approximately 570,214 rentable square feet from an affiliate of Rocket Companies. The lease for our offices at 1050 Woodward Avenue expires on December 31, 2028 unless terminated earlier under certain circumstances specified in our leases. We believe that our facilities are in good operating condition and adequately meet our current needs, and that additional or alternative space to support future use and expansion will be available on reasonable commercial terms.

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

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our Class A Common Stock, par value $0.00001 per share, is listed on the New York Stock Exchange under the ticker symbol "RKT" and began trading on August 10, 2020. Prior to that date, there was no public trading market for our Class A Common Stock. There is no public market for our Class D Common Stock. Holders of our Class D Common Stock may convert such stock into our Class A Common Stock on a share for share basis. Holders of Class D Common Stock are entitled to 10 votes per share and holders of Class A Common Stock are entitled to one vote per share on matters submitted to shareholders for approval. As of February 22, 2022 there were approximately 99 holders of record of our Class A Common Stock and 2 holders of record of our Class D Common Stock. For Class A Common Stock, the actual number of shareholders is greater than this number of record holders and includes shareholders who are beneficial owners but whose share are held in street name by brokers and other nominees.

Share Repurchase Authorization

On November 10, 2020, our board of directors approved a share repurchase program of up to $1.0 billion of our Common Stock, including both Class A and Class D, which repurchases may be made, from time to time, in privately negotiated transactions or in the open market, in accordance with applicable securities laws (the “Share Repurchase Program”). The Share Repurchase Program will remain in effect for a two-year period. The Share Repurchase Program authorizes but does not obligate the Company to make any repurchases at any specific time. The timing and extent to which the Company repurchases its shares will depend upon, among other things, market conditions, share price, liquidity targets, regulatory requirements and other factors. As of December 31, 2021 approximately $768.4 million remains available under the Share Repurchase Program.

The following table shows the Share Repurchase Program activity during the three months ended December 31, 2021:

Period	Number of Shares Repurchased	Average Repurchase Price Per Share	Total Repurchase Amount	Maximum dollar value yet to be purchased under the Share Repurchase Program
10/1/2021 to 10/31/2021	3,156,925	$15.85	$50,040,615	$906,074,657
11/1/2021 to 11/30/2021	4,213,500	15.79	66,543,226	839,531,431
12/1/2021 to 12/31/2021	4,507,600	15.78	71,115,244	768,416,187
Total for the three months ended December 31, 2021	11,878,025	$15.80	$187,699,085	$768,416,187

As of February 18, 2022, Rocket Companies repurchased 20.7 million shares at a weighted average price of $15.08. Cumulatively, we have returned $312.2 million to shareholders under the $1 billion Share Repurchase Program authorized in November 2020.

Special Dividends

On February 25, 2021, our board of directors authorized and declared a cash dividend (the "2021 Special Dividend") of $1.11 per share to the holders of our Class A common stock. The 2021 Special Dividend was paid on March 23, 2021 to holders of the Class A common stock of record as of the close of business on March 9, 2021. The Company funded the 2021 Special Dividend from cash distributions of approximately $2.2 billion by RKT Holdings, LLC to all of its members, including the Company.

On February 24, 2022, our board of directors authorized and declared a cash dividend (the "2022 Special Dividend") of $1.01 per share to the holders of our Class A common stock. The 2022 Special Dividend is to be paid on March 22, 2022 to holders of the Class A common stock of record as of the close of business on March 8, 2022. The Company will fund the 2022 Special Dividend from cash distributions of approximately $2.0 billion by RKT Holdings, LLC to all of its members, including the Company. We expect to retain future earnings, if any, to fund the growth of our business. Any future determination to pay dividends on our common stock will be made at the discretion of the Board of Directors and will depend upon, among other factors, our financial condition operating results, current and anticipated cash needs and other factors that the Board may deem relevant. In addition, the terms of our credit facilities contain restrictions on our ability to declare and pay cash dividends on our capital stock.

Performance Graph

Set forth below is a graph comparing the percentage change in the cumulative total shareholder return on our common stock against the cumulative total return of a broad market index composed of all issuers listed on the New York Stock Exchange ("NYSE"), National Association of Securities Dealers ("NASDAQ"), Standard and Poor's 500 ("S&P 500") and the Dow Jones U.S. Mortgage Finance Index ("DJUSMF"), which is an industry index comprised of mortgage financing companies, for the period of the initial listing of our stock on August 6, 2020 to year ended December 31, 2021. This graph assumes an initial investment of $100 on August 6, 2020 and reflects the cumulative total return on that investment, including the reinvestment of all dividends where applicable, through December 31, 2021. The comparisons in this graph are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

Comparison of Total Return August 6, 2020 to December 31, 2021
$160.00
$150.00
$140.00
$130.00
$120.00
$110.00
$100.00
$90.00
$80.00
$70.00
Aug-20
Sep-20
Oct-20
Nov-20
Dec-20
Jan-21
Feb-21
Mar-21
Apr-21
May-21
Jun-21
Jul-21
Aug-21
Sep-21
Oct-21
Nov-21
Dec-21
RKT
NYSE
DJUSMF
S&P
NASDAQ

We have historically presented the performance graph by comparing our cumulative total shareholder return against the cumulative total return of the S&P 500, NASDAQ, and DJUSMF. We have decided to change the presentation of our performance graph from the S&P 500 and NASDAQ to the NYSE because the Company believes that the companies included in the NYSE index are more comparable to us in size and market capitalization. In accordance with SEC rules, the performance graph presents both the indices used in the previous year and the newly selected index.

The information included under the heading “Performance Graph” is not to be treated as “soliciting material” or as “filed” with the SEC, and is not incorporated by reference into any filing by the Company under the Securities Act or the Exchange Act that is made on, before or after the date of filing of this Annual Report on Form 10-K.

Item 6. [Reserved]

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

Objective

The following discussion provides an analysis of the Company's financial condition, cash flows and results of operations from management's perspective and should be read in conjunction with the consolidated financial statements and notes thereto included in Part II, Item 8 of this Annual Report on Form 10-K. Our objective is to provide discussion of events and uncertainties known to management that are reasonably likely to cause reported financial information not to be indicative of future operating results or of future financial condition and to offer information that provides understanding of our financial condition, cash flows and results of operations.

Executive Summary

We are a Detroit-based FinTech holding company consisting of tech-driven real estate, mortgage and eCommerce businesses. We are committed to providing an industry-leading client experience powered by our platform. In addition to Rocket Mortgage, the nation’s largest mortgage lender, we have expanded into complementary industries, such as real estate services, personal lending, auto sales, solar, and personal finance where we seek to deliver innovative client solutions leveraging our Rocket platform.

Recent Developments

Business Update in Response to COVID-19 Impact

As of December 31, 2021, 20,652 clients, or 0.81% of the total serviced portfolio, have entered into a forbearance plan related to COVID-19. Since year end, we’ve seen positive developments in the number of clients entering into forbearance and as of January 31, 2022, the total number of clients in a forbearance plan related to COVID-19 was 18,909, or 0.73% of the portfolio.

Share Repurchase Program

As of February 18, 2022, Rocket Companies has repurchased 20.7 million shares at a weighted average price of $15.08. Cumulatively, we have returned $312.2 million to shareholders under the $1 billion Share Repurchase Program authorized in November 2020.
Year ended December 31, 2021 summary
For the year ended December 31, 2021, we originated $351.2 billion in residential mortgage loans, which was a $31.0 billion, or 9.7%, increase from the year ended December 31, 2020. Our Net income was $6.1 billion for the year ended December 31, 2021, compared to a Net income of $9.4 billion for the year ended December 31, 2020. We generated $6.2 billion of Adjusted EBITDA for the year ended December 31, 2021, which was a decrease of $5.0 billion, or 44.9%, compared to $11.2 billion for the year ended December 31, 2020. For more information on Adjusted EBITDA, please see “Non-GAAP Financial Measures” below.

The decrease in Net income and Adjusted EBITDA was primarily driven by a decrease of $4.6 billion, or 30.5%, in Gain on sale of loans, net which was driven primarily by a decrease in gain on sale margin in the year ended December 31, 2021. In addition, the year ended December 31, 2021 results included an increase in expenses associated with higher production levels as compared to the year ended December 31, 2020 results. The increase in salaries, commissions and team member benefits of $118.5 million, or 3.7%, was primarily due to hiring in production roles to support the increased volume levels, as well as hiring of key talent such as technology and product strategy teams. General and administrative costs increased by $130.3 million, or 12.4%, in the year ended December 31, 2021 as compared to the year ended December 31, 2020 driven primarily due to increases in third party technology spend to support increased production, partially offset by a decrease in the costs related to the Small Business Administration ("SBA") loan program at Rocket Loans. Marketing and advertising expenses increased by $299.7 million, or 31.5%, in the year ended December 31, 2021 as compared to the year ended December 31, 2020 as a result of higher performance marketing to associated with higher production and an increase in brand marketing spend related to the reintroduction of many sporting and other live events that were cancelled in 2020 due to the COVID-19 pandemic.

As of December 31, 2021, our servicing portfolio, including loans subserviced for others, included approximately $551.9 billion of UPB and 2.6 million client loans. The portfolio primarily consists of high quality performing GSE and government (FHA and VA) loans. As of December 31, 2021, our delinquent loans (defined as 60-plus days past-due) were 1.60% of our total portfolio. Excluding clients in forbearance plans, our delinquent loans were 0.94% as of December 31, 2021. We monitor the MSR portfolio on a regular basis seeking to optimize our portfolio by evaluating the risk and the client lifetime value. As part of these efforts we sold the servicing on approximately 240,000 loans with $93.3 billion in UPB during the year ended December 31, 2021. These sales were more than offset by new loans that were added to the MSR portfolio organically during the period.

Year ended December 31, 2020 summary

For the year ended December 31, 2020, we originated $320.2 billion in residential mortgage loans, which was an $175.0 billion, or 120.6% increase from the year ended December 31, 2019. Our Net income was $9.4 billion for the year ended December 31, 2020, up $8.5 billion, or 947.7%, compared to $897.1 million for the year ended December 31, 2019. We generated $11.2 billion of Adjusted EBITDA for the year ended December 31, 2020, which was an increase of $9.2 billion, or 462.5%, in the year ended December 31, 2020, compared to $2.0 billion in the year ended December 31, 2019. For more information on Adjusted EBITDA, please see "Non-GAAP Financial Measures" below.

The increase in net income and Adjusted EBITDA was primarily driven by an increase of $10.2 billion, or 206.9% in gain on sale of loans, net which was driven primarily by the increase in origination volume in the year ended December 31, 2020 noted above. Other income also increased $1.1 billion, or 144.4%, due primarily to revenue generated from Amrock's title insurance services, property valuation and settlement services that was also driven by the increase in origination volume noted above and revenue earned at Rocket Loans from processing 19.9 million unique loan recommendations through the economic injury disaster loans program offered by the Small Business Administration in response to the COVID-19 pandemic. These increases were partially offset by a decrease in collection/realization of cash flows from MSRs of $284.5 million, or 35.3%, which is a reduction in revenue primarily due to an increase in the volume of loans paid in full prior to their scheduled maturity from our servicing portfolio (referred to as ‘prepayment speed’) in the year ended December 31, 2020 as compared to the year ended of December 31, 2019. In addition, the year ended December 31, 2020 results include increased expenses associated with higher production levels as compared to the year ended December 31, 2019 results. The increase in production led to an increase in salaries, commissions and team member benefits of $1.2 billion, or 55.5%, primarily due to variable compensation and an increase in team members in production roles to support our continued growth. General and administrative costs also increased by $368.1 million, or 53.7%, in the year ended December 31, 2020 as compared to the year ended December 31, 2019 driven primarily by higher loan processing expenses due to increased production as well as expenses associated with the increased revenues from Rocket Loans noted above. Other expenses increased by $335.8 million, or 94.6%, in the year ended December 31, 2020 as compared to the year ended December 31, 2019 driven by expenses incurred to support the higher level of title insurance services, property valuation and settlement services due to the increased origination volumes noted above. Other expenses also increased due to an increase in payoff interest expense that resulted from an increase in the volume of loans paid in full prior to their scheduled maturity from our servicing portfolio and due to expenses incurred in connection with the sale of MSRs in the year ended December 31, 2020. When individual loans are paid off, we are required to remit interest for an entire month regardless of the date of payoff; however, clients are only responsible for interest accrued up to the date of payoff. The difference between the interest we are required to remit to investors and the interest we collect from the client as a result of an early payoff is referred to as “payoff interest”.

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

We define “Adjusted Revenue” as total revenues net of the change in fair value of mortgage servicing rights (“MSRs”) due to valuation assumptions (net of hedges). We define “Adjusted Net Income” as tax-effected earnings before non-cash share-based compensation expense, the change in fair value of MSRs due to valuation assumptions (net of hedges), loss on extinguishment of Senior Notes, a litigation accrual, Change in Tax receivable agreement liability, and the tax effects of those adjustments. We define “Adjusted Diluted EPS” as Adjusted Net Income divided by the diluted weighted average number of Class A common stock outstanding for the applicable period, which assumes the pro forma exchange and conversion of all outstanding Class D common stock for Class A common stock. We define “Adjusted EBITDA” as earnings before interest and amortization expense on non-funding debt, income tax, and depreciation and amortization, net of the change in fair value of MSRs due to valuation assumptions (net of hedges), share-based compensation expense, and a litigation accrual. We exclude from each of these non-GAAP measures the change in fair value of MSRs due to valuation assumptions (net of hedges) as this represents a non-cash non-realized adjustment to our total revenues, reflecting changes in assumptions including discount rates and prepayment speed assumptions, mostly due to changes in market interest rates, which is not indicative of our performance or results of operation. We also exclude effects of contractual prepayment protection associated with sales of MSRs. Adjusted EBITDA includes interest expense on funding facilities, which are recorded as a component of “Interest income, net”, as these expenses are a direct cost driven by loan origination volume. By contrast, interest and amortization expense on non-funding debt is a function of our capital structure and is therefore excluded from Adjusted EBITDA.

In first quarter of 2021, we revised our definition of Adjusted Net income and Adjusted EBITDA to exclude a litigation accrual that does not directly affect what we consider to be our core operating performance. Excluding this cost did not impact Adjusted Net income or Adjusted EBITDA for the comparative periods presented. In the third quarter of 2021, we revised our definition of Adjusted Revenue, Adjusted Net income and Adjusted EBITDA to exclude the effects of contractual prepayment protection associated with sales of MSRs as this does not directly affect what we consider to be our core operating performance. Excluding these costs impacted Adjusted Revenue, Adjusted Net income, Adjusted Diluted EPS and Adjusted EBITDA for the comparative periods presented. In the fourth quarter of 2021, we revised our definition of Adjusted Net income to exclude loss on extinguishment of Senior Notes and change in tax receivable agreement liability as these do not directly affect what we consider to be our core operating performance. Excluding these costs impacted Adjusted Net income for the comparative periods presented. From time to time in the future, we may exclude other items if we believe that doing so is consistent with the goal of providing useful information to investors.

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

(c)    although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced or require improvements in the future, and Adjusted Revenue, Adjusted Net Income and Adjusted EBITDA do not reflect any cash requirement for such replacements or improvements; and

(d)    they are not adjusted for all non-cash income or expense items that are reflected in our Consolidated Statements of Cash Flows.

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

GAAP-based measures can be found in the consolidated financial statements and related notes included elsewhere in this Form 10-K.

Reconciliation of Adjusted Revenue to Total Revenue, net

	Years Ended December 31,
($ in thousands)	2021	2020	2019
Total Revenue, net	$12,914,466	$15,650,067	$5,069,102
Change in fair value of MSRs due to valuation assumptions (net of hedges)(1)	(487,473)	1,288,156	838,119
Adjusted Revenue	$12,426,993	$16,938,223	$5,907,221

(1)    Reflects changes in assumptions including discount rates and prepayment speed assumptions, mostly due to changes in market interest rates, and the effects of contractual prepayment protection associated with sales of MSRs.

Reconciliation of Adjusted Net Income to Net Income Attributable to Rocket Companies

	Year Ended December 31,
($ in thousands)	2021	2020	2019
Net income attributable to Rocket Companies	$308,210	$197,951	$—
Net income impact from pro forma conversion of Class D common shares to Class A common shares(1)	5,766,284	9,203,435	898,497
Adjustment to the provision for income tax(2)	(1,428,937)	(2,235,345)	(217,059)
Tax-effected net income(2)	$4,645,557	$7,166,041	$681,438
Non-cash share-based compensation expense	163,712	136,187	39,703
Change in fair value of MSRs due to valuation assumptions (net of hedges)(3)	(487,473)	1,288,156	838,119
Loss on extinguishment of Senior Notes	87,262	43,695	—
Litigation accrual(4)	15,000	—	—
Change in Tax receivable agreement liability(5)	18,835	(7,859)	—
Tax impact of adjustments(6)	55,191	(364,458)	(217,438)
Other tax adjustments(7)	3,732	4,548	—
Adjusted Net Income	$4,501,816	$8,266,310	$1,341,822

(1)    Reflects net income to Class A common stock from pro forma exchange and conversion of corresponding shares of our Class D common shares held by non-controlling interest holders as of December 31, 2021, 2020 and 2019.

(2)    Rocket Companies will be subject to U.S. Federal income taxes, in addition to state, local and Canadian taxes with respect to its allocable share of any net taxable income of Holdings. The adjustment to the provision for income tax reflects the effective tax rates below, assuming the Issuer owns 100% of the non-voting common interest units of Holdings.

	December 31,
	2021	2020	2019
Statutory U.S. Federal Income Tax Rate	21.00%	21.00%	21.00%
Canadian taxes	0.01	0.01	0.01
State and Local Income Taxes (net of federal benefit)	4.20	3.86	3.76
Effective Income Tax Rate for Adjusted Net Income	25.21%	24.87%	24.77%

(3)    Reflects changes in assumptions including discount rates and prepayment speed assumptions, mostly due to changes in market interest rates, and the effects of contractual prepayment protection associated with sales of MSRs.

(4)    Reflects legal accrual related to a specific legal matter.

(5)    Reflects changes in estimates of tax rates and other variables of the Tax receivable agreement liability for which no income tax expense/benefit is recognized.

(6)    Tax impact of adjustments gives effect to the income tax related to non-cash share-based compensation expense, change in fair value of MSRs due to valuation assumptions, loss on extinguishment of Senior Notes, and the litigation accrual at the above described effective tax rates for each period.

(7)    Represents tax benefits due to the amortization of intangible assets and other tax attributes resulting from the purchase of Holdings units, net of payment obligations under Tax Receivable Agreement.

Reconciliation of Adjusted Diluted Weighted Average Shares Outstanding to Diluted Weighted Average Shares Outstanding

	Year Ended December 31,
($ in thousands, except per share)	2021	2020	2019
Diluted weighted average Class A common shares outstanding	1,989,433,567	116,238,493	N/A(3)
Assumed pro forma conversion of Class D shares(1)	—	1,872,476,780	N/A(3)
Adjusted diluted weighted average shares outstanding	1,989,433,567	1,988,715,273	N/A(3)

Adjusted Net Income(2)	$4,501,816	$8,266,310	N/A(3)
Adjusted Diluted EPS	$2.26	$4.16	N/A(3)

(1)    Reflects the pro forma exchange and conversion of non-dilutive all Class D common stock to Class A common stock.

(2)    Represents Adjusted Net Income for 2020 for the full fiscal year as presented.

(3)    This non-GAAP measure is not applicable for this period, as the reorganization transactions had not yet occurred.

Reconciliation of Adjusted EBITDA to Net Income

	Year Ended December 31,
($ in thousands)	2021	2020	2019
Net income	$6,072,163	$9,399,276	$897,130
Interest and amortization expense on non-funding debt	230,740	186,301	136,853
Income tax provision	112,738	132,381	7,310
Depreciation and amortization	74,713	74,316	74,952
Non-cash share-based compensation expense	163,712	136,187	39,703
Change in fair value of MSRs due to valuation assumptions (net of hedges)(1)	(487,473)	1,288,156	838,119
Litigation accrual(2)	15,000	—	—
Adjusted EBITDA	$6,181,593	$11,216,617	$1,994,067

(1)    Reflects changes in assumptions including discount rates and prepayment speed assumptions, mostly due to changes in market interest rates and the effects of contractual prepayment protection associated with sales of MSR's.

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

The following summarizes key performance indicators of the business:

	Year Ended December 31,
(Units and $ in thousands)	2021	2020	2019
Rocket Mortgage(1)
Loan Production Data
Closed loan origination volume	$351,193,352	$320,208,777	$145,179,577
Direct to Consumer origination volume	$199,894,693	$200,543,558	$92,476,450
Partner Network origination volume	$151,298,659	$119,665,219	$52,703,127
Total Market Share(2)	8.8%	7.8%	6.4%
Gain on sale margin(3)	3.13%	4.46%	3.19%
Servicing Portfolio Data
Total serviced UPB (includes subserviced)	$551,866,424	$409,552,743	$338,639,281
MSRs UPB of loans serviced	$485,087,214	$371,494,905	$311,718,188
UPB of loans subserviced and temporarily serviced	66,779,210	38,057,838	26,921,093
Total loans serviced (includes subserviced)	2,565.1	2,059.2	1,802.2
Number of MSRs loans serviced	2,384.2	1,975.6	1,698.9
Number of loans subserviced and temporarily serviced	180.9	83.6	103.3
MSR fair value multiple(4)	3.91	2.53	3.01
Total serviced delinquency rate, excluding loans in forbearance (60+)	0.94%	0.84%	1.01%
Total serviced MSR delinquency rate (60+)	1.60%	3.91%	1.01%
Net client retention rate(5)	91%	91%	94%
Other Rocket Companies
Amrock gross revenue(6)	$1,373,612	$1,251,381	$558,622
Amrock closings	1,115.1	1,040.1	444.9
Rocket Homes gross revenue(6)	$57,559	$45,628	$43,068
Rocket Homes real estate transactions	33.1	27.4	30.3
Rockethomes.com average unique monthly visits(7)	1,829.7	568.5	180.0
Rocket Loans gross revenue(6)	$95,441	$393,879	$24,751
Rocket Loans closed units(8)	17.4	9.1	25.7
Rock Connections gross revenue(6)	$66,417	$90,196	$100,843
Rocket Auto gross revenue(6)(9)	$40,594	$23,663	$13,209
Rocket Auto car sales	59.7	32.1	20.0
Total Other Rocket Companies gross revenue	$1,633,623	$1,804,747	$740,493
Total Other Rocket Companies net revenue(10)	$1,583,617	$1,717,432	$646,939

(1)    Rocket Mortgage origination volume and gain on sale margins exclude all reverse mortgage activity.

(2)    Market share information is calculated based on one to four family mortgage originations as reported by the Mortgage Bankers Association as of January 2022.

(3)    Gain on sale margin is the gain on sale of loans, net divided by net rate lock volume for the period, excluding all reverse mortgage activity. Gain on sale of loans, net includes the net gain on sale of loans, fair value of originated MSRs, and fair value adjustment on loans held for sale, divided by the UPB of loans subject to IRLC’s during the applicable period.

(4)    MSR fair market value multiple is a metric used to determine the relative value of the MSR asset in relation to the annualized retained servicing fee, which is the cash that the holder of the MSR asset would receive from the portfolio as of such date. It is calculated as the quotient of (a) the MSR fair market value as of a specified date divided by (b) the weighted average annualized retained servicing fee for our MSR portfolio as of such date. The weighted average annualized retained servicing fee for our MSR portfolio was 0.284%, 0.304%, and 0.307% for the years ended December 31, 2021, 2020, and 2019, respectively. The vast majority of our portfolio consists of originated MSRs and consequently, the impact of purchased MSRs does not have a material impact on our weighted average service fee.

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

(8)    In addition to the closed loans Rocket Loans disclosed here, as noted above, during the year ended December 31, 2021 and December 31, 2020, we also processed more than 3.9 million and 19.9 million unique loan recommendations through the economic injury disaster loans program offered by the SBA.

(9)    Rocket Auto gross revenues includes all revenues generated from facilitating auto sales. Rocket Auto's Gross Merchandise Value, which represents the vehicle and other vehicle-related sales during the period, was $1,896 and $799 for the year ended December 31, 2021 and December 31, 2020, respectively.

(10)    Net revenue presented above is calculated as gross revenues less intercompany revenue eliminations, as a portion of the Other Rocket Companies revenues is generated through intercompany transactions.

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

Other income

Other income includes revenues generated from Amrock (title insurance services, property valuation, and settlement services), Rocket Homes (real estate network referral fees), Rocket Auto (auto sales business revenues), Core Digital Media (third party lead generation revenues), Rock Connections (third party sales and support revenues), Truebill (personal finance) and professional service fees. The professional service fees represent amounts paid for services provided by Rocket Mortgage to affiliated companies. For additional information on such fees, see Note 7, Transactions with Related Parties in the notes to the consolidated financial statements included elsewhere in this Form 10-K for additional detail. Services are provided primarily in connection with technology, facilities, human resources, accounting, training, and security functions. Other income also includes revenues from investment interest income.

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

Share-based compensation

Share-based compensation is comprised of both equity and liability awards and is measured and expensed accordingly under Accounting Standards Codification (“ASC”) 718 Compensation—Stock Compensation. As indicated above, share-based compensation expense is included as part of salaries, commissions and team member benefits.

Non-Controlling Interest

We are the sole managing member of Holdings and consolidate the financial results of Holdings. Therefore, we report a non-controlling interest based on the Holdings Units of Holdings held by our Chairman and RHI on our Consolidated Balance Sheets. Income or loss is attributed to the non-controlling interests based on the weighted average Holdings Units outstanding during the period and is presented on the Consolidated Statements of Income and Comprehensive Income. Refer to Note 16, Non-controlling Interests for more information on non-controlling interests.

Results of Operations for the years ended December 31, 2021, 2020 and 2019

Summary of Operations

Condensed Statement of Operations Data	Year Ended December 31,
($ in thousands)	2021	2020	2019
Revenue
Gain on sale of loans, net	$10,468,574	$15,070,703	$4,911,307
Servicing fee income	1,325,938	1,074,255	950,221
Change in fair value of MSRs	(689,432)	(2,379,355)	(1,644,849)
Interest income, net	168,940	84,070	115,834
Other income	1,640,446	1,800,394	736,589
Total revenue, net	12,914,466	15,650,067	5,069,102
Expenses
Salaries, commissions and team member benefits	3,356,815	3,238,301	2,082,797
General and administrative expenses	1,183,418	1,053,080	685,028
Marketing and advertising expenses	1,249,583	949,933	905,000
Interest and amortization expense on non-funding-debt	230,740	186,301	136,853
Other expenses	709,009	690,795	354,984
Total expenses	6,729,565	6,118,410	4,164,662
Net income before taxes	$6,184,901	$9,531,657	$904,440
Provision for income taxes	(112,738)	(132,381)	(7,310)
Net income attributable to non-controlling interest	(5,763,953)	(9,201,325)	(897,130)
Net income attributable to Rocket Companies	$308,210	$197,951	$—

Gain on sale of loans, net

The components of gain on sale of loans for the periods presented were as follows:

	Year Ended December 31,
($ in thousands)	2021	2020	2019
Net gain on sale of loans(1)	$7,462,202	$12,784,611	$3,259,530
Fair value of originated MSRs	3,864,359	3,124,659	1,771,651
Benefit from (provision for) investor reserves	8,557	(36,814)	1,872
Fair value adjustment gain on loans held for sale and IRLCs	(2,106,952)	2,102,884	427,749
Revaluation gain (loss) from forward commitments economically hedging loans held for sale and IRLCs	1,240,408	(2,904,637)	(549,495)
Gain on sale of loans, net	$10,468,574	$15,070,703	$4,911,307

(1)    Net gain on sale of loans represents the premium received in excess of the UPB, plus net origination fees.

The table below provides details of the characteristics of our mortgage loan production for each of the periods presented:

($ in thousands)	Year Ended December 31,
Loan origination volume by type	2021	2020	2019
Conventional Conforming	$273,463,292	$262,509,809	$104,070,952
FHA/VA	55,231,445	47,975,043	33,690,730
Non Agency	22,498,615	9,723,925	7,417,895
Total mortgage loan origination volume	$351,193,352	$320,208,777	$145,179,577
Portfolio metrics
Average loan amount	$281	$278	$262
Weighted average loan-to-value ratio	67.87%	69.42%	75.65%
Weighted average credit score	749	756	740
Weighted average loan rate	2.80%	3.04%	4.02%
Percentage of loans sold
To GSEs and government	92.98%	97.85%	90.86%
To other counterparties	7.02%	2.15%	9.14%
Servicing-retained	95.23%	96.69%	96.11%
Servicing-released	4.77%	3.31%	3.89%
Net rate lock volume(1)	$333,790,140	$338,666,648	$152,183,984
Gain on sale margin(2)	3.13%	4.46%	3.19%

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

Gain on sale of loans, net was $10.5 billion for the year ended December 31, 2021, a decrease of $4.6 billion, or 30.5%, as compared with $15.1 billion for the year ended December 31, 2020. The decrease in gain on sale of loans, net was primarily driven by a decrease in gain on sale margin to 3.13% from 4.46% for the years ended December 31, 2021 and 2020, respectively. These decreases were partially offset by an increase in mortgage loan origination volume of $31.0 billion, or 9.7%. The decrease in gain on sale margin during the year ended December 31, 2021 is driven by a compression in the primary-secondary spread and an increase in Partner Network as a percentage of our overall production mix. The primary-secondary spread refers to the difference between the primary mortgage rate at which lenders originate loans with borrowers and the rate in the secondary market in which lenders securitize loans into mortgage backed securities.

Gain on sale of loans, net was $15.1 billion for the year ended December 31, 2020, an increase of $10.2 billion, or 206.9%, as compared with $4.9 billion for the year ended December 31, 2019. The increase in gain on sale of loans, net was primarily driven by an increase in mortgage loan origination volume of $175.0 billion, or 120.6%. There was an increase in gain on sale margin to 4.46% in 2020 compared to 3.19% in 2019, respectively. The increase in gain on sale margin was driven by strong consumer demand for mortgages due to historically low mortgage rates and the related increase in the primary-secondary spreads as compared to 2019.

Net gain on sales of loans decreased $5.3 billion, or 41.6%, to $7.5 billion for the year ended December 31, 2021 compared to $12.8 billion for the year ended December 31, 2020. This was driven by a decrease in gain on sale margin noted above partially offset by an increase in mortgage loan origination volume .

Net gain on sales of loans increased $9.5 billion, or 292.2%, to $12.8 billion in the year ended December 31, 2020 compared to $3.3 billion for the year ended December 31, 2019. This was driven by an increase in mortgage loan origination volume and an increase in gain on sale margin noted above.

The fair value of MSRs originated was $3.9 billion for the year ended December 31, 2021, an increase of $0.7 billion, or 23.7%, as compared with $3.1 billion during the year ended December 31, 2020. The increase was primarily due to an increase in sold loan volume of $46.3 billion, or 15.1%, from $306.4 billion for the year ended December 31, 2020 to $352.7 billion for the year ended December 31, 2021. The increase in sold loan volume was partially offset by a decrease in the weighted average servicing fee during the year ended December 31, 2021 as compared to the year ended December 31, 2020.

The fair value of MSRs originated was $3.1 billion for the year ended December 31, 2020, an increase of $1.4 billion, or 76.4%, as compared with $1.8 billion during the year ended December 31, 2019. The increase was primarily due to an increase in sold loan volume noted above.

Loan servicing income (loss), net
For the periods presented, loan servicing income (loss), net consisted of the following:

	Year Ended December 31,
($ in thousands)	2021	2020	2019
Retained servicing fee	$1,292,031	$1,043,147	$910,870
Subservicing income	9,389	7,996	8,186
Ancillary income	24,518	23,112	31,165
Servicing fee income	1,325,938	1,074,255	950,221
Change in valuation model inputs or assumptions	510,869	(1,360,052)	(832,619)
Change in fair value of MSR hedge	(23,396)	71,896	(5,500)
Collection / realization of cash flows	(1,176,905)	(1,091,199)	(806,730)
Change in fair value of MSRs	(689,432)	(2,379,355)	(1,644,849)
Loan servicing income (loss), net	$636,506	$(1,305,100)	$(694,628)

	December 31,
($ in thousands)	2021	2020	2019
MSR UPB of loans serviced	$485,087,214	$371,494,905	$311,718,188
Number of MSR loans serviced	2,384,150	1,975,605	1,698,938
UPB of loans subserviced and temporarily serviced	$66,779,210	$38,057,838	$26,921,093
Number of loans subserviced and temporarily serviced	180,900	83,622	103,305
Total serviced UPB	$551,866,424	$409,552,743	$338,639,281
Total loans serviced	2,565,050	2,059,227	1,802,243
MSR fair value	$5,385,613	$2,862,685	$2,874,972
Total serviced delinquency rate, excluding loans in forbearance (60+)	0.94%	0.84%	1.01%
Total serviced delinquency count (60+) as % of total	1.60%	3.91%	1.01%
Weighted average credit score	738	740	730
Weighted average LTV	70.57%	72.12%	76.00%
Weighted average loan rate	3.17%	3.54%	4.09%
Weighted average service fee	0.28%	0.30%	0.31%

Loan servicing income, net was $636.5 million for the year ended December 31, 2021, which compares to Loan servicing loss, net of $1.3 billion for the year ended December 31, 2020. The gain was driven primarily by the change in fair market value of MSRs of $689.4 million in year ended December 31, 2021 as compared to a reduction in fair market value of MSRs of $2.4 billion in year ended December 31, 2020.

The change in MSR fair value was a net decrease of $689,432 for the year ended December 31, 2021, as compared with a net loss of $2.4 billion for the year ended December 31, 2020. The change in fair value during the year ended December 31, 2021 included $1.2 billion of loss due to collection/realization of cash flows and an increase in fair value due to change in valuation assumptions (net of hedges) of $0.5 billion primarily driven by a decrease in prepayment speeds from 15.8% at December 31, 2020 to 8.7% at December 31, 2021. The prepayment speed valuation assumption represents the annual rate at which serviced clients are estimated to repay their UPB. The decrease in fair value during the year ended December 31, 2020 included $1.1 billion of due to collection/realization of cash flows and a decrease in fair value due to changes in valuation model inputs or assumptions (net of hedges) of $1.3 billion primarily driven by an increase in prepayment speeds from 14.5% at December 31, 2019 to 15.8% at December 31, 2020.

Interest income, net

The components of interest income, net for the periods presented were as follows:

	Year Ended December 31,
($ in thousands)	2021	2020	2019
Interest income	$430,086	$329,593	$250,750
Interest expense on funding facilities	(261,146)	(245,523)	(134,916)
Interest income, net	$168,940	$84,070	$115,834

Interest income, net was $168.9 million for the year ended December 31, 2021, an increase of $84.9 million, or 101.0%, as compared to $84.1 million for the year ended December 31, 2020. The increase was driven primarily by an increase in self-funding of loans, as well as an increase in mortgage loan origination volume.

Other income

Other income decreased $0.2 billion, or 8.9%, to $1.6 billion for the year ended December 31, 2021 as compared to $1.8 billion for the year ended December 31, 2020. The change was driven by decreased revenues from Rocket Loans in 2021 when compared to 2020, mainly as a result of a reduction in revenues earned from processing economic injury disaster loans offered by the Small Business Administration in response to the COVID-19 pandemic.

Expenses

Expenses for the periods presented were as follows:

	Year Ended December 31,
($ in thousands)	2021	2020	2019
Salaries, commissions and team member benefits	$3,356,815	$3,238,301	$2,082,797
General and administrative expenses	1,183,418	1,053,080	685,028
Marketing and advertising expenses	1,249,583	949,933	905,000
Interest and amortization expense on non-funding debt	230,740	186,301	136,853
Other expenses	709,009	690,795	354,984
Total expenses	$6,729,565	$6,118,410	$4,164,662

Total expenses were $6.7 billion for the year ended December 31, 2021, an increase of $0.6 billion or 10.0%, as compared with $6.1 billion for the year ended December 31, 2020. This was driven primarily by increases in salaries, commissions and team member benefits, general and administrative expenses, and marketing and advertising expenses as described below.

Salaries, commissions and team member benefits were $3.4 billion for the year ended December 31, 2021, an increase of $0.1 billion, or 3.7%, as compared with $3.2 billion for the year ended December 31, 2020. The increase was primarily due to hiring in production roles to support the increased volume levels, as well as hiring of key talent such as technology and product strategy teams.

General and administrative expenses were $1.2 billion for the year ended December 31, 2021, an increase of $0.1 billion, or 12.4%, as compared with $1.1 billion for the year ended December 31, 2020. The increase was primarily due to increases in third party technology spend to support increased production, partially offset by a decrease in the costs related to the SBA loan program at Rocket Loans.

Marketing and advertising expenses were $1.2 billion for the year ended December 31, 2021, an increase of $299.7 million, or 31.5%, as compared with $0.9 billion for the year ended December 31, 2020. The increased expense was a result of an increase in performance marketing associated with higher production and an increase in brand marketing spend related related to the reintroduction of many sporting and other live events that were cancelled in 2020 due to the COVID-19 pandemic.

Summary results by segment for the years ended December 31, 2021, 2020 and 2019

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

We measure the performance of the segments primarily on a contribution margin basis. Contribution margin is intended to measure the direct profitability of each segment and is calculated as Adjusted Revenue less directly attributable expenses. Adjusted Revenue is a non-GAAP financial measure described above. Directly attributable expenses include salaries, commissions and team member benefits, marketing and advertising expenses, general and administrative expenses and other expenses, such as direct servicing costs and origination costs. For segments, we measure gain on sale margin of sold loans and refer to this metric as ‘sold loan gain on sale margin.’ A loan is considered sold when it is sold to investors on the secondary market. In previous disclosures, "sold loans" were referred to as "funded loans". Sold loan gain on sale margin represents revenues on loans that have been sold divided by the sold UPB amount. Sold loan gain on sale margin is used specifically in the context of measuring the gain on sale margins of our Direct to Consumer and Partner Network segments. Sold loan gain on sale margin is an important metric in evaluating the revenue generating performance of our segments as it allows us to measure this metric at a segment level with a high degree of precision. By contrast, ‘gain on sale margin’, which we use outside of the segment discussion, measures the gain on sale revenue generation of our combined mortgage business. See below for our overview and discussion of segment results for the years ended December 31, 2021, 2020 and 2019. For additional discussion, see Note 15, Segments of the consolidated financial statements of this Form 10-K.

Direct to Consumer Results

	Year Ended December 31,
($ in thousands)	2021	2020	2019
Sold Loan Volume	$213,888,883	$199,841,530	$88,939,029
Sold Loan Gain on Sale Margin	4.75%	5.48%	4.45%
Revenue
Gain on sale	$8,843,040	$12,076,569	$4,318,930
Interest income	265,438	215,171	170,249
Interest expense on funding facilities	(161,867)	(161,478)	(91,650)
Service fee income	1,323,171	1,070,463	946,557
Changes in fair value of MSRs	(689,432)	(2,379,355)	(1,644,849)
Other income	1,001,060	900,520	443,290
Total Revenue, net	$10,581,410	$11,721,890	$4,142,527
(Increase) decrease in MSRs due to valuation assumptions (net of hedges)	(487,473)	1,288,156	838,119
Adjusted Revenue	$10,093,937	$13,010,046	$4,980,646
Less: Directly Attributable Expenses(1)	3,697,774	3,637,525	2,523,429
Contribution Margin	$6,396,163	$9,372,521	$2,457,217

(1)    Direct expenses attributable to operating segments exclude corporate overhead, depreciation and amortization, and interest and amortization expense on non-funding debt.

For the year ended December 31, 2021, Direct to Consumer Adjusted Revenue decreased $2.9 billion, or 22.4% to $10.1 billion from $13.0 billion for the year ended December 31, 2020. The decrease was driven by a decrease in net rate lock gain on sale margin, resulting in decreased gain on sale revenue of $3.2 billion, or 26.8%, in the year ending December 31, 2021. On a sold loan basis, the Direct to Consumer segment generated $213.9 billion in volume in the year ended December 31, 2021, an increase of $14.0 billion, or 7.0%, as compared to year ended December 31, 2020. In addition, sold loan gain on sale margin was 4.75% in the year ended December 31, 2021, as compared to 5.48% in year ended December 31, 2020, driven primarily by compression in primary-secondary spreads.

For the year ended December 31, 2021, Direct to Consumer attributable expenses increased $60.2 million, or 1.7%, to $3.7 billion in 2021 compared to $3.6 billion in 2020. The increase was primarily due to higher marketing spend and more team members in production roles, partially offset by lower variable commissions.

For the year ended December 31, 2021, Direct to Consumer Contribution Margin decreased $3.0 billion, or 31.8%, to $6.4 billion compared to $9.4 billion for the year ended December 31, 2020. The decrease in Contribution Margin was driven primarily due to a decrease in gain on sale revenue, which was driven by a lower net rate lock gain on sale margin.

For the year ended December 31, 2020, Direct to Consumer Adjusted Revenue increased $8.0 billion, or 161.2%, to $13.0 billion from $5.0 billion for the year ended December 31, 2019. The increase was driven by growth in Direct to Consumer sold loan volume and an increase in sold loan gain on sale margin, resulting in increased gain on sale revenue of $7.8 billion, or 179.6%, in 2020. On a sold loan basis, the Direct to Consumer segment generated $199.8 billion in volume in 2020, an increase of $110.9 billion, or 124.7% as compared to 2019. In addition, sold loan gain on sale margin was 5.48% in 2020 as compared to 4.45% in 2019, driven by strong consumer demand for mortgages due to historically low mortgage rates and the related increase in the primary-secondary spreads as compared to 2019. The increased adjusted revenue also reflects increased other income of $457.2 million, or 103.1%, related primarily to revenues generated from title insurance services, property valuation and settlement services from increased origination levels. Revenues from title insurance services, property valuation and settlement services are generated by Amrock.

For the year ended December 31, 2020, Direct to Consumer Attributable Expenses increased $1.1 billion, or 44.2%, to $3.6 billion in 2020 compared to $2.5 billion in 2019. The increase was primarily due to an increase in variable compensation and an increase in team members in production roles needed to support volume growth. The increase also reflects greater loan processing costs due to higher loan production and an increase in expenses incurred to support the higher level of title insurance services, valuation and settlement services due to the increased sold loan volumes noted above, as well as an increase in payoff interest expense.

For the year ended December 31, 2020, Direct to Consumer Contribution Margin increased $6.9 billion, or 281.4%, to $9.4 billion compared to $2.5 billion for the year ended December 31, 2019. The increase in Contribution Margin was driven primarily by the increase in Direct to Consumer sold loan volume and sold loan gain on sale margin as noted above.

Partner Network Results

	Year Ended December 31,
($ in thousands)	2021	2020	2019
Sold Loan Volume	$138,802,940	$106,530,173	$46,737,407
Sold Loan Gain on Sale Margin	1.20%	2.19%	0.77%
Revenue
Gain on sale	1,597,569	2,986,418	538,421
Interest income	161,256	111,876	76,829
Interest expense on funding facilities	(99,226)	(83,628)	(41,359)
Other income	105,976	165,699	22,423
Total Revenue, net	$1,765,575	$3,180,365	$596,314
(Increase) decrease in MSRs due to valuation assumptions (net of hedges)	—	—	—
Adjusted Revenue	$1,765,575	$3,180,365	$596,314
Less: Directly Attributable Expenses	686,296	537,543	245,282
Total Contribution Margin	$1,079,279	$2,642,822	$351,032

For the year ended December 31, 2021, Partner Network Adjusted Revenue decreased $1.4 billion, or 44.5% to $1.8 billion from $3.2 billion for the year ended December 31, 2020. The decrease was driven by a decrease in net rate lock gain on sale margin. On a sold loan basis, the Partner Network segment generated $138.8 billion in volume in the year ended December 31, 2021, an increase of $32.3 billion, or 30.3%, as compared to the year ended December 31, 2020. In addition, sold loan gain on sale margin was 1.20% in the year ended December 31, 2021, as compared to 2.19% in the year ended December 31, 2020, driven primarily by compression in primary-secondary spreads.

For the year ended December 31, 2021, Partner Network Directly Attributable Expenses increased $148.8 million, or 27.7%, to $686.3 million in 2021 compared to $537.5 million in 2020. The increase was driven by higher loan processing costs and more team members in production roles to support the increase in sold loan volume.

For the year ended December 31, 2021, Partner Network Contribution Margin decreased $1.6 billion, or 59.2%, to $1.1 billion in 2021 compared to $2.6 billion in 2020. The decrease in Contribution Margin was driven by the decrease in net rate lock gain on sale margin noted above and an increase in directly attributable expenses.

For the year ended December 31, 2020, Partner Network Adjusted Revenue increased $2.6 billion, or 433.3% to $3.2 billion from $596.3 million for the year ended December 31, 2019. The increase was driven by growth in sold loan volume and gain on sale margin, resulting in an increase in gain on sale revenue of $2.4 billion, or 454.7%, in 2020. On a sold loan basis, the Partner Network segment generated $106.5 billion in volume in 2020, an increase of $59.8 billion, or 127.9% as compared to 2019. In addition, sold loan gain on sale margin was 2.19% in 2020 as compared to 0.77% in 2019, driven primarily by high consumer demand for mortgages, due to historically low mortgage rates and the related increase in the primary-secondary spreads as compared to 2019.

For the year ended December 31, 2020, Partner Network Directly attributable expenses increased $292.3 million, or 119.2%, to $537.5 million in 2020 compared to $245.3 million in 2019. The increase was primarily due to an increase in variable compensation and an increase in team members in production roles needed to support growth.

For the year ended December 31, 2020, Partner Network Contribution Margin increased $2.3 billion, or 652.9%, to $2.6 billion in 2020 compared to $351.0 million in 2019. The increase in Contribution Margin was driven primarily by the increase in sold loan volume and gain on sale margin noted above.

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
In order to originate and aggregate loans for sale into the secondary market, we use our own working capital and borrow or obtain money on a short-term basis primarily through committed and uncommitted loan funding facilities that the Company has established with large global banks.
Our loan funding facilities are primarily in the form of master repurchase agreements. We also have loan funding facilities directly with the GSEs. Loans financed under these facilities are generally financed at approximately 97% to 99% of the principal balance of the loan (although certain types of loans are financed at lower percentages of the principal balance of the loan), which requires us to fund the balance from cash generated from the Company's operations. Once closed, the underlying residential mortgage loan that is held for sale is pledged as collateral for the borrowing or advance that was made under these loan funding facilities. In most cases, the loans will remain in one of the loan funding facilities for only a short time, generally less than one month, until the loans are pooled and sold. During the time the loans are held for sale, we earn interest income from the borrower on the underlying mortgage loan. This income is partially offset by the interest and fees we have to pay under the loan funding facilities.
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
As discussed in Note 6, Borrowings, of the consolidated financial statements included in this Form 10-K, as of December 31, 2021, we had 19 different funding facilities in different amounts and with various maturities together with the 2.875% Senior Notes due 2026, 5.250% Senior Notes due 2028, 3.625% Senior Notes due 2029, 3.875% Senior Notes due 2031 and 4.000% Senior Notes due 2033. Also referenced in Note 6, Borrowings, is the interest rate charged by lenders on funding facilities. At

December 31, 2021, the aggregate available amount under our facilities was $31.0 billion with combined outstanding balances of $14.7 billion and unutilized capacity of $16.3 billion.

During the fourth quarter of 2021, we purchased $948.0 million of the outstanding principal amount of the 2028 Senior Notes and received consent from the holders of such notes to remove substantially all of the restrictive covenants applicable to the 2028 Senior Notes in a Tender Offer and Consent Solicitation.

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

The amount owed and outstanding on our loan funding facilities fluctuates significantly based on our origination volume, the amount of time it takes us to sell the loans the Company originates, and the amount of loans being self-funded with cash. We may from time to time use surplus cash to “buy-down” the effective interest rate of certain loan funding facilities or to self-fund a portion of our loan originations. As of December 31, 2021, $3.8 billion of our cash was used to buy-down our funding facilities and self-fund, $275.0 million of which are buy-down funds that are included in cash on the balance sheet and $3.5 billion of which is discretionary self-funding that reduces cash on the balance sheet. We have the ability to withdraw the $275.0 million at any time, unless a margin call has been made or a default has occurred under the relevant facilities. The Company has $3.5 billion of discretionary self-funded loans, of which a portion can be transferred to a warehouse line or the early buy out line, provided that such loans meet the eligibility criteria to be placed on such lines. The remaining portion will be funded in normal course over a short period of time, generally less than one month.

We remain in a strong position to meet our liquidity needs. As of December 31, 2021 our total liquidity was $9.1 billion, which includes $2.1 billion of cash on the balance sheet, $3.5 billion of discretionary self-funded loans, a portion of which could be transferred to funding facilities at our discretion, $3.1 billion of undrawn lines of credit from non-funding facilities, and $0.3 billion of undrawn MSR lines. Our available cash position was $5.6 billion, which includes cash on the balance sheet and cash used to self-fund loans.

Our loan funding facilities, early buy out facilities, MSR facility and unsecured lines of credit also generally require us to comply with certain operating and financial covenants and the availability of funds under these facilities is subject to, among other conditions, our continued compliance with these covenants. These financial covenants include, but are not limited to, maintaining (1) a certain minimum tangible net worth, (2) minimum liquidity, (3) a maximum ratio of total liabilities or total debt to tangible net worth and (4) pre-tax net income requirements. A breach of these covenants can result in an event of default under these facilities and as such allows the lenders to pursue certain remedies. In addition, each of these facilities, as well as our unsecured lines of credit, includes cross default or cross acceleration provisions that could result in all facilities terminating if an event of default or acceleration of maturity occurs under any facility. We were in compliance with all covenants as of December 31, 2021 and 2020.

December 31, 2021 compared to December 31, 2020

Cash and cash equivalents

Our cash and cash equivalents and restricted cash were $2.2 billion at December 31, 2021, an increase of 0.2 billion, or 7.7%, compared to $2.1 billion at December 31, 2020. The increase in the cash and cash equivalents balance was impacted by a net increase from the issuance of Senior Notes and a net increase from earnings, partially offset by distributions made to Class A shareholders of the Company and to unit holders (members) of Holdings.

Equity

Equity was $9.8 billion as of December 31, 2021, an increase of $1.9 billion, or 23.8%, as compared to $7.9 billion as of December 31, 2020. The change was primarily the result of net income of $6 billion and share-based compensation of $163.7 million. The increase was partially offset by distributions made to the unit holders, the repurchase of Class A common stock and the 2021 Special Dividend to Class A common shareholders.

December 31, 2020 compared to December 31, 2019

Cash and cash equivalents

Our cash and cash equivalents and restricted cash were $2.1 billion at December 31, 2020, an increase of $598.4 million or 41.1%, compared to $1.5 billion at December 31, 2019. The increase was impacted by a net increase from the issuance of Senior Notes, earnings for the period adjusted for non-cash items, the increase in net borrowings on funding facilities to fund the increase in mortgage loans held for sale, and proceeds from MSR sales. The increase was partially offset by transfers and distributions made to the parent company.

Equity

Equity was $7.9 billion as of December 31, 2020, an increase of $4.4 billion, or 124.2%, as compared to $3.5 billion as of December 31, 2019. The change was primarily the result of net income of $9.4 billion and was partially offset by net transfers and distributions made to the parent company.
Contractual Obligations, Commercial Commitments, and Other Contingencies
Our material expected cash requirements also include the following contractual commitments:

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

Following is a summary of the notional amounts of commitments:

	December 31,
(Dollars in thousands)	2021	2020
Interest rate lock commitments—fixed rate	$25,937,777	$53,736,717
Interest rate lock commitments—variable rate	$1,239,762	$1,065,936
Commitments to sell loans	$2,243,381	$3,139,816
Forward commitments to sell mortgage-backed securities	$34,851,371	$57,561,900
Forward commitments to purchase mortgage-backed securities	$1,625,500	$1,480,000
Distributions
Year Ended December 31, 2021
On February 25, 2021, our board of directors authorized and declared a cash dividend (the "2021 Special Dividend") of $1.11 per share to the holders of our Class A common stock. The 2021 Special Dividend was paid on March 23, 2021 to holders of the Class A common stock of record as of the close of business on March 9, 2021. The Company funded the 2021 Special Dividend from cash distributions of approximately $2.2 billion by RKT Holdings, LLC to all of its members, including the Company.

In addition to the $2.2 billion 2021 Special Dividend, we had $1.8 billion in tax distributions, for a total of $4.0 billion of distributions during the year ended December 31, 2021. During the year ended December 31, 2020, we had net transfers to the parent company of $3.8 billion. Except for tax distributions, these distributions are at the discretion of our board of directors.

Special Dividend

On February 24, 2022, our board of directors declared a cash dividend (the "2022 Special Dividend") of $1.01 per share to the holders of our Class A common stock. The 2022 Special Dividend is to be paid on March 22, 2022 to holders of the Class A common stock of record as of the close of business on March 8, 2022. The Company will fund the 2022 Special Dividend from cash distributions of approximately $2.0 billion by RKT Holdings, LLC to all of its members, including the Company.

Year Ended December 31, 2020
During the year ended December 31, 2020, we had net transfers and distributions to the parent company of $3.8 billion, inclusive of both tax and discretionary equity distributions, as well as cash distributions to other unit holders (members) of RKT Holdings, LLC of $1.4 billion for taxes. During the year ended December 31, 2019, we had net transfers to RHI of $210.9 million. Except for tax distributions, these distributions are at the discretion of our board of directors.
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

Credit risk
We are subject to credit risk, which is the risk of default that results from a borrower’s inability or unwillingness to make contractually required mortgage payments. Generally, all loans sold into the secondary market are sold without recourse. For such loans, our credit risk is limited to repurchase obligations due to fraud or origination defects. For loans that were repurchased or not sold in the secondary market, we are subject to credit risk to the extent a borrower defaults and the proceeds upon ultimate foreclosure and liquidation of the property are insufficient to cover the amount of the mortgage plus expenses incurred. We believe that this risk is mitigated through the implementation of stringent underwriting standards, strong fraud detection tools, and technology designed to comply with applicable laws and our standards. In addition, we believe that this risk is mitigated through the quality of our loan portfolio. For the year ended December 31, 2021, our clients’ weighted average credit score was 749 and its approximate average loan size was $281 with a weighted average loan-to-value ratio of approximately 67.9%.

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

In accordance with Treasury Market Practices Group’s recommendation, we execute Securities Industry and Financial Markets Association trading agreements with all material trading partners. Each such agreement provides for an exchange of margin money should either party’s exposure exceed a predetermined contractual limit. Such margin requirements limit our overall counterparty exposure. The master netting agreements contain a legal right to offset amounts due to and from the same counterparty. Derivative assets in the Consolidated Balance Sheets represent derivative contracts in a gain position net of loss positions with the same counterparty and, therefore, also represent our maximum counterparty credit risk. We incurred no losses due to nonperformance by any of our counterparties during the years ended December 31, 2021 and 2020.

Also, in the case of our financing facilities, we are subject to risk if the counterparty chooses not to renew a borrowing agreement and we are unable to obtain financing to originate mortgage loans. With our financing facilities, we seek to mitigate this risk by ensuring that we have sufficient borrowing capacity with a variety of well-established counterparties to meet its funding needs.

Risk related to the COVID-19 pandemic
The COVID‑19 pandemic has had, and continues to have, a significant impact on the national economy, consumer behavior and the communities in which we operate. Certain variants of the COVID-19 virus appear to be equally or more transmissible and contagious than the original virus and have caused surges in COVID-19 cases globally. The impact of new COVID-19 variants that may emerge cannot be predicted at this time, and could depend on numerous factors, including vaccine availability and vaccination rates. While the pandemic’s effect on the macroeconomic environment has yet to be fully determined and could continue for months or years, we expect that the pandemic and governmental programs created as a response to the pandemic, will affect the core aspects of our business, including the origination of mortgages and our servicing operations and may continue to adversely affect us during fiscal year 2022 and possibly longer. Such effects, if they continue for a prolonged period, may have a material adverse effect on our business and results of operation. For additional discussion on these risks please refer to “Risk Factors—Risks Related to the COVID-19 Pandemic- The COVID 19 pandemic has resulted in additional risks that could materially adversely affect our ability to generate business, including the ability to originate and service mortgages” included in our Form 10-K.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Rocket Companies, Inc.
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rocket Companies, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income and comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2022 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Mortgage servicing rights
Description of the Matter
The estimated fair value of the Company’s mortgage servicing rights (MSRs) totaled $5.39 billion as of December 31, 2021. As described in Notes 1, 2 and 3 to the consolidated financial statements, the Company records MSRs at fair value on a recurring basis with changes in fair value recognized in the consolidated statements of income and comprehensive income. Management estimates the fair value of MSRs using a valuation model that calculates the present value of estimated future net servicing fee income. The Company’s valuation model incorporates significant unobservable assumptions, specifically the discount rate and prepayment speed, and as a result the Company classifies MSRs as a “Level 3” asset within the fair value hierarchy.

Auditing management’s estimate of the fair value of MSRs was complex due to the MSR valuation model used and the high degree of subjectivity in evaluating the significant unobservable assumptions utilized in the fair value calculation.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s internal controls over the MSR valuation process, including controls over the development of the significant unobservable assumptions. This included, among other procedures, testing internal controls over management’s review of market and economic data collected from independent sources and management’s review of the completeness and accuracy of data used in determining the assumptions and the fair value estimate.

To test the fair value of MSRs, our audit procedures included testing the completeness and accuracy of the model data inputs. With the assistance of EY valuation specialists, we evaluated significant assumptions by comparing those assumptions to historical results and current industry, market and economic trends. Our specialists also independently calculated an estimated range of fair value for total MSRs, which we compared to management’s modeled results. Additionally, we evaluated the competency and objectivity of management’s independent valuation firm engaged to assist management in evaluating the reasonableness of the unobservable assumptions and the Company’s internally developed MSR fair value estimate. We searched for and evaluated information that corroborates or contradicts management’s significant unobservable assumptions. Finally, we evaluated the Company’s fair value disclosures for consistency with US GAAP.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1999.

Detroit, Michigan
March 1, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Rocket Companies, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Rocket Companies, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Rocket Companies, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the accompanying consolidated balance sheets of Rocket Companies, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income and comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes of the Company and our report dated March 1, 2022 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Detroit, Michigan
March 1, 2022

FINANCIAL INFORMATION
Rocket Companies, Inc.
Consolidated Balance Sheets
(In Thousands, Except Shares and Per Share Amounts)

	December 31, 2021	December 31, 2020
Assets
Cash and cash equivalents	$2,131,174	$1,971,085
Restricted cash	80,423	83,018
Mortgage loans held for sale, at fair value	19,323,568	22,865,106
Interest rate lock commitments (“IRLCs”), at fair value	538,861	1,897,194
Mortgage servicing rights (“MSRs”), at fair value	5,385,613	2,862,685
MSRs collateral for financing liability, at fair value	—	205,033
Notes receivable and due from affiliates	9,753	22,172
Property and equipment, net	254,376	211,161
Deferred tax asset, net	572,049	519,933
Lease right of use assets	427,895	238,546
Forward commitments, at fair value	17,337	20,584
Loans subject to repurchase right from Ginnie Mae	1,918,032	5,696,608
Other assets	2,115,814	941,477
Total assets	$32,774,895	$37,534,602
Liabilities and equity
Liabilities:
Funding facilities	$12,751,592	$17,742,573
Other financing facilities and debt:
Lines of credit	75,000	375,000
Senior Notes, net	4,022,491	2,973,046
Early buy out facility	1,896,784	330,266
MSRs financing liability, at fair value	—	187,794
Accounts payable	271,544	251,960
Lease liabilities	482,184	272,274
Forward commitments, at fair value	19,911	506,071
Investor reserves	78,888	87,191
Notes payable and due to affiliates	33,650	73,896
Tax receivable agreement liability	688,573	550,282
Loans subject to repurchase right from Ginnie Mae	1,918,032	5,696,608
Other liabilities	776,714	605,485
Total liabilities	$23,015,363	$29,652,446
Equity:
Class A common stock, $0.00001 par value - 10,000,000,000 shares authorized, 126,437,703 and 115,372,565 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively.	$1	$1
Class B common stock, $0.00001 par value - 6,000,000,000 shares authorized, none issued and outstanding as of December 31, 2021 and December 31, 2020.	—	—
Class C common stock, $0.00001 par value - 6,000,000,000 shares authorized, none issued and outstanding as of December 31, 2021 and December 31, 2020.	—	—
Class D common stock, $0.00001 par value - 6,000,000,000 shares authorized, 1,848,879,483 and 1,869,079,483 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively.	19	19
Additional paid-in capital	287,558	282,743
Retained earnings	378,005	207,422
Accumulated other comprehensive income	81	317
Non-controlling interest	9,093,868	7,391,654
Total equity	9,759,532	7,882,156
Total liabilities and equity	$32,774,895	$37,534,602
See accompanying Notes to the Consolidated Financial Statements.

Rocket Companies, Inc.
Consolidated Statements of Income and Comprehensive Income
(In Thousands, Except Shares and Per Share Amounts)

	Years Ended December 31,
	2021	2020	2019
Income:
Revenue
Gain on sale of loans:
Gain on sale of loans excluding fair value of MSRs, net	$6,604,215	$11,946,044	$3,139,656
Fair value of originated MSRs	3,864,359	3,124,659	1,771,651
Gain on sale of loans, net	10,468,574	15,070,703	4,911,307
Loan servicing income (loss):
Servicing fee income	1,325,938	1,074,255	950,221
Change in fair value of MSRs	(689,432)	(2,379,355)	(1,644,849)
Loan servicing income (loss), net	636,506	(1,305,100)	(694,628)
Interest income:
Interest income	430,086	329,593	250,750
Interest expense on funding facilities	(261,146)	(245,523)	(134,916)
Interest income, net	168,940	84,070	115,834
Other income	1,640,446	1,800,394	736,589
Total revenue, net	12,914,466	15,650,067	5,069,102
Expenses
Salaries, commissions and team member benefits	3,356,815	3,238,301	2,082,797
General and administrative expenses	1,183,418	1,053,080	685,028
Marketing and advertising expenses	1,249,583	949,933	905,000
Depreciation and amortization	74,713	74,316	74,952
Interest and amortization expense on non-funding debt	230,740	186,301	136,853
Other expenses	634,296	616,479	280,032
Total expenses	6,729,565	6,118,410	4,164,662
Income before income taxes	6,184,901	9,531,657	904,440
Provision for income taxes	(112,738)	(132,381)	(7,310)
Net income	6,072,163	9,399,276	897,130
Net income attributable to non-controlling interest	(5,763,953)	(9,201,325)	(897,130)
Net income attributable to Rocket Companies	$308,210	$197,951	$—

Earnings per share of Class A common stock:
Basic	$2.36	$1.77	N/A
Diluted	$2.32	$1.76	N/A

Weighted average shares outstanding:
Basic	130,578,206	111,926,619	N/A
Diluted	1,989,433,567	116,238,493	N/A

Comprehensive income:
Net income	$6,072,163	$9,399,276	$897,130
Cumulative translation adjustment	(115)	885	877
Unrealized (loss) gain on investment securities	(5,550)	5,033	—
Comprehensive income	6,066,498	9,405,194	898,007
Comprehensive income attributable to noncontrolling interest	(5,758,675)	(9,207,296)	(898,007)
Comprehensive income attributable to Rocket Companies	$307,823	$197,898	$—
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

See accompanying Notes to the Consolidated Financial Statements.

Rocket Companies, Inc.
Consolidated Statements of Changes in Equity
(Continued)
(In Thousands, Except Shares and Per Share Amounts)

	Class A Common Stock Shares	Class A Common Stock Amount	Class D Common Stock Shares	Class D Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Net Parent Investment	Accumulated Other Comprehensive (Loss) Income	Total Non-controlling Interest	Total Equity
Balance, December 31, 2020	115,372,565	$1	1,869,079,483	$19	$282,743	$207,422	$—	$317	$7,391,654	$7,882,156
Net income	—	—	—	—	—	308,210	—	—	5,763,953	6,072,163
Other comprehensive loss	—	—	—	—	—	—	—	(10)	(105)	(115)
Share-based compensation, net	2,529,124	—	—	—	9,899	—	—	—	143,787	153,686
Unrealized loss on investment securities	—	—	—	—	—	—	—	(375)	(5,175)	(5,550)
Distributions for state taxes on behalf of unit holders (members), net	—	—	—	—	—	(8,414)	—	—	(133,138)	(141,552)
Distributions to unit holders (members) from subsidiary investment	—	—	—	—	—	—	—	—	(3,844,159)	(3,844,159)
Special Dividend to Class A Shareholders	—	—	—	—	—	(145,640)	—	—	835	(144,805)
Pushdown of Dividend Equivalent	—	—	—	—	—	16,427	—	—	(16,427)	—
Taxes withheld on employees' restricted share award vesting	—	—	—	—	(878)		—	—	(11,843)	(12,721)
Issuance of Class A Common Shares under stock compensation and benefit plans	2,778,209	—	—	—	3,523	—	—	—	47,847	51,370
Repurchase of Class A Common Shares	(14,442,195)	—	—	—	(231,584)	—	—	—	—	(231,584)
Change in controlling interest of investment, net	20,200,000	—	(20,200,000)	—	223,855	—	—	149	(243,361)	(19,357)
Balance, December 31, 2021	126,437,703	$1	1,848,879,483	$19	$287,558	$378,005	$—	$81	$9,093,868	$9,759,532

See accompanying Notes to the Consolidated Financial Statements.

Rocket Companies, Inc.
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended December 31,
	2021	2020	2019
Operating activities
Net income	$6,072,163	$9,399,276	$897,130
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	74,713	74,316	74,952
Provision for deferred income taxes	48,319	66,530	—
Loss on extinguishment of Senior Notes	87,262	43,695	—
Origination of mortgage servicing rights	(3,864,359)	(3,124,659)	(1,771,651)
Change in fair value of MSRs, net	599,167	2,297,988	1,612,494
Gain on sale of loans excluding fair value of MSRs, net	(6,604,215)	(11,946,044)	(3,139,656)
Disbursements of mortgage loans held for sale	(352,968,791)	(316,702,083)	(144,002,172)
Proceeds from sale of loans held for sale	363,999,306	318,223,938	139,275,683
Share-based compensation expense	163,712	136,187	39,703
Change in assets and liabilities:
Due from affiliates	12,420	7,249	3,764
Other assets	87,443	(412,688)	(29,107)
Accounts payable	11,170	94,562	64,670
Due to affiliates	(40,967)	20,947	1,539
Premium recapture and indemnification losses paid	254	(4,010)	(684)
Other liabilities	66,331	147,426	(5,390)
Total adjustments	$1,671,765	$(11,076,646)	$(7,875,855)
Net cash provided by (used in) operating activities	$7,743,928	$(1,677,370)	$(6,978,725)
Investing activities
Proceeds from sale of MSRs	$933,457	$561,560	$136,820
Net purchase of MSRs	(184,527)	—	—
Net decrease in notes receivable from affiliates	—	60,516	2,830
(Increase) decrease in mortgage loans held for investment	(21,200)	3,973	(18,914)
Net increase in investment securities	(39,896)	(2,500)	—
Cash paid on acquisition of business	(1,234,395)	—	—
Purchase and other additions of property and equipment, net of disposals	(118,291)	(106,346)	(48,842)
Net cash (used in) provided by investing activities	$(664,852)	$517,203	$71,894
Financing activities
Net (payments) borrowings on funding facilities	$(4,990,981)	$5,700,695	$6,965,275
Net (payments) borrowings on lines of credit	(300,000)	210,000	—
Borrowings on Senior Notes	2,000,000	2,000,000	—
Repayments on Senior Notes	(1,022,711)	(1,285,938)	—
Net borrowings on early buy out facility	1,566,518	134,019	107,924
Net borrowings (payments) notes payable from unconsolidated affiliates	721	(9,276)	37,916
Proceeds from MSRs financing liability	21,635	190,621	325,182
Issuance of Class D Shares to RHI	—	20	—
Proceeds from Class A Shares Issued prior to Offering	—	6,706	—
Proceeds received from IPO, net of cost	—	1,744,075	—
Proceeds received from Greenshoe option	—	263,925	—
Use of Proceeds to Purchase Class D Shares and Holding Units from RHI	—	(2,023,424)	—
Stock issuance	41,981	—	—
Share repurchase	(231,584)	—	—
Taxes withheld on employees' restricted share award vesting	(12,721)	—	—
Distributions to other unit holders (members) and Class A shareholders	(3,994,325)	(1,375,181)	—
Net transfers to Parent	—	(3,798,582)	(210,941)
Net cash (used in) provided by financing activities	$(6,921,467)	$1,757,660	$7,225,356
Effects of exchange rate changes on cash and cash equivalents	(115)	885	877
Net increase in cash and cash equivalents and restricted cash	157,494	598,378	319,402
Cash and cash equivalents and restricted cash, beginning of period	2,054,103	1,455,725	1,136,323
Cash and cash equivalents and restricted cash, end of period	$2,211,597	$2,054,103	$1,455,725
Non-cash activities
Loans transferred to other real estate owned	$1,288	$1,484	$2,451
Supplemental disclosures
Cash paid for interest on related party borrowings	$7,167	$3,486	$5,603
Cash paid for interest, net	$422,593	$366,953	$255,788
Cash paid for income taxes, net	$76,631	$55,695	$10,970

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

We are a Detroit-based FinTech holding company consisting of tech-driven real estate, mortgage and eCommerce businesses. We are committed to providing an industry-leading client experience powered by our platform. In addition to Rocket Mortgage, the nation’s largest mortgage lender, we have expanded into complementary industries, such as real estate services, personal lending, auto sales, solar, and personal finance where we seek to deliver innovative client solutions leveraging our Rocket platform. Our business operations are organized into the following two segments: (1) Direct to Consumer and (2) Partner Network, refer to Note 15, Segments.

Rocket Companies, Inc. is a holding company. Its primary material asset is the equity interest in Holdings which, through its direct and indirect subsidiaries, conducts all of the Company's operations. Holdings is a Michigan limited liability company and wholly owns the following entities, with each entity's subsidiaries identified in parentheses: Rocket Mortgage, LLC (formerly known as Quicken Loans, LLC), Amrock Holdings, LLC (“Amrock”, "Amrock Title Insurance Company" and "Nexsys Technologies LLC"), LMB HoldCo LLC (“Core Digital Media”), RCRA Holdings LLC (“Rock Connections” and “Rocket Auto”), Rocket Homes Real Estate LLC (“Rocket Homes”), RockLoans Holdings LLC (“Rocket Loans” and "Rocket Solar"), Rock Central LLC dba Rocket Central, Truebill, Inc., EFB Holdings Inc. (“Edison Financial”), Lendesk Canada Holdings Inc., RockTech Canada Inc., and Woodward Capital Management LLC. As used herein, “Rocket Mortgage” refers to either the Rocket Mortgage brand or platform, or the Rocket Mortgage business, as the context allows.

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

Holdings is treated as a partnership for U.S. federal income tax purposes and, as such, is itself generally not subject to U.S. federal income tax under current U.S. tax laws. Each member of Holdings will be required to take into account for U.S. federal income tax purposes its distributive share of the items of income, gain, loss and deduction of Holdings. As indicated in Note 11, Income Taxes, the Company is party to a Tax Receivable Agreement.

Basis of Presentation and Consolidation

Prior to the completion of the initial public offering, RHI, Holdings and its subsidiaries consummated an internal reorganization in which Rocket Companies, Inc. became the sole managing member of Holdings. Prior to the reorganization, Rocket Companies, Inc. had no operations.

As the sole managing member of Holdings, the Company operates and controls all of the business affairs of Holdings, and through Holdings and its subsidiaries, conducts its business. Holdings is considered a variable interest entity (“VIE”) and we consolidate the financial results of Holdings under the guidance of ASC 810, Consolidation. A portion of our Net income is

Notes to Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
allocated to Net income attributable to non-controlling interest. For further details, refer below to Variable Interest Entities and Note 16, Non-controlling Interests.

Income from Holdings and its subsidiaries prior to the reorganization and IPO has been accounted for as a non-controlling interest in our Consolidated Statements of Income and Comprehensive Income. Accumulated net income prior to the reorganization and IPO is presented in Net Parent Investment in our Consolidated Statements of Changes in Equity as the financial statements prior to the reorganization and IPO reflect combined subsidiaries operating as part of RHI.

We have accounted for the reorganization as one of entities under common control and the Net Parent Investment was allocated between Total Non-controlling Interest and Additional Paid-in Capital based on the ownership of Holdings.

Our consolidated financial statements for periods prior to the reorganization and IPO reflect the combined subsidiaries that historically operated as part of RHI. We have further adjusted the prior period results for the year ended December 31, 2019, to retrospectively reflect the acquisition of Amrock Title Insurance Company (“ATI”) which qualified as a common control transaction as discussed further below in the Acquisition Agreement section.

All significant intercompany transactions and accounts between the businesses comprising the Company have been eliminated in the accompanying consolidated financial statements.

The Company's derivatives, IRLCs, mortgage loans held for sale, MSRs (including MSRs collateral for financing liability and MSRs financing liability), and investments are measured at fair value on a recurring basis. Additionally, other assets may be required to be measured at fair value in the consolidated financial statements on a nonrecurring basis. Examples of such measurements are mortgage loans transferred between held for investment and held for sale, certain impaired loans, and other real estate owned. For further details of the Company's transactions refer to Note 2, Fair Value Measurements.

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

We believe the assumptions underlying the consolidated financial statements, including the assumptions regarding allocation of expenses from RHI are reasonable. Prior to the reorganization and IPO, the executive management compensation expense has been allocated based on time incurred for services provided to Holdings and its subsidiaries for 2020 and 2019. Total costs allocated to us for these services were $96,199 and $52,250 for the years ended December 31, 2020 and 2019, respectively. These amounts were included in salaries, commissions and team member benefits in our Consolidated Statements of Income and Comprehensive Income. In our opinion, these consolidated financial statements include all normal and recurring adjustments considered necessary for a fair statement of our results of operations, financial position and cash flows for the periods presented.

Acquisition Agreement

On August 5, 2020, Rocket Companies, Inc. entered into an acquisition agreement with RHI and its direct subsidiary Amrock Holdings Inc. pursuant to which we acquired ATI, a title insurance underwriting business, for total aggregate consideration of $14,400 that consisted of 800,000 Holdings Units and shares of Rocket Companies, Inc. Class D common stock valued at the initial public offering price of $18.00 per share (the number of shares issued equals the purchase price divided by the price to the public in our initial public offering), the acquisition closed on August 14, 2020 subsequent to the IPO date on August 10, 2020. ATI's net income for the year ended December 31, 2019 was $4,700. Because the Acquisition was a transaction between commonly controlled entities, U.S. GAAP requires the retrospective combination of the entities for all periods presented as if the combination had been in effect since the inception of common control. Accordingly, the Company’s consolidated financial statements included in this Form 10-K, including for the year ended December 31, 2019, reflect the retrospective combination of the entities as if the combination had been in effect since inception of common control.

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

Subsequent Events

In preparing these consolidated financial statements, the Company evaluated events and transactions for potential recognition or disclosure through the date these consolidated financial statements were issued. Refer to Note 6, Borrowings for disclosures on changes to the Company’s debt agreements and Note 17, Share-based Compensation transactions subsequent to December 31, 2021.

Subsequent to December 31, 2021, the Company sold MSRs relating to certain single-family mortgage loans with an aggregate unpaid principal balance of approximately $24.0 billion and a fair market value of approximately $254.4 million as of December 31, 2021. The sales represented approximately 4.4% of the Company’s total single-family mortgage servicing portfolio as of December 31, 2021.

Special Dividends

On February 25, 2021, our board of directors authorized and declared a cash dividend (the "2021 Special Dividend") of $1.11 per share to the holders of our Class A common stock. The 2021 Special Dividend was paid on March 23, 2021 to holders of the Class A common stock of record as of the close of business on March 9, 2021. The Company funded the 2021 Special Dividend from cash distributions of approximately $2.2 billion by RKT Holdings, LLC to all of its members, including the Company.

On February 24, 2022, our board of directors declared a cash dividend (the "2022 Special Dividend") of $1.01 per share to the holders of our Class A common stock. The 2022 Special Dividend is payable on March 22, 2022 to holders of the Class A common stock of record as of the close of business on March 8, 2022. The Company will fund the 2022 Special Dividend from cash distributions of approximately $2.0 billion by RKT Holdings, LLC to all of its members, including the Company.

Share Repurchase Authorization

On November 10, 2020, our Board of Directors approved a share repurchase program of up to $1.0 billion of our Common Stock, including both Class A and Class D, which repurchases may be made, from time to time, in privately negotiated transactions or in the open market, in accordance with applicable securities laws (the “Share Repurchase Program”). The Share Repurchase Program will remain in effect for a two-year period. The Share Repurchase Program authorizes but does not obligate the Company to make any repurchases at any specific time. The timing and extent to which the Company repurchases its shares will depend upon, among other things, market conditions, share price, liquidity targets, regulatory requirements and other factors. As of December 31, 2021 approximately $768.4 million remains available under the Share Repurchase Program.

Truebill Acquisition

On December 23, 2021 (“Acquisition Date”), we completed the acquisition of Truebill, Inc. (“Truebill Acquisition”) for total cash consideration of approximately $1.2 billion. The Truebill acquisition was accounted for as a business combination under ASC 805, Business Combinations. This new line of business will add recurring monthly revenue through subscriptions.

We recorded the preliminary allocation of the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their fair values as of the Acquisition Date. The purchase price allocation is preliminary in nature as the Company is finalizing the valuation of the intangible assets acquired as part of the business combination. As the purchase price allocation is preliminary in nature our estimates and assumptions are subject to change within the measurement period. The preliminary purchase price allocation is as follows:

Notes to Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)

Fair Value
Cash	$33,084
Accounts receivable, net	2,564
Other assets	9,068
Accounts payable and other liabilities	(9,672)
Deferred revenue (1)	(4,454)
Deferred tax liability	(16,800)
Net tangible assets acquired	13,790

Intangible assets	122,700
Goodwill (2)	1,130,989
Total assets acquired	$1,267,479

(1)    The deferred revenue was recorded under ASC 606 in accordance with ASU 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers; therefore a reduction related to the estimated fair values of the acquired deferred revenues was not required.

(2)    Goodwill represents the excess of the purchase price over the estimated fair value of the identified net assets acquired and is attributable to broad synergies expected post-acquisition across multiple elements of the Rocket Platform. Goodwill associated with the Truebill acquisition is not deductible for tax purposes. The assignment of goodwill to reporting units has not been completed as of the date of these financial statements.

The fair value of intangible assets is as follows:

	Useful Lives	Fair Value
Trade name (1)	1	$1,700
Developed technology (1)	3	32,000
Customer relationships (2)	10	89,000
Total intangible assets		$122,700

(1)     Estimated by applying the relief from royalty methodology, a form of the income approach.

(2)    Estimated by applying the multi-period excess earnings methodology, a form of the income approach.

We incurred $1.8 million of expenses directly related to the Truebill Acquisition as of December 31, 2021 which are included in General and administrative expenses in the Consolidated Statements of Income and Comprehensive Income.

Pro forma financial information has not been presented for the Truebill Acquisition as the impact to our Consolidated Financial Statements was not material.

Revenue Recognition

Gain on sale of loans, net — includes all components related to the origination and sale of mortgage loans, including (1) net gain on sale of loans, which represents the premium we receive in excess of the loan principal amount and certain fees charged by investors upon sale of loans into the secondary market, (2) loan origination fees (credits), points and certain costs, (3) provision for or benefit from investor reserves, (4) the change in fair value of interest rate locks and loans held for sale, (5) the gain or loss on forward commitments hedging loans held for sale and interest rate lock commitments (IRLCs), and (6) the fair value of originated MSRs. An estimate of the gain on sale of loans, net is recognized at the time an IRLC is issued, net of a pull-through factor. Subsequent changes in the fair value of IRLCs and mortgage loans held for sale are recognized in current period earnings. When the mortgage loan is sold into the secondary market, any difference between the proceeds received and the current fair value of the loan is recognized in current period earnings in Gain on sale of loans, net. Included in Gain on sale of loans, net is the fair value of originated MSRs, which represents the estimated fair value of MSRs related

Notes to Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
to loans which we have sold and retained the right to service. Refer to Note 3, Mortgage Servicing Rights for information related to the gain/(loss) on changes in the fair value of MSRs.

Loan servicing income (loss), net — includes income from servicing, sub-servicing and ancillary fees, and is recorded to income as earned, which is upon collection of payments from borrowers. This amount also includes the Change in fair value of MSRs, which is the adjustment for the fair value measurement of the MSR asset as of the respective balance sheet date.

Interest income, net — includes interest earned on mortgage loans held for sale and mortgage loans held for investment net of the interest expense paid on our loan funding facilities. Interest income is recorded as earned and interest expense is recorded as incurred.

Other income — is derived primarily from lead generation revenue, professional service fees, real estate network referral fees, contact center revenue, personal loans business, closing fees, net appraisal revenue, net title insurance fees and personal finance.

The following revenue streams fall within the scope of ASC Topic 606 — Revenue from Contracts with Customers and are disaggregated hereunder:

Core Digital Media lead generation revenue — The Company recognizes online consumer acquisition revenue based on successful delivery of marketing leads to a client at a fixed fee per lead. This service is satisfied at the time the lead is delivered, at which time revenue for the service is recognized. Online consumer acquisition revenue, net of intercompany eliminations, were $27,699, $24,231, and $41,895 for the years ended December 31, 2021, 2020, and 2019, respectively.

Professional service fees — The Company recognizes professional service fee revenue based on the delivery of services (e.g., human resources, technology, training) over the term of a contract. Consideration for the promised services is received through a combination of a fixed fee for the period and incremental fees paid for optional services that are available at an incremental rate determined at the time such services are requested. The Company recognizes the annual fee ratably over the life of the contract, as the performance obligation is satisfied equally over the term of the contract. For the optional services, revenue is only recognized at the time the services are requested and delivered and pricing is agreed upon. Professional service fee revenues were $12,753, $10,884, and $8,320 for the years ended December 31, 2021, 2020, and 2019, respectively, and were rendered entirely to related parties.

Rocket Homes real estate network referral fees — The Company recognizes real estate network referral fee revenue based on arrangements with partner agencies contingent on the closing of a transaction. As this revenue stream is variable, and is contingent on the successful transaction close, the revenue is constrained until the occurrence of the transaction. At this point, the constraint on recognizing revenue is deemed to have been lifted and revenue is recognized for the consideration expected to be received. Real estate network referral fees, net of intercompany eliminations, were $54,181, $42,777, and $39,924 for the years ended December 31, 2021, 2020, and 2019, respectively.

Rock Connections and Rocket Auto contact center revenue — The Company recognizes contact center revenue for communication services including client support and sales. Consideration received mainly includes a fixed base fee and/or a variable contingent fee. The fixed base fee is recognized ratably over the period of performance, as the performance obligation is considered to be satisfied equally throughout the service period. The variable contingent fee related to car sales is constrained until the sale of the car is completed. Contact center revenues, net of intercompany eliminations, were $45,485, $27,904, and $27,055 for the years ended December 31, 2021, 2020, and 2019, respectively.

Amrock closing fees — The Company recognizes closing fees for non-recurring services provided in connection with the origination of the loan. These fees are recognized at the time of loan closing for purchase transactions or at the end of a client's three-day rescission period for refinance transactions, which represents the point in time the loan closing services performance obligation is satisfied. The consideration received for closing services is a fixed fee per loan that varies by state and loan type. Closing fees were $506,685, $457,703, and $200,920 for the years ended December 31, 2021, 2020, and 2019, respectively.

Notes to Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
Amrock appraisal revenue, net — The Company recognizes appraisal revenue when the appraisal service is completed. The Company may choose to deliver appraisal services directly to its client or subcontract such services to a third-party licensed and/or certified appraiser. In instances where the Company performs the appraisal, revenue is recognized as the gross amount of consideration received at a fixed price per appraisal. The Company is an agent in instances where a third-party appraiser is involved in the delivery of appraisal services and revenue is recognized net of third-party appraisal expenses. Appraisal revenue, net was $96,471, $78,673, and $76,200 for the years ended December 31, 2021, 2020, and 2019, respectively.

Marketing and Advertising Costs

Marketing and advertising costs for direct and non-direct response advertising are expensed as incurred. The costs of brand marketing and advertising are expensed in the period the advertising space or airtime is used.

The Company incurred marketing and advertising costs related to the naming rights for Rocket Mortgage Field House and other promotional sponsorships, which are related parties. Refer to Note 7. Transactions with Related Parties for further information.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. We maintain our bank accounts with a relatively small number of high-quality financial institutions.

Restricted cash as of December 31, 2021, 2020, and 2019 consisted of cash on deposit for a repurchase facility and client application deposits, title premiums collected from the insured that are due to the underwritten, principal and interest received in collection accounts for purchased assets, and a $25,000 bond.

	December 31,
	2021	2020	2019
Cash and cash equivalents	$2,131,174	$1,971,085	$1,394,571
Restricted cash	80,423	83,018	61,154
Total cash, cash equivalents, and restricted cash in the statement of cash flows	$2,211,597	$2,054,103	$1,455,725

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

Notes to Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
Non-controlling interests

As noted above, we are the sole managing member of Holdings and consolidate the financial results of Holdings. Therefore, we report a non-controlling interest based on the Holdings Units of Holdings held by Dan Gilbert, our founder and Chairman (our "Chairman") and RHI (the "non-controlling interest holders") on our Consolidated Balance Sheets. Income or loss is attributed to the non-controlling interests based on the weighted average Holdings Units outstanding during the period and is presented on the Consolidated Statements of Income and Comprehensive Income. Refer to Note 16, Non-controlling Interests for more information.

Share-based Compensation

In connection with the IPO, equity-based awards were issued under the Rocket Companies, Inc. 2020 Omnibus Incentive Plan including restricted stock units and stock options to purchase shares of our Class A common stock at an exercise price equal to the price to the public in the initial public offering. Share-based compensation expense is recorded as a component of salaries, commissions and team member benefits. Share-based compensation expense is recognized on a straight-line basis over the requisite service period based on the fair value of the award on the date of grant, refer to Note 17, Share-based Compensation for additional information.

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

Tax Receivable Agreement

In connection with the reorganization, we entered into a Tax Receivable Agreement with RHI and our Chairman that will obligate us to make payments to RHI and our Chairman generally equal to 90% of the applicable cash savings that we actually realize as a result of the tax attributes generated by (i) certain increases in our allocable share of the tax basis in Holdings’ assets resulting from (a) the purchases of Holdings Units (along with the corresponding shares of our Class D common stock or Class C common stock) from RHI and our Chairman (or their transferees of Holdings Units or other assignees) using the net proceeds from our initial public offering or in any future offering, (b) exchanges by RHI and our Chairman (or their transferees of Holdings Units or other assignees) of Holdings Units (along with the corresponding shares of our Class D common stock or Class C common stock) for cash or shares of our Class B common stock or Class A common stock, as applicable, or (c) payments under the Tax Receivable Agreement; (ii) tax benefits related to imputed interest deemed arising as a result of payments made under the Tax Receivable Agreement and (iii) disproportionate allocations (if any) of tax benefits to Holdings as a result of section 704(c) of the Code that relate to the reorganization transactions. We will retain the benefit of the remaining 10% of these tax savings. For additional information regarding our Tax Receivable Agreement, refer to Note 11, Income Taxes

Notes to Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)

The Company recognized a liability for the Tax Receivable Agreement based upon the estimate of future TRA payments. The amounts payable under the Tax Receivable Agreement will vary depending upon a number of factors, including the amount, character, and timing of the taxable income of Rocket Companies in the future. Any such changes in these factors or changes in the Company’s determination of the need for a valuation allowance related to the tax benefits acquired under the Tax Receivable Agreement could adjust the Tax receivable agreement liability recognized and recorded within earnings in future periods.

Goodwill

The Company will test goodwill for impairment on an annual basis in the fourth quarter, or more frequently if an event occurs or circumstances indicate the carrying amount may be impaired. Goodwill impairment testing is performed at the reporting unit level. The impairment test involves first qualitatively assessing goodwill for impairment. If the qualitative assessment is not met, a quantitative assessment is performed by comparing the estimated fair value of each reporting unit to its carrying value. If the carrying value exceeds the fair value, an impairment charge is recorded based on that difference. For additional information regarding goodwill acquired refer to Truebill Acquisition section earlier in this footnote.

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

Rocket Companies, Inc.’s financial position, performance and cash flows effectively represent those of Holdings and its subsidiaries as of and for the period ended December 31, 2021. Prior to the reorganization and IPO, Rocket Companies, Inc. was not impacted by Holdings.

Basic and Diluted Earnings Per Share

The Company applies the two-class method for calculating and presenting earnings per share by separately presenting earnings per share for Class A common stock and Class B common stock. In applying the two-class method, the Company allocates undistributed earnings equally on a per share basis between Class A and Class B common stock. According to the Company’s certificate of incorporation, the holders of the Class A and Class B common stock are entitled to participate in earnings equally on a per-share basis, as if all shares of common stock were of a single class, and in such dividends as may be declared by the board of directors. Holders of the Class A and Class B common stock also have equal priority in liquidation. Shares of Class C and Class D common stock do not participate in earnings of Rocket Companies, Inc. As a result, the shares of Class C and Class D common stock are not considered participating securities and are not included in the weighted-average shares outstanding for purposes of earnings per share. Restricted stock units awarded as part of the Company’s compensation program, described in Note 17, Share-based Compensation are included in the weighted-average Class A shares outstanding in the calculation of basic EPS once the units are fully vested. Refer to Note 18, Earnings Per Share for more information.

Notes to Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
Recently Adopted Accounting Standards

In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope to clarify that Topic 848 is applicable to many derivative instruments and hedging relationships.

Subject to meeting certain criteria, the new guidance provides optional expedients and exceptions to applying contract modification accounting under existing U.S. GAAP, to address the expected phase out of the London Inter-bank Offered Rate (“LIBOR”) by the end of 2023. This guidance is effective upon issuance and allows application to contract changes as early as January 1, 2020. For all funding and financing facilities, the Company amended the agreements to include alternative base rate language which may reference the Secured Overnight Financing Rate ("SOFR") as a successor benchmark. We have applied the optional expedients available from ASU 2020-04 and accounted for the contract modifications related to reference rate reform prospectively. There has been no impact on the consolidated financial statements from adopting this standard.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires contract assets and contract liabilities such as deferred revenue acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers. Generally, ASU 2021-08 will result in the acquirer recognizing contract assets and contract liabilities at the same amounts recorded by the acquiree. Historically such amounts were recognized by the acquirer at fair value in acquisition accounting. The amendments in this update should be applied prospectively and are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. We adopted this guidance as part of the Truebill Acquisition, defined above, which resulted in the deferred revenue being recognized under ASC 606 instead of fair value at the acquisition date. There were no other impacts due to the adoption of this guidance on our consolidated financial statements.

All other newly issued accounting pronouncements not yet effective have been deemed immaterial or not applicable.

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

The following is a description of measurement techniques for items recorded at fair value on a recurring basis. There were no material items recorded at fair value on a nonrecurring basis as of December 31, 2021 or December 31, 2020.

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

MSRs: The fair value of MSRs (including MSRs collateral for financing liability and MSRs financing liability) is determined using an internal valuation model that calculates the present value of estimated net future cash flows. The model includes estimates of prepayment speeds, discount rate, cost to service, float earnings, contractual servicing fee income, and ancillary income among others. MSRs are classified as Level 3.

Forward commitments: The Company’s forward commitments are valued based on quoted prices for similar assets in an active market with inputs that are observable and are classified within Level 2 of the valuation hierarchy.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The table below shows a summary of financial statement items that are measured at estimated fair value on a recurring basis, including assets measured under the fair value option. There were no material transfers of assets or liabilities recorded at fair value on a recurring basis between Levels 1, 2 or 3 during the year ended December 31, 2021 or the year ended December 31, 2020.

	Level 1	Level 2	Level 3	Total
Balance at December 31, 2021
Assets:
Mortgage loans held for sale	$—	$17,014,202	$2,309,366	$19,323,568
IRLCs	—	—	538,861	538,861
MSRs	—	—	5,385,613	5,385,613
Forward commitments	—	17,337	—	17,337
Total assets	$—	$17,031,539	$8,233,840	$25,265,379
Liabilities:
Forward commitments	$—	$19,911	$—	$19,911
Total liabilities	$—	$19,911	$—	$19,911

Balance at December 31, 2020
Assets:
Mortgage loans held for sale	$—	$22,285,440	$579,666	$22,865,106
IRLCs	—	—	1,897,194	1,897,194
MSRs	—	—	2,862,685	2,862,685
MSRs collateral for financing liability (1)	—	—	205,033	205,033
Forward commitments	—	20,584	—	20,584
Total assets	$—	$22,306,024	$5,544,578	$27,850,602
Liabilities:
Forward commitments	$—	$506,071	$—	$506,071
MSRs financing liability (1)	—	—	187,794	187,794
Total liabilities	$—	$506,071	$187,794	$693,865

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

The following tables present the quantitative information about recurring Level 3 fair value financial instruments and the fair value measurements as of:

	December 31, 2021		December 31, 2020
Unobservable Input	Range	Weighted Average	Range	Weighted Average
Mortgage loans held for sale
Dealer pricing	89% - 103%	99%	89% - 105%	99%
IRLCs
Loan funding probability	0% - 100%	78%	0% - 100%	74%
MSRs (1)
Discount rate	9.0% - 12.0%	9.5%	9.5% - 12.0%	9.9%
Conditional prepayment rate	6.8% - 36.9%	8.7%	6.6% - 52.1%	15.8%

(1)     For 2020, also includes MSRs collateral for financing liability, and MSRs financing liability.

The table below presents a reconciliation of Level 3 assets measured at fair value on a recurring basis for the years ended December 31, 2021 and 2020. Mortgage servicing rights (including MSRs collateral for financing liability and MSRs financing liability) are also classified as a Level 3 asset measured at fair value on a recurring basis and its reconciliation is found in Note 3, Mortgage Servicing Rights.

	Loans Held for Sale	IRLCs
Balance at December 31, 2020	$579,666	$1,897,194
Transfers in (1)	3,524,260	—
Transfers out/principal reductions (1)	(1,788,552)	—
Net transfers and revaluation losses	—	(1,358,333)
Total losses included in net income	(6,008)	—
Balance at December 31, 2021	$2,309,366	$538,861

Balance at December 31, 2019	$308,793	$508,135
Transfers in (1)	1,215,121	—
Transfers out/principal reductions (1)	(944,446)	—
Net transfers and revaluation gains	—	1,389,059
Total gains included in net income	198	—
Balance at December 31, 2020	$579,666	$1,897,194

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

Fair Value Option

The following is the estimated fair value and unpaid principal balance (“UPB”) of mortgage loans held for sale that have contractual principal amounts and for which the Company has elected the fair value option. The fair value option was elected for mortgage loans held for sale as the Company believes fair value best reflects their expected future economic performance:

Notes to Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)

	Fair Value	Principal Amount Due Upon Maturity	Difference (1)
Balance at December 31, 2021	$19,323,568	$19,018,552	$305,016
Balance at December 31, 2020	$22,865,106	$21,834,817	$1,030,289

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

	December 31, 2021		December 31, 2020
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior Notes, due 10/15/2026	$1,139,146	$1,151,932	$—	$—
Senior Notes, due 1/15/2028	61,197	64,251	994,986	1,079,629
Senior Notes, due 3/1/2029	742,812	752,805	741,946	766,365
Senior Notes, due 3/1/2031	1,237,605	1,273,675	1,236,114	1,298,175
Senior Notes, due 10/15/2033	841,731	857,718	—	—
Total Senior Notes, net	$4,022,491	$4,100,381	$2,973,046	$3,144,169

The fair value of Senior Notes was calculated using the observable bond price at December 31, 2021 and 2020, respectively. The Senior Notes are classified as Level 2 in the fair value hierarchy.
3. Mortgage Servicing Rights
The following table summarizes changes to the MSR assets for the year ended:

	Year Ended December 31,
	2021	2020
Fair value, beginning of period	$2,862,685	$2,874,972
MSRs originated	3,864,359	3,124,659
MSRs sales	(936,257)	(770,809)
MSRs purchases	200,591	—
Changes in fair value:
Due to changes in valuation model inputs or assumptions (1)	589,852	(1,274,937)
Due to collection/realization of cash flows	(1,195,617)	(1,091,200)
Total changes in fair value	(605,765)	(2,366,137)
Fair value, end of period	$5,385,613	$2,862,685

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

Notes to Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
The total UPB of mortgage loans serviced, excluding subserviced loans, at December 31, 2021 and 2020 was $485,087,214 and $371,494,905, respectively. The portfolio primarily consists of high-quality performing agency and government (FHA and VA) loans. As of December 31, 2021, delinquent loans (defined as 60-plus days past-due) were 1.60% of our total portfolio. Excluding clients in forbearance plans, our delinquent loans (defined as 60-plus days past-due) were 0.94% as of December 31, 2021.
During the fourth quarter of 2020, the Company sold MSRs with a fair value of $193,739 relating to certain single-family mortgage loans. Based on the contract terms, the sale of those MSRs did not immediately qualify for sale accounting treatment under U.S. GAAP. The Company reported an MSRs asset (i.e., MSRs collateral for financing liability, at fair value) and MSRs liability (i.e., MSRs financing liability, at fair value) on the Consolidated Balance Sheets using a methodology consistent with the Company's method for valuing MSRs until certain contractual provisions lapsed, which occurred during the second quarter of 2021. Therefore, at December 31, 2021, all MSRs sold by the Company qualified for sale accounting treatment under U.S. GAAP.
The following is a summary of the weighted average discount rate and prepayment speed assumptions used to determine the fair value of MSRs as well as the expected life of the loans in the servicing portfolio:

	December 31, 2021	December 31, 2020
Discount rate	9.5%	9.9%
Prepayment speeds	8.7%	15.8%
Life (in years)	7.25	5.05

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
The following table stresses the discount rate and prepayment speeds at two different data points:

	Discount Rate		Prepayment Speeds
	100 BPS Adverse Change	200 BPS Adverse Change	10% Adverse Change	20% Adverse Change
December 31, 2021
Mortgage servicing rights	$(232,658)	$(435,181)	$(198,153)	$(372,018)
December 31, 2020
Mortgage servicing rights	$(115,130)	$(212,119)	$(147,420)	$(279,691)

4. Mortgage Loans Held for Sale

The Company sells substantially all of its originated mortgage loans into the secondary market. The Company may retain the right to service some of these loans upon sale through ownership of servicing rights. A reconciliation of the changes in mortgage loans held for sale to the amounts presented on the Consolidated Statements of Cash Flows is below:

Notes to Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)

	Year Ended December 31,
	2021	2020
Balance at the beginning of period	$22,865,106	$13,275,735
Disbursements of mortgage loans held for sale	352,968,791	316,702,083
Proceeds from sales of mortgage loans held for sale (1)	(363,970,300)	(318,218,159)
Gain on sale of mortgage loans excluding fair value of other financial instruments, net (2)	7,459,971	11,105,447
Balance at the end of period	$19,323,568	$22,865,106

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

Credit Risk

The Company is subject to credit risk associated with mortgage loans that it purchases and originates during the period of time prior to the sale of these loans. The Company considers credit risk associated with these loans to be insignificant as it holds the loans for a short period of time, which for the year ended December 31, 2021 is, on average, approximately 19 days from the date of borrowing, and the market for these loans continues to be highly liquid. The Company is also subject to credit risk associated with mortgage loans it has repurchased as a result of breaches of representations and warranties during the period of time between repurchase and resale.

5. Property and Equipment

Property and equipment are depreciated over lives primarily ranging from 3 to 7 years for office furniture, equipment, computer software and leasehold improvements. Property and equipment consist of the following:

	December 31,
	2021	2020
Office furniture, equipment, and technology	$419,583	$380,826
Leasehold improvements	229,335	148,320
Internally-developed software	116,473	100,393
Projects-in-process	56,391	79,434
Total cost	$821,782	$708,973
Accumulated depreciation and amortization	(567,406)	(497,812)
Total property and equipment, net	$254,376	$211,161

6. Borrowings

The Company maintains various funding facilities and other non-funding debt as shown in the tables below. Interest rates typically have two main components – a base rate most commonly LIBOR or SOFR, which is sometimes subject to a minimum floor plus a spread. Some facilities have a commitment fee, which can range from 0% to 0.50% per year. The commitment fee charged by lenders is calculated based on the committed line amount multiplied by a negotiated rate. The Company is required to maintain certain covenants, including minimum tangible net worth, minimum liquidity, maximum total debt or liabilities to net worth ratio, pretax net income requirements, and other customary debt covenants, as defined in the agreements. The Company was in compliance with all covenants as of December 31, 2021 and 2020.

The amount owed and outstanding on the Company’s loan funding facilities fluctuates greatly based on its origination volume, the amount of time it takes the Company to sell the loans it originates, and the Company’s ability to use its cash to self-fund loans. In addition to self-funding, the Company may from time to time use surplus cash to “buy-down” the effective interest rate of certain loan funding facilities or to self-fund a portion of our loan originations. As of December 31, 2021,

Notes to Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
$3,776,174 of the Company’s cash was used to buy-down our funding facilities and self-fund, $275,000 of which are buy-down funds that are included in Cash and cash equivalents on the Consolidated Balance Sheets and an estimated $3,501,174 of which is discretionary self-funding that reduces Cash and cash equivalents on the Consolidated Balance Sheets. The Company has the right to withdraw the $275,000 at any time, unless a margin call has been made or a default has occurred under the relevant facilities. The Company has an estimated $3,501,174 of discretionary self-funded loans, of which a portion can be transferred to a warehouse line or the early buy out line, provided that such loans meet the eligibility criteria to be placed on such lines. The remaining portion will be funded in normal course over a short period of time, generally less than one month. A large unanticipated margin call could also have a material adverse effect on the Company’s liquidity.

The terms of the Senior Notes restrict our ability and the ability of our subsidiary guarantors among other things to: (1) merge, consolidate or sell, transfer or lease assets, and; (2) create liens on assets. In connection with the previously announced Tender Offer and Consent Solicitation completed October 5, 2021, the Company eliminated substantially all of the restrictive covenants related to the 2028 Senior Notes.

Notes to Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
Funding Facilities

Facility Type	Collateral	Maturity	Line Amount	Committed Line Amount	Outstanding Balance as of December 31, 2021	Outstanding Balance as of December 31, 2020
MRA funding:
1) Master Repurchase Agreement (5)	Mortgage loans held for sale (4)	10/20/2023	$2,000,000	$100,000	$249,119	$999,752
2) Master Repurchase Agreement (5)	Mortgage loans held for sale (4)	12/1/2022	1,500,000	500,000	1,328,727	1,320,484
3) Master Repurchase Agreement (5)	Mortgage loans held for sale (4)	4/21/2023	2,750,000	1,000,000	1,714,806	2,407,156
4) Master Repurchase Agreement (1)(5)	Mortgage loans held for sale (4)	10/26/2022	1,700,000	1,400,000	1,479,128	1,953,949
5) Master Repurchase Agreement (5)	Mortgage loans held for sale (4)	4/20/2023	3,000,000	500,000	2,264,954	2,004,707
6) Master Repurchase Agreement (5)	Mortgage loans held for sale (4)	9/22/2023	2,000,000	500,000	498,335	1,780,902
7) Master Repurchase Agreement (5)	Mortgage loans held for sale (4)	9/15/2023	1,200,000	500,000	542,846	1,343,130
8) Master Repurchase Agreement (5)	Mortgage loans held for sale (4)	6/10/2022	500,000	—	—	219,786
9) Master Repurchase Agreement (5)	Mortgage loans held for sale (4)	9/22/2023	1,500,000	500,000	539,257	983,126
10) Master Repurchase Agreement (5)	Mortgage loans held for sale (4)	8/16/2023	750,000	100,000	616,165	480,544
11) Master Repurchase Agreement (5)	Mortgage loans held for sale (4)	12/16/2022	1,000,000	250,000	253,389	765,432
			17,900,000	5,350,000	9,486,726	14,258,968
Early Funding:
12) Early Funding Facility (2)(5)	Mortgage loans held for sale (4)	(2)	4,000,000	—	2,071,154	2,514,193
13) Early Funding Facility (3)(5)	Mortgage loans held for sale (4)	(3)	3,000,000	—	1,193,712	969,412
			7,000,000	—	3,264,866	3,483,605
Total			$24,900,000	$5,350,000	$12,751,592	$17,742,573

(1)    This facility has a 12-month initial term, which can be extended for 3-months at each subsequent 3-month anniversary from the initial start date. Subsequent to December 31, 2021, this facility was amended to decrease the total facility size to $1,500,000 with $1,200,000 committed and was extended to January 26, 2023.

(2)    This facility is an evergreen agreement with no stated termination or expiration date. This agreement can be terminated by either party upon written notice.

(3)    This facility will have an overall line size of $3,000,000, which will be reviewed every 90 days. This facility is an evergreen agreement with no stated termination or expiration date. This agreement can be terminated by either party upon written notice.

(4)    The Company has multiple borrowing facilities in the form of asset sales under agreements to repurchase. These borrowing facilities are secured by mortgage loans held for sale at fair value as the first priority security interest.

Notes to Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
(5)    The interest rates charged by lenders of the funding facilities included the applicable base rate plus a spread ranging from 1.00% and 2.25% for the year ended December 31, 2021, and 0.40% to 2.30%, for the year ended December 31, 2020.

Other Financing Facilities

Facility Type	Collateral	Maturity	Line Amount	Committed Line Amount	Outstanding Balance as of December 31, 2021	Outstanding Balance as of December 31, 2020
Line of Credit Financing Facilities
1) Unsecured line of credit (1)	—	7/27/2025	$2,000,000	$—	$—	$—
2) Unsecured line of credit (1)	—	7/31/2025	100,000	—	—	—
3) Revolving credit facility (3)	—	8/10/2024	1,000,000	1,000,000	—	300,000
4) MSR line of credit (3)	MSRs	10/20/2023	200,000	—	—	—
5) MSR line of credit (2)(3)	MSRs	(2)	200,000	200,000	75,000	75,000
			$3,500,000	$1,200,000	$75,000	$375,000
Early Buyout Financing Facility
6) Early buy out facility (3)	Loans/ Advances	3/13/2023	$2,600,000	$—	$1,896,784	$330,266

(1)    Refer to Note 7, Transactions with Related Parties for additional details regarding this unsecured line of credit

(2)    This MSR facility can be drawn upon for corporate purposes and is collateralized by GSE MSRs within our servicing portfolio. This facility has a 5-year total commitment comprised of a 3-year revolving period that expires on April 30, 2022 followed by a 2-year amortization period that expires on April 30, 2024.

(3)    The interest rates charged by lenders on the other funding facilities included the applicable base rate, plus a spread ranging from 1.45% to 4.00% for the year ended December 31, 2021, and the applicable base rate plus a spread ranging from 1.75% to 4.00% for the year ended December 31, 2020.

Unsecured Senior Notes

Facility Type	Maturity	Interest Rate	Outstanding Balance as of December 31, 2021	Outstanding Balance as of December 31, 2020
Unsecured Senior Notes(1)	10/15/2026	2.875%	$1,150,000	$—
Unsecured Senior Notes(2)	1/15/2028	5.250%	61,985	1,010,000
Unsecured Senior Notes(3)	3/1/2029	3.625%	750,000	750,000
Unsecured Senior Notes(4)	3/1/2031	3.875%	1,250,000	1,250,000
Unsecured Senior Notes(5)	10/15/2033	4.000%	850,000	—
Total Senior Notes			$4,061,985	$3,010,000

Weighted Average Interest Rate			3.59%	4.27%

(1)    The 2026 Senior Notes are unsecured obligation notes with no requirement to pledge collateral for this borrowing. Unamortized debt issuance costs and discounts are presented net against the Senior Notes reducing the $1,150,000 carrying amount on the Consolidated Balance Sheets by $10,854, as of December 31, 2021. Prior to October 15, 2023 the Company may redeem the notes at its option, in whole or in part upon not less than 10 nor more than 60 days’ notice, at a redemption price equal to 100% of the principal amount redeemed, plus a “make whole” premium and accrued and unpaid interest. At any time on or after October 15, 2023, the Company may redeem the note at its option, in whole or in part, upon not less than 10 nor more than 60 days’ notice, at the redemption prices set forth below. The Company may also redeem the notes prior to April 15, 2023, at any time or from time to time, in an

Notes to Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
amount equal to the cash proceeds received by the Company from an equity offering at a redemption price equal to 102.875% of the principal amount plus accrued and unpaid interest, if any, to but excluding the redemption date, in an aggregate principal amount for all such redemptions not to exceed 40% of the original aggregate principal amount of the notes, provided that the redemption take place not later than 90 days after the closing of the related equity offering; and not less than 60% of the principal amount of the notes remains outstanding immediately thereafter.

Year	Percentage
2023	101.438%
2024	100.719%
2025 and thereafter	100.000%

(2)    The 2028 Senior Notes are unsecured obligation notes with no requirement to pledge collateral for this borrowing. During the fourth quarter of 2021, we purchased $948,015 of the outstanding principal amount of the 2028 Senior Notes in a Tender Offer and Consent Solicitation. Unamortized debt issuance costs and discounts are presented net against the Senior Notes reducing the $61,985 carrying amount on the Consolidated Balance Sheets by $430 and $358 as of December 31, 2021, respectively and reducing the $1,010,000 carrying amount on the Consolidated Balance Sheets by $8,197 and $6,817, as of December 31, 2020, respectively. At any time and from time to time on or after January 15, 2023, the Company may redeem the notes at its option, in whole or in part, upon not less than 30 nor more than 60 days' notice, at the redemption prices equal to the percentage of principal amount set forth below plus accrued and unpaid interest, if any, to but excluding the redemption date, in cash, if redeemed during the twelve-month period beginning on January 15 in the years indicated below:

Year	Percentage
2023	102.625%
2024	101.750%
2025	100.875%
2026 and thereafter	100.000%

(3)    The 2029 Senior Notes are unsecured obligation notes with no requirement to pledge collateral for this borrowing. Unamortized debt issuance costs and discounts are presented net against the Senior Notes reducing the $750,000 carrying amount on the Consolidated Balance Sheets by $7,188 and $8,053, as of December 31, 2021 and 2020, respectively. Prior to March 1, 2024 the Company may redeem the notes at its option, in whole or in part upon not less than 10 nor more than 60 days’ notice, at a redemption price equal to 100% of the principal amount redeemed, plus a “make whole” premium and accrued and unpaid interest. At any time on or after March 1, 2024, the Company may redeem the note at its option, in whole or in part, upon not less than 10 nor more than 60 days’ notice, at the redemption prices set forth below. The Company may also redeem the notes prior to September 1, 2023, at any time or from time to time, in an amount equal to the cash proceeds received by the Company from an equity offering at a redemption price equal to 103.625% of the principal amount plus accrued and unpaid interest, if any, to but excluding the redemption date, in an aggregate principal amount for all such redemptions not to exceed 40% of the original aggregate principal amount of the notes, provided that the redemption take place not later than 90 days after the closing of the related equity offering; and not less than 60% of the principal amount of the notes remains outstanding immediately thereafter.

Year	Percentage
2024	101.813%
2025	100.906%
2026 and thereafter	100.000%

(4)    The 2031 Senior Notes are unsecured obligation notes with no requirement to pledge collateral for this borrowing. Unamortized debt issuance costs and discounts are presented net against the Senior Notes reducing the $1,250,000 carrying amount on the Consolidated Balance Sheets by $12,395 and $13,887 as of December 31, 2021 and 2020, respectively. Prior to March 1, 2026 the Company may redeem the notes at its option, in whole or in part upon not less than 10 nor more than 60 days’ notice, at a redemption price equal to 100% of the principal amount redeemed, plus a “make whole” premium and accrued and unpaid interest. At any time on or after March 1, 2026, the Company

Notes to Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
may redeem the note at its option, in whole or in part, upon not less than 10 nor more than 60 days’ notice, at the redemption prices set forth below. The Company may also redeem the notes prior to September 1, 2023, at any time or from time to time, in an amount equal to the cash proceeds received by the Company from an equity offering at a redemption price equal to 103.875% of the principal amount plus accrued and unpaid interest, if any, to but excluding the redemption date, in an aggregate principal amount for all such redemptions not to exceed 40% of the original aggregate principal amount of the notes, provided that the redemption take place not later than 90 days after the closing of the related equity offering; and not less than 60% of the principal amount of the notes remains outstanding immediately thereafter.

Year	Percentage
2026	101.938%
2027	101.292%
2028	100.646%
2029 and thereafter	100.000%

(5)    The 2033 Senior Notes are unsecured obligation notes with no requirement to pledge collateral for this borrowing. Unamortized debt issuance costs and discounts are presented net against the Senior Notes reducing the $850,000 carrying amount on the Consolidated Balance Sheets by $8,269, as of December 31, 2021. Prior to October 15, 2027 the Company may redeem the notes at its option, in whole or in part upon not less than 10 nor more than 60 days’ notice, at a redemption price equal to 100% of the principal amount redeemed, plus a “make whole” premium and accrued and unpaid interest. At any time on or after October 15, 2027, the Company may redeem the note at its option, in whole or in part, upon not less than 10 nor more than 60 days’ notice, at the redemption prices set forth below. The Company may also redeem the notes prior to April 15, 2024, at any time or from time to time, in an amount equal to the cash proceeds received by the Company from an equity offering at a redemption price equal to 104.000% of the principal amount plus accrued and unpaid interest, if any, to but excluding the redemption date, in an aggregate principal amount for all such redemptions not to exceed 40% of the original aggregate principal amount of the notes, provided that the redemption take place not later than 90 days after the closing of the related equity offering; and not less than 60% of the principal amount of the notes remains outstanding immediately thereafter.

Year	Percentage
2027	102.000%
2028	101.333%
2029	100.667%
2030 and thereafter	100.000%

The following table outlines the contractual maturities (by unpaid principal balance) of unsecured senior notes (excluding interest and debt discount) for the years ended.

Year	Amount
2022	$—
2023	—
2024	—
2025	—
2026	1,150,000
Thereafter	2,911,985
Total	$4,061,985

Refer to Note 2, Fair Value Measurements for information pertaining to the fair value of the Company’s debt as of December 31, 2021 and 2020.

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

Financing Arrangements

On June 9, 2017, Rocket Mortgage and RHI entered into an unsecured line of credit, as further amended and restated on September 16, 2021 ("RHI Line of Credit"), pursuant to which Rocket Mortgage has a borrowing capacity of $2,000,000. The RHI Line of Credit matures on July 27, 2025. Borrowings under the line of credit bear interest at a rate per annum of one month LIBOR plus 1.25%. The line of credit is uncommitted and RHI has sole discretion over advances. The RHI Line of Credit also contains negative covenants which restrict the ability of the Company to incur debt and create liens on certain assets. It also requires Rocket Mortgage to maintain a quarterly consolidated net income before taxes if adjusted tangible net worth meets certain requirements. As of December 31, 2021 and December 31, 2020, there were no outstanding principal amounts due to RHI pursuant to the RHI Line of Credit. In the year ended December 31, 2021 and December 31, 2020, Rocket Mortgage repaid an aggregate of $2,502,793 and $2,201,621, respectively, under the RHI Line of Credit. As of December 31, 2021 and December 31, 2020, the total amount of interest paid under the line was $2,793 and $1,621, respectively, with outstanding interest due to RHI of $762 and zero, respectively.
RHI and ATI are parties to a surplus debenture, effective as of December 28, 2015, and as further amended and restated on December 31, 2019 (the “RHI/ATI Debenture”), pursuant to which ATI is indebted to RHI for an aggregate principal amount of $21,500. The RHI/ATI Debenture matures on December 31, 2030. Interest under the RHI/ATI Debenture accrues at an annual rate of 8%. Principal and interest under the RHI/ATI Debenture are due and payable quarterly, in each case subject to ATI achieving a certain amount of surplus and payments of all interest before principal payments begin. Any unpaid amounts of principal and interest shall be due and payable upon the maturity of the RHI/ATI Debenture. In the year ended December 31, 2021, and December 31, 2020, ATI repaid an aggregate of $1,000 and $1,000, respectively, under the RHI/ATI Debenture. In the year ended December 31, 2021 and December 31, 2020, the total amount of interest accrued under the RHI/ATI Debenture was $1,720 and $1,725, respectively.

On July 31, 2020, Holdings and RHI entered into an agreement for an uncommitted, unsecured revolving line of credit ("RHI 2nd Line of Credit’’), which will provide for financing from RHI to the Company of up to $100,000. The RHI 2nd Line of Credit matures on July 31, 2025. Borrowings under the line of credit will bear interest at a rate per annum of one month LIBOR plus 1.25%. The negative covenants of the line of credit restrict the ability of the Company to incur debt and create liens on certain assets. The line of credit also contains customary events of default. As of December 31, 2021 and December 31, 2020 there were no draws on the RHI 2nd Line of Credit and no amounts outstanding.

The amounts receivable from and payable to Related Parties consisted of the following as of:

	December 31, 2021		December 31, 2020
	Principal	Interest Rate	Principal	Interest Rate
Included in Notes receivable and due from affiliates on the Consolidated Balance Sheets
Affiliated receivables and other notes	$9,753	—	$22,172	—
Notes receivable and due from affiliates	$9,753		$22,172
Included in Notes payable and due to affiliates on the Consolidated Balance Sheets
RHI/ATI Debenture	$21,500	8.00%	$21,500	8.00%
Affiliated payables	12,150	—	52,396	—
Notes payable and due to affiliates	$33,650		$73,896

Notes to Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
Services, Products and Other Transactions

We have entered into transactions and agreements to provide certain services to Related Parties. We recognized revenue of $13,275, $14,081 and $12,405 for the years ended December 31, 2021, 2020 and 2019, respectively, for the performance of these services, which was included in Other income. We have also entered into transactions and agreements to purchase certain services, products and other transactions from Related Parties. We incurred expenses of $168,581, $215,728 and $67,752 for the years ended December 31, 2021, 2020 and 2019, respectively, for these products, services and other transactions, which are included in General and administrative expenses.

The Company has also entered into a Tax Receivable Agreement with RHI and our Chairman as described further in Note 11, Income Taxes. The Company has also guaranteed the debt of a related party as described further in Note 13, Commitments, Contingencies, and Guarantees.

Promotional Sponsorships

The Company incurred marketing and advertising costs related to the Rocket Mortgage Field House Naming Rights Contract and other promotional sponsorships, which are related parties. The Company incurred expenses of $9,026, $10,330, and $9,675 and for the years ended December 31, 2021, 2020 and 2019, respectively, related to these arrangements.

Lease Transactions with Related Parties

The Company is a party to lease agreements for certain offices, including our headquarters in Detroit, with various affiliates of Bedrock Management Services LLC (“Bedrock”), a related party, and other related parties of the Company. The Company incurred expenses of $76,960, $70,157 and $69,582 for the years ended December 31, 2021, 2020 and 2019, respectively, related to these arrangements.

8. Leases

The Company enters into lease arrangements with independent third parties and with related parties. Upon adoption of ASU No. 2016-02, Leases (Topic 842) in 2019, the Company elected not to reassess its previous evaluation of the lease term, the exercise of any purchase options and impairment of right-of-use assets for transitioned leases.

The Company’s operating leases, in which the Company is the lessee primarily, include real estate for our office facilities. The Company determines whether an arrangement is or contains a lease at inception. Leases are classified as either finance or operating at the commencement date of the lease, with classification affecting the pattern of expense recognition in the Consolidated Statements of Income and Comprehensive Income. The Company currently does not have any finance leases, and the vast majority of the Company’s operating lease expense is paid to a related party. Refer to Note 7, Transactions with Related Parties for information regarding lease transaction expenses with related parties.

For lease arrangements where the Company is the lessee, the Company does not separate non-lease components of a contract from the lease component to which they relate. The Company elected that leases with an initial term of 12 months or less are not recorded on the Consolidated Balance Sheets. The lease expense for these leases is recognized on a straight-line basis over the lease term in the Consolidated Statements of Income and Comprehensive Income. The Company’s leases generally have remaining lease terms of one year to ten years. Some leases include options to extend or terminate the lease at the Company’s sole discretion on a lease-by-lease basis, and the Company evaluates whether those options are “reasonably certain” of being exercised considering contractual and economic-based factors. The Company used its periodic incremental borrowing rate, based on the information available at commencement date, to determine the present value of future lease payments.

Notes to Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
The components of lease expense for the years ended:

	December 31,
	2021	2020
Operating Lease Cost:
Fixed lease expense (1)	$77,286	$69,200
Variable lease expense (2)	12,246	13,863
Total operating lease cost	$89,532	$83,063

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

Supplemental cash flow information related to leases for the years ended:

	December 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$77,967	$70,717
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$265,011	$16,743

Supplemental balance sheet information related to leases for the year ended:

	December 31,
	2021	2020
Operating Leases:
Total lease right-of-use assets	$427,895	$238,546
Total lease liabilities	$482,184	$272,274
Weighted average lease term	7.5 years	6.4 years
Weighted average discount rate	3.61%	4.24%

Maturities of lease liabilities for the year ended:

Operating Leases:
2022	$83,054
2023	75,641
2024	70,497
2025	68,780
2026	67,616
Thereafter	185,488
Total lease payments	$551,076
Less imputed interest	68,892
Total	$482,184

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
9. Other Assets
Other assets consist of the following:

	December 31,
	2021	2020
Goodwill and other intangible assets (1)	$1,296,926	$47,230
Mortgage production related receivables	393,513	307,282
Prepaid expenses	141,512	98,529
Non-production-related receivables	114,557	76,595
Ginnie Mae buyouts	28,149	40,681
Disbursement funds advanced	27,493	80,877
Other real estate owned	492	1,131
Margin call receivable from counterparty	137	247,604
Other	113,035	41,548
Total other assets	$2,115,814	$941,477

(1)    Refer to Note 1 Business, Basis of Presentation and Accounting Policies for additional information regarding the acquisition of Truebill.

10. Team Member Benefit Plan

The Company maintains a defined contribution 401(k) plan which is sponsored by RHI, covering substantially all full-time and part-time team members of the Company. Team members can make elective contributions to the plan. The Company makes discretionary matching contributions of 50% of team members’ contributions to the plan up to an annual maximum of $2.5 per team member. The Company’s contributions to the plan, net of team member forfeitures, for the years ended December 31, 2021, 2020, and 2019 amounted to $44,060, $47,072, and $35,556, respectively, and are included in Salaries, commissions and team member benefits in the Consolidated Statements of Income and Comprehensive Income.

11. Income Taxes

Income (loss) before income taxes consists of the following:

	Year Ended December 31,
	2021	2020	2019
U.S.	$6,202,190	$9,544,721	$912,738
Canada	(17,289)	(13,064)	(8,298)
Total income before income taxes	$6,184,901	$9,531,657	$904,440

Notes to Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
The provision for (benefit from) income taxes consists of the following:

	Year Ended December 31,
	2021	2020	2019
Current
U.S. Federal	$49,650	$38,000	$1,747
State and local	14,493	27,971	4,822
Canada	276	(120)	57
Total Current	$64,419	$65,851	$6,626

Deferred
U.S. Federal	$49,426	$45,713	$(468)
State and local	(1,041)	20,817	1,152
Canada	(66)	—	—
Total Deferred	$48,319	$66,530	$684
Total provision for income taxes	$112,738	$132,381	$7,310

The reconciliation of the U.S. Federal statutory corporate income tax rate to the provision for income taxes consists of the following:

	Year Ended December 31,
	2021	2020	2019
U.S. Federal statutory tax rate	21.00%	21.00%	21.00%
Income attributable to non-controlling interest	(19.33)	(20.27)	(21.05)
Other	0.15	0.66	0.86
Effective tax rate	1.82%	1.39%	0.81%

The Company’s income tax expense varies from the expense that would be expected based on statutory rates due principally to its organizational structure. Prior to the IPO, the Company was owned by RHI which has elected S corporation status. When owned by RHI, Rocket Mortgage, Amrock and several other wholly-owned corporations had elected to be treated as qualified subchapter S subsidiaries. The shareholders of RHI, as shareholders of an S corporation, are responsible for the federal income tax liabilities. A provision for state income taxes is required for certain jurisdictions that tax S corporations and their qualified Subchapter S subsidiaries and for states where the Company is taxed as a C Corporation.

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

Notes to Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
Deferred income taxes arise from temporary differences between the financial statement carrying amount and the tax basis of assets and liabilities. The Company’s deferred tax assets (liabilities) arise from the following components of temporary differences and carryforwards:

	December 31,
	2021	2020
Investment in partnership	$588,759	$531,020
Mortgage Servicing Rights	(11,055)	(4,346)
Interest Rate Lock Commitments (IRLCs)	(1,121)	(2,590)
Intangible assets	(30,445)	(847)
Net operating loss and credit carryforwards	33,670	10,805
Accruals and other, net	2,522	(6)
Valuation allowance	(38,663)	(24,452)
Net deferred tax assets (liabilities)	$543,667	$509,584

The deferred tax balance in the Consolidated Balance Sheets consists of the following:

	December 31,
	2021	2020
Deferred tax asset, net of valuation allowance	$572,049	$519,933
Deferred tax liability (included in Other liabilities)	(28,382)	(10,349)
Net deferred tax asset	$543,667	$509,584

As of December 31, 2021, the Company has a deferred tax asset before any valuation allowance of $610,712 and a deferred tax liability of $28,382. As of December 31, 2020, the Company had a deferred tax asset before any valuation allowance of $544,385 and a deferred tax liability of $10,349. The Company's deferred tax asset relates primarily to the difference in the tax and book basis of Rocket Companies’ investment in Holdings. The Company recognizes deferred tax assets to the extent it believes these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent results of operations. After considering all those factors, as of December 31, 2021 and 2020, respectively, management has recorded $38,663 and $24,452 of a valuation allowance for certain deferred tax assets the Company has determined are not more likely than not to be realized.

Changes in the deferred tax asset, net for the investment in partnership recorded against Additional Paid-in Capital that occurred during the year ended December 31, 2021 are included within Change in controlling interest of investment, net in the Consolidated Statements of Changes in Equity. The initial deferred tax asset, net for the investment in partnership was recorded against Additional Paid-in Capital and included within Effect of reorganization transactions in the Consolidated Statements of Changes in Equity for the year ended December 31, 2020.

Of the $33,670 deferred tax assets related to the net operating loss and credit carryforwards at December 31, 2021, $17,382 will expire between 2031 and 2041 and $16,288 has no expiration.

The Company recognizes uncertain income tax positions when it is not more likely than not a tax position will be sustained upon examination. As of December 31, 2021 and 2020, the Company has not recognized any uncertain tax positions. The Company accrues interest and penalties related to uncertain tax positions as a component of the income tax provision. No interest or penalties were recognized in income tax expense and no accrued interest or penalty was recorded on the Consolidated Balance Sheets as of December 31, 2021 and 2020. Tax positions taken in tax years that remain open under the statute of limitations will be subject to examinations by tax authorities. With few exceptions, the Company is no longer subject to state or local examinations by tax authorities for tax years ended December 31, 2015 or prior.

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

As indicated in Note 1, Business, Basis of Presentation and Accounting Policies, in connection with the reorganization, the Company entered into a Tax Receivable Agreement with RHI and our Chairman that will obligate the Company to make payments to RHI and our Chairman generally equal to 90% of the applicable cash savings that the Company actually realizes as a result of the tax attributes generated by (i) certain increases in our allocable share of the tax basis in Holdings’ assets resulting from (a) the purchases of Holdings Units (along with the corresponding shares of our Class D common stock or Class C common stock) from RHI and our Chairman (or their transferees of Holdings Units or other assignees) using the net proceeds from our initial public offering or in any future offering, (b) exchanges by RHI and our Chairman (or their transferees of Holdings Units or other assignees) of Holdings Units (along with the corresponding shares of our Class D common stock or Class C common stock) for cash or shares of our Class B common stock or Class A common stock, as applicable, or (c) payments under the Tax Receivable Agreement; (ii) tax benefits related to imputed interest deemed arising as a result of payments made under the Tax Receivable Agreement and (iii) disproportionate allocations (if any) of tax benefits to Holdings as a result of section 704(c) of the Code that relate to the reorganization transactions. The Company will retain the benefit of the remaining 10% of these tax savings.

On March 31, 2021, the Company exchanged 20,200,000 shares of Class A common stock for the equivalent number of shares of Class D common stock and Holdings Units with RHI, which resulted in an increase in the tax basis of assets of Holdings that is subject to the provisions of the Tax Receivable Agreement. The Company recorded an increase in its deferred tax asset on investment in partnership of $123,587, an increase in the valuation allowance of $3,146, and an increase in the Tax receivable agreement liability of $119,456 with the net offsetting amount of $985 recorded to Additional Paid-in Capital in the Change in controlling interest of investment, net in the Consolidated Statements of Changes in Equity.

Concurrent with the IPO during the year ended December 31, 2020, the Company acquired an aggregate of 115,000,000 Holdings Units valued at $2,070,000 in connection with the exchange of those Holdings Units by the LLC Members, which resulted in an increase in the tax basis of the assets of Holdings and would be subject to the provisions of the Tax Receivable Agreement.

The Company anticipates funding payments under the Tax Receivable Agreement from cash flows from operations, available cash and available borrowings. As of December 31, 2021 and 2020, respectively, the Company recognized a liability of $688,573 and $550,282 under the Tax Receivable Agreement after concluding that is the estimate of such TRA payments that would be paid based on its estimates of future taxable income. No payments were made to the LLC Members pursuant to the Tax Receivable Agreement during the year ended December 31, 2021 or 2020.

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

In addition, the Tax Receivable Agreement provides that upon certain changes of control of the Company or a material breach of our obligations under the Tax Receivable Agreement, the Company is required to make a payment to RHI and our Chairman in an amount equal to the present value of future payments (calculated using a discount rate equal to the lesser of 6.50% or LIBOR plus 100 basis points, or the applicable successor benchmark should LIBOR be discontinued, which may differ from our, or a potential acquirer’s, then-current cost of capital) under the Tax Receivable Agreement, which payment would be based on certain assumptions (described in assumptions (i) through (v) in the following paragraph), including those relating to our future taxable income. In these situations, our obligations under the Tax Receivable Agreement could have a substantial negative impact on our, or a potential acquirer’s, liquidity and could have the effect of delaying, deferring, modifying or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. These provisions of the Tax Receivable Agreement may result in situations where RHI and our Chairman have interests that differ from or are in addition to those of our other stockholders. In addition, the Company could be required to make payments under the Tax Receivable Agreement that are substantial, significantly in advance of any potential actual realization of such further tax benefits, and in excess of our, or a potential acquirer’s, actual cash savings in income tax.

Notes to Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
Furthermore, Rocket Companies may elect to terminate the Tax Receivable Agreement early by making an immediate payment equal to the present value of the anticipated future cash tax savings (calculated using a discount rate equal to the lesser of 6.50% or LIBOR plus 100 basis points, or the applicable successor benchmark should LIBOR be discontinued.) In determining such anticipated future cash tax savings, the Tax Receivable Agreement includes several assumptions, including that (i) any Holdings Units that have not been exchanged are deemed exchanged for the market value of the shares of Class A common stock at the time of termination, (ii) Rocket Companies will have sufficient taxable income in each future taxable year to fully realize all potential tax savings, (iii) Rocket Companies will have sufficient taxable income to fully utilize any remaining net operating losses subject to the Tax Receivable Agreement in the taxable year of the election or future taxable years, (iv) the tax rates for future years will be those specified in the law as in effect at the time of termination and (v) certain non-amortizable assets are deemed disposed of within specified time periods.

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

For the year ended December 31, 2021, Holdings paid tax distributions totaling $1,803,494 to holders of Holdings Units other than Rocket Companies. For the year ended December 31, 2020, Holdings paid tax distributions totaling $1,375,181 to holders of Holdings Units other than Rocket Companies.

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

Net hedging gains and losses were as follows:

	Year ended December 31,
	2021 (1)	2020 (1)	2019
Hedging gains (losses)	$1,217,010	$(2,832,741)	$(554,995)
(1)    Includes the change in fair value related to derivatives economically hedging MSRs identified for sale.

Refer to Note 2, Fair Value Measurements, for additional information on the fair value of derivative financial instruments.

Notes to Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
Notional and Fair Value

The notional and fair values of derivative financial instruments not designated as hedging instruments were as follows:

	Notional Value	Derivative Asset	Derivative Liability
Balance at December 31, 2021
IRLCs, net of loan funding probability (1)	$21,194,326	$538,861	$—
Forward commitments (2)	$36,476,871	$17,337	$19,911
Balance at December 31, 2020
IRLCs, net of loan funding probability (1)	$40,560,544	$1,897,194	$—
Forward commitments (2)	$59,041,900	$20,584	$506,071

(1)    IRLCs are also discussed in Note 13, Commitments, Contingencies, and Guarantees.

(2)    Includes the fair value and net notional value related to derivatives economically hedging MSRs identified for sale.

Counterparty agreements for forward commitments contain master netting agreements. The table below presents the gross amounts of recognized assets and liabilities subject to master netting agreements. The Company had $137 and $247,604 of cash pledged to counterparties related to these forward commitments at December 31, 2021 and 2020, respectively, classified in Other assets in the Consolidated Balance Sheets. As of December 31, 2021 and 2020, there was $22,826 and zero, respectively, cash on our Consolidated Balance Sheets from the respective counterparties. Margins received by the Company are classified in Other liabilities in the Consolidated Balance Sheets.

	Gross Amount of Recognized Assets or Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
Offsetting of Derivative Assets
Balance at December 31, 2021
Forward commitments	$50,225	$(32,888)	$17,337
Balance at December 31, 2020
Forward commitments	$35,746	$(15,162)	$20,584

Offsetting of Derivative Liabilities
Balance at December 31, 2021
Forward commitments	$(54,922)	$35,011	$(19,911)
Balance at December 31, 2020
Forward commitments	$(715,671)	$209,600	$(506,071)

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

Notes to Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
Certain counterparties have master netting agreements. The master netting agreements contain a legal right to offset amounts due to and from the same counterparty. Derivative assets in the Consolidated Balance Sheets represent derivative contracts in a gain position, net of loss positions with the same counterparty and, therefore, also represent the Company’s maximum counterparty credit risk. The Company incurred zero credit losses due to nonperformance of any of its counterparties during the years ended December 31, 2021,and 2020.

13. Commitments, Contingencies, and Guarantees

Interest Rate Lock Commitments

IRLCs are agreements to lend to a client as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company evaluates each client’s creditworthiness on a case-by-case basis.

The number of days from the date of the IRLC to expiration of fixed and variable rate lock commitments outstanding at December 31, 2021 and 2020 was approximately 43 days on average.

The UPB of IRLCs was as follows:

	December 31, 2021		December 31, 2020
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
IRLCs	$25,937,777	$1,239,762	$53,736,717	$1,065,936

Commitments to Sell Mortgage Loans

In the ordinary course of business, the Company enters into contracts to sell existing mortgage loans held for sale into the secondary market at specified future dates. The amount of commitments to sell existing loans at December 31, 2021 and 2020 was $2,243,381 and $3,139,816, respectively.

Commitments to Sell Loans with Servicing Released

In the ordinary course of business, the Company enters into contracts to sell the MSRs of certain newly originated loans on a servicing released basis. In the event that a forward commitment is not filled and there has been an unfavorable market shift from the date of commitment to the date of settlement, the Company is contractually obligated to pay a pair-off fee on the undelivered balance. There were $333,594 and $280,502 of loans committed to be sold servicing released at December 31, 2021 and 2020, respectively.

Investor Reserves

The following presents the activity in the investor reserves:

	Year Ended December 31,
	2021	2020	2019
Balance at beginning of period	$87,191	$54,387	$56,943
(Benefit from) provision for investor reserves	(8,557)	36,814	(1,872)
Premium recapture and indemnification losses paid	254	(4,010)	(684)
Balance at end of period	$78,888	$87,191	$54,387

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

Notes to Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
Property Taxes, Insurance, and Principal and Interest Payable

As a service to its clients, the Company administers escrow deposits representing undisbursed amounts received for payment of property taxes, insurance and principal, and interest on mortgage loans held for sale. Cash held by the Company for property taxes and insurance was $3,682,366 and $3,551,400, and for principal and interest was $8,370,326 and $13,065,549 at December 31, 2021 and 2020, respectively. These amounts are not considered assets of the Company and, therefore, are excluded from the Consolidated Balance Sheets. The Company remains contingently liable for the disposition of these deposits.

Guarantees

As of December 31, 2021 and 2020, the Company guaranteed the debt of a related party totaling $5,216 and $15,000, consisting of three separate guarantees. As of December 31, 2021 and 2020, the Company did not record a liability on the Consolidated Balance Sheets for these guarantees because it was not probable that the Company would be required to make payments under these guarantees.

Trademark License

The Company has a perpetual trademark license agreement with a third-party entity. This agreement requires annual payments by the Company based upon the income from the sale of loans generated under the Quicken Loans brand. Total licensing fees incurred and paid were $625, $7,500, and $7,500 for the years ended December 31, 2021, 2020 and 2019 respectively, which is the maximum amount allowable under the contract for the periods indicated and is classified in other expenses in the Consolidated Statements of Income and Comprehensive Income. The Company has entered into an agreement with Intuit that, among other things, gives the Company full ownership of the "Quicken Loans" brand in 2022 in exchange for certain agreements, subject to the satisfaction of certain conditions. We have fulfilled our payment obligations pertaining to the licensing agreement with Intuit in 2021 and no further expenses are expected.

Tax Receivable Agreement

As indicated in Note 11, Income Taxes, the Company is party to a Tax Receivable Agreement.

Legal

Rocket Companies, through its subsidiaries, engages in, among other things, mortgage lending, title and settlement services, and other financial technology services. Rocket Companies and its subsidiaries operate in highly regulated industries and are routinely subject to various legal and administrative proceedings concerning matters that arise in the normal and ordinary course of business, including inquiries, complaints, subpoenas, audits, examinations, investigations and potential enforcement actions from regulatory agencies and state attorney generals; state and federal lawsuits and putative class actions; and other litigation. Periodically, we assess our potential liabilities and contingencies in connection with outstanding legal and administrative proceedings utilizing the latest information available. While it is not possible to predict the outcome of any of these matters, based on our assessment of the facts and circumstances, we do not believe any of these matters, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations or cash flows. However, actual outcomes may differ from those expected and could have a material effect on our financial position, results of operations or cash flows in a future period. Rocket Companies and its subsidiaries accrue for losses when they are probable to occur and such losses are reasonably estimable. Legal costs are expensed as they are incurred.

In 2018 an initial judgment was entered against Rocket Mortgage, formerly known as Quicken Loans Inc., and Amrock, formerly known as Title Source, Inc., for a certified class action lawsuit filed in the U.S. District Court of the Northern District of West Virginia. The lawsuit alleged that the defendants violated West Virginia state law by unconscionably inducing the plaintiffs (and a class of other West Virginians who received loans through Rocket Mortgage and appraisals through Amrock) into loans by including the borrower’s own estimated home values on appraisal order forms. The district court judge ruled in favor of the plaintiffs and, in a split decision, the U.S. Court of Appeals for the Fourth Circuit affirmed the district court’s decision to grant (i) class certification and (ii) summary judgment on the statutory damages claim. The court of appeals reversed the district court’s summary judgment ruling on a separate breach-of-contract claim and remanded that claim for further proceedings. Rocket Mortgage and Amrock filed a petition for writ of certiorari with the Supreme Court of the United States and, on January 10, 2022, the Supreme Court granted the petition, vacated the court of appeals’

Notes to Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
judgment, and remanded the case for further consideration. Rocket Mortgage and Amrock believe the resolution of this matter is not material to the consolidated financial statements.

Amrock is currently involved in civil litigation related to a business dispute between Amrock and HouseCanary, Inc. (“HouseCanary”). The lawsuit was filed on April 12, 2016, by Amrock—Title Source, Inc. v. HouseCanary, Inc., No. 2016-CI-06300 (37th Civil District Court, San Antonio, Texas)—and included claims against HouseCanary for breach of contract and fraudulent inducement stemming from a contract between Amrock and HouseCanary whereby HouseCanary was obligated to provide Amrock with appraisal and valuation software and services. HouseCanary filed counterclaims against Amrock for, among other things, breach of contract, fraud, and misappropriation of trade secrets. On March 14, 2018, following trial of the claims in the lawsuit, a Bexar County, Texas, jury awarded $706,200 in favor of HouseCanary and rejected Amrock's claims against HouseCanary. The district court entered judgment in favor of HouseCanary and against Amrock for an aggregate of $739,600 (consisting of $235,400 in actual damages; $470,800 in punitive damages; $28,900 in prejudgment interest; and $4,500 in attorney fees). On appeal (No. 04-19-00044-CV, Fourth Court of Appeals, San Antonio, Texas), the court of appeals affirmed judgment of no-cause on Amrock’s claim for breach of contract, but reversed judgment on HouseCanary’s misappropriation of trade secrets and fraud claims and remanded the case for a new trial on HouseCanary’s claims. In November 2020, HouseCanary filed a petition requesting the Supreme Court of Texas review the court of appeals’ decision. Briefing on that appeal is ongoing. The outcome of this matter remains uncertain, and the ultimate resolution of the litigation may be several years in the future. If the case is tried again, Amrock intends to present new evidence, including evidence revealed by whistleblowers who came forward with evidence that undermined HouseCanary’s claims after the conclusion of the original trial, and to vigorously defend against this case and any subsequent actions.

Quicken Loans and Rocket Homes are defending themselves against a tagalong lawsuit filed by HouseCanary that also includes claims for misappropriation of trade secrets. That case is in its early stages and is stayed pending a resolution of Quicken Loans’ and Rocket Homes’ dispositive motion.

On June 29, 2021 and July 13, 2021, two putative securities class action lawsuits were filed in the U.S. District Court for the Eastern District of Michigan asserting claims pursuant to Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 against Rocket Companies, and certain executive officers and directors. Both lawsuits challenge particular positive statements about Rocket Companies’ operations and prospects, purport to bring claims on behalf of all persons who purchased Rocket Companies Class A common stock between February 25, 2021 and May 5, 2021, and do not claim a specific amount of damages. On August 19, 2021, an alleged shareholder filed a shareholder derivative action asserting claims purportedly on behalf of Rocket Companies for breach of fiduciary duty, waste of corporate assets, and unjust enrichment against certain executive officers, the members of Rocket Companies’ Board, Rock Holdings, and, nominally, Rocket Companies in the Michigan State Circuit Court for the Third Judicial Circuit, Wayne County. On November 8, 2021, Defendants filed a motion to stay the lawsuit pending resolution of the parallel putative securities class actions. On November 23, 2021 and February 2, 2022, two alleged shareholders filed shareholder derivative actions asserting claims purportedly on behalf of Rocket Companies for breach of fiduciary duty against Rock Holdings, Daniel Gilbert, and, nominally, Rocket Companies in the Delaware Court of Chancery. The derivative lawsuits allege Rock Holdings sold Rocket Companies Class A common stock on the basis of nonpublic information and, in the Michigan lawsuit, that certain positive statements about Rocket Companies’ business operations and prospects were false. None of the derivative lawsuits claim a specific amount of damages. Due to the early stage of these proceedings and the lack of specific damages requests, Rocket Companies is unable to estimate a range of reasonably possible losses for any of these matters.

In addition to the matters described above, Rocket Companies and its subsidiaries are subject to other legal proceedings arising in the ordinary course of business. The ultimate outcome of these or other actions or proceedings, including any monetary awards against the companies, is uncertain and there can be no assurance as to the amount of any such potential awards.

As of December 31, 2021, we recorded reserves related to potential damages in connection with the above legal proceedings of $15,000. The ultimate outcome of these or other actions or proceedings, including any monetary awards against Rocket Companies or one or more of Rocket Companies' subsidiaries, is uncertain and there can be no assurance as to the amount of any such potential awards. Rocket Companies and its subsidiaries will incur defense costs and other expenses in connection with the lawsuits. Plus, if a judgment for money that exceeds specified thresholds is rendered against a subsidiary of Rocket Companies or against Rocket Companies and it or they fail to timely pay, discharge, bond or obtain a stay of execution of such judgment, it is possible that one or more of the companies could be deemed in default of loan funding facilities and other agreements governing indebtedness. If the final resolution of any such litigation is unfavorable in one or more of these

Notes to Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
actions, it could have a material adverse effect on the business, liquidity, financial condition, cash flows and results of operations of Rocket Companies or a subsidiary of Rocket Companies.

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

The most restrictive of the minimum net worth and capital requirements require the Company to maintain a minimum adjusted net worth balance of $1,794,783 and $2,175,968 as of December 31, 2021 and 2020, respectively. As of December 31, 2021 and 2020, the Company was in compliance with this requirement.

Notes to Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
15. Segments

The Company’s Chief Executive Officer, who has been identified as its Chief Operating Decision Maker (“CODM”), has evaluated how the Company views and measures its performance. ASC 280, Segment Reporting establishes the standards for reporting information about segments in financial statements. In applying the criteria set forth in that guidance, the Company has determined that it has two reportable segments - Direct to Consumer and Partner Network. The key factors used to identify these reportable segments are the organization and alignment of the Company’s internal operations and the nature of its marketing channels, which drive client acquisition into the mortgage platform. This determination reflects how its CODM monitors performance, allocates capital and makes strategic and operational decisions. The Company’s segments are described as follows:

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

Revenues in the Direct to Consumer segment are generated primarily from the gain on sale of loans, which includes loan origination fees, revenues from sales of loans into the secondary market, as well as the fair value of originated MSRs and hedging gains and losses. Loan servicing income (loss), net consists of the contractual fees earned for servicing loans and other ancillary servicing fees, as well as changes in the fair value of MSRs due to changes in valuation assumptions and realization of cash flows.

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

Notes to Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
The Company also reports an “all other” category that includes operations from Rocket Homes, Rock Connections, Rocket Auto, Core Digital Media, Rocket Loans, and includes professional service fee revenues from related parties. These operations are neither significant individually nor in aggregate and therefore do not constitute a reportable segment. The Company has yet to allocate Truebill to a reporting unit.

Key operating data for our business segments for the years ended:

Year Ended December 31, 2021	Direct to Consumer	Partner Network	Segments Total	All Other	Total
Revenues
Gain on sale	$8,843,040	$1,597,569	$10,440,609	$27,965	$10,468,574
Interest income	265,438	161,256	426,694	3,392	430,086
Interest expense on funding facilities	(161,867)	(99,226)	(261,093)	(53)	(261,146)
Servicing fee income	1,323,171	—	1,323,171	2,767	1,325,938
Changes in fair value of MSRs	(689,432)	—	(689,432)	—	(689,432)
Other income	1,001,060	105,976	1,107,036	533,410	1,640,446
Total U.S. GAAP Revenue, net	$10,581,410	$1,765,575	$12,346,985	$567,481	$12,914,466
Less: Increase in MSRs due to valuation assumptions	(487,473)	—	(487,473)	—	(487,473)
Adjusted revenue	$10,093,937	$1,765,575	$11,859,512	$567,481	$12,426,993
Directly attributable expenses	3,697,774	686,296	4,384,070	274,546	4,658,616
Contribution margin	$6,396,163	$1,079,279	$7,475,442	$292,935	$7,768,377

Year Ended December 31, 2020	Direct to Consumer	Partner Network	Segments Total	All Other	Total
Revenues
Gain on sale	$12,076,569	$2,986,418	$15,062,987	$7,716	$15,070,703
Interest income	215,171	111,876	327,047	2,546	329,593
Interest expense on funding facilities	(161,478)	(83,628)	(245,106)	(417)	(245,523)
Servicing fee income	1,070,463	—	1,070,463	3,792	1,074,255
Changes in fair value of MSRs	(2,379,355)	—	(2,379,355)	—	(2,379,355)
Other income	900,520	165,699	1,066,219	734,175	1,800,394
Total U.S. GAAP Revenue, net	$11,721,890	$3,180,365	$14,902,255	$747,812	$15,650,067
Plus: Decrease in MSRs due to valuation assumptions	1,288,156	—	1,288,156	—	1,288,156
Adjusted revenue	$13,010,046	$3,180,365	$16,190,411	$747,812	$16,938,223
Directly attributable expenses	3,637,525	537,543	4,175,068	412,351	4,587,419
Contribution margin	$9,372,521	$2,642,822	$12,015,343	$335,461	$12,350,804

Notes to Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)

Year Ended December 31, 2019	Direct to Consumer	Partner Network	Segments Total	All Other	Total
Revenues
Gain on sale	$4,318,930	$538,421	$4,857,351	$53,956	$4,911,307
Interest income	170,249	76,829	247,078	3,672	250,750
Interest expense on funding facilities	(91,650)	(41,359)	(133,009)	(1,907)	(134,916)
Servicing fee income	946,557	—	946,557	3,664	950,221
Changes in fair value of MSRs	(1,644,849)	—	(1,644,849)	—	(1,644,849)
Other income	443,290	22,423	465,713	270,876	736,589
Total U.S. GAAP Revenue, net	$4,142,527	$596,314	$4,738,841	$330,261	$5,069,102
Plus: Decrease in MSRs due to valuation assumptions	838,119	—	838,119	—	838,119
Adjusted revenue	$4,980,646	$596,314	$5,576,960	$330,261	$5,907,221
Directly attributable expenses	2,523,429	245,282	2,768,711	203,385	2,972,096
Contribution margin	$2,457,217	$351,032	$2,808,249	$126,876	$2,935,125

The following table represents a reconciliation of segment contribution margin to consolidated U.S. GAAP income before taxes for the years ended:

	Year Ended December 31,
	2021	2020	2019
Contribution margin, excluding change in MSRs due to valuation assumptions	$7,768,377	$12,350,804	$2,935,125
Increase (decrease) in MSRs due to valuation assumptions	487,473	(1,288,156)	(838,119)
Contribution margin, including change in MSRs due to valuation assumptions	$8,255,850	$11,062,648	$2,097,006
Less expenses not allocated to segments:
Salaries, commissions and team member benefits	936,255	815,940	601,174
General and administrative expenses	801,696	443,085	361,297
Depreciation and amortization	74,713	74,316	74,952
Interest and amortization expense on non-funding debt	230,740	186,301	136,853
Other expenses	27,545	11,349	18,290
Income before income taxes	$6,184,901	$9,531,657	$904,440

16. Non-controlling Interests

The non-controlling interest balance represents the economic interest in Holdings held by our Chairman and RHI. The following table summarizes the ownership of Holdings Units in Holdings as of:

	December 31, 2021		December 31, 2020
	Holdings Units	Ownership Percentage	Holdings Units	Ownership Percentage
Rocket Companies, Inc.'s ownership of Holdings Units	126,437,703	6.40%	115,372,565	5.81%
Holdings Units held by our Chairman	1,101,822	0.06%	1,101,822	0.06%
Holdings Units held by RHI	1,847,777,661	93.54%	1,867,977,661	94.13%
Balance at end of period	1,975,317,186	100.00%	1,984,452,048	100.00%

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

Notes to Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)

On March 31, 2021, the Company exchanged 20,200,000 shares of Class A common stock for the equivalent number of shares of Class D common stock and Holdings Units with RHI. This transaction resulted in an increase of Rocket Companies' controlling interest and a corresponding decrease of non-controlling interest of approximately 1.0%.

As of December 31, 2021 and 2020, Rocket Companies repurchased 14,442,195 and zero shares, respectively of Class A common stock under the Share Repurchase Program authorized in November 2020.

17. Share-based Compensation

The Company grants various types of share-based awards, both equity and cash awards, to various team members and directors of the Company and its affiliates. Included in share-based compensation expense for the Company are RKT and RHI denominated awards. Share-based compensation expense is included in Salaries, commissions and team member benefits on the Consolidated Statements of Income and Comprehensive Income. In connection with the IPO, equity-based awards were issued under the Rocket Companies, Inc. 2020 Omnibus Incentive Plan including restricted stock units ("RSUs") and stock options to purchase shares of our Class A common stock at an exercise price equal to the price to the public in the initial public offering. Share-based compensation expense is recognized on a straight-line basis over the requisite service period based on the fair value of the award on the date of grant, with forfeitures recognized as they occur.

RKT Awards

Stock Options

The Company grants Stock Options to certain team members that generally vest and become exercisable over a three year period, with 33.33% vesting on the first anniversary of the grant date, and the remaining 66.67% vesting ratably on a monthly basis over the 24 month period following the first anniversary of the grant date, subject to the grantee's employment or service with the Company through each applicable vesting date. The Stock Options will be exercisable, subject to vesting, for a period of 10 years after the grant date. The Stock Options activity for the period from July 1, 2020 to December 31, 2021 was as follows:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding on July 1, 2020	—	—	—	—
Granted	26,393,381	$18.01	9.6 Years	$59,246
Exercised	—	—	—	—
Expired	—	—	—	—
Forfeited	411,952	$18.00	—	$1,661
Outstanding as of December 31, 2020	25,981,429	$18.01	9.6 Years	$57,585
Granted	49,020	16.98	—	—
Exercised	10,466	18.00	—	9
Expired	144,257	18.00	—	—
Forfeited	1,375,310	18.00	—	2,942
Outstanding as of December 31, 2021	24,500,416	$18.01	8.6 Years	$54,634

The Company had 10,995,518 and zero stock options exercisable as of December 31, 2021 and 2020, respectively.

The Company estimates the fair value of the Stock Options at the date of grant using the Black-Scholes option pricing model. Weighted average inputs to the Black-Scholes option pricing model include an expected dividend yield of 1.5%, expected volatility factor of 34.0% (range of 34.0%-35.5%), risk-free interest rate of 0.29% (range of 0.29%-1.28%) and an expected term of 5.85 years, pursuant to vesting terms, resulting in a weighted average fair value of $18.01 per Stock Option.

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

Restricted Stock Units

The Company granted RSUs to certain team members that generally vest on the two year anniversary of the grant date or over a three year period with 33% vesting on each of the first three anniversaries of the grant date, subject, in each case, to the grantee's employment or service with the Company through each applicable vesting date. Certain non-employee directors of the Company received RSUs that vest on the first anniversary of the grant date, subject to the grantee's continued service through the vesting date. The RSU activity for the period from July 1, 2020 to December 31, 2021 was as follows:

	Number of Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Service Period
Outstanding on July 1, 2020	—	—	—
Granted	16,828,361	$18.03	2.2 Years
Vested	76,007	18.00	—
Forfeited	429,974	18.00	—
Outstanding as of December 31, 2020	16,322,380	$18.03	2.2 Years
Granted	1,678,230	17.01	—
Vested	3,276,242	18.02	—
Forfeited	1,367,051	18.10	—
Outstanding as of December 31, 2021	13,357,317	$17.90	1.2 Years

Team Member Stock Purchase Plan

The Team Member Stock Purchase Plan ("TMSPP") was initiated in December 2020, with the first offering period beginning in January 2021. Under the TMSPP, the Company is authorized to issue up to 10,526,316 shares of its common stock to qualifying team members. Eligible team members may direct the Company, during each three-month option period, to withhold up to 15% of their gross pay, the proceeds from which are used to purchase shares of common stock at a price equal to 85% of the closing market price on the exercise date. Under ASC 718, the TMSPP is a liability classified compensatory plan and the Company recognizes compensation expense over the offering period based on the fair value of the purchase discount. There were 2,778,209 shares purchased during the year ended December 31, 2021 under the TMSPP.

Summary of RKT Equity-Based Compensation Expense

A summary of share-based compensation expense recognized for the year ended December 31, 2021 and from July 1, 2020 to December 31, 2020 related to RKT-denominated awards is as follows:

	Year Ended December 31, 2021	July 1, 2020 to December 31, 2020
RKT stock options	$40,100	$17,207
RKT restricted stock units	107,867	49,203
RKT Team Member Stock Purchase Plan	9,388	—
RKT denominated share-based compensation expense	$157,355	$66,410

Notes to Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
Unrecognized compensation expense as of December 31, 2021, related to these Stock Options was $62,833 and is expected to be recognized over a weighted average period of 1.6 years.

Unrecognized compensation expense as of December 31, 2021 related to these RSUs was $142,391 and is expected to be recognized over a weighted average period of 1.5 years.

RHI Awards

RHI Denominated Restricted Stock Units (“RHI RSUs”)

During 2017 and 2019, RHI granted 1,076,433 and 125,000 RHI RSUs, respectively, to Company team members. Each RHI RSU, upon or after vesting, represents the right of the holder to receive one common share of RHI common stock. The RHI RSUs were accounted for under ASC 718 as equity-classified share-based compensation awards at grant date fair value. The RHI RSUs granted are only subject to service-based vesting with 20%–25% vesting immediately upon issuance and the remaining shares vesting annually over a four-year period. The related compensation expense is recognized on a straight-line basis with forfeitures recognized as they occur. Approximately 50,000, 80,000 and 472,040 unvested RHI RSUs remained outstanding as of December 31, 2021, 2020 and 2019 respectively.

RHI Denominated Cash-Settled Award

RHI provided for a tax-offset cash bonus for RHI RSUs granted to certain executives of the Company in 2017. This cash-settled award is accounted for under ASC 718 as a liability classified award. There were zero unvested RHI Cash-Settled Awards outstanding as of December 31, 2021.

RHI Denominated Stock Options ("RHI Options")

During 2016, RHI granted RHI Options to Company team members and zero unvested RHI Options remained outstanding as of December 31, 2021.

Summary of RHI-Denominated Equity-Based Compensation Expense

A summary of share-based compensation expense recognized for the year ended December 31, 2021, December 31, 2020, and December 31, 2019 related to RHI-denominated awards is as follows:

	Year ended December 31,
	2021	2020	2019
RHI restricted stock units	$5,413	$69,548	$39,029
RHI cash settled awards	—	26,421	12,546
RHI stock options	—	32	425
RHI denominated share-based compensation	$5,413	$96,001	$52,000

Unrecognized compensation expense as of December 31, 2021 related to the RHI RSUs is $9,222 to be recognized through 2023.

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

Notes to Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
Summary of Equity-Based and Cash-Settled Compensation Expense

Including subsidiary share-based compensation plans, total share-based compensation expense for the year ended December 31, 2021, 2020, and 2019 was $163,738, $162,608, and $52,249.

Subsequent Event

Subsequent to December 31, 2021 and in connection with the Truebill Acquisition, refer to Note 1 Business, Basis of Presentation and Accounting Policies for additional information, the Company granted approximately 12,700,000 RSU awards under the 2020 Omnibus Incentive Plan with a grant date fair value of $13.11. These RSUs vest quarterly over a four year period with front-loaded graded vesting, subject, in each case, to the grantee's employment or service with the Company through each applicable vesting date. The Company estimates future expense for these awards will be approximately $167,100 over the four year period with approximately $53,030 to be recognized during the year ended December 31, 2022.

18. Earnings Per Share

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

Basic earnings per share of Class A common stock is computed by dividing Net income attributable to Rocket Companies by the weighted-average number of shares of Class A common stock, outstanding during the period. Diluted earnings per share of Class A common stock is computed by dividing Net income attributable to Rocket Companies by the weighted-average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive securities. There was no Class B common stock outstanding as of December 31, 2021.

Prior to the IPO, Holdings membership structure included equity interests held by RHI. The Company analyzed the calculation of earnings per unit for periods prior to the IPO and determined that it resulted in values that would not be meaningful to the users of these consolidated financial statements. Therefore, earnings per share information has not been presented for the year ended December 31, 2019. The basic and diluted earnings per share period for the year ended December 31, 2020, represents only the period from August 6, 2020 to December 31, 2020, which represents the period wherein the Company had outstanding Class A common stock. There was no Class B common stock outstanding as of December 31, 2021 and 2020.

See Note 16, Non-controlling Interests for a description of Paired Interests and their potential impact on Class A and Class B share ownership.

The following table sets forth the calculation of the basic and diluted earnings per share for the periods following the reorganization and IPO for Class A common stock:

Notes to Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)

	Years Ended December 31,
	2021	2020
Net income	$6,072,163	$9,399,276
Net income attributable to non-controlling interest	(5,763,953)	(9,201,325)
Net income attributable to Rocket Companies	308,210	197,951
Add: Reallocation of Net income attributable to vested, undelivered stock awards	150	—
Net income attributable to common shareholders	$308,360	$197,951

Numerator:
Net income attributable to Class A common shareholders - basic	$308,360	$197,951
Add: Reallocation of net income attributable to dilutive impact of pro-forma conversion of Class D shares to Class A shares (1)	4,301,126	—
Add: Reallocation of net income attributable to dilutive impact of share-based compensation awards (2)	10,948	7,092
Net income attributable to Class A common shareholders - diluted	$4,620,434	$205,043
Denominator:
Weighted average shares of Class A common stock outstanding - basic	130,578,206	111,926,619
Add: Dilutive impact of conversion of Class D shares to Class A shares	1,853,804,962	—
Add: Dilutive impact of share-based compensation awards (3)	5,050,399	4,311,874
Weighted average shares of Class A common stock outstanding - diluted	1,989,433,567	116,238,493

Earnings per share of Class A common stock outstanding - basic	$2.36	$1.77
Earnings per share of Class A common stock outstanding - diluted	$2.32	$1.76

(1)     Net income calculated using the estimated annual effective tax rate of Rocket Companies, Inc.

(2)    Reallocation of net income attributable to dilutive impact of share-based compensation awards for the years ended December 31, 2021 and 2020 comprised of $10,660 and $6,683 related to restricted stock units, zero and $409 related to stock options and $288 and zero related to TMSPP.

(3)     Dilutive impact of share-based compensation awards for the years ended December 31, 2021 and 2020 comprised of 4,917,705 and 4,063,444 related to restricted stock units, zero and 248,430 related to stock options and 132,694 and zero related to TMSPP.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report. This system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP. Based on such evaluation, our CEO and CFO have concluded that as of December 31, 2021, our disclosure controls and procedures are designed and effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f). Our management performed an assessment of the effectiveness of our internal control over financial reporting at December 31, 2021, based on the criteria of the “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective at December 31, 2021. Based on management’s assessment, we have concluded that our internal control over financial reporting was effective at December 31, 2021.

The effectiveness of our internal control over financial reporting has been audited by Ernst & Young LLP, Independent Registered Public Accounting Firm, as stated in its report which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in our management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) of the Exchange Act during the year ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The required information is incorporated by reference from the Proxy Statement pertaining to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the Company's fiscal year end covered by this Annual Report on Form 10-K.

Item 11. Executive Compensation

The required information is incorporated by reference from the Proxy Statement pertaining to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the Company's fiscal year end covered by this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The required information is incorporated by reference from the Proxy Statement pertaining to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the Company's fiscal year end covered by this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The required information is incorporated by reference from the Proxy Statement pertaining to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the Company's fiscal year end covered by this Annual Report on Form 10-K.

Item 14. Principal Accountant Fees and Services

The required information is incorporated by reference from the Proxy Statement pertaining to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the Company's fiscal year end covered by this Annual Report on Form 10-K.

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
4.2
Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated herein by reference to Exhibit 4.2 to the Company's Annual Report on Form 10-K, filed on March 24, 2021)

10.1
Registration Rights Agreement between Rock Holdings, Inc., Daniel Gilbert, the other parties thereto and Rocket Companies, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed on November 12, 2020)

10.2	Tax Receivable Agreement (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, filed on November 12, 2020)
10.03
Exchange Agreement, by and among RKT Holdings, LLC, Rocket Companies, Inc., Rock Holdings Inc., Daniel Gilbert and the holders of Holdings Units and shares of Class C Common Stock or Class D Common Stock from time to time party thereto (incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q, filed on November 12, 2020)

10.04	Second Amended and Restated Operating Agreement of RKT Holdings, LLC (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q, filed on November 12, 2020)
10.05+	Rocket Companies, Inc. 2020 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.6 to the Company's Amendment No. 2 to Form S-1 (Registration No. 333-239726) filed on July 28, 2020)
10.06+
Form of Restricted Stock Unit Agreement for use with the Rocket Companies, Inc. 2020 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K, filed on March 24, 2021)

10.07+
Form of Stock Option Agreement for use with the Rocket Companies, Inc., 2020 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K, filed on March 24, 2021)

10.08+
Form of Director Restricted Stock Unit Agreement for use with the Rocket Companies, Inc. 2020 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K, filed on March 24, 2021)

10.09+
Form of Consultant Restricted Stock Unit Agreement for use with the Rocket Companies, Inc. 2020 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K, filed on March 24, 2021)

10.10+
Form of Consultant Stock Option Agreement for use with the Rocket Companies Inc. 2020 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K, filed on March 24, 2021)

10.11+	Rock Holdings Inc. 2015 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.10 to the Company's Amendment No. 2 to Form S-1 (Registration No. 333-239726) filed on July 28, 2020)

10.12+
Form of Restricted Stock Unit Award Agreement for use with the Rock Holdings Inc. 2015 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.11 to the Company's Amendment No. 2 to Form S-1 (Registration No. 333-239726) filed on July 28, 2020)

10.13	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.3 to the Company's Amendment No. 2 to Form S-1 (Registration No. 333-239726) filed on July 28, 2020)
10.14+	Form of Executive Employment Agreement (incorporated herein by reference to Exhibit 10.4 to the Company's Amendment No. 2 to Form S-1 (Registration No. 333-239726) filed on July 28, 2020)
10.15+	Form of Consulting Agreement (incorporated herein by reference to Exhibit 10.34 to the Company's Amendment No. 2 to Form S-1 (Registration No. 333-239726) filed on July 28, 2020)
10.16+
Rocket Companies, Inc. 2020 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.33 to the Company's Amendment No. 2 to Form S-1 (Registration No. 333-239726) filed on July 28, 2020)

10.17#
Loan and Security Agreement, dated April 30, 2018, by and between Quicken Loans Inc., as borrower, and Federal Home Loan Mortgage Corporation, solely in its capacity as lender (incorporated herein by reference to Exhibit 10.24 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.18#
Amendment No. 1 to the Loan and Security Agreement, dated April 1, 2019, by and between Quicken Loans Inc., as borrower, and the Federal Home Loan Mortgage Corporation, solely in its capacity as lender (incorporated herein by reference to Exhibit 10.24.1 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.19
Amendment No. 2 to the Loan and Security Agreement, dated June 20, 2019, by and between Quicken Loans Inc., as borrower, and the Federal Home Loan Mortgage Corporation, solely in its capacity as lender (incorporated herein by reference to Exhibit 10.24.2 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.20#
Revolving Credit Agreement, dated as of August 10, 2021, by and among Rocket Mortgage, LLC, as Borrower, the Lenders Party Thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.8to the Company's Quarterly Report on Form 10-Q, filed on August 13, 2021)

10.21#
Third Amended and Restated Master Repurchase Agreement, dated May 24, 2017, by and among Credit Suisse First Boston Mortgage Capital LLC, as administrative agent, Credit Suisse AG, acting through its Cayman Islands Branch, as buyer, Alpine Securitization LTD, as buyer, other Buyers from time to time party thereto, and Quicken Loans Inc. and One Reverse Mortgage, LLC, as sellers (incorporated herein by reference to Exhibit 10.13 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.22#
Amendment No. 1 to Third Amended and Restated Master Repurchase Agreement, dated October 23, 2019, by and among Credit Suisse First Boston Mortgage Capital LLC, as administrative agent, Credit Suisse AG, acting through its Cayman Islands Branch, as buyer, Alpine Securitization LTD, as buyer, other Buyers from time to time party thereto, and Quicken Loans Inc. and One Reverse Mortgage, LLC, as sellers (incorporated herein by reference to Exhibit 10.13.1 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.23
Omnibus Amendment to Third Amended and Restated Master Repurchase Agreement, Pricing Side Letter, and Amended and Restated Margin, Setoff and Master Netting Agreement, dated April 20, 2020, by and among Credit Suisse First Boston Mortgage Capital LLC, as administrative agent, Credit Suisse AG, acting through its Cayman Islands Branch, as buyer, Alpine Securitization Ltd, as buyer, other Buyers from time to time party thereto, and Quicken Loans, LLC and One Reverse Mortgage, LLC, as sellers (incorporated herein by reference to Exhibit 10.13.2 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.24
Amendment No. 2 to Third Amended and Restated Master Repurchase Agreement, dated as of October 27, 2020, by and among Credit Suisse First Boston College Mortgage Capital LLC, as administrative Agent, Credit Suisse AG, acting through its Cayman Islands Branch, as buyer, Alpine Securitization LTD, as buyer, other buyers from time to time party thereto, and Quicken Loans, LLC and One Reverse Mortgage, LLC as sellers (incorporated herein by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K, filed on March 24, 2021)

10.25#
Amended and Restated Master Repurchase Agreement, dated April 10, 2015, by and between UBS Real Estate Securities Inc., as buyer and Quicken Loans Inc., as seller (incorporated herein by reference to Exhibit 10.15 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.26
Amendment No. 1 to Amended and Restated Master Repurchase Agreement, dated June 24, 2015, by and between UBS Real Estate Securities Inc., as buyer, and Quicken Loans Inc., as seller (incorporated herein by reference to Exhibit 10.15.1 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.27#
Amendment No. 2 to Amended and Restated Master Repurchase Agreement, dated January 29, 2016, by and between UBS Real Estate Securities Inc., as buyer, and Quicken Loans Inc., as seller (incorporated herein by reference to Exhibit 10.15.2 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.28#
Assignment and Amendment No. 3 to Amended and Restated Master Repurchase Agreement and Assignment and Amendment No. 6 to Pricing Letter, dated October 6, 2016, by and among UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as assignee, UBS Real Estate Securities Inc., as assignor, and Quicken Loans Inc., as seller (incorporated herein by reference to Exhibit 10.15.3 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.29#
Amendment No. 4 to Amended and Restated Master Repurchase Agreement, dated April 14, 2017, by and between UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as buyer, and Quicken Loans Inc., as seller (incorporated herein by reference to Exhibit 10.15.4 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.30
Amendment No. 5 to Amended and Restated Master Repurchase Agreement, dated December 6, 2018, by and between UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as buyer, and Quicken Loans Inc., as seller (incorporated herein by reference to Exhibit 10.15.5 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.31#
Amendment No. 6 to Amended and Restated Master Repurchase Agreement, dated April 25, 2019, by and between UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as buyer, and Quicken Loans Inc., as seller (incorporated herein by reference to Exhibit 10.15.6 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.32
Amendment No. 7 to Amended and Restated Master Repurchase Agreement, dated June 26, 2019, by and between UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as buyer, and Quicken Loans Inc., as seller (incorporated herein by reference to Exhibit 10.15.7 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.33
Amendment No. 8 to Amended and Restated Master Repurchase Agreement, dated September 16, 2019, by and between UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as buyer, and Quicken Loans Inc., as seller (incorporated herein by reference to Exhibit 10.15.8 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.34
Amendment No. 9 to Amended and Restated Master Repurchase Agreement, dated December 5, 2019, by and between UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as buyer, and Quicken Loans Inc., as seller (incorporated herein by reference to Exhibit 10.15.9 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.35
Amendment No. 10 to Amended and Restated Master Repurchase Agreement and Amendment No. 23 to Pricing Letter, dated April 20, 2020, by and between UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as buyer, and Quicken Loans Inc., as seller (incorporated herein by reference to Exhibit 10.15.10 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.36
Amendment No. 11 to Amended and Restated Master Repurchase Agreement, dated December 3, 2020, by and between UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as buyer, and Quicken Loans, LLC, as seller (incorporated herein by reference to Exhibit 10.46 to the Company's Annual Report on Form 10-K, filed on March 24, 2021)

10.37
Amendment No. 12 to Amended and Restated Master Repurchase Agreement, dated April 14, 2021, by and between UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as buyer, and Quicken Loans Inc., as seller (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on August 13, 2021)

10.38
Amendment No. 13 to Amended and Restated Master Repurchase Agreement, dated May 28, 2021, by and between UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as buyer, and Quicken Loans Inc., as seller (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on August 13, 2021)

10.39*
Amendment No. 14 to Amended and Restated Master Repurchase Agreement, dated December 2, 2021, by and between UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as buyer, and Rocket Mortgage, LLC, as seller

10.40*
Amendment No. 15 to Amended and Restated Master Repurchase Agreement, dated February 11, 2022, by and between UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as buyer, and Rocket Mortgage, LLC, as seller

10.41#
Master Repurchase Agreement, dated May 2, 2013, by and among JPMorgan Chase Bank, N.A., as buyer and administrative agent for the buyers, the other Buyers from time to time party thereto, Quicken Loans Inc., as seller, and J.P. Morgan Securities LLC, as sole bookrunner and sole lead arranger (incorporated herein by reference to Exhibit 10.16 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.42#
First Amendment to Master Repurchase Agreement, dated May 1, 2014, by and among JPMorgan Chase Bank, N.A., as buyer and administrative agent for the buyers, the other Buyers from time to time party thereto, and Quicken Loans Inc., as seller (incorporated herein by reference to Exhibit 10.16.1 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.43#
Second Amendment to Master Repurchase Agreement, dated December 19, 2014, by and among JPMorgan Chase Bank, N.A., as buyer and administrative agent for the buyers, the other Buyers from time to time party thereto, and Quicken Loans Inc., as seller (incorporated herein by reference to Exhibit 10.16.2 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.44#
Third Amendment to Master Repurchase Agreement, dated April 30, 2015, by and among JPMorgan Chase Bank, N.A., as buyer and administrative agent for the buyers, the other Buyers from time to time party thereto, and Quicken Loans Inc., as seller (incorporated herein by reference to Exhibit 10.16.3 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.45#
Fourth Amendment to Master Repurchase Agreement, dated April 28, 2016, by and among JPMorgan Chase Bank, N.A., as buyer and administrative agent for the buyers, the other Buyers from time to time party thereto, and Quicken Loans Inc., as seller (incorporated herein by reference to Exhibit 10.16.4 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.46#
Fifth Amendment to Master Repurchase Agreement, dated November 18, 2016, by and among JPMorgan Chase Bank, N.A., as buyer and administrative agent for the buyers, the other Buyers from time to time party thereto, and Quicken Loans Inc., as seller (incorporated herein by reference to Exhibit 10.16.5 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.47#
Sixth Amendment to Master Repurchase Agreement, dated April 27, 2017, by and among JPMorgan Chase Bank, N.A., as buyer and administrative agent for the buyers, the other Buyers from time to time party thereto, and Quicken Loans Inc., as seller (incorporated herein by reference to Exhibit 10.16.6 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.48#
Seventh Amendment to Master Repurchase Agreement, dated October 12, 2017, by and among JPMorgan Chase Bank, N.A., as buyer and administrative agent for the buyers, the other Buyers from time to time party thereto, and Quicken Loans Inc., as seller (incorporated herein by reference to Exhibit 10.16.7 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.49#
Eighth Amendment to Master Repurchase Agreement, dated December 14, 2017, by and among JPMorgan Chase Bank, N.A., as buyer and administrative agent for the buyers, the other Buyers from time to time party thereto, and Quicken Loans Inc., as seller (incorporated herein by reference to Exhibit 10.16.8 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.50#
Ninth Amendment to Master Repurchase Agreement, dated January 25, 2018, by and among JPMorgan Chase Bank, N.A., as buyer and administrative agent for the buyers, the other Buyers from time to time party thereto, and Quicken Loans Inc., as seller (incorporated herein by reference to Exhibit 10.16.9 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.51#
Tenth Amendment to Master Repurchase Agreement, dated April 26, 2018, by and among JPMorgan Chase Bank, N.A., as buyer and administrative agent for the buyers, the other Buyers from time to time party thereto, and Quicken Loans Inc., as seller (incorporated herein by reference to Exhibit 10.16.10 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.52#
Eleventh Amendment to Master Repurchase Agreement, dated June 20, 2018, by and among JPMorgan Chase Bank, N.A., as buyer and administrative agent for the buyers, the other Buyers from time to time party thereto, and Quicken Loans Inc., as seller (incorporated herein by reference to Exhibit 10.16.11 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.53#
Twelfth Amendment to Master Repurchase Agreement, dated April 25, 2019, by and among JPMorgan Chase Bank, N.A., as buyer and administrative agent for the buyers, the other Buyers from time to time party thereto, and Quicken Loans Inc., as seller (incorporated herein by reference to Exhibit 10.16.12 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.54#
Thirteenth Amendment to Master Repurchase Agreement, dated June 22, 2019, by and among JPMorgan Chase Bank, N.A., as buyer and administrative agent for the buyers, the other Buyers from time to time party thereto, and Quicken Loans Inc., as seller (incorporated herein by reference to Exhibit 10.16.13 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.55#
Fourteenth Amendment to Master Repurchase Agreement, dated September 26, 2019, by and among JPMorgan Chase Bank, N.A., as buyer and administrative agent for the buyers, the other Buyers from time to time party thereto, and Quicken Loans Inc., as seller (incorporated herein by reference to Exhibit 10.16.14 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.56#
Fifteenth Amendment to Master Repurchase Agreement, dated December 16, 2019, by and among JPMorgan Chase Bank, N.A., as buyer and administrative agent for the buyers, the other Buyers from time to time party thereto, and Quicken Loans Inc., as seller (incorporated herein by reference to Exhibit 10.16.15 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.57#
Sixteenth Amendment to Master Repurchase Agreement, dated April 10, 2020, by and among JPMorgan Chase Bank, N.A., as buyer and administrative agent for the buyers, the other Buyers from time to time party thereto, and Quicken Loans Inc., as seller (incorporated herein by reference to Exhibit 10.16.16 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.58#
Seventeenth Amendment to Master Repurchase Agreement, dated April 15, 2020, by and among JPMorgan Chase Bank, N.A., as buyer and administrative agent for the buyers, the other Buyers from time to time party thereto, and Quicken Loans, LLC, as seller (incorporated herein by reference to Exhibit 10.16.17 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.59#
Eighteenth Amendment to Master Repurchase Agreement, dated July 16, 2021, by and among JPMorgan Chase Bank, N.A., as buyer and administrative agent for the buyers, the other Buyers from time to time party thereto, and Quicken Loans, LLC, as seller (incorporated herein by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q filed on August 13, 2021)

10.60#
Nineteenth Amendment to Master Repurchase Agreement, dated August 25, 2021, by and among JPMorgan Chase Bank, N.A., as buyer and administrative agent for the buyers, the other Buyers from time to time party thereto, and Rocket Mortgage, LLC, as seller (incorporated herein by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q filed on November 9, 2021)

10.61*#	Amendment No. 5 to Master Repurchase Agreement, dated November 17, 2021, by and between Royal Bank of Canada, as buyer, and Rocket Mortgage, LLC., as seller
10.62#
Amended and Restated Master Repurchase Agreement, dated June 29, 2021, among Bank of America, N.A., as buyer, RCKT Mortgage SPE-A, LLC, as seller, and Quicken Loans, LLC, as guarantor (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on August 13, 2021)

10.63#
Master Repurchase Agreement, dated September 4, 2019, by and between Citibank, N.A., as buyer, and Quicken Loans Inc., as seller (incorporated herein by reference to Exhibit 10.19 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.64
Amendment Number One to Master Repurchase Agreement, dated April 15, 2020, by and between Citibank, N.A., as buyer, and Quicken Loans, LLC, as seller (incorporated herein by reference to Exhibit 10.19.1 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.65#
Amendment Number Two to Master Repurchase Agreement, dated September 24, 2021, by and between Citibank, N.A., as buyer, and Rocket Mortgage, LLC (f/k/a Quicken Loans, LLC), as seller (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report filed on November 9, 2021)

10.66
Amendment Number Three to Master Repurchase Agreement, dated September 27, 2021, by and between Citibank, N.A., as buyer, and Rocket Mortgage, LLC (f/k/a Quicken Loans, LLC), as seller (incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report filed on November 9, 2021)

10.67#
Master Repurchase Agreement, dated October 17, 2019, by and among Morgan Stanley Bank, N.A., as buyer, Morgan Stanley Mortgage Capital Holdings LLC, as agent, and Quicken Loans Inc., as seller (incorporated herein by reference to Exhibit 10.20 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.68
Amendment Number One to Master Repurchase Agreement, dated April 15, 2020, by and among Morgan Stanley Bank, N.A., as buyer, Morgan Stanley Mortgage Capital Holdings LLC, as agent, and Quicken Loans, LLC, as seller (incorporated herein by reference to Exhibit 10.20.1 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.69#
Amendment Number Four to Master Repurchase Agreement, dated August 2, 2021, by and among Morgan Stanley Bank, N.A., as buyer, Morgan Stanley Mortgage Capital Holdings LLC, as agent, and Rocket Mortgage, LLC, as seller (incorporated herein by reference to Exhibit 10.7 to the Company's Quarterly Report filed on August 13, 2021)

10.70#
Amendment Number Five to Master Repurchase Agreement, dated September 16, 2021, by and among Morgan Stanley Bank, N.A., as buyer, Morgan Stanley Mortgage Capital Holdings LLC, as agent, and Rocket Mortgage, LLC, as seller (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report filed on November 9, 2021)

10.71#
Master Repurchase Agreement, dated December 14, 2017, by and among JPMorgan Chase Bank, National Association, as buyer, QL Ginnie EBO, LLC, as seller, QL Ginnie REO, LLC, as REO Subsidiary and Quicken Loans Inc., as guarantor (incorporated herein by reference to Exhibit 10.22 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.72#
Amendment No. 1 to Master Repurchase Agreement, dated as of June 10, 2019, by and among JPMorgan Chase Bank, National Association, as buyer, QL Ginnie EBO, LLC, as seller, QL Ginnie REO, LLC, as REO Subsidiary and Quicken Loans Inc., as guarantor (incorporated herein by reference to Exhibit 10.22.1 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.73
Omnibus Amendment to Master Repurchase Agreement, Pricing Side Letter, Guaranty and Netting Agreement, dated as of April 20, 2020, by and among JPMorgan Chase Bank, National Association, as buyer, QL Ginnie EBO, LLC, as seller, QL Ginnie REO, LLC, as REO Subsidiary and Quicken Loans, LLC, as guarantor (incorporated herein by reference to Exhibit 10.22.2 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.74
Guaranty, dated December 14, 2017 (as amended, restated, supplemented, or otherwise modified from time to time), by Quicken Loans Inc., as guarantor, in favor of JPMorgan Chase Bank, National Association, as buyer (incorporated herein by reference to Exhibit 10.23 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.75#
Amendment No. 1 to Master Repurchase Agreement, dated as of September 24, 2021, by and between Barclays Bank PLC, as Buyer, and Rocket Mortgage, LLC (f/k/a Quicken Loans, LLC), as Seller (incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q, filed on November 9, 2021)

10.76*#
Amendment No. 2 to Master Repurchase Agreement, dated as of December 17, 2021, by and among Nomura Corporate Funding Americas, LLC, as a buyer and as agent, Oakdale Secured Funding Trust Quartz, as a buyer, other buyers from time to time party thereto and Rocket Mortgage, LLC, as Seller

10.77#
Lease, dated as of July 6, 2004, by and between PW/MS Op Sub I, LLC, as landlord, and Quicken Loans Inc., as tenant (incorporated herein by reference to Exhibit 10.25 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.78#
First Amendment to 800 Tower Drive Lease, dated as of July 13, 2005, by and between 800 Tower SPE LLC, as landlord, and Quicken Loans Inc., as tenant (incorporated herein by reference to Exhibit 10.25.1 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.79
Second Amendment to 800 Tower Drive Lease, dated as of October 31, 2005, by and between 800 Tower SPE LLC, as landlord, and Quicken Loans Inc., as tenant (incorporated herein by reference to Exhibit 10.25.2 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.80#
Third Lease Amendment, dated as of October 10, 2006, by and between 800 Tower SPE LLC, as landlord, and Quicken Loans Inc., as tenant (incorporated herein by reference to Exhibit 10.25.3 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.81#
Fourth Lease Amendment, dated as of March 21, 2007, by and between 800 Tower SPE LLC, as landlord, and Quicken Loans Inc., as tenant (incorporated herein by reference to Exhibit 10.25.4 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.82#
Fifth Amendment of Lease, dated as of May 4, 2009, by and between Gateway Lewis, LLC, as landlord, and Quicken Loans Inc., as tenant (incorporated herein by reference to Exhibit 10.25.5 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.83#
Sixth Amendment to Lease, dated as of April 30, 2012, by and between LSREF 2 Clover REO 2, LLC, as landlord, and Quicken Loans Inc., as tenant (incorporated herein by reference to Exhibit 10.25.6 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.84#
Seventh Amendment to Lease, dated as of May 25, 2012, by and between 800 NTCC, LLC, as landlord, and Quicken Loans Inc. as tenant (incorporated herein by reference to Exhibit 10.25.7 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.85#
Eighth Amendment to Lease, dated as of November 27, 2012, by and between 800 NTCC, LLC, as landlord, and Quicken Loans Inc., as tenant (incorporated herein by reference to Exhibit 10.25.8 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.86#
Ninth Amendment to Lease, dated as of April 29, 2013, by and between 800 NTCC, LLC, as landlord, and Quicken Loans Inc., as tenant (incorporated herein by reference to Exhibit 10.25.9 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.87#
Tenth Amendment to Lease, dated as of May 18, 2015, by and between 800 NTCC, LLC, as landlord, and Quicken Loans Inc., as tenant (incorporated herein by reference to Exhibit 10.25.10 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.88#
Eleventh Amendment to Lease, dated as of November 12, 2018, between 800 NTCC, LLC, as landlord, and Quicken Loans Inc., as tenant (incorporated herein by reference to Exhibit 10.25.11 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.89#
Lease, dated January 19, 2015, by and between 1401 Rosa Parks Blvd, LLC., as landlord, and Quicken Loans Inc., as tenant (incorporated herein by reference to Exhibit 10.26 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.90#
Amended and Restated Lease, dated October 17, 2011, by and between 611 Webward Avenue, LLC, as landlord, and Quicken Loans Inc., as tenant (incorporated herein by reference to Exhibit 10.27 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.91*#	First Amendment to Amended and Restated Lease, dated June 16, 2014, by and between 611 Webward Avenue Master Tenant, LLC, as landlord, and Quicken Loans Inc., as tenant
10.92*#	Second Amendment to Amended and Restated Lease, dated July 19, 2016, by and between 611 Webward Avenue Master Tenant, LLC, as landlord, and Quicken Loans Inc., as tenant
10.93*#	Third Amendment to Amended and Restated Lease, dated July 2, 2021, by and between 611 Webward Avenue Master Tenant, LLC, as landlord, and Quicken Loans, LLC, as tenant
10.94#
Lease, dated September 4, 2015, by and between 615 West Lafayette LLC, as landlord, and Quicken Loans Inc, as tenant (incorporated herein by reference to Exhibit 10.28 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.95*#	First Amendment to Lease, dated September 4, 2015, by and between 615 West Lafayette LLC, as landlord, and Quicken Loans Inc., as tenant
10.96*#	Second Amendment to Lease, dated June 3, 2016, by and between 615 West Lafayette LLC, as landlord, and Quicken Loans Inc., as tenant
10.97*#	Third Amendment to Lease, dated January 6, 2017, by and between 615 West Lafayette LLC, as landlord, and Quicken Loans Inc., as tenant
10.98*#	Fourth Amendment to Lease, dated April 18, 2019, by and between 615 West Lafayette LLC, as landlord, and Quicken Loans Inc., as tenant
10.99#
Amended and Restated Lease, dated as of December 31, 2014, by and between 1000 Webward LLC, as landlord, and Quicken Loans Inc., as tenant (incorporated herein by reference to Exhibit 10.29 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.100#
First Amendment to Amended and Restated Lease, dated as of May 1, 2017, by and between 1000 Webward LLC, as landlord, and Quicken Loans Inc., as tenant (incorporated herein by reference to Exhibit 10.29.1 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.101#
Second Amendment to Amended and Restated Lease, dated as of December 17, 2018, by and between 1000 Webward LLC, as landlord, and Quicken Loans Inc., as tenant (incorporated herein by reference to Exhibit 10.29.2 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.102#
Third Amendment to Amended and Restated Lease, dated as of July 16, 2021, by and between 1000 Webward LLC, as landlord, and Quicken Loans, LLC, as tenant (incorporated herein by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q filed on November 9, 2021)

10.103#
Lease, dated May 20, 2016, by and between Higbee Mothership LLC, as landlord, and Quicken Loans Inc., as tenant (incorporated herein by reference to Exhibit 10.30 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.104
First Amendment to Lease, dated June 20, 2016, by and between Higbee Mothership LLC, as landlord, and Quicken Loans Inc., as tenant (incorporated herein by reference to Exhibit 10.30.1 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.105#
One North Central Office Lease, dated as of June 5, 2017, by and between AGP One North Central Owner LLC, as landlord, and Quicken Loans Inc., as tenant (incorporated herein by reference to Exhibit 10.31 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.106#
Amendment to Lease, dated as of March 14, 2018, by and between AGP One North Central Owner LLC, as landlord, and Quicken Loans Inc., as tenant (incorporated herein by reference to Exhibit 10.31.1 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.107#
Second Amendment to Lease, dated as of August 12, 2019, by and between AGP One North Central Owners LLC, as landlord, and Quicken Loans Inc., as tenant (incorporated herein by reference to Exhibit 10.31.2 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.108#
Third Amendment to Lease, dated as of October 14, 2019, by and between AGP One North Central Owner LLC, as landlord, and Quicken Loans Inc., as tenant (incorporated herein by reference to Exhibit 10.31.3 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.109#
Fourth Amendment to Lease, dated as of December 30, 2020, by and between AGP One North Central Owner LLC, as landlord, and Quicken Loans, LLC, as tenant (incorporated herein by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q filed on November 9, 2021)

10.110*#	Lease Agreement, dated as of April 2, 2012, by and between TC Park South, LLC, as landlord, and Quicken Loans Inc., as tenant
10.111*#	First Amendment to Lease Agreement, dated as of March 15, 2013, by and between TC Park South, LLC, as landlord, and Quicken Loans Inc., as tenant
10.112*#	Second Amendment to Lease Agreement, dated as of April 29, 2015, by and between TDC Green Southpark, LLC, as landlord, and Quicken Loans Inc., as tenant
10.113*#	Third Amendment to Lease Agreement, dated as of July 19, 2016, by and between CCP Property Owner Southpark LLC, as landlord, and Quicken Loans Inc., as tenant
10.114*#	Fourth Amendment to Lease Agreement, dated as of December 21, 2017, by and between CCP Property Owner Southpark LLC, as landlord, and Quicken Loans Inc., as tenant
10.115*#	Fifth Amendment to Lease Agreement, dated as of January 17, 2020, by and between Two Southpark, LLC, as landlord, and Quicken Loans Inc., as tenant
21.1*	Significant Subsidiaries of Rocket Companies, Inc.
23.1*	Consent of Ernst & Young LLP, independent registered public accounting firm
31.1*	Certification of CEO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)
31.2*	Certification of CFO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)
32.1*	Certification by the CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification by the CFO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

+	Management contract or compensatory plan or arrangement.
*	Filed herewith.

#	Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The Company agrees to furnish supplementally an unredacted copy of the exhibit to the Securities and Exchange Commission upon its request.

Item 16. Form 10-K Summary

None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 1, 2022.

Rocket Companies, Inc.

By:	/s/ Jay Farner
Name: Jay Farner
Title: Chief Executive Officer and Vice Chairman
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 1, 2022.

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