Form 10-Q
period 2022-03-31
Rocket Companies, Inc.
filed 2022-05-10
CIK 1805284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of May 3, 2022, 118,539,560 shares of the registrant's Class A common stock, $0.00001 par value, and 1,848,879,483 shares of the registrant's Class D common stock, $0.00001 par value, were outstanding.

Rocket Companies, Inc.
Form 10-Q
For the period ended March 31, 2022

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)
Rocket Companies, Inc.
Condensed Consolidated Balance Sheets
(In Thousands, Except Shares and Per Share Amounts)

	March 31, 2022	December 31, 2021
Assets	(Unaudited)
Cash and cash equivalents	$2,310,661	$2,131,174
Restricted cash	77,027	80,423
Mortgage loans held for sale, at fair value	10,685,144	19,323,568
Interest rate lock commitments (“IRLCs”), at fair value	213,210	538,861
Mortgage servicing rights (“MSRs”), at fair value	6,410,288	5,385,613
Notes receivable and due from affiliates	10,796	9,753
Property and equipment, net of accumulated depreciation and amortization of $581,618 and $567,406, respectively	260,042	254,376
Deferred tax asset, net	555,663	572,049
Lease right of use assets	414,201	427,895
Forward commitments, at fair value	667,908	17,337
Loans subject to repurchase right from Ginnie Mae	1,490,804	1,918,032
Other assets	2,152,276	2,115,814
Total assets	$25,248,020	$32,774,895
Liabilities and equity
Liabilities
Funding facilities	$6,469,607	$12,751,592
Other financing facilities and debt
Lines of credit	—	75,000
Senior Notes, net	4,023,861	4,022,491
Early buy out facility	1,698,167	1,896,784
Accounts payable	288,860	271,544
Lease liabilities	468,693	482,184
Forward commitments, at fair value	34,126	19,911
Investor reserves	80,759	78,888
Notes payable and due to affiliates	29,656	33,650
Tax receivable agreement liability	647,852	688,573
Loans subject to repurchase right from Ginnie Mae	1,490,804	1,918,032
Other liabilities	1,314,339	776,714
Total liabilities	$16,546,724	$23,015,363
Equity
Class A common stock, $0.00001 par value - 10,000,000,000 shares authorized, 119,627,004 and 126,437,703 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively.	$1	$1
Class B common stock, $0.00001 par value - 6,000,000,000 shares authorized, none issued and outstanding as of March 31, 2022 and December 31, 2021.	—	—
Class C common stock, $0.00001 par value - 6,000,000,000 shares authorized, none issued and outstanding as of March 31, 2022 and December 31, 2021.	—	—
Class D common stock, $0.00001 par value - 6,000,000,000 shares authorized, 1,848,879,483 and 1,848,879,483 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively.	19	19
Additional paid-in capital	241,458	287,558
Retained earnings	305,794	378,005
Accumulated other comprehensive income	22	81
Non-controlling interest	8,154,002	9,093,868
Total equity	8,701,296	9,759,532
Total liabilities and equity	$25,248,020	$32,774,895
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Rocket Companies, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
(In Thousands, Except Shares and Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue
Gain on sale of loans
Gain on sale of loans excluding fair value of MSRs, net	$687,170	$2,379,278
Fair value of originated MSRs	796,616	1,173,164
Gain on sale of loans, net	1,483,786	3,552,442
Loan servicing income
Servicing fee income	366,214	292,361
Change in fair value of MSRs	454,380	200,555
Loan servicing income	820,594	492,916
Interest income
Interest income	90,540	95,245
Interest expense on funding facilities	(41,696)	(67,844)
Interest income, net	48,844	27,401
Other income	317,372	466,112
Total revenue, net	2,670,596	4,538,871
Expenses
Salaries, commissions and team member benefits	853,915	842,199
General and administrative expenses	275,857	291,419
Marketing and advertising expenses	328,058	320,843
Depreciation and amortization	21,042	15,304
Interest and amortization expense on non-funding debt	38,664	35,571
Other expenses	90,603	190,365
Total expenses	1,608,139	1,695,701
Income before income taxes	1,062,457	2,843,170
Provision for income taxes	(25,849)	(65,832)
Net income	1,036,608	2,777,338
Net income attributable to non-controlling interest	(982,896)	(2,653,636)
Net income attributable to Rocket Companies	$53,712	$123,702

Earnings per share of Class A common stock
Basic	$0.44	$1.07
Diluted	$0.40	$1.07

Weighted average shares outstanding
Basic	122,691,728	115,673,524
Diluted	1,975,379,132	122,011,916

Comprehensive income
Net income	$1,036,608	$2,777,338
Cumulative translation adjustment	588	307
Unrealized loss on investment securities	(1,495)	(364)
Comprehensive income	1,035,701	2,777,281
Comprehensive income attributable to non-controlling interest	(982,049)	(2,653,586)
Comprehensive income attributable to Rocket Companies	$53,652	$123,695
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Rocket Companies, Inc.
Condensed Consolidated Statements of Changes in Equity
(In Thousands, Except Shares and Per Share Amounts)
(Unaudited)

	Class A Common Stock Shares	Class A Common Stock Amount	Class D Common Stock Shares	Class D Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Non-controlling Interest	Total Equity
Balance, December 31, 2020	115,372,565	$1	1,869,079,483	$19	$282,743	$207,422	$317	$7,391,654	$7,882,156
Net income	—	—	—	—	—	123,702	—	2,653,636	2,777,338
Cumulative translation adjustment	—	—	—	—	—	—	14	293	307
Unrealized loss on investment securities	—	—	—	—	—	—	(21)	(343)	(364)
Share-based compensation, net	2,300	—	—	—	2,116	—	—	37,033	39,149
Distributions for state taxes on behalf of unit holders (members), net	—	—	—	—	—	(281)	—	(4,559)	(4,840)
Distributions to unit holders (members) from subsidiary investment	—	—	—	—	—	—	—	(2,242,999)	(2,242,999)
Special Dividend to Class A Shareholders	—	—	—	—	—	(145,903)	—	—	(145,903)
Change in controlling interest of investment, net	20,200,000	—	(20,200,000)	—	85,351	(1)	55	(84,420)	985
Balance, March 31, 2021	135,574,865	$1	1,848,879,483	$19	$370,210	$184,939	$365	$7,750,295	$8,305,829

Balance, December 31, 2021	126,437,703	$1	1,848,879,483	$19	$287,558	$378,005	$81	$9,093,868	$9,759,532
Net income	—	—	—	—	—	53,712	—	982,896	1,036,608
Cumulative translation adjustment	—	—	—	—	—	—	31	557	588
Unrealized loss on investment securities	—	—	—	—	—	—	(92)	(1,403)	(1,495)
Share-based compensation, net	186,891	—	—	—	3,288	—	—	50,093	53,381
Distributions for state taxes on behalf of unit holders (members), net	—	—	—	—	—	(2,171)	—	(33,536)	(35,707)
Distributions to unit holders (members) from subsidiary investment, net	—	—	—	—	725	—	—	(1,856,575)	(1,855,850)
Special Dividend to Class A Shareholders	—	—	—	—	—	(123,752)	—	(31,830)	(155,582)
Taxes withheld on employees' restricted share award vesting	—	—	—	—	(77)	—	—	(1,220)	(1,297)
Issuance of Class A common Shares under stock compensation and benefit plans	1,018,875	—	—	—	930	—	—	12,743	13,673
Repurchase of Class A common Shares	(8,016,465)	—	—	—	(100,162)	—	—	—	(100,162)
Change in controlling interest of investment, net	—	—	—	—	49,196	—	2	(61,591)	(12,393)
Balance, March 31, 2022	119,627,004	$1	1,848,879,483	$19	$241,458	$305,794	$22	$8,154,002	$8,701,296

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Rocket Companies, Inc.
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Operating activities
Net income	$1,036,608	$2,777,338
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,042	15,304
Provision for deferred income taxes	1,786	38,457
Origination of mortgage servicing rights	(796,616)	(1,173,164)
Change in fair value of MSRs, net	(478,655)	(245,921)
Gain on sale of loans excluding fair value of MSRs, net	(687,170)	(2,379,278)
Disbursements of mortgage loans held for sale	(54,173,353)	(104,103,499)
Proceeds from sale of loans held for sale	63,189,908	110,280,681
Share-based compensation expense	55,593	42,072
Change in assets and liabilities
Due from affiliates	(1,044)	10,272
Other assets	(37,034)	132,324
Accounts payable	17,316	45,499
Due to affiliates	(4,168)	(302)
Premium recapture and indemnification losses paid	(515)	1,399
Other liabilities	628,602	832,332
Total adjustments	$7,735,692	$3,496,176
Net cash provided by operating activities	$8,772,300	$6,273,514
Investing activities
Proceeds from sale of MSRs	$253,946	$10,204
Net purchase of MSRs	(15,581)	—
Decrease (increase) in mortgage loans held for investment	7,107	(12,462)
Purchase and other additions of property and equipment, net of disposals	(26,742)	(36,633)
Net cash provided by (used in) investing activities	$218,730	$(38,891)
Financing activities
Net payments on funding facilities	$(6,281,985)	$(3,289,901)
Net payments on lines of credit	(75,000)	—
Net (payments) borrowings on early buy out facility	(198,617)	305,446
Net borrowings on notes payable from unconsolidated affiliates	174	175
Proceeds from MSRs financing liability	—	11,704
Stock issuance	11,575	—
Share repurchase	(100,162)	—
Taxes withheld on employees' restricted share award vesting	(1,297)	—
Distributions to other unit holders (members) of Holdings, net	(2,170,216)	(2,375,904)
Net cash used in financing activities	$(8,815,528)	$(5,348,480)
Effects of exchange rate changes on cash and cash equivalents	589	307
Net increase in cash and cash equivalents and restricted cash	176,091	886,450
Cash and cash equivalents and restricted cash, beginning of period	2,211,597	2,054,103
Cash and cash equivalents and restricted cash, end of period	$2,387,688	$2,940,553
Non-cash activities
Loans transferred to other real estate owned	$435	$578
Supplemental disclosures
Cash paid for interest on related party borrowings	$1,231	$1,460

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

We are a Detroit-based FinTech holding company consisting of tech-driven real estate, mortgage and financial services businesses. We are committed to providing an industry-leading client experience powered by our platform. In addition to Rocket Mortgage, the nation’s largest mortgage lender, we have expanded into complementary industries, such as real estate services, personal lending, auto sales, solar, and personal finance where we seek to deliver innovative client solutions leveraging our Rocket platform. Our business operations are organized into the following two segments: (1) Direct to Consumer and (2) Partner Network, refer to Note 12, Segments.

Rocket Companies, Inc. is a holding company. Its primary material asset is the equity interest in Holdings which, through its direct and indirect subsidiaries, conducts all of the Company's operations. Holdings is a Michigan limited liability company and wholly owns the following entities, with each entity's subsidiaries identified in parentheses: Rocket Mortgage, LLC, Amrock Holdings, LLC (“Amrock”, "Amrock Title Insurance Company" ("ATI") and "Nexsys Technologies LLC"), LMB HoldCo LLC (“Core Digital Media”), RCRA Holdings LLC (“Rock Connections” and “Rocket Auto”), Rocket Homes Real Estate LLC (“Rocket Homes”), RockLoans Holdings LLC (“Rocket Loans” and "Rocket Solar"), Rock Central LLC dba Rocket Central ("Truebill, Inc."), EFB Holdings Inc. (“Edison Financial”), Lendesk Canada Holdings Inc. ("Lendesk Technologies"), RockTech Canada Inc., and Woodward Capital Management LLC. As used herein, “Rocket Mortgage” refers to either the Rocket Mortgage brand or platform, or the Rocket Mortgage business, as the context allows.

Basis of Presentation and Consolidation

As the sole managing member of Holdings, the Company operates and controls all of the business affairs of Holdings, and through Holdings and its subsidiaries, conducts its business. Holdings is considered a variable interest entity (“VIE”) and we consolidate the financial results of Holdings under the guidance of ASC 810, Consolidation. A portion of our Net income is allocated to Net income attributable to non-controlling interest. For further details, refer below to Variable Interest Entities and Note 13, Non-controlling Interests.

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

Our condensed consolidated financial statements are unaudited and presented in U.S. dollars. They have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The interim financial information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC. In our opinion, these condensed consolidated financial statements include all normal and recurring adjustments considered necessary for a fair statement of our results of operations, financial position and cash flows for the periods presented. Certain prior period amounts have been reclassified to conform to the current period financial statement presentation. However, our results of operations for any interim period are not necessarily indicative of the results that may be expected for a full fiscal year or for any other future period.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
Truebill Acquisition

On December 23, 2021 (“Acquisition Date”), we completed the acquisition of Truebill, Inc. (“Truebill Acquisition”) for total cash consideration of approximately $1.2 billion. The Truebill acquisition was accounted for as a business combination under ASC 805, Business Combinations. We recorded the preliminary allocation of the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their fair values as of the Acquisition Date. The Company is finalizing the valuation of the intangible assets acquired as part of the business combination, including the assignment of goodwill to reporting units. As the purchase price allocation is preliminary in nature our estimates and assumptions are subject to change within the measurement period.

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

Subsequent Events

In preparing these condensed consolidated financial statements, the Company evaluated events and transactions for potential recognition or disclosure through the date these condensed consolidated financial statements were issued. Refer to Note 5, Borrowings for disclosures on changes to the Company’s debt agreements that occurred subsequent to March 31, 2022.

Special Dividends

On February 24, 2022, our board of directors authorized and declared a cash dividend (the "2022 Special Dividend") of $1.01 per share to the holders of our Class A common stock. The 2022 Special Dividend was paid on March 22, 2022 to holders of the Class A common stock of record as of the close of business on March 8, 2022. The Company funded the 2022 Special Dividend from cash distributions of approximately $2.0 billion by Holdings to all of its members, including the Company.

On February 25, 2021, our board of directors authorized and declared a cash dividend (the "2021 Special Dividend") of $1.11 per share to the holders of our Class A common stock. The 2021 Special Dividend was paid on March 23, 2021 to holders of the Class A common stock of record as of the close of business on March 9, 2021. The Company funded the 2021 Special Dividend from cash distributions of approximately $2.2 billion by Holdings to all of its members, including the Company.

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

Loan servicing income — includes income from servicing, sub-servicing and ancillary fees, and is recorded to income as earned, which is upon collection of payments from borrowers. This amount also includes the Change in fair value of MSRs, which is the adjustment for the fair value measurement of the MSR asset as of the respective balance sheet date.

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

The following revenue streams fall within the scope of ASC Topic 606—Revenue from Contracts with Customers and are disaggregated hereunder:

Core Digital Media lead generation revenue — The Company recognizes online consumer acquisition revenue based on successful delivery of marketing leads to a client at a fixed fee per lead. This service is satisfied at the time the lead is delivered, at which time revenue for the service is recognized. Online consumer acquisition revenue, net of intercompany eliminations, were $4,464 and $6,680 for the three months ended March 31, 2022 and 2021, respectively.

Professional service fees — The Company recognizes professional service fee revenue based on the delivery of services (e.g., human resources, technology, training) over the term of a contract. Consideration for the promised services is received through a combination of a fixed fee for the period and incremental fees paid for optional services that are available at an incremental rate determined at the time such services are requested. The Company recognizes the annual fee ratably over the life of the contract, as the performance obligation is satisfied equally over the term of the contract. For the optional services, revenue is only recognized at the time the services are requested and delivered and pricing is agreed upon. Professional service fee revenues were $3,004 and $3,549 for the three months ended March 31, 2022 and 2021, respectively and were rendered entirely to related parties.

Rocket Homes real estate network referral fees — The Company recognizes real estate network referral fee revenue based on arrangements with partner agencies contingent on the closing of a transaction. As this revenue stream is variable, and is contingent on the successful transaction close, the revenue is constrained until the occurrence of the transaction. At this point, the constraint on recognizing revenue is deemed to have been lifted and revenue is recognized for the consideration expected to be received. Real estate network referral fees, net of intercompany eliminations, were $11,398 and $9,578 for the three months ended March 31, 2022 and 2021, respectively.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
Rock Connections and Rocket Auto contact center revenue — The Company recognizes contact center revenue for communication services including client support and sales. Consideration received mainly includes a fixed base fee and/or a variable contingent fee. The fixed base fee is recognized ratably over the period of performance, as the performance obligation is considered to be satisfied equally throughout the service period. The variable contingent fee related to car sales is constrained until the sale of the car is completed. Contact center revenues, net of intercompany eliminations, were $9,315 and $11,632 for the three months ended March 31, 2022 and 2021, respectively.

Amrock closing fees — The Company recognizes closing fees for non-recurring services provided in connection with the origination of the loan. These fees are recognized at the time of loan closing for purchase transactions or at the end of a client's three-day rescission period for refinance transactions, which represents the point in time the loan closing services performance obligation is satisfied. The consideration received for closing services is a fixed fee per loan that varies by state and loan type. Closing fees were $76,978 and $157,167 for the three months ended March 31, 2022 and 2021, respectively.

Amrock appraisal revenue, net — The Company recognizes appraisal revenue when the appraisal service is completed. The Company may choose to deliver appraisal services directly to its client or subcontract such services to a third-party licensed and/or certified appraiser. In instances where the Company performs the appraisal, revenue is recognized as the gross amount of consideration received at a fixed price per appraisal. The Company is an agent in instances where a third-party appraiser is involved in the delivery of appraisal services and revenue is recognized net of third-party appraisal expenses. Appraisal revenue, net was $22,022 and $22,491 for the three months ended March 31, 2022 and 2021, respectively.

Truebill subscription revenue — The Company recognizes subscription revenue ratably over the contract term beginning on the commencement date of each contract, which is the date the Truebill platform is made available to customers. We have determined that subscriptions to our platform represent a stand-ready obligation to perform over the subscription term. These performance obligations are satisfied over time as the customer simultaneously receives and consumes the benefits. Contracts are one month to one year in length. Subscription revenues were $25,754 for the three months ended March 31, 2022.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. We maintain our bank accounts with a relatively small number of high-quality financial institutions.

Restricted cash as of March 31, 2022 and 2021 consisted of cash on deposit for a repurchase facility and client application deposits, title premiums collected from the insured that are due to the underwritten, principal and interest received in collection accounts for purchased assets, and a $25,000 bond.

	March 31,
	2022	2021
Cash and cash equivalents	$2,310,661	$2,864,906
Restricted cash	77,027	75,647
Total cash, cash equivalents, and restricted cash in the statement of cash flows	$2,387,688	$2,940,553

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

Rocket Companies, Inc.’s financial position, performance and cash flows effectively represent those of Holdings and its subsidiaries as of and for the period ended March 31, 2022.

Recently Adopted Accounting Standards

There are no recently issued accounting pronouncements adopted for the period.

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

The following is a description of measurement techniques for items recorded at fair value on a recurring basis. There were no material items recorded at fair value on a nonrecurring basis as of March 31, 2022 or December 31, 2021.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
Mortgage loans held for sale: Loans held for sale that trade in active secondary markets are valued using Level 2 measurements derived from observable market data, including market prices of securities backed by similar mortgage loans adjusted for certain factors to approximate the fair value of a whole mortgage loan, including the value attributable to mortgage servicing and credit risk. Loans held for sale for which there is little to no observable trading activity of similar instruments are valued using Level 3 measurements based upon dealer price quotes and internal models.

IRLCs: The fair value of IRLCs is based on current market prices of securities backed by similar mortgage loans (as determined above under mortgage loans held for sale), net of costs to close the loans, subject to the estimated loan funding probability, or “pull-through factor”. Given the significant and unobservable nature of the pull-through factor, IRLCs are classified as Level 3.

MSRs: The fair value of MSRs is determined using an internal valuation model that calculates the present value of estimated net future cash flows. The model includes estimates of prepayment speeds, discount rate, cost to service, float earnings, contractual servicing fee income, and ancillary income among others. MSRs are classified as Level 3.

Forward commitments: The Company’s forward commitments are valued based on quoted prices for similar assets in an active market with inputs that are observable and are classified within Level 2 of the valuation hierarchy.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The table below shows a summary of financial statement items that are measured at estimated fair value on a recurring basis, including assets measured under the fair value option. There were no material transfers of assets or liabilities recorded at fair value on a recurring basis between Levels 1, 2 or 3 during the three months ended March 31, 2022 or the year ended December 31, 2021.

	Level 1	Level 2	Level 3	Total
Balance at March 31, 2022
Assets:
Mortgage loans held for sale	$—	$8,506,382	$2,178,762	$10,685,144
IRLCs	—	—	213,210	213,210
MSRs	—	—	6,410,288	6,410,288
Forward commitments	—	667,908	—	667,908
Total assets	$—	$9,174,290	$8,802,260	$17,976,550
Liabilities:
Forward commitments	$—	$34,126	$—	$34,126
Total liabilities	$—	$34,126	$—	$34,126

Balance at December 31, 2021
Assets:
Mortgage loans held for sale	$—	$17,014,202	$2,309,366	$19,323,568
IRLCs	—	—	538,861	538,861
MSRs	—	—	5,385,613	5,385,613
Forward commitments	—	17,337	—	17,337
Total assets	$—	$17,031,539	$8,233,840	$25,265,379
Liabilities:
Forward commitments	$—	$19,911	$—	$19,911
Total liabilities	$—	$19,911	$—	$19,911

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)

The following tables present the quantitative information about recurring Level 3 fair value financial instruments and the fair value measurements as of:

	March 31, 2022		December 31, 2021
Unobservable Input	Range	Weighted Average	Range	Weighted Average
Mortgage loans held for sale
Dealer pricing	89% - 101%	98%	89% - 103%	99%
IRLCs
Loan funding probability	0% - 100%	77%	0% - 100%	78%
MSRs
Discount rate	9.0% - 12.0%	9.5%	9.0% - 12.0%	9.5%
Conditional prepayment rate	6.5% - 15.0%	7.1%	6.8% - 36.9%	8.7%
The table below presents a reconciliation of Level 3 assets measured at fair value on a recurring basis for the three months ended March 31, 2022 and 2021. Mortgage servicing rights are also classified as a Level 3 asset measured at fair value on a recurring basis and its reconciliation is found in Note 3, Mortgage Servicing Rights.

	Loans Held for Sale	IRLCs
Balance at December 31, 2021	$2,309,366	$538,861
Transfers in (1)	522,640	—
Transfers out/principal reductions (1)	(618,320)	—
Net transfers and revaluation losses	—	(325,651)
Total losses included in net income	(34,924)	—
Balance at March 31, 2022	$2,178,762	$213,210

Balance at December 31, 2020	$579,666	$1,897,194
Transfers in (1)	718,158	—
Transfers out/principal reductions (1)	(307,462)	—
Net transfers and revaluation losses	—	(1,131,979)
Total gains included in net income	472	—
Balance at March 31, 2021	$990,834	$765,215
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

Fair Value Option

The following is the estimated fair value and unpaid principal balance (“UPB”) of mortgage loans held for sale that have contractual principal amounts and for which the Company has elected the fair value option. The fair value option was elected for mortgage loans held for sale as the Company believes fair value best reflects their expected future economic performance:

	Fair Value	Principal Amount Due Upon Maturity	Difference (1)
Balance at March 31, 2022	$10,685,144	$10,798,888	$(113,744)
Balance at December 31, 2021	$19,323,568	$19,018,552	$305,016
(1)    Represents the amount of gains (losses) included in Gain on sale of loans, net due to changes in fair value of items accounted for using the fair value option.

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

	March 31, 2022		December 31, 2021
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior Notes, due 10/15/2026	$1,139,718	$1,058,874	$1,139,146	$1,151,932
Senior Notes, due 1/15/2028	61,230	58,854	61,197	64,251
Senior Notes, due 3/1/2029	743,063	686,115	742,812	752,805
Senior Notes, due 3/1/2031	1,237,943	1,126,338	1,237,605	1,273,675
Senior Notes, due 10/15/2033	841,907	748,034	841,731	857,718
Total Senior Notes, net	$4,023,861	$3,678,215	$4,022,491	$4,100,381

The fair value of Senior Notes was calculated using the observable bond price at March 31, 2022 and December 31, 2021, respectively. The Senior Notes are classified as Level 2 in the fair value hierarchy.

3. Mortgage Servicing Rights

Mortgage servicing rights are recognized as assets on the Condensed Consolidated Balance Sheets when loans are sold, and the associated servicing rights are retained. The Company maintains one class of MSRs asset and has elected the fair value option. These MSRs are recorded at fair value, which is determined using an internal valuation model that calculates the present value of estimated future net servicing fee income. The model includes estimates of prepayment speeds, discount rate, cost to service, float earnings, contractual servicing fee income, and ancillary income and late fees, among others.

The following table summarizes changes to the MSR assets for the three months ended:

	Three Months Ended March 31,
	2022	2021
Fair value, beginning of period	$5,385,613	$2,862,685
MSRs originated	796,616	1,173,164
MSRs sales	(253,997)	(15,865)
Changes in fair value:
Due to changes in valuation model inputs or assumptions (1)	767,271	583,307
Due to collection/realization of cash flows	(285,215)	(298,529)
Total changes in fair value	482,056	284,778
Fair value, end of period	$6,410,288	$4,304,762

(1)    Reflects changes in assumptions including discount rates and prepayment speed assumptions, mostly due to changes in market interest rates. Does not include the change in fair value of derivatives that economically hedge MSRs identified for sale or the effects of contractual prepayment protection resulting from sales of MSRs.

The total UPB of mortgage loans serviced, excluding subserviced loans, at March 31, 2022 and December 31, 2021 was $492,368,318 and $485,087,214, respectively. The portfolio primarily consists of high-quality performing agency and government (FHA and VA) loans. As of March 31, 2022, delinquent loans (defined as 60-plus days past-due) were 1.31% of our total portfolio. Excluding clients in COVID-19 related forbearance plans, our delinquent loans (defined as 60-plus days past-due) were 0.84% as of March 31, 2022.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
The following is a summary of the weighted average discount rate and prepayment speed assumptions used to determine the fair value of MSRs as well as the expected life of the loans in the servicing portfolio:

	March 31, 2022	December 31, 2021
Discount rate	9.5%	9.5%
Prepayment speeds	7.1%	8.7%
Life (in years)	7.97	7.25

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

The following table stresses the discount rate and prepayment speeds at two different data points:

	Discount Rate		Prepayment Speeds
	100 BPS Adverse Change	200 BPS Adverse Change	10% Adverse Change	20% Adverse Change
March 31, 2022
Mortgage servicing rights	$(281,487)	$(529,914)	$(218,374)	$(416,199)
December 31, 2021
Mortgage servicing rights	$(232,658)	$(435,181)	$(198,153)	$(372,018)

4. Mortgage Loans Held for Sale

The Company sells substantially all of its originated mortgage loans into the secondary market. The Company may retain the right to service some of these loans upon sale through ownership of servicing rights. A reconciliation of the changes in mortgage loans held for sale to the amounts presented on the Condensed Consolidated Statements of Cash Flows is below:

	Three Months Ended March 31,
	2022	2021
Balance at the beginning of period	$19,323,568	$22,865,106
Disbursements of mortgage loans held for sale	54,173,353	104,103,499
Proceeds from sales of mortgage loans held for sale (1)	(63,180,565)	(110,276,266)
Gain on sale of mortgage loans excluding fair value of other financial instruments, net (2)	368,788	2,133,105
Balance at the end of period	$10,685,144	$18,825,444

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

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
Credit Risk

The Company is subject to credit risk associated with mortgage loans that it purchases and originates during the period of time prior to the sale of these loans. The Company considers credit risk and losses associated with these loans to be insignificant as it holds the loans for a short period of time, which for the three months ended March 31, 2022 is, on average, approximately 21 days from the date of borrowing, and the market for these loans continues to be highly liquid. The Company is also subject to credit risk associated with mortgage loans it has repurchased as a result of breaches of representations and warranties during the period of time between repurchase and resale.

5. Borrowings

The Company maintains various funding facilities and other non-funding debt as shown in the tables below. Interest rates typically have two main components – a base rate most commonly LIBOR or SOFR, which is sometimes subject to a minimum floor plus a spread. Some facilities have a commitment fee, which can range from 0.0% to 0.5% per year. The commitment fee charged by lenders is calculated based on the committed line amount multiplied by a negotiated rate. The Company is required to maintain certain covenants, including minimum tangible net worth, minimum liquidity, maximum total debt or liabilities to net worth ratio, pretax net income requirements, and other customary debt covenants, as defined in the agreements. The Company was in compliance with all covenants as of March 31, 2022.

The amount owed and outstanding on the Company’s loan funding facilities fluctuates based on its origination volume, the amount of time it takes the Company to sell the loans it originates, and the Company’s ability to use its cash to self-fund loans. In addition to self-funding, the Company may from time to time use surplus cash to “buy-down” the effective interest rate of certain loan funding facilities or to self-fund a portion of our loan originations. As of March 31, 2022, $2,292,172 of the Company’s cash was used to buy-down our funding facilities and self-fund, $200,000 of which are buy-down funds that are included in Cash and cash equivalents on the Condensed Consolidated Balance Sheets and $2,092,172 of which is discretionary self-funding that reduces Cash and cash equivalents on the Condensed Consolidated Balance Sheets. The Company has the right to withdraw the $200,000 at any time, unless a margin call has been made or a default has occurred under the relevant facilities. The Company has an estimated $2,092,172 of discretionary self-funded loans, of which a portion can be transferred to a warehouse line or the early buy out line, provided that such loans meet the eligibility criteria to be placed on such lines. The remaining portion will be funded in normal course over a short period of time, generally less than one month. A large unanticipated margin call could also have a material adverse effect on the Company’s liquidity.

The terms of the Senior Notes restrict our ability and the ability of our subsidiary guarantors among other things to: (1) merge, consolidate or sell, transfer or lease assets, and; (2) create liens on assets.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
Funding Facilities

Facility Type	Collateral	Maturity	Line Amount	Committed Line Amount	Outstanding Balance as of March 31, 2022	Outstanding Balance as of December 31, 2021
MRA funding:
1) Master Repurchase Agreement (1)(9)	Mortgage loans held for sale (8)	10/20/2023	$2,000,000	$100,000	$246,476	$249,119
2) Master Repurchase Agreement (9)	Mortgage loans held for sale (8)	12/1/2022	1,500,000	250,000	576,521	1,328,727
3) Master Repurchase Agreement (9)	Mortgage loans held for sale (8)	4/21/2023	2,250,000	500,000	527,655	1,714,806
4) Master Repurchase Agreement (2)(9)	Mortgage loans held for sale (8)	1/26/2023	2,000,000	1,200,000	1,252,325	1,479,128
5) Master Repurchase Agreement (3)(9)	Mortgage loans held for sale (8)	4/20/2023	3,000,000	500,000	585,523	2,264,954
6) Master Repurchase Agreement (4)(9)	Mortgage loans held for sale (8)	9/22/2023	2,000,000	500,000	225,067	498,335
7) Master Repurchase Agreement (5)(9)	Mortgage loans held for sale (8)	9/15/2023	1,200,000	500,000	167,104	542,846
8) Master Repurchase Agreement (9)	Mortgage loans held for sale (8)	6/10/2022	500,000	—	—	—
9) Master Repurchase Agreement (9)	Mortgage loans held for sale (8)	9/22/2023	1,250,000	250,000	243,482	539,257
10) Master Repurchase Agreement (9)	Mortgage loans held for sale (8)	8/16/2023	750,000	100,000	89,124	616,165
11) Master Repurchase Agreement (9)	Mortgage loans held for sale (8)	12/16/2022	1,000,000	250,000	223,372	253,389
			$17,450,000	$4,150,000	$4,136,649	$9,486,726
Early Funding:
12) Early Funding Facility (6)(9)	Mortgage loans held for sale (8)	(6)	$4,000,000	$—	$1,328,175	$2,071,154
13) Early Funding Facility (7)(9)	Mortgage loans held for sale (8)	(7)	3,000,000	—	1,004,783	1,193,712
			7,000,000	—	2,332,958	3,264,866

Total			$24,450,000	$4,150,000	$6,469,607	$12,751,592
(1)    Subsequent to March 31, 2022, this facility was amended to decrease the total facility size to $1,000,000.

(2)    This facility has a 12-month initial term, which can be extended for 3-months at each subsequent 3-month anniversary from the initial start date. Subsequent to March 31, 2022, this facility was amended to decrease the committed amount to $1,100,000 and was extended to April 26, 2023.

(3)    Subsequent to March 31, 2022, this facility was amended to decrease the total facility size to $2,000,000 with $250,000 committed and was extended to May 4, 2024.

(4)    Subsequent to March 31, 2022, this facility was amended to decrease the committed amount to $250,000.

(5)    Subsequent to March 31, 2022, this facility was amended to decrease the total facility size to $900,000 with $250,000 committed.

(6)    This facility is an evergreen agreement with no stated termination or expiration date. This agreement can be terminated by either party upon written notice.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
(7)    This facility has an overall line size of $3,000,000, which is reviewed every 90 days. This facility is an evergreen agreement with no stated termination or expiration date. This agreement can be terminated by either party upon written notice.

(8)    The Company has multiple borrowing facilities in the form of asset sales under agreements to repurchase. These borrowing facilities are secured by mortgage loans held for sale at fair value as the first priority security interest.

(9)    The interest rates charged by lenders on the funding facilities included the applicable base rate plus a spread ranging from 1.00% to 1.85% for the three months ended March 31, 2022, and the applicable base rate plus a spread ranging from 1.00% to 2.25% for the year ended December 31, 2021.

Other Financing Facilities

Facility Type	Collateral	Maturity	Line Amount	Committed Line Amount	Outstanding Balance March 31, 2022	Outstanding Balance December 31, 2021
Line of Credit Financing Facilities
1) Unsecured line of credit (1)	—	7/27/2025	$2,000,000	$—	$—	$—
2) Unsecured line of credit (1)	—	7/31/2025	100,000	—	—	—
3) Revolving credit facility (3)	—	8/10/2024	1,000,000	1,000,000	—	—
4) MSR line of credit (3)	MSRs	10/20/2023	200,000	—	—	—
5) MSR line of credit (2)(3)	MSRs	(2)	—	—	—	75,000
			$3,300,000	$1,000,000	$—	$75,000
Early Buyout Financing Facility
6) Early buy out facility (3)	Loans/ Advances	3/13/2024	$2,600,000	$—	$1,698,167	$1,896,784
(1)    Refer to Note 6, Transactions with Related Parties for additional details regarding this unsecured line of credit.

(2)    This facility was voluntarily paid off and terminated in March 2022.

(3)        The interest rates charged by lenders on the other funding facilities included the applicable base rate, plus a spread ranging from 1.45% to 4.00% for the three months ended March 31, 2022, and the applicable base rate plus a spread ranging from 1.45% to 4.00% for the year ended December 31, 2021.

Unsecured Senior Notes

Facility Type	Maturity	Interest Rate	Outstanding Principal March 31, 2022	Outstanding Principal December 31, 2021
Unsecured Senior Notes (1)	10/15/2026	2.875%	$1,150,000	$1,150,000
Unsecured Senior Notes (2)	1/15/2028	5.250%	61,985	61,985
Unsecured Senior Notes (3)	3/1/2029	3.625%	750,000	750,000
Unsecured Senior Notes (4)	3/1/2031	3.875%	1,250,000	1,250,000
Unsecured Senior Notes (5)	10/15/2033	4.000%	850,000	850,000
Total Senior Notes			$4,061,985	$4,061,985

Weighted Average Interest Rate			3.59%	3.59%

(1)    The 2026 Senior Notes are unsecured obligation notes with no asset required to pledge for this borrowing. Unamortized debt issuance costs are presented net against the Senior Notes reducing the $1,150,000 carrying amount on the Condensed Consolidated Balance Sheets by $10,282 and $10,854 as of March 31, 2022 and December 31, 2021, respectively.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
(2)    The 2028 Senior Notes are unsecured obligation notes with no asset required to pledge for this borrowing. Unamortized debt issuance costs and discounts are presented net against the Senior Notes reducing the $61,985 carrying amount on the Condensed Consolidated Balance Sheets by $412 and $343 as of March 31, 2022, respectively, and $430 and $358, as of December 31, 2021, respectively.

(3)    The 2029 Senior Notes are unsecured obligation notes with no asset required to pledge for this borrowing. Unamortized debt issuance costs are presented net against the Senior Notes reducing the $750,000 carrying amount on the Condensed Consolidated Balance Sheets by $6,937 and $7,188 as of March 31, 2022 and December 31, 2021, respectively.

(4)    The 2031 Senior Notes are unsecured obligation notes with no asset required to pledge for this borrowing. Unamortized debt issuance costs are presented net against the Senior Notes reducing the $1,250,000 carrying amount on the Condensed Consolidated Balance Sheets by $12,057 and $12,395 as of March 31, 2022 and December 31, 2021, respectively.

(5)    The 2033 Senior Notes are unsecured obligation notes with no asset required to pledge for this borrowing. Unamortized debt issuance costs are presented net against the Senior Notes reducing the $850,000 carrying amount on the Condensed Consolidated Balance Sheets by $8,093 and $8,269 as of March 31, 2022 and December 31, 2021, respectively.

Refer to Note 2, Fair Value Measurements for information pertaining to the fair value of the Company’s debt as of March 31, 2022 and December 31, 2021.

6. Transactions with Related Parties

The Company has entered into various transactions and agreements with RHI, its subsidiaries, certain other affiliates and related parties (collectively, “Related Parties”). These transactions include providing financing and services as well as obtaining financing and services from these Related Parties.

Financing Arrangements

On June 9, 2017, Rocket Mortgage and RHI entered into an unsecured line of credit, as further amended and restated on September 16, 2021 (“RHI Line of Credit”), pursuant to which Rocket Mortgage has a borrowing capacity of $2,000,000. The RHI Line of Credit matures on July 27, 2025. Borrowings under the line of credit bear interest at a rate per annum of one month LIBOR plus 1.25%, or the applicable successor benchmark should LIBOR be discontinued. The line of credit is uncommitted and RHI has sole discretion over advances. The RHI Line of Credit also contains negative covenants which restrict the ability of the Company to incur debt and create liens on certain assets. It also requires Rocket Mortgage to maintain a quarterly consolidated net income before taxes if adjusted tangible net worth meets certain requirements. As of March 31, 2022 and December 31, 2021, there were no outstanding principal amounts due to RHI pursuant to the RHI Line of Credit. In the three months ended March 31, 2022 and March 31, 2021, Rocket Mortgage repaid an aggregate of $762 and $1,000,487, respectively, under the RHI Line of Credit. As of March 31, 2022 and March 31, 2021, the total amount of interest paid under the line was $762 and $487, respectively, with outstanding interest due to RHI of zero and $357, respectively.

RHI and ATI are parties to a surplus debenture, effective as of December 28, 2015, and as further amended and restated on December 31, 2019 (the “RHI/ATI Debenture”), pursuant to which ATI is indebted to RHI for an aggregate principal amount of $21,500. The RHI/ATI Debenture matures on December 31, 2030. Interest under the RHI/ATI Debenture accrues at an annual rate of 8%. Principal and interest under the RHI/ATI Debenture are due and payable quarterly, in each case subject to ATI achieving a certain amount of surplus and payments of all interest before principal payments begin. Any unpaid amounts of principal and interest shall be due and payable upon the maturity of the RHI/ATI Debenture. During the three months ended March 31, 2022, and March 31, 2021, ATI repaid an aggregate of $250 and $250, respectively, under the RHI/ATI Debenture. In the three months ended March 31, 2022 and March 31, 2021, the total amount of interest accrued under the RHI/ATI Debenture was $424 and $424, respectively.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
On July 31, 2020, Holdings and RHI entered into an agreement for an uncommitted, unsecured revolving line of credit ("RHI 2nd Line of Credit’’), which will provide for financing from RHI to the Company of up to $100,000. The RHI 2nd Line of Credit matures on July 31, 2025. Borrowings under the line of credit will bear interest at a rate per annum of one month LIBOR plus 1.25%, or the applicable successor benchmark should LIBOR be discontinued. The negative covenants of the line of credit restrict the ability of the Company to incur debt and create liens on certain assets. The line of credit also contains customary events of default. As of March 31, 2022 and December 31, 2021 there were no draws on the RHI 2nd Line of Credit and no amounts outstanding.

The amounts receivable from and payable to Related Parties consisted of the following as of:

	March 31, 2022		December 31, 2021
	Principal	Interest Rate	Principal	Interest Rate
Included in Notes receivable and due from affiliates on the Condensed Consolidated Balance Sheets
Affiliated receivables and other notes	$10,796	—%	$9,753	—%
Notes receivable and due from affiliates	$10,796		$9,753

Included in Notes payable and due to affiliates on the Condensed Consolidated Balance Sheets
RHI/ATI Debenture	$21,500	8.00%	$21,500	8.00%
Affiliated payables	8,156	—%	12,150	—%
Notes payable and due to affiliates	$29,656		$33,650

Services, Products and Other Transactions

We have entered into transactions and agreements to provide certain services to Related Parties. We recognized revenue of $3,017 and $3,729 for the three months ended March 31, 2022 and 2021 for the performance of these services, which was included in Other income. We have also entered into transactions and agreements to purchase certain services, products and other transactions from Related Parties. We incurred expenses of $38,994 and $33,191 for the three months ended March 31, 2022 and 2021, respectively, for these products, services and other transactions, which are included in General and administrative expenses.

The Company has also entered into a Tax Receivable Agreement with RHI and our Chairman as described further in Note 8, Income Taxes. The Company has also guaranteed the debt of a related party as described further in Note 10, Commitments, Contingencies, and Guarantees.

Promotional Sponsorships

The Company incurred marketing and advertising costs related to the Rocket Mortgage Field House Naming Rights Contract and other promotional sponsorships, which are related parties. The company incurred expenses of $2,477 and $2,335 for the three months ended March 31, 2022 and 2021, respectively, related to these arrangements.

Lease Transactions with Related Parties

The Company is a party to lease agreements for certain offices, including our headquarters in Detroit, with various affiliates of Bedrock Management Services LLC (“Bedrock”), a related party, and other related parties of the Company. The Company incurred expenses of $19,253 and $17,629 for the three months ended March 31, 2022 and 2021, respectively related to these arrangements.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)

7. Other Assets

Other assets consist of the following:

	March 31, 2022	December 31, 2021
Goodwill and other intangible assets	$1,286,146	$1,296,926
Mortgage production related receivables	329,399	393,513
Disbursement funds advanced	189,598	27,493
Prepaid expenses	109,683	141,512
Non-production-related receivables	101,377	114,557
Other real estate owned	581	492
Other	135,492	141,321
Total other assets	$2,152,276	$2,115,814

8. Income Taxes

The Company has income tax expense of $25,849 on Income before income taxes of $1,062,457 for the three months ended March 31, 2022. The Company has income tax expense of $65,832 on Income before income taxes of $2,843,170 for the three months ended March 31, 2021.

The Company’s income tax expense varies from the expense that would be expected based on statutory rates due principally to its organizational structure. Several subsidiaries of Holdings, such as Rocket Mortgage, Amrock and other subsidiaries, are single member LLC entities. As single member LLCs of Holdings, all taxable income or loss generated by these subsidiaries will pass through and be included in the income or loss of Holdings. A provision for state income taxes is required for certain jurisdictions that tax single member LLCs as regarded entities. Other subsidiaries of Holdings, such as Amrock Title Insurance Co., LMB Mortgage Services and others, are treated as C Corporations and will separately file and pay taxes apart from Holdings in various jurisdictions including U.S. federal, state, local and Canada.

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

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
In connection with the reorganization completed prior to our IPO in 2020, the Company entered into a Tax Receivable Agreement with the LLC Members that will obligate the Company to make payments to the LLC Members generally equal to 90% of the applicable cash tax savings that the Company actually realizes or in some cases is deemed to realize as a result of the tax attributes generated by (i) certain increases in our allocable share of the tax basis in Holdings’ assets resulting from (a) the purchases of Holdings Units (along with the corresponding shares of our Class D common stock or Class C common stock) from the LLC Members (or their transferees of Holdings Units or other assignees) using the net proceeds from our initial public offering or in any future offering, (b) exchanges by the LLC Members (or their transferees of Holdings Units or other assignees) of Holdings Units (along with the corresponding shares of our Class D common stock or Class C common stock) for cash or shares of our Class B common stock or Class A common stock, as applicable, or (c) payments under the Tax Receivable Agreement; (ii) tax benefits related to imputed interest deemed arising as a result of payments made under the Tax Receivable Agreement and (iii) disproportionate allocations (if any) of tax benefits to Holdings as a result of section 704(c) of the Code that relate to the reorganization transactions. The Company will retain the benefit of the remaining 10% of these tax savings.

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

A payment of $40,721 was made to the LLC Members pursuant to the Tax Receivable Agreement during the three months ended March 31, 2022.

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

For the three months ended March 31, 2022, Holdings paid tax distributions totaling $160,629 to holders of Holdings Units other than Rocket Companies. For the three months ended March 31, 2021, Holdings paid tax distributions totaling $200,150 to holders of Holdings Units other than Rocket Companies.

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

Net hedging gains and losses were as follows:

	Three Months Ended March 31,
	2022	2021
Hedging gains (1)	$1,533,145	$1,642,280

(1)    Includes the change in fair value related to derivatives economically hedging MSRs identified for sale.

Refer to Note 2, Fair Value Measurements, for additional information on the fair value of derivative financial instruments.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
Notional and Fair Value

The notional and fair values of derivative financial instruments not designated as hedging instruments were as follows:

	Notional Value	Derivative Asset	Derivative Liability
Balance at March 31, 2022:
IRLCs, net of loan funding probability (1)	$16,445,558	$213,210	$—
Forward commitments (2)	$22,671,123	$667,908	$34,126

Balance at December 31, 2021:
IRLCs, net of loan funding probability (1)	$21,194,326	$538,861	$—
Forward commitments (2)	$36,476,871	$17,337	$19,911

(1)    IRLCs are also discussed in Note 10, Commitments, Contingencies, and Guarantees.

(2)    Includes the fair value and net notional value related to derivatives economically hedging MSRs identified for sale.

Counterparty agreements for forward commitments contain master netting agreements. The table below presents the gross amounts of recognized assets and liabilities subject to master netting agreements. The Company had zero and $137 of cash pledged to counterparties related to these forward commitments at March 31, 2022 and December 31, 2021, respectively, classified in Other assets in the Condensed Consolidated Balance Sheets. As of March 31, 2022 and December 31, 2021, there was $487,448 and $22,826, respectively, cash on our Condensed Consolidated Balance Sheets from the respective counterparties. Margins received by the Company are classified in Other liabilities in the Condensed Consolidated Balance Sheets.

	Gross Amount of Recognized Assets or Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Presented in the Condensed Consolidated Balance Sheets
Offsetting of Derivative Assets
Balance at March 31, 2022:
Forward commitments	$1,012,358	$(344,450)	$667,908
Balance at December 31, 2021:
Forward commitments	$50,225	$(32,888)	$17,337

Offsetting of Derivative Liabilities
Balance at March 31, 2022:
Forward commitments	$(51,074)	$16,948	$(34,126)
Balance at December 31, 2021:
Forward commitments	$(54,922)	$35,011	$(19,911)

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

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
Certain counterparties have master netting agreements. The master netting agreements contain a legal right to offset amounts due to and from the same counterparty. Derivative assets in the Condensed Consolidated Balance Sheets represent derivative contracts in a gain position, net of loss positions with the same counterparty and, therefore, also represent the Company’s maximum counterparty credit risk. The Company incurred no credit losses due to nonperformance of any of its counterparties during the three months ended March 31, 2022 and 2021.

10. Commitments, Contingencies, and Guarantees

Interest Rate Lock Commitments

IRLCs are agreements to lend to a client as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company evaluates each client’s creditworthiness on a case-by-case basis.

The number of days from the date of the IRLC to expiration of fixed and variable rate lock commitments outstanding at March 31, 2022 and December 31, 2021 was approximately 45 days and 43 days on average, respectively.

The UPB of IRLCs was as follows:

	March 31, 2022		December 31, 2021
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
IRLCs	$20,391,277	$1,076,203	$25,937,777	$1,239,762

Commitments to Sell Mortgage Loans

In the ordinary course of business, the Company enters into contracts to sell existing mortgage loans held for sale into the secondary market at specified future dates. The amount of commitments to sell existing loans at March 31, 2022 and December 31, 2021 was $2,122,874 and $2,243,381, respectively.

Commitments to Sell Loans with Servicing Released

In the ordinary course of business, the Company enters into contracts to sell the MSRs of certain newly originated loans on a servicing released basis. In the event that a forward commitment is not filled and there has been an unfavorable market shift from the date of commitment to the date of settlement, the Company is contractually obligated to pay a pair-off fee on the undelivered balance. There were $241,223 and $333,594 of loans committed to be sold servicing released at March 31, 2022 and December 31, 2021, respectively.

Investor Reserves

The following presents the activity in the investor reserves:

	Three Months Ended March 31,
	2022	2021
Balance at beginning of period	$78,888	$87,191
Provision for investor reserves	2,386	5,347
Premium recapture and (indemnification losses paid)	(515)	1,399
Balance at end of period	$80,759	$93,937

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

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
Property Taxes, Insurance, and Principal and Interest Payable

As a service to its clients, the Company administers escrow deposits representing undisbursed amounts received for payment of property taxes, insurance and principal, and interest on mortgage loans held for sale. Cash held by the Company for property taxes and insurance was $4,400,289 and $3,682,366, and for principal and interest was $6,511,100 and $8,370,326 at March 31, 2022 and December 31, 2021, respectively. These amounts are not considered assets of the Company and, therefore, are excluded from the Condensed Consolidated Balance Sheets. The Company remains contingently liable for the disposition of these deposits.

Guarantees

As of March 31, 2022 and December 31, 2021, the Company guaranteed the debt of a related party consisting of three separate guarantees totaling $4,789 and $5,216, respectively. As of March 31, 2022 and December 31, 2021, the Company did not record a liability on the Condensed Consolidated Balance Sheets for these guarantees because it was not probable that the Company would be required to make payments under these guarantees.

Trademark License

The Company has entered into an agreement with Intuit that, among other things, is expected to give the Company full ownership of the “Quicken Loans” brand by mid-2022 in exchange for certain agreements, subject to the satisfaction of certain conditions. Additionally, we have fulfilled our payment obligations pertaining to the trademark licensing agreement with Intuit in 2021 and no further expenses are expected.

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

As of March 31, 2022 and December 31, 2021, the Company had reserves related to potential damages in connection with any legal proceedings of $15,000. The ultimate outcome of these or other actions or proceedings, including any monetary awards against us, is uncertain and there can be no assurance as to the amount of any such potential awards. Rocket Companies will incur defense costs and other expenses in connection with the lawsuits. Plus, if a judgment for money that exceeds specified thresholds is rendered against us and we fail to timely pay, discharge, bond or obtain a stay of execution of such judgment, it is possible that we could be deemed in default of loan funding facilities and other agreements governing indebtedness. If the final resolution of any such litigation is unfavorable in one or more of these actions, it could have a material adverse effect on our business, liquidity, financial condition, cash flows and results of operations.

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

The most restrictive of the minimum net worth and capital requirements require the Company to maintain a minimum adjusted net worth balance of $1,349,382 and $1,794,783 as of March 31, 2022 and December 31, 2021, respectively. As of March 31, 2022 and December 31, 2021, the Company was in compliance with this requirement.

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

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
The Company also reports an “All Other” category that includes operations from Rocket Homes, Rock Connections, Rocket Auto, Core Digital Media, Rocket Loans, Truebill and includes professional service fee revenues from related parties. These operations are neither significant individually nor in aggregate and therefore do not constitute a reportable segment.

Key operating data for our business segments for the periods ended:

Three Months Ended March 31, 2022	Direct to Consumer	Partner Network	Segments Total	All Other	Total
Revenues
Gain on sale	$1,217,103	$258,056	$1,475,159	$8,627	$1,483,786
Interest income	57,601	32,168	89,769	771	90,540
Interest expense on funding facilities	(26,727)	(14,969)	(41,696)	—	(41,696)
Servicing fee income	365,499	—	365,499	715	366,214
Changes in fair value of MSRs	454,380	—	454,380	—	454,380
Other income	167,027	16,477	183,504	133,868	317,372
Total U.S. GAAP Revenue, net	2,234,883	291,732	2,526,615	143,981	2,670,596
Less: Increase in MSRs due to valuation assumptions (net of hedges)	(739,217)	—	(739,217)	—	(739,217)
Adjusted revenue	1,495,666	291,732	1,787,398	143,981	1,931,379
Directly attributable expenses	869,210	120,034	989,244	118,872	1,108,116
Contribution margin	$626,456	$171,698	$798,154	$25,109	$823,263

Three Months Ended March 31, 2021	Direct to Consumer	Partner Network	Segments Total	All Other	Total
Revenues
Gain on sale	$2,863,600	$684,428	$3,548,028	$4,414	$3,552,442
Interest income	58,668	36,061	94,729	516	95,245
Interest expense on funding facilities	(42,006)	(25,818)	(67,824)	(20)	(67,844)
Servicing fee income	291,652	—	291,652	709	292,361
Changes in fair value of MSRs	200,555	—	200,555	—	200,555
Other income	304,912	27,778	332,690	133,422	466,112
Total U.S. GAAP Revenue, net	3,677,381	722,449	4,399,830	139,041	4,538,871
Less: Increase in MSRs due to valuation assumptions (net of hedges)	(499,084)	—	(499,084)	—	(499,084)
Adjusted revenue	3,178,297	722,449	3,900,746	139,041	4,039,787
Directly attributable expenses	973,129	179,777	1,152,906	65,067	1,217,973
Contribution margin	$2,205,168	$542,672	$2,747,840	$73,974	$2,821,814

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
The following table represents a reconciliation of segment contribution margin to consolidated U.S. GAAP income before taxes for the three months ended:

	Three Months Ended March 31,
	2022	2021
Contribution margin, excluding change in MSRs due to valuation assumptions	$823,263	$2,821,814
Increase in MSRs due to valuation assumptions (net of hedges)	739,217	499,084
Contribution margin, including change in MSRs due to valuation assumptions	1,562,480	3,320,898
Less expenses not allocated to segments:
Salaries, commissions and team member benefits	244,044	230,094
General and administrative expenses	192,457	194,494
Depreciation and amortization	21,042	15,304
Interest and amortization expense on non-funding debt	38,664	35,571
Other expenses	3,816	2,265
Income before income taxes	$1,062,457	$2,843,170

13. Non-controlling Interests

The non-controlling interest balance represents the economic interest in Holdings held by our Chairman and RHI. The following table summarizes the ownership of Holdings Units in Holdings as of March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
	Holdings Units	Ownership Percentage	Holdings Units	Ownership Percentage
Rocket Companies, Inc.'s ownership of Holdings Units	119,627,004	6.08%	126,437,703	6.40%
Holdings Units held by our Chairman	1,101,822	0.05%	1,101,822	0.06%
Holdings Units held by RHI	1,847,777,661	93.87%	1,847,777,661	93.54%
Balance at end of period	1,968,506,487	100.00%	1,975,317,186	100.00%

The non-controlling interest holders have the right to exchange Holdings Units, together with a corresponding number of shares of our Class D common stock or Class C common stock (together referred to as “Paired Interests”), for, at our option, (i) shares of our Class B common stock or Class A common stock or (ii) cash from a substantially concurrent public offering or private sale (based on the price of our Class A common stock). As such, future exchanges of Paired Interests by non-controlling interest holders will result in a change in ownership and reduce or increase the amount recorded as non-controlling interest and increase or decrease additional paid-in-capital when Holdings has positive or negative net assets, respectively. As of March 31, 2022, our Chairman has not exchanged any Paired Interests.

On March 31, 2021, the Company exchanged 20,200,000 shares of Class A common stock for the equivalent number of Class D Common stock and Holdings Units with RHI. This transaction resulted in an increase of Rocket Companies' controlling interest and a corresponding decrease of non-controlling interest of approximately 1%.

As of March 31, 2022, Rocket Companies has repurchased 22,458,660 shares of Class A common stock under the Share Repurchase Program authorized in November 2020.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)

14. Share-based Compensation

The Company has the 2020 Omnibus Incentive Plan under which restricted stock units and stock options are granted to team members and directors of the Company and its affiliates. The fair value of the share-based awards is estimated on the date of grant based on the market price of the underlying common stock and is amortized on a straight-line basis over the related requisite service periods.

During the three months ended March 31, 2022, the Company granted approximately 21,300,000 restricted stock units with an estimated future expense of $281,600. These awards generally vest annually over a three-year period or quarterly over an accelerated four-year period, subject to the grantee’s employment or service with the Company through each applicable vesting date.

The Company has an employee stock purchase plan, also referred to as the Team Member Stock Purchase Plan ("TMSPP"), under which eligible team members may direct the Company to withhold up to 15% of their gross pay to purchase shares of common stock at a price equal to 85% of the closing market price on the exercise date. The TMSPP is a liability classified compensatory plan and the Company recognizes compensation expense over the offering period based on the fair value of the purchase discount. During the three months ended March 31, 2022 and 2021, there were 1,018,875 and zero shares, respectively, purchased by team members through the TMSPP.

Additionally, we are allocated costs associated with awards granted by Rock Holdings, Inc. (“RHI”) in the years prior to the reorganization and IPO and certain of our subsidiaries have individual compensation plans that include equity awards and stock appreciation rights.

The components of share-based compensation expense included in Salaries, commissions and team member benefits on the Condensed Consolidated Statements of Income and Comprehensive Income is as follows:

	Three Months Ended March 31,
	2022	2021
Rocket Companies, Inc. sponsored plans
Restricted stock units	$42,492	$27,601
Stock options	9,576	10,035
Team Member Stock Purchase Plan	2,098	2,923
Subtotal Rocket Companies, Inc. sponsored plans	$54,166	$40,559
RHI restricted stock units	12,775	1,372
Subsidiary plans	169	52
Total share-based compensation expense	$67,110	$41,983

15. Earnings Per Share

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

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
Basic earnings per share of Class A common stock is computed by dividing Net income attributable to Rocket Companies by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted earnings per share of Class A common stock is computed by dividing Net income attributable to Rocket Companies by the weighted-average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive securities. There was no Class B common stock outstanding as of March 31, 2022 or 2021, respectively. See Note 13, Non-controlling Interests for a description of Paired Interests and their potential impact on Class A and Class B share ownership.

The following table sets forth the calculation of the basic and diluted earnings per share for the period:

	Three Months Ended March 31,
	2022	2021
Net income	$1,036,608	$2,777,338
Net income attributable to non-controlling interest	(982,896)	(2,653,636)
Net income attributable to Rocket Companies	53,712	123,702
Add: Reallocation of Net income attributable to vested, undelivered stock awards	32	80
Net income attributable to common shareholders	$53,744	$123,782

Numerator:
Net income attributable to Class A common shareholders - basic	$53,744	$123,782
Add: Reallocation of net income attributable to dilutive impact of pro-forma conversion of Class D shares to Class A shares (1)	744,379	—
Add: Reallocation of net income attributable to dilutive impact of share-based compensation awards (2)	1,418	6,349
Net income attributable to Class A common shareholders - diluted	$799,541	$130,131
Denominator:
Weighted average shares of Class A common stock outstanding - basic	122,691,728	115,673,524
Add: Dilutive impact of conversion of Class D shares to Class A shares	1,848,879,483	—
Add: Dilutive impact of share-based compensation awards (3)	3,807,921	6,338,392
Weighted average shares of Class A common stock outstanding - diluted	1,975,379,132	122,011,916

Earnings per share of Class A common stock outstanding - basic	$0.44	$1.07
Earnings per share of Class A common stock outstanding - diluted	$0.40	$1.07

(1)     Net income calculated using the estimated annual effective tax rate of Rocket Companies, Inc.

(2)     Reallocation of net income attributable to dilutive impact of share-based compensation awards for the three months ended March 31, 2022 and 2021 comprised of $1,356 and $5,889 related to restricted stock units, zero and $422 related to stock options and $62 and $38 related to TMSPP.

(3)     Dilutive impact of share-based compensation awards for the three months ended March 31, 2022 and 2021 comprised of 3,640,391 and 5,879,491 related to restricted stock units, zero and 421,267 related to stock options and 167,530 and 37,634 related to TMSPP.

For the period from January 1, 2022 to March 31, 2022, 23,941,259 stock options, each weighted for the portion of the period for which they were outstanding, were excluded from the computation of diluted earnings per share as the effect was determined to be anti-dilutive.

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

Objective

The following discussion provides an analysis of the Company's financial condition, cash flows and results of operations from management's perspective and should be read in conjunction with the consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Our objective is to provide a discussion of events and uncertainties known to management that are reasonably likely to cause the reported financial information not to be indicative of future operating results or of future financial condition and to also offer information that provides an understanding of our financial condition, cash flows and results of operations.

Executive Summary

We are a Detroit-based FinTech holding company consisting of tech-driven real estate, mortgage and financial services businesses. We are committed to providing an industry-leading client experience powered by our platform. In addition to Rocket Mortgage, the nation’s largest mortgage lender, we have expanded into complementary industries, such as real estate services, personal lending, auto sales, solar, and personal finance where we seek to deliver innovative client solutions leveraging our Rocket platform.
Recent Developments
Share Repurchase Program

As of May 6, 2022, Rocket Companies has repurchased 25.3 million shares at a weighted average price of $14.16. Cumulatively, we have returned $358.7 million to shareholders under the $1 billion Share Repurchase Program authorized in November 2020.

Three months ended March 31, 2022 summary

For the three months ended March 31, 2022, we originated $54.0 billion in residential mortgage loans, which was a $49.5 billion, or 47.9%, decrease from the three months ended March 31, 2021. Our Net income was $1.0 billion for the three months ended March 31, 2022, compared to Net income of $2.8 billion for the three months ended March 31, 2021. We generated $0.5 billion of Adjusted EBITDA for the three months ended March 31, 2022, which was a decrease of $2.0 billion, or 81.6%, compared to $2.5 billion for the three months ended March 31, 2021. For more information on Adjusted EBITDA, please see “Non-GAAP Financial Measures” below.

The decrease in Net income was primarily driven by a decrease of $2.1 billion, or 58.2% in Gain on sale of loans, net which was driven mainly by the decrease in gain on sale margin, as well as a decrease in origination volume in the three months ended March 31, 2022 noted above. Loan servicing income increased $327.7 million, or 66.5%, primarily due to the increase in the fair value of MSRs. During the period, expenses decreased $87.6 million, or 5.2%, which was associated with a decrease in expenses related to a decrease in title production and a decrease in payoff interest expense for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. When individual loans are paid off, we are required to remit interest for an entire month regardless of the date of payoff; however, clients are only responsible for interest accrued up to the date of payoff. The difference between the interest we are required to remit to investors and the interest we collect from the client as a result of an early payoff is referred to as “payoff interest expense”.

As of March 31, 2022, our servicing portfolio, including loans subserviced for others, included approximately $545.8 billion of UPB and 2.6 million client loans. The portfolio primarily consists of high quality performing GSE and government (FHA and VA) loans. Our delinquent loans (defined as 60-plus days past-due) were 1.31% of our total portfolio. Excluding clients in COVID-19 related forbearance plans, our delinquent loans (defined as 60-plus days past-due) were 0.84% as of March 31, 2022. We monitor the MSR portfolio on a regular basis seeking to optimize our portfolio by evaluating the risk and return profile of the portfolio. As part of these efforts we sold the servicing on approximately 62,749 loans with $24.0 billion in UPB during the three months ended March 31, 2022. These sales were more than offset by new loans that were added to the MSR portfolio organically during the period.

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

We define “Adjusted Revenue” as total revenues net of the change in fair value of mortgage servicing rights (“MSRs”) due to valuation assumptions (net of hedges). We define “Adjusted Net Income” as tax-effected earnings before share-based compensation expense, the change in fair value of MSRs due to valuation assumptions (net of hedges), loss on extinguishment of Senior Notes, a litigation accrual, Change in Tax receivable agreement liability, and the tax effects of those adjustments. We define “Adjusted Diluted EPS” as Adjusted Net Income divided by the diluted weighted average number of Class A common stock outstanding for the applicable period, which assumes the pro forma exchange and conversion of all outstanding Class D common stock for Class A common stock. We define “Adjusted EBITDA” as earnings before interest and amortization expense on non-funding debt, income tax, and depreciation and amortization, net of the change in fair value of MSRs due to valuation assumptions (net of hedges), share-based compensation expense, and a litigation accrual. We exclude from each of these non-GAAP measures the change in fair value of MSRs due to valuation assumptions (net of hedges) as this represents a non-cash non-realized adjustment to our total revenues, reflecting changes in assumptions including discount rates and prepayment speed assumptions, mostly due to changes in market interest rates, which is not indicative of our performance or results of operation. We also exclude effects of contractual prepayment protection associated with sales of MSRs. Adjusted EBITDA includes Interest expense on funding facilities, which are recorded as a component of Interest income, net, as these expenses are a direct cost driven by loan origination volume. By contrast, interest and amortization expense on non-funding debt is a function of our capital structure and is therefore excluded from Adjusted EBITDA.

In the first quarter of 2022, we revised our definition of Adjusted Net income and Adjusted EBITDA to also exclude the cash portion of share-based compensation expenses, as these expenses do not directly affect what we consider to be our core operating performance. Comparative periods presented to the extent impacted were updated. From time to time in the future, we may exclude other items if we believe that doing so is consistent with the goal of providing useful information to investors.

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

Although we use Adjusted Revenue, Adjusted Net Income, Adjusted Diluted EPS and Adjusted EBITDA as financial measures to assess the performance of our business, such use is limited because they do not include certain material costs necessary to operate our business. Additionally, our definitions of each of Adjusted Revenue, Adjusted Net Income, Adjusted Diluted EPS and Adjusted EBITDA allows us to add back certain non-cash charges and deduct certain gains that are included in calculating Total revenues, net, Net income attributable to Rocket Companies or Net income. However, these expenses and gains vary greatly, and are difficult to predict. They can represent the effect of long-term strategies as opposed to short-term results. Adjusted Revenue, Adjusted Net Income, Adjusted Diluted EPS and Adjusted EBITDA should be considered in addition to, and not as a substitute for, Total revenues, net, Net income attributable to Rocket Companies and Net income in accordance with U.S. GAAP as measures of performance. Our presentation of Adjusted Revenue, Adjusted Net Income, Adjusted Diluted EPS and Adjusted EBITDA should not be construed as an indication that our future results will be unaffected by unusual or nonrecurring items.

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

Because of these limitations, Adjusted Revenue, Adjusted Net Income, Adjusted Diluted EPS and Adjusted EBITDA are not intended as alternatives to Total revenue, net, Net income attributable to Rocket Companies or Net income as an indicator of our operating performance and should not be considered as measures of discretionary cash available to us to invest in the growth of our business or as measures of cash that will be available to us to meet our obligations. We compensate for these limitations by using Adjusted Revenue, Adjusted Net Income, Adjusted Diluted EPS and Adjusted EBITDA along with other comparative tools, together with U.S. GAAP measurements, to assist in the evaluation of operating performance. See below for reconciliation of these non-GAAP measures to their most comparable U.S. GAAP measures. Additionally, our U.S. GAAP-based measures can be found in the condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q.

Reconciliation of Adjusted Revenue to Total Revenue, net

	Three Months Ended March 31,
($ in thousands)	2022	2021
Total revenue, net	$2,670,596	$4,538,871
Change in fair value of MSRs due to valuation assumptions (net of hedges) (1)	(739,217)	(499,084)
Adjusted Revenue	$1,931,379	$4,039,787

(1)    Reflects changes in assumptions including discount rates and prepayment speed assumptions, mostly due to changes in market interest rates, and the effects of contractual prepayment protection associated with sales of MSRs.

Reconciliation of Adjusted Net Income to Net Income Attributable to Rocket Companies

	Three Months Ended March 31,
($ in thousands)	2022	2021
Net income attributable to Rocket Companies	$53,712	$123,702
Net income impact from pro forma conversion of Class D common shares to Class A common shares (1)	983,505	2,654,086
Adjustment to the provision for income tax (2)	(242,150)	(641,376)
Tax-effected net income (2)	$795,067	$2,136,412
Share-based compensation expense	67,110	42,072
Change in fair value of MSRs due to valuation assumptions (net of hedges) (3)	(739,217)	(499,084)
Litigation accrual (4)	—	15,000
Tax impact of adjustments (5)	169,438	109,928
Other tax adjustments (6)	1,000	749
Adjusted Net Income	$293,398	$1,805,077

(1)    Reflects net income to Class A common stock from pro forma exchange and conversion of corresponding shares of our Class D common shares held by non-controlling interest holders as of March 31, 2022 and 2021.

(2)    Rocket Companies will be subject to U.S. Federal income taxes, in addition to state, local and Canadian taxes with respect to its allocable share of any net taxable income of Holdings. The adjustment to the provision for income tax reflects the effective tax rates below, assuming the Issuer owns 100% of the non-voting common interest units of Holdings.

	March 31,
	2022	2021
Statutory U.S. Federal Income Tax Rate	21.00%	21.00%
Canadian taxes	0.01	0.01
State and Local Income Taxes (net of federal benefit)	4.20	3.86
Effective Income Tax Rate for Adjusted Net Income	25.21%	24.87%

(3)    Reflects changes in assumptions including discount rates and prepayment speed assumptions, mostly due to changes in market interest rates, and the effects of contractual prepayment protection associated with sales of MSRs.

(4)     Reflects legal accrual related to a specific legal matter.

(5)    Tax impact of adjustments gives effect to the income tax related to share-based compensation expense, change in fair value of MSRs due to valuation assumptions and litigation accrual at the above described effective tax rates for each period.

(6)    Represents tax benefits due to the amortization of intangible assets and other tax attributes resulting from the purchase of Holdings units, net of payment obligations under Tax Receivable Agreement.

Reconciliation of Adjusted Diluted Weighted Average Shares Outstanding to Diluted Weighted Average Shares Outstanding

	Three Months Ended March 31,
($ in thousands, except shares and per share)	2022	2021
Diluted weighted average Class A Common shares outstanding	1,975,379,132	122,011,916
Assumed pro forma conversion of Class D shares (1)	—	1,868,855,039
Adjusted diluted weighted average shares outstanding	1,975,379,132	1,990,866,955

Adjusted Net Income	$293,398	$1,805,077
Adjusted Diluted EPS	$0.15	$0.91

(1)    Reflects the pro forma exchange and conversion of non-dilutive Class D common stock to Class A common stock. For the three months ended March 31, 2022, Class D common shares were dilutive and are included in the diluted weighted average Class A common shares outstanding in the table above. For the three-months ended March 31, 2021, Class D common shares were anti-dilutive and therefore included in the assumed pro forma conversion of Class D shares in the table above.

Reconciliation of Adjusted EBITDA to Net Income

	Three Months Ended March 31,
($ in thousands)	2022	2021
Net income	$1,036,608	$2,777,338
Interest and amortization expense on non-funding debt	38,664	35,571
Income tax provision	25,849	65,832
Depreciation and amortization	21,042	15,304
Share-based compensation expense	67,110	42,072
Change in fair value of MSRs due to valuation assumptions (net of hedges) (1)	(739,217)	(499,084)
Litigation accrual (2)	—	15,000
Adjusted EBITDA	$450,056	$2,452,033

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

The following summarizes key performance indicators of the business:

	Three Months Ended March 31,
(Units and $ in thousands)	2022	2021
Loan Production Data
Closed loan origination volume	$53,976,815	$103,525,138
Direct to Consumer origination volume	$33,126,537	$61,424,371
Partner Network origination volume	$20,850,278	$42,100,767
Gain on sale margin (1)	3.01%	3.74%

	March 31,
	2022	2021
Servicing Portfolio Data
Total serviced UPB (includes subserviced)	$545,763,625	$467,030,036
MSRs UPB of loans serviced	$492,368,318	$431,497,603
UPB of loans subserviced and temporarily serviced	$53,395,307	$35,532,433
Total loans serviced (includes subserviced)	2,554.6	2,315.4
Number of MSRs loans serviced	2,411.4	2,123.7
Number of loans subserviced and temporarily serviced	143.2	191.7
MSR fair value multiple (2)	4.59	3.41
Total serviced delinquency rate, excluding loans in forbearance (60+)	0.84%	0.72%
Total serviced MSR delinquency rate (60+)	1.31%	3.21%
Net client retention rate (trailing twelve months)	92%	91%

	Three Months Ended March 31,
	2022	2021
Other Rocket Companies
Amrock closings (units)	168.3	348.8
Rocket Homes real estate transactions	8.2	6.6
Rockethomes.com average unique monthly visitors (3)	2,591.4	1,092.5
Rocket Loans closed (units)	5.3	2.6
Rocket Auto car sales (units) (4)	13.1	13.6
Total Other Rocket Companies gross revenue	$294,908	$450,394
Total Other Rocket Companies net revenue (5)	$270,884	$433,017
(1)    Gain on sale margin is the gain on sale of loans, net divided by net rate lock volume for the period. Gain on sale of loans, net includes the net gain on sale of loans, fair value of originated MSRs, and fair value adjustment on loans held for sale, divided by the UPB of loans subject to IRLC’s during the applicable period.

(2)    MSRs fair market value multiple is a metric used to determine the relative value of the MSRs asset in relation to the annualized retained servicing fee, which is the cash that the holder of the MSRs asset would receive from the portfolio over such period. It is calculated as the quotient of (a) the MSRs fair market value as of a specified date divided by (b) the weighted average annualized retained servicing fee for our MSRs portfolio as of such date. The weighted average annualized retained servicing fee for our MSRs portfolio was 0.28% and 0.29% for the three months ended March 31, 2022 and 2021, respectively. The vast majority of our portfolio consists of originated MSRs and consequently, the impact of purchased MSRs does not have a material impact on our weighted average service fee.

(3)    Rockethomes.com average unique monthly visitors is calculated by a third party service that monitors website activity. This metric doesn't necessarily have a direct correlation to revenues and is used primarily to monitor consumer interest in the Rockethomes.com site.

(4)    Rocket Auto's Gross Merchandise Value, which represents the vehicle and other vehicle-related sales during the period, was $445 and $360 for the three months ended March 31, 2022 and 2021, respectively.

(5)    Net revenue presented above is calculated as gross revenues less intercompany revenue eliminations. A portion of the Other Rocket Companies revenues is generated through intercompany transactions. These intercompany transactions take place with entities that are part of our platform. Consequently, we view gross revenue of individual Other Rocket Companies as a key performance indicator, and we consider net revenue of Other Rocket Companies on a combined basis.
Description of Certain Components of Financial Data
Components of Revenue
Our sources of revenue include Gain on sale of loans, net, Loan servicing income, Interest income, net, and Other income.
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
An estimate of the gain on sale of loans, net is recognized at the time an IRLC is issued, net of an estimated pull-through factor. The pull-through factor is a key assumption and estimates the loan funding probability, as not all loans that reach IRLC status will result in a closed loan. Subsequent changes in the fair value of IRLCs and mortgage loans held for sale are recognized in current period earnings. When the mortgage loan is sold into the secondary market (i.e. funded), any difference between the proceeds received and the current fair value of the loan is recognized in current period earnings in gain on sale of loans.
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
Loan servicing income
The value of newly originated MSRs is recognized as a component of the gain on sale of loans, net when loans are sold and the associated servicing rights are retained. Loan servicing fee income consists of the contractual fees earned for servicing the loans and includes ancillary revenue such as late fees and modification incentives. Loan servicing fee income is recorded to income as earned, which is upon collection of payments from borrowers. We have elected to subsequently measure the MSRs at fair value on a recurring basis. Changes in fair value of MSRs, net primarily due to the realization of expected cash flows and/or changes in valuation inputs and estimates, are recognized in current period earnings. Furthermore, we also include in Loan servicing income the gains and losses related to MSRs collateral financing liability and MSRs financing liability.

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
Other income
Other income includes revenues generated from Amrock (title insurance services, property valuation, and settlement services), Rocket Homes (real estate network referral fees), Rocket Auto (auto sales revenues), Core Digital Media (third party lead generation revenues), Rock Connections (third party sales and support revenues), Truebill (personal finance), Rocket Loans (personal loans) and professional service fees. The professional service fees represent amounts received in exchange for professional services provided to affiliated companies. Services are provided primarily in connection with technology, facilities, human resources, accounting, training, and security functions. Other income also includes revenues from investment interest income.

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

Tax Receivable Agreement
In connection with the reorganization completed prior to our IPO in 2020, the Company entered into a Tax Receivable Agreement with the LLC Members that will obligate the Company to make payments to the LLC Members generally equal to 90% of the applicable cash tax savings that the Company actually realizes or in some cases is deemed to realize as a result of the tax attributes generated by (i) certain increases in our allocable share of the tax basis in Holdings’ assets resulting from (a) the purchases of Holdings Units (along with the corresponding shares of our Class D common stock or Class C common stock) from the LLC Members (or their transferees of Holdings Units or other assignees) using the net proceeds from our initial public offering or in any future offering, (b) exchanges by the LLC Members (or their transferees of Holdings Units or other assignees) of Holdings Units (along with the corresponding shares of our Class D common stock or Class C common stock) for cash or shares of our Class B common stock or Class A common stock, as applicable, or (c) payments under the Tax Receivable Agreement; (ii) tax benefits related to imputed interest deemed arising as a result of payments made under the Tax Receivable Agreement and (iii) disproportionate allocations (if any) of tax benefits to Holdings as a result of section 704(c) of the Code that relate to the reorganization transactions. The Company will retain the benefit of the remaining 10% of these tax savings.

Share-based compensation
Share-based compensation is comprised of both equity and liability awards and is measured and expensed accordingly under Accounting Standards Codification (“ASC”) 718 Compensation—Stock Compensation. As indicated above, share-based compensation expense is included as part of salaries, benefits and team member benefits.

Non-controlling interest
We are the sole managing member of Holdings and consolidate the financial results of Holdings. Therefore, we report a non-controlling interest based on the Holdings Units of Holdings held by Dan Gilbert, our founder and Chairman (our "Chairman") and RHI on our Condensed Consolidated Balance Sheets. Income or loss is attributed to the non-controlling interests based on the weighted average Holdings Units outstanding during the period and is presented on the Condensed Consolidated Statements of Income and Comprehensive Income. Refer to Note 13, Non-controlling Interests for more information on non-controlling interests.

Results of Operations for the Three Months Ended March 31, 2022 and 2021
Summary of Operations

Condensed Statement of Operations Data	Three Months Ended March 31,
($ in thousands)	2022	2021
Revenue
Gain on sale of loans, net	$1,483,786	$3,552,442
Servicing fee income	366,214	292,361
Change in fair value of MSRs	454,380	200,555
Interest income, net	48,844	27,401
Other income	317,372	466,112
Total revenue, net	$2,670,596	$4,538,871
Expenses
Salaries, commissions and team member benefits	853,915	842,199
General and administrative expenses	275,857	291,419
Marketing and advertising expenses	328,058	320,843
Interest and amortization expense on non-funding-debt	38,664	35,571
Other expenses	111,645	205,669
Total expenses	$1,608,139	$1,695,701
Income before income taxes	1,062,457	2,843,170
Provision for income taxes	(25,849)	(65,832)
Net income	1,036,608	2,777,338
Net income attributable to non-controlling interest	(982,896)	(2,653,636)
Net income attributable to Rocket Companies	$53,712	$123,702
Gain on sale of loans, net

The components of gain on sale of loans for the periods presented were as follows:

	Three Months Ended March 31,
($ in thousands)	2022	2021
Net (loss) gain on sale of loans (1)	$(125,594)	$2,587,431
Fair value of originated MSRs	796,616	1,173,164
Provision for investor reserves	(2,386)	(5,347)
Fair value adjustment on loans held for sale and IRLCs	(743,501)	(1,883,943)
Revaluation loss from forward commitments economically hedging loans held for sale and IRLCs	1,558,651	1,681,137
Gain on sale of loans, net	$1,483,786	$3,552,442

(1)    Net (loss) gain on sale of loans represents the premium received in excess of the UPB, plus net origination fees.

The table below provides details of the characteristics of our mortgage loan production for each of the periods presented:

($ in thousands)	Three Months Ended March 31,
Loan origination volume by type	2022	2021
Conventional Conforming	$41,379,684	$81,110,931
FHA/VA	9,086,995	18,406,621
Non-Agency	3,510,136	4,007,586
Total mortgage loan origination volume	$53,976,815	$103,525,138
Portfolio metrics
Average loan amount	$281	$276
Weighted average loan-to-value ratio	69.15%	67.39%
Weighted average credit score	737	755
Weighted average loan rate	3.34%	2.70%
Percentage of loans sold
To GSEs and government	91.51%	96.26%
To other counterparties	8.49%	3.74%
Servicing-retained	98.96%	97.07%
Servicing-released	1.04%	2.93%
Net rate lock volume (1)	$49,613,500	$95,115,745
Gain on sale margin (2)	3.01%	3.74%

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
Gain on sale of loans, net was $1.5 billion for the three months ended March 31, 2022, a decrease of $2.1 billion, or 58.2%, as compared with $3.6 billion for the three months ended March 31, 2021. The decrease was primarily driven by a decline in gain on sale margin to 3.01% from 3.74%, as well as in mortgage loan origination volume of $49.5 billion, or 47.9%, as compared to the three months ended March 31, 2021. The decrease in gain on sale margin during the three months ended March 31, 2022 reflects a tighter spread between primary and secondary mortgage rates. The primary mortgage rate is the rate at which lenders originate loans with borrowers and the secondary mortgage rate is the rate at which lenders securitize those loans into mortgage backed securities.

Net (loss) gain on sales of loans decreased $2.7 billion, or 104.9%, to $(0.1) billion in the three months ended March 31, 2022 compared to $2.6 billion in the three months ended March 31, 2021. This was driven by a decrease in gain on sale margin, as well as a decrease in mortgage loan origination volume, noted above.

The fair value of MSRs originated was $796.6 million for the three months ended March 31, 2022, a decrease of $376.5 million, or 32.1%, as compared with $1.2 billion during the three months ended March 31, 2021. The decrease was primarily due to a reduction in sold loan volume of $43.6 billion, or 41.2%, from $105.8 billion for the three months ended March 31, 2021 to $62.2 billion for the three months ended March 31, 2022. MSR assets are created at the time Mortgage Loans Held for Sale are securitized and sold to investors for cash, while the Company retains the MSR.

Loan servicing income
For the periods presented, Loan servicing income consisted of the following:

	Three Months Ended March 31,
($ in thousands)	2022	2021
Retained servicing fee	$356,551	$283,609
Subservicing income	2,320	2,529
Ancillary income	7,343	6,223
Servicing fee income	366,214	292,361
Change in valuation model inputs or assumptions (1)	764,723	537,941
Change in fair value of MSRs hedge	(25,506)	(38,857)
Collection / realization of cash flows	(284,837)	(298,529)
Change in fair value of MSRs	454,380	200,555
Loan servicing income	$820,594	$492,916
(1)     Includes the effect of contractual prepayment protection resulting from sales of MSRs prepayment protection

	March 31,
($ in thousands)	2022	2021
MSRs UPB of loans serviced	$492,368,318	$431,497,603
Number of MSRs loans serviced	2,411,386	2,123,655
UPB of loans subserviced and temporarily serviced	$53,395,307	$35,532,433
Number of loans subserviced and temporarily serviced	143,231	191,737
Total serviced UPB	$545,763,625	$467,030,036
Total loans serviced	2,554,617	2,315,392
MSRs fair value	$6,410,288	$4,304,762
Total serviced delinquency rate, excluding loans in forbearance (60+)	0.84%	0.72%
Total serviced delinquency count (60+) as % of total	1.31%	3.21%
Weighted average credit score	737	740
Weighted average LTV	70.51%	71.67%
Weighted average loan rate	3.18%	3.31%
Weighted average service fee	0.28%	0.29%

Loan servicing income, net was $820.6 million for the three months ended March 31, 2022, which compares to $492.9 million for the three months ended March 31, 2021. The changes in valuation model inputs or assumptions was $764.7 million for the three months ended March 31, 2022 as compared to $537.9 million for the three months ended March 31, 2021, predominately due to a decrease in prepayment speed assumptions during the period. Servicing fee income also increased to $366.2 million for the three months ended March 31, 2022 as compared to $292.4 million for the three months ended March 31, 2021, primarily a result of the growth in our servicing portfolio.

The change in MSRs fair value was a net increase of $454.4 million for the three months ended March 31, 2022, as compared with a net increase of $200.6 million for the three months ended March 31, 2021. The change was largely attributable to the increase in fair value due to changes in valuation model inputs and assumptions (net of hedges) of $240.1 million, which was driven by a decrease in the overall prepayment assumptions, largely as a result of an increase in mortgage interest rates. The overall prepayment assumptions decreased from 8.7% at December 31, 2021 to 7.1% at March 31, 2022. The net increase of $200.6 million during the three months ended March 31, 2021, was a result of a decrease in prepayment speeds from 15.8% at December 31, 2020 to 10.9% at March 31, 2021.

Interest income, net
The components of Interest income, net for the periods presented were as follows:

	Three Months Ended March 31,
($ in thousands)	2022	2021
Interest income	$90,540	$95,245
Interest expense on funding facilities	(41,696)	(67,844)
Interest income, net	$48,844	$27,401

Interest income, net was $48.8 million for the three months ended March 31, 2022, an increase of $21.4 million, or 78.3%, as compared to $27.4 million for the three months ended March 31, 2021. The increase in interest income, net in 2022 was primarily attributable to higher note rates, which was partially offset by a decrease in production during the three months ended March 31, 2022.

Other income

Other income decreased $148.7 million, or 31.9%, to $317.4 million for the three months ended March 31, 2022 as compared to $466.1 million for the three months ended March 31, 2021. The decrease was primarily a result of a decrease in title related revenues.

Expenses

Expenses for the periods presented were as follows:

	Three Months Ended March 31,
($ in thousands)	2022	2021
Salaries, commissions and team member benefits	$853,915	$842,199
General and administrative expenses	275,857	291,419
Marketing and advertising expenses	328,058	320,843
Interest and amortization expense on non-funding debt	38,664	35,571
Other expenses	111,645	205,669
Total expenses	$1,608,139	$1,695,701

Total expenses were $1.6 billion for the three months ended March 31, 2022, a decrease of $87.6 million or 5.2%, as compared with $1.7 billion for the three months ended March 31, 2021. This was driven primarily by a decrease in other expenses which were $111.6 million for the three months ended March 31, 2022, a decrease of $94.0 million, or 45.7%, as compared with $205.7 million for the three months ended March 31, 2021. The decrease was primarily attributable to a decrease in title related expenses and a decrease in payoff interest expense.

Summary Results by Segment for the Three Months Ended March 31, 2022 and 2021

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

We measure the performance of the segments primarily on a contribution margin basis. Contribution margin is intended to measure the direct profitability of each segment and is calculated as Adjusted Revenue less directly attributable expenses. Adjusted Revenue is a non-GAAP financial measure described above. Directly attributable expenses include Salaries, commissions and team member benefits, Marketing and advertising expenses, General and administrative expenses and Other expenses, such as direct servicing costs and origination costs. For segments, we measure gain on sale margin of sold loans and refer to this metric as ‘Sold Loan Gain on Sale Margin’. A loan is considered sold when it is sold to investors in the secondary market. In previous disclosures, ‘sold loans’ were referred to as ‘funded loans’. Sold loan gain on sale margin represents revenues on loans that have been sold divided by the sold UPB amount. Sold loan gain on sale margin is used specifically in the context of measuring the gain on sale margins of our Direct to Consumer and Partner Network segments. Sold loan gain on sale margin is an important metric in evaluating the revenue generating performance of our segments as it allows us to measure this metric at a segment level with a high degree of precision. By contrast, ‘gain on sale margin’, which we use outside of the segment discussion, measures the gain on sale revenue generation of our combined mortgage business. See below for our overview and discussion of segment results for the three and three months ended March 31, 2022 and 2021. For additional discussion, see Note 12, Segments of the notes to the unaudited condensed consolidated financial statements of this Form 10-Q.

Direct to Consumer Results

	Three Months Ended March 31,
($ in thousands)	2022	2021
Sold Loan Volume	$36,164,727	$65,028,437
Sold Loan Gain on Sale Margin	4.00%	5.36%
Revenue
Gain on sale	$1,217,103	$2,863,600
Interest income	57,601	58,668
Interest expense on funding facilities	(26,727)	(42,006)
Service fee income	365,499	291,652
Changes in fair value of MSRs	454,380	200,555
Other income	167,027	304,912
Total Revenue, net	$2,234,883	$3,677,381
Increase in MSRs due to valuation assumptions (net of hedges)	(739,217)	(499,084)
Adjusted Revenue	$1,495,666	$3,178,297
Less: Directly Attributable Expenses (1)	869,210	973,129
Contribution Margin	$626,456	$2,205,168

(1)    Direct expenses attributable to operating segments exclude corporate overhead, depreciation and amortization, and interest and amortization expense on non-funding debt.

For the three months ended March 31, 2022, Direct to Consumer Adjusted Revenue decreased $1.7 billion, or 52.9% to $1.5 billion from $3.2 billion for the three months ended March 31, 2021. Gain on sale revenue decreased $1.6 billion, or 57.5%, due to a decline in Direct to Consumer sold loan volume and gain on sale margins during the three months March 31, 2022. On a sold loan basis, the Direct to Consumer segment generated $36.2 billion in sold loan volume during the three months ended March 31, 2022, a decrease of $28.9 billion, or 44.4% as compared to the three months ended March 31, 2021. In addition, sold loan gain on sale margin was 4.00% during the three months ended March 31, 2022 as compared to 5.36% during the three months ended March 31, 2021, driven primarily by a compression in primary-secondary spreads which led to margin suppression during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021.

For the three months ended March 31, 2022, Direct to Consumer Directly Attributable Expenses decreased $103.9 million, or 10.7%, to $869.2 million during the three months ended March 31, 2022 compared to $973.1 million during the three months ended March 31, 2021. The decrease was primarily due to a decrease in variable compensation and loan processing costs driven by lower volumes.

For the three months ended March 31, 2022, Direct to Consumer Contribution Margin decreased $1.6 billion, or 71.6%, to $0.6 billion, compared to $2.2 billion during the three months ended March 31, 2021. The decrease in Contribution Margin was driven primarily by the decrease in Direct to Consumer sold loan volume and gain on sale margins noted above.

Partner Network Results

	Three Months Ended March 31,
($ in thousands)	2022	2021
Sold Loan Volume	$26,033,374	$40,728,595
Sold Loan Gain on Sale Margin	0.91%	1.93%
Revenue
Gain on sale	$258,056	$684,428
Interest income	32,168	36,061
Interest expense on funding facilities	(14,969)	(25,818)
Other income	16,477	27,778
Total Revenue, net	$291,732	$722,449
Decrease (increase) in MSRs due to valuation assumptions (net of hedges)	—	—
Adjusted Revenue	$291,732	$722,449
Less: Directly Attributable Expenses	120,034	179,777
Total Contribution Margin	$171,698	$542,672

For the three months ended March 31, 2022, Partner Network Adjusted Revenue decreased $430.7 million, or 59.6% to $291.7 million, from $722.4 million for the three months ended March 31, 2021. Gain on sale revenue decreased $426.4 million, or 62.3%, due to lower Partner Network sold loan gain on sale margins, and lower sold loan volumes for the three months ended March 31, 2022. On a sold loan basis, the Partner Network segment generated $26.0 billion in sold loan volume for the three months ended March 31, 2022, a decrease of $14.7 billion, or 36.1% as compared to the three months ended March 31, 2021. In addition, sold loan gain on sale margin was 0.91% for the three months ended March 31, 2022 as compared to 1.93% for the three months ended March 31, 2021.

For the three months ended March 31, 2022, Partner Network Directly Attributable Expenses decreased $59.7 million, or 33.2%, to $120.0 million in the three months ended March 31, 2022 compared to $179.8 million for the three months ended March 31, 2021. The decrease was driven primarily by a decrease in variable compensation and loan processing costs associated with lower volumes.

For the three months ended March 31, 2022, Partner Network Contribution Margin decreased $371.0 million, or 68.4%, to $171.7 million in the three months ended March 31, 2022 compared to $542.7 million for the three months ended March 31, 2021. The decrease in Contribution Margin was driven primarily by the decrease in Partner Network sold loan gain on sale margin noted above and a decrease in Partner Network sold loan volume.

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

As discussed in Note 5, Borrowings, of the notes to the unaudited condensed consolidated financial statements included in this Form 10-Q, as of March 31, 2022, we had 18 different funding facilities in different amounts and with various maturities together with the Senior Notes. At March 31, 2022, the aggregate available amount under our facilities was $30.4 billion, with combined outstanding balances of $8.2 billion and unutilized capacity of $22.2 billion.

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

The amount owed and outstanding on our loan funding facilities fluctuates significantly based on our origination volume, the amount of time it takes us to sell the loans it originates, and the amount of loans being self-funded with cash. We may from time to time use surplus cash to “buy-down” the effective interest rate of certain loan funding facilities or to self-fund a portion of our loan originations. As of March 31, 2022, $2.3 billion of our cash was used to buy-down our funding facilities and self-fund, $200.0 million of which are buy-down funds that are included in Cash and cash equivalents on the Condensed Consolidated Balance Sheets and $2.1 billion of which is discretionary self-funding that reduces Cash and cash equivalents on the Condensed Consolidated Balance Sheets. We have the ability to withdraw the $200.0 million at any time, unless a margin call has been made or a default has occurred under the relevant facilities. The Company has an estimated $2.1 billion of discretionary self-funded loans, of which a portion can be transferred to a warehouse line or the early buy out line, provided that such loans meet the eligibility criteria to be placed on such lines. The remaining portion will be funded in normal course over a short period of time, generally less than one month. In addition to the $2.1 billion of corporate cash used for discretionary self-funding of loans as of March 31, 2022, we had an additional $2.3 billion of cash on-hand, for a total of $4.4 billion of available cash.

Our loan funding facilities, early buy out facilities, MSRs facility and unsecured lines of credit also generally require us to comply with certain operating and financial covenants and the availability of funds under these facilities is subject to, among other conditions, our continued compliance with these covenants. These financial covenants include, but are not limited to, maintaining (1) a certain minimum tangible net worth, (2) minimum liquidity, (3) a maximum ratio of total liabilities or total debt to tangible net worth and (4) pre-tax net income requirements. A breach of these covenants can result in an event of default under these facilities and as such allows the lenders to pursue certain remedies. In addition, each of these facilities, as well as our unsecured lines of credit, includes cross default or cross acceleration provisions that could result in all facilities terminating if an event of default or acceleration of maturity occurs under any facility. We were in compliance with all covenants as of March 31, 2022 and 2021.

March 31, 2022 compared to March 31, 2021

Cash Flows

Our Cash and cash equivalents and Restricted cash were $2.4 billion at March 31, 2022, a decrease of $0.6 billion, or 18.8%, compared to $2.9 billion at March 31, 2021. The decrease was primarily driven by distributions made to Class A shareholders of the Company and to unit holders (members) of Holdings partially offset by the net increase from earnings adjusted for non-cash items.

Equity

Equity was $8.7 billion as of March 31, 2022, an increase of $0.4 billion, or 4.8%, as compared to $8.3 billion as of March 31, 2021. The increase was primarily a result of net income of $4.3 billion and share-based compensation of $167.9 million, which was offset by distributions made to Class A shareholders of the Company and to unit holders (members) of Holdings.

Distributions
On February 24, 2022, our board of directors declared a cash dividend (the "2022 Special Dividend") of $1.01 per share to the holders of our Class A common stock. The 2022 Special Dividend was paid on March 22, 2022 to holders of the Class A common stock of record as of the close of business on March 8, 2022. The Company funded the 2022 Special Dividend from cash distributions of approximately $2.0 billion by RKT Holdings, LLC to all of its members, including the Company. To the extent the 2022 Special Dividend exceeded our current and accumulated earnings and profits, a portion of the 2022 Special Dividend may be deemed a return of capital or a capital gain to the investors in our Class A common stock. Refer to our risks and uncertainties discussed under the heading “Special Note Regarding Forward-Looking Statements,” and in Part II. Item 1A. “Risk Factors” and elsewhere in this Form 10-Q and in our Form 10-K.

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

During the three months ended March 31, 2022 the Company had a $2.0 billion 2022 Special Dividend and $160.6 million of tax distributions, for a total of approximately $2.2 billion of distributions. During the three months ended March 31, 2021 the Company had a $2.2 billion 2021 Special Dividend and $200 million in tax distributions, for a total of approximately $2.4 billion of distributions. Except for tax distributions, these distributions are at the discretion of our board of directors.

Contractual Obligations, Commercial Commitments, and Other Contingencies

There were no material changes outside the ordinary course of business to our outstanding contractual obligations as of March 31, 2022 from information and amounts previously disclosed as of December 31, 2021 in our Annual Report on Form 10-K under the caption “Contractual Obligations, Commercial Commitments, and Other Contingencies”. Refer to Notes 5, Borrowings, and 10, Commitments, Contingencies and Guarantees, of the notes to the condensed consolidated financial statements for further discussion of contractual obligations, commercial commitments, and other contingencies, including legal contingencies.
New Accounting Pronouncements Not Yet Effective
See Note 1, Business, Basis of Presentation and Accounting Policies of the notes to the unaudited condensed consolidated financial statements for details of recently issued accounting pronouncements and their expected impact on our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the Company's exposure to market risks since what was disclosed in the Company's December 31, 2021 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of March 31, 2022, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of business, we may from time to time be involved in various pending or threatened legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon our financial condition and/or results of operations. However, in the opinion of our management, matters currently pending or threatened against us are not expected to have a material adverse effect on our business, financial condition and results of operations. Refer to Note 10 Commitments, Contingencies, and Guarantees, to the condensed consolidated financial statements under the heading Legal included in this Quarterly Report on Form 10-Q for legal proceedings and related matters.

Item 1A. Risk Factors

There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. In “Part I – Item 1A. – Risk Factors” of our 2021 Form 10-K, as filed with the U.S. Securities and Exchange Commission on March 1, 2022, and available at www.sec.gov or at www.rocketcompanies.com, we included a detailed discussion of our risk factors. Other than the additional risk factor noted below, our risk factors have not changed significantly from those disclosed in our 2021 Form 10-K. These risk factors should be read carefully in connection with evaluating our business and in connection with the forward-looking statements and other information contained in this Quarterly Report on Form 10-Q. Any of the risks described in our 2021 Form 10-K could materially affect our business, condensed consolidated financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. The risk factors described in our 2021 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may materially adversely affect our business, condensed consolidated financial condition and/or future results.

The U.S. federal income tax treatment of distributions on our Class A common stock to a holder will depend upon our tax attributes and the holder’s tax basis in our stock, which are not necessarily predictable and can change over time.

Distributions of cash or other property on our Class A common stock, if any, will constitute dividends for U.S. federal income tax purposes to the extent paid from our current or accumulated earnings and profits (“E&P”), as determined under U.S. federal income tax principles, and generally be taxable to holders of our Class A common stock as ordinary dividend income for U.S. federal income tax purposes (to the extent of our current and accumulated E&P). E&P should not be confused with earnings or net income under GAAP. To the extent those distributions exceed our current and accumulated E&P, the distributions will be treated as a non-taxable return of capital to the extent of the holder’s tax basis in our Class A common stock, which will reduce a holder’s tax basis in the Class A common stock, and thereafter as capital gain from the sale or exchange of such common stock. Also, if any holder sells our Class A common stock, the holder will recognize a gain or loss equal to the difference between the amount realized and the holder’s tax basis in such Class A common stock. Consequently, such excess distributions will result in a corresponding increase in the amount of gain, or a corresponding decrease in the amount of loss, recognized by the holder upon the sale of the Class A common stock or subsequent distributions with respect to such stock. Additionally, with regard to U.S. corporate holders of our Class A common stock, to the extent that a distribution on our Class A common stock exceeds both our current and accumulated E&P and such holder’s tax basis in such shares, such holders would be unable to utilize the corporate dividends-received deduction (to the extent it would otherwise be applicable to such holder) with respect to the gain resulting from such excess distribution. Further, after we initially report the expected tax characterization of distributions we have paid, the actual characterization, which is not determined with finality until after the end of the tax year in which the distribution occurs, could vary from our expectation with the result that holders of our common stock could incur different income tax liabilities than initially expected. Investors in our Class A common stock are encouraged to consult their tax advisors as to the tax consequences of receiving distributions on our Class A common stock that are not treated as dividends for U.S. federal income tax purposes.

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

The following table shows the Share Repurchase Program activity during the three months ended March 31, 2022:

Period	Number of Shares Repurchased	Average Repurchase Price Per Share	Total Repurchase Amount
1/1/2022 to 1/31/2022	3,266,465	$13.34	$43,577,397
2/1/2022 to 2/28/2022	3,900,000	12.15	47,394,660
3/1/2022 to 3/31/2022	850,000	10.81	9,189,540
Total for the three months ended March 31, 2022	8,016,465	$12.49	$100,161,597

As of March 31, 2022 approximately $668.3 million remains available under the Share Repurchase Program.

As of May 6, 2022, Rocket Companies has repurchased 25.3 million shares at a weighted average price of $14.16. Cumulatively, we have returned $358.7 million to shareholders under the $1 billion Share Repurchase Program authorized in November 2020.

Item 5. Other Information

Master Repurchase Agreement

On May 4, 2022, Rocket Mortgage, as Seller, and Bank of America, N.A., as Buyer, entered into a Transaction Terms Letter for Master Repurchase Agreement, which decreases the total facility size to $2,000,000 with $250,000 committed and extended the expiration date of the existing Master Repurchase Agreement dated as of October 16, 2015, as amended, by and between Bank of America, N.A. and the Company (the "Master Repurchase Agreement") from April 20, 2023 to May 4, 2024 (the "Renewal").

Voluntary Transition Programs

Due to the rapidly changing mortgage market, on April 25, 2022, the Company began offering a voluntary transition program to certain eligible team members. The voluntary transition program includes a compensation package, healthcare coverage, career transition services, and accelerated vesting of certain equity awards, if applicable. On May 6, 2022, the Board of Directors approved an expanded voluntary transition program for additional team members. The Company expects to incur non-recurring charges of approximately $50-$60 million and expects to make cash payments in the same amount as a result of both the April 25th and May 6th voluntary transition programs. The costs of the benefits to be provided under the voluntary transition programs will be recognized in the period that the eligible team members accept their offers, which is expected to be predominantly in the second quarter of 2022.

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
#10.1*
Amendment Number 3 to Master Repurchase Agreement, dated as of February 28, 2022, by and between Rocket Mortgage, LLC (formerly known as Quicken Loans, LLC), a Michigan limited liability company, as seller, and Bank of Montreal, a Canadian Chartered bank acting through its Chicago Branch, as buyer

#10.2*
Amendment No. 3 to the Master Repurchase Agreement, dated as of March 25, 2022, is among JPMorgan Chase Bank, National Association, as buyer, QL Ginnie EBO, LLC, as seller, QL Ginnie REO, LLC, as REO Subsidiary, and Rocket Mortgage, LLC, as guarantor

#10.3*	Amendment No. 2 to Master Repurchase Agreement, dated as of March 31, 2022, between Barclays Bank PLC, as buyer and Rocket Mortgage, LLC (formerly known as Quicken Loans, LLC), as seller
#10.4*
Amendment No. 4 to Third Amended and Restated Master Repurchase Agreement, dated as of April 26, 2022, by and among Credit Suisse First Boston Mortgage Capital LLC, as administrative Agent, Credit Suisse AG, acting through its Cayman Islands Branch, as buyer, Alpine Securitization Ltd. as buyer, and other buyers from time to time party thereto, and Rocket Mortgage, LLC and One Reverse Mortgage, LLC as sellers

#10.5*
Amendment No. 1 to Amended and Restated Master Repurchase Agreement, dated as of May 4, 2022, by and between Bank of America, N.A., as buyer, RCKT Mortgage SPE-A, LLC, as seller and Rocket Mortgage, LLC (f/k/a Quicken Loans, LLC) as guarantor

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

Rocket Companies, Inc.

May 10, 2022	By:	/s/ Julie Booth
Date		Name: Julie Booth
Chief Financial Officer and Treasurer
(Principal Financial Officer)