Form 10-Q
period 2022-06-30
Rocket Companies, Inc.
filed 2022-08-09
CIK 1805284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of August 2, 2022, 115,477,269 shares of the registrant's Class A common stock, $0.00001 par value, and 1,848,879,483 shares of the registrant's Class D common stock, $0.00001 par value, were outstanding.

Rocket Companies, Inc.
Form 10-Q
For the period ended June 30, 2022

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)
Rocket Companies, Inc.
Condensed Consolidated Balance Sheets
(In Thousands, Except Shares and Per Share Amounts)

	June 30, 2022	December 31, 2021
Assets	(Unaudited)
Cash and cash equivalents	$915,363	$2,131,174
Restricted cash	68,721	80,423
Mortgage loans held for sale, at fair value	12,402,869	19,323,568
Interest rate lock commitments (“IRLCs”), at fair value	309,497	538,861
Mortgage servicing rights (“MSRs”), at fair value	6,657,758	5,385,613
Notes receivable and due from affiliates	9,799	9,753
Property and equipment, net of accumulated depreciation and amortization of $600,168 and $567,406, respectively	271,312	254,376
Deferred tax asset, net	520,553	572,049
Lease right of use assets	400,974	427,895
Forward commitments, at fair value	76,847	17,337
Loans subject to repurchase right from Ginnie Mae	1,376,747	1,918,032
Other assets	2,066,436	2,115,814
Total assets	$25,076,876	$32,774,895
Liabilities and equity
Liabilities
Funding facilities	$7,647,154	$12,751,592
Other financing facilities and debt
Lines of credit	—	75,000
Senior Notes, net	4,025,230	4,022,491
Early buy out facility	1,153,902	1,896,784
Accounts payable	233,720	271,544
Lease liabilities	458,064	482,184
Forward commitments, at fair value	23,935	19,911
Investor reserves	90,230	78,888
Notes payable and due to affiliates	37,970	33,650
Tax receivable agreement liability	623,498	688,573
Loans subject to repurchase right from Ginnie Mae	1,376,747	1,918,032
Other liabilities	634,223	776,714
Total liabilities	$16,304,673	$23,015,363
Equity
Class A common stock, $0.00001 par value - 10,000,000,000 shares authorized, 116,333,426 and 126,437,703 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively.	$1	$1
Class B common stock, $0.00001 par value - 6,000,000,000 shares authorized, none issued and outstanding as of June 30, 2022 and December 31, 2021.	—	—
Class C common stock, $0.00001 par value - 6,000,000,000 shares authorized, none issued and outstanding as of June 30, 2022 and December 31, 2021.	—	—
Class D common stock, $0.00001 par value - 6,000,000,000 shares authorized, 1,848,879,483 shares issued and outstanding as of June 30, 2022 and December 31, 2021.	19	19
Additional paid-in capital	225,702	287,558
Retained earnings	308,904	378,005
Accumulated other comprehensive (loss) income	(26)	81
Non-controlling interest	8,237,603	9,093,868
Total equity	8,772,203	9,759,532
Total liabilities and equity	$25,076,876	$32,774,895
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Rocket Companies, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
(In Thousands, Except Shares and Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue
Gain on sale of loans
Gain on sale of loans excluding fair value of MSRs, net	$347,365	$1,484,378	$1,034,535	$3,863,656
Fair value of originated MSRs	459,473	857,111	1,256,088	2,030,275
Gain on sale of loans, net	806,838	2,341,489	2,290,623	5,893,931
Loan servicing income (loss)
Servicing fee income	357,578	343,349	723,793	635,710
Change in fair value of MSRs	(12,522)	(415,394)	441,858	(214,839)
Loan servicing income (loss)	345,056	(72,045)	1,165,651	420,871
Interest income
Interest income	79,196	86,645	169,737	181,890
Interest expense on funding facilities	(42,706)	(64,378)	(84,403)	(132,222)
Interest income, net	36,490	22,267	85,334	49,668
Other income	204,035	376,388	521,407	842,500
Total revenue, net	1,392,419	2,668,099	4,063,015	7,206,970
Expenses
Salaries, commissions and team member benefits	754,125	840,470	1,608,040	1,682,669
General and administrative expenses	229,706	262,815	505,563	554,234
Marketing and advertising expenses	231,522	306,685	559,580	627,528
Depreciation and amortization	24,780	20,589	45,822	35,893
Interest and amortization expense on non-funding debt	38,282	35,038	76,946	70,609
Other expenses	35,487	141,805	126,090	332,170
Total expenses	1,313,902	1,607,402	2,922,041	3,303,103
Income before income taxes	78,517	1,060,697	1,140,974	3,903,867
Provision for income taxes	(18,761)	(24,047)	(44,610)	(89,879)
Net income	59,756	1,036,650	1,096,364	3,813,988
Net income attributable to non-controlling interest	(56,341)	(975,530)	(1,039,237)	(3,629,166)
Net income attributable to Rocket Companies	$3,415	$61,120	$57,127	$184,822

Earnings per share of Class A common stock
Basic	$0.03	$0.45	$0.47	1.47
Diluted	$0.02	$0.40	$0.43	1.46

Weighted average shares outstanding
Basic	118,801,530	136,139,400	120,735,056	125,961,094
Diluted	1,971,741,764	1,991,267,972	1,973,624,016	132,100,103

Comprehensive income
Net income	$59,756	$1,036,650	$1,096,364	$3,813,988
Cumulative translation adjustment	(679)	494	(91)	801
Unrealized (loss) gain on investment securities	(259)	527	(1,754)	163
Comprehensive income	58,818	1,037,671	1,094,519	3,814,952
Comprehensive income attributable to non-controlling interest	(55,453)	(976,486)	(1,037,503)	(3,630,072)
Comprehensive income attributable to Rocket Companies	$3,365	$61,185	$57,016	$184,880
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Rocket Companies, Inc.
Condensed Consolidated Statements of Changes in Equity
(In Thousands, Except Shares and Per Share Amounts)
(Unaudited)

	Class A Common Stock Shares	Class A Common Stock Amount	Class D Common Stock Shares	Class D Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Non-controlling Interest	Total Equity
Balance, December 31, 2020	115,372,565	$1	1,869,079,483	$19	$282,743	$207,422	$317	$7,391,654	$7,882,156
Net income	—	—	—	—	—	123,702	—	2,653,636	2,777,338
Cumulative translation adjustment	—	—	—	—	—	—	14	293	307
Unrealized loss on investment securities	—	—	—	—	—	—	(21)	(343)	(364)
Share-based compensation, net	2,300	—	—	—	2,116	—	—	37,033	39,149
Distributions for state taxes on behalf of unit holders (members), net	—	—	—	—	—	(281)	—	(4,559)	(4,840)
Distributions to unit holders (members) from subsidiary investment	—	—	—	—	—	—	—	(2,242,999)	(2,242,999)
Special Dividend to Class A Shareholders	—	—	—	—	—	(145,903)	—	—	(145,903)
Change in controlling interest of investment, net	20,200,000	—	(20,200,000)	—	85,351	(1)	55	(84,420)	985
Balance, March 31, 2021	135,574,865	$1	1,848,879,483	$19	$370,210	$184,939	$365	$7,750,295	$8,305,829
Net income	—	—	—	—	—	61,120	—	975,530	1,036,650
Cumulative translation adjustment	—	—	—	—	—	—	29	465	494
Unrealized gain on investment securities	—	—	—	—	—	—	36	491	527
Share-based compensation, net	4,177	—	—	—	2,621	—	—	35,622	38,243
Distributions for state taxes on behalf of unit holders (members), net	—	—	—	—	—	(1,346)	—	(18,255)	(19,601)
Distributions to unit holders (members) from subsidiary investment	—	—	—	—	—	—	—	(1,188,294)	(1,188,294)
Special Dividend to Class A Shareholders	—	—	—	—	—	211	—	111	322
Pushdown of dividend equivalent	—	—	—	—	—	16,427	—	(16,427)	—
Issuance of Class A Common Shares under stock compensation and benefit plans	896,701	—	—	—	1,369	—	—	18,582	19,951
Repurchase of Class A Common Shares	(496,829)	—	—	—	(8,313)	—	—	—	(8,313)
Increase in controlling interest of investment, net of income taxes and Tax receivable agreement liability	—	—	—	—	(1,971)	—	1	1,970	—
Balance, June 30, 2021	135,978,914	$1	1,848,879,483	$19	$363,916	$261,351	$431	$7,560,090	$8,185,808

Rocket Companies, Inc.
Condensed Consolidated Statements of Changes in Equity
(In Thousands, Except Shares and Per Share Amounts)
(Unaudited)

	Class A Common Stock Shares	Class A Common Stock Amount	Class D Common Stock Shares	Class D Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Non-controlling Interest	Total Equity
Balance, December 31, 2021	126,437,703	$1	1,848,879,483	$19	$287,558	$378,005	$81	$9,093,868	$9,759,532
Net income	—	—	—	—	—	53,712	—	982,896	1,036,608
Cumulative translation adjustment	—	—	—	—	—	—	31	557	588
Unrealized loss on investment securities	—	—	—	—	—	—	(92)	(1,403)	(1,495)
Share-based compensation, net	186,891	—	—	—	3,288	—	—	50,093	53,381
Distributions for state taxes on behalf of unit holders (members), net	—	—	—	—	—	(2,171)	—	(33,536)	(35,707)
Distributions to unit holders (members) from subsidiary investment, net	—	—	—	—	725	—	—	(1,856,575)	(1,855,850)
Special Dividend to Class A Shareholders	—	—	—	—	—	(123,752)	—	(31,830)	(155,582)
Taxes withheld on employees' restricted share award vesting	—	—	—	—	(77)	—	—	(1,220)	(1,297)
Issuance of Class A common Shares under stock compensation and benefit plans	1,018,875	—	—	—	930	—	—	12,743	13,673
Repurchase of Class A common Shares	(8,016,465)	—	—	—	(100,162)	—	—	—	(100,162)
Change in controlling interest of investment, net	—	—	—	—	49,196	—	2	(61,591)	(12,393)
Balance, March 31, 2022	119,627,004	$1	1,848,879,483	$19	$241,458	$305,794	$22	$8,154,002	$8,701,296
Net income	—	—	—	—	—	3,415	—	56,341	59,756
Cumulative translation adjustment	—	—	—	—	—	—	(34)	(645)	(679)
Unrealized loss on investment securities	—	—	—	—	—	—	(16)	(243)	(259)
Share-based compensation, net	721,224	—	—	—	4,089	—	—	50,596	54,685
Distributions for state taxes on behalf of unit holders (members), net	—	—	—	—	—	(385)	—	(6,069)	(6,454)
Special Dividend to Class A Shareholders	—	—	—	—	—	80	—	1,249	1,329
Taxes withheld on employees' restricted share award vesting	—	—	—	—	(9)	—	—	(2,833)	(2,842)
Issuance of Class A common Shares under stock compensation and benefit plans	1,456,798	—	—	—	824	—	—	12,855	13,679
Repurchase of Class A common Shares	(5,471,600)	—	—	—	(45,280)	—	—	—	(45,280)
Change in controlling interest of investment, net	—	—	—	—	24,620	—	2	(27,650)	(3,028)
Balance, June 30, 2022	116,333,426	$1	1,848,879,483	$19	$225,702	$308,904	$(26)	$8,237,603	$8,772,203

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Rocket Companies, Inc.
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Operating activities
Net income	$1,096,364	$3,813,988
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,822	35,893
Provision for deferred income taxes	34,458	52,321
Origination of mortgage servicing rights	(1,256,088)	(2,030,275)
Change in fair value of MSRs, net	(489,170)	168,824
Gain on sale of loans excluding fair value of MSRs, net	(1,034,535)	(3,863,656)
Disbursements of mortgage loans held for sale	(89,469,172)	(187,979,171)
Proceeds from sale of loans held for sale	97,614,379	192,053,145
Share-based compensation expense	112,034	83,002
Change in assets and liabilities
Due from affiliates	(46)	11,195
Other assets	37,061	(15,486)
Accounts payable	(37,824)	35,574
Due to affiliates	3,246	2,619
Premium recapture and indemnification losses paid	(891)	980
Other liabilities	(70,304)	188,738
Total adjustments	$5,488,970	$(1,256,297)
Net cash provided by operating activities	$6,585,334	$2,557,691
Investing activities
Proceeds from sale of MSRs	$473,971	$93,398
Net purchase of MSRs	(16,447)	—
Decrease (increase) in mortgage loans held for investment	13,936	(30,687)
Purchase and other additions of property and equipment, net of disposals	(62,938)	(67,665)
Net cash provided by (used in) investing activities	$408,522	$(4,954)
Financing activities
Net payments on funding facilities	$(5,104,438)	$(521,343)
Net payments on lines of credit	(75,000)	(300,000)
Net (payments) borrowings on early buy out facility	(742,882)	1,818,693
Net borrowings on notes payable from unconsolidated affiliates	1,073	353
Proceeds from MSRs financing liability	—	21,635
Stock issuance	24,890	17,591
Share repurchase	(145,442)	(8,313)
Taxes withheld on employees' restricted share award vesting	(4,139)	—
Distributions to other unit holders (members) of Holdings, net	(2,175,340)	(3,583,806)
Net cash used in financing activities	$(8,221,278)	$(2,555,190)
Effects of exchange rate changes on cash and cash equivalents	(91)	801
Net decrease in cash and cash equivalents and restricted cash	(1,227,513)	(1,652)
Cash and cash equivalents and restricted cash, beginning of period	2,211,597	2,054,103
Cash and cash equivalents and restricted cash, end of period	$984,084	$2,052,451
Non-cash activities
Loans transferred to other real estate owned	$644	$877
Supplemental disclosures
Cash paid for interest on related party borrowings	$2,423	$2,127

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

We are a Detroit-based FinTech holding company consisting of tech-driven real estate, mortgage and financial services businesses. We are committed to providing an industry-leading client experience powered by our simple, fast and trusted digital solutions. In addition to Rocket Mortgage, the nation’s largest mortgage lender, we have expanded into complementary industries, such as real estate services, personal lending, auto sales, solar, and personal finance. Through these industries, we seek to deliver innovative client solutions leveraging our Rocket platform. Our business operations are organized into the following two segments: (1) Direct to Consumer and (2) Partner Network, refer to Note 11, Segments.

Rocket Companies, Inc. is a holding company. Its primary material asset is the equity interest in Holdings which, through its direct and indirect subsidiaries, conducts all of the Company's operations. Holdings is a Michigan limited liability company and wholly owns the following entities, with each entity's subsidiaries identified in parentheses: Rocket Mortgage, LLC, Amrock Holdings, LLC (“Amrock”, "Amrock Title Insurance Company" ("ATI") and "Nexsys Technologies LLC"), LMB HoldCo LLC (“Core Digital Media”), RCRA Holdings LLC (“Rock Connections” and “Rocket Auto”), Rocket Homes Real Estate LLC (“Rocket Homes”), RockLoans Holdings LLC (“Rocket Loans” and "Rocket Solar"), Rock Central LLC dba Rocket Central ("Rocket Money, Inc. dba Truebill"), EFB Holdings Inc. (“Edison Financial”), Lendesk Canada Holdings Inc. ("Lendesk Technologies"), RockTech Canada Inc., and Woodward Capital Management LLC. As used herein, “Rocket Mortgage” refers to either the Rocket Mortgage brand or platform, or the Rocket Mortgage business, as the context allows.

Edison Financial ULC, changed its name to "Rocket Mortgage Canada ULC", effective as of July 12, 2022.

Basis of Presentation and Consolidation

As the sole managing member of Holdings, the Company operates and controls all of the business affairs of Holdings, and through Holdings and its subsidiaries, conducts its business. Holdings is considered a variable interest entity (“VIE”) and we consolidate the financial results of Holdings under the guidance of ASC 810, Consolidation. A portion of our Net income is allocated to Net income attributable to non-controlling interest. For further details, refer below to Variable Interest Entities and Note 12, Non-controlling Interests.

All significant intercompany transactions and accounts between the businesses comprising the Company have been eliminated in the accompanying condensed consolidated financial statements.

The Company's derivatives, IRLCs, mortgage loans held for sale, MSRs, and investments are measured at fair value on a recurring basis. Additionally, other assets may be required to be measured at fair value in the consolidated financial statements on a nonrecurring basis. Examples of such measurements are mortgage loans transferred between held for investment and held for sale, certain impaired loans, and other real estate owned. For further details of the Company's transactions refer to Note 2, Fair Value Measurements.

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

Truebill Acquisition

On December 23, 2021, we completed the acquisition of Truebill, Inc. (“Truebill Acquisition”) for total cash consideration of approximately $1.2 billion. The Truebill Acquisition was accounted for as a business combination under ASC 805, Business Combinations. The purchase price allocation is preliminary in nature and subject to change during the respective measurement period as we finalize tax accounting matters and the assignment of goodwill to reporting units. Any adjustments to the preliminary purchase price allocation are not expected to be significant.

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

Subsequent Events

In preparing these condensed consolidated financial statements, the Company evaluated events and transactions for potential recognition or disclosure through the date these condensed consolidated financial statements were issued. Refer to Note 5, Borrowings for disclosures on changes to the Company’s debt agreements that occurred subsequent to June 30, 2022.

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

Loan servicing income (loss) — includes income from servicing, sub-servicing and ancillary fees, and is recorded to income as earned, which is upon collection of payments from borrowers. This amount also includes the Change in fair value of MSRs, which is the adjustment for the fair value measurement of the MSR asset as of the respective balance sheet date.

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

The following revenue streams fall within the scope of ASC Topic 606—Revenue from Contracts with Customers and are disaggregated hereunder:

Core Digital Media lead generation revenue — The Company recognizes online consumer acquisition revenue based on successful delivery of marketing leads to a client at a fixed fee per lead. This service is satisfied at the time the lead is delivered, at which time revenue for the service is recognized. Online consumer acquisition revenue, net of intercompany eliminations, were $2,450 and $8,084 for the three months ended June 30, 2022 and 2021, respectively and $6,914 and $14,764 for the six months ended June 30, 2022 and 2021, respectively.

Professional service fees — The Company recognizes professional service fee revenue based on the delivery of services (e.g., human resources, technology, training) over the term of a contract. Consideration for the promised services is received through a combination of a fixed fee for the period and incremental fees paid for optional services that are available at an incremental rate determined at the time such services are requested. The Company recognizes the annual fee ratably over the life of the contract, as the performance obligation is satisfied equally over the term of the contract. For the optional services, revenue is only recognized at the time the services are requested and delivered and pricing is agreed upon. Professional service fee revenues were $3,106 and $3,198 for the three months ended June 30, 2022 and 2021, respectively and $6,110 and $6,747 for the six months ended June 30, 2022 and 2021, respectively. All professional service fee revenues were rendered entirely to related parties.

Rocket Homes real estate network referral fees — The Company recognizes real estate network referral fee revenue based on arrangements with partner agencies contingent on the closing of a transaction. As this revenue stream is variable, and is contingent on the successful transaction close, the revenue is constrained until the occurrence of the transaction. At this point, the constraint on recognizing revenue is deemed to have been lifted and revenue is recognized for the consideration expected to be received. Real estate network referral fees, net of intercompany eliminations, were $14,871 and $14,132 for the three months ended June 30, 2022 and 2021, respectively and $26,269 and $23,709 for the six months ended June 30, 2022 and 2021, respectively.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
Rock Connections and Rocket Auto contact center revenue — The Company recognizes contact center revenue for communication services including client support and sales. Consideration received mainly includes a fixed base fee and/or a variable contingent fee. The fixed base fee is recognized ratably over the period of performance, as the performance obligation is considered to be satisfied equally throughout the service period. The variable contingent fee related to car sales is constrained until the sale of the car is completed. Contact center revenues, net of intercompany eliminations, were $3,842 and $12,291 for the three months ended June 30, 2022 and 2021, respectively and $13,157 and $23,922 for the six months ended June 30, 2022 and 2021, respectively.

Amrock closing fees — The Company recognizes closing fees for non-recurring services provided in connection with the origination of the loan. These fees are recognized at the time of loan closing for purchase transactions or at the end of a client's three-day rescission period for refinance transactions, which represents the point in time the loan closing services performance obligation is satisfied. The consideration received for closing services is a fixed fee per loan that varies by state and loan type. Closing fees were $37,929 and $117,962 for the three months ended June 30, 2022 and 2021, respectively and $114,907 and $275,128 for the six months ended June 30, 2022 and 2021, respectively.

Amrock appraisal revenue, net — The Company recognizes appraisal revenue when the appraisal service is completed. The Company may choose to deliver appraisal services directly to its client or subcontract such services to a third-party licensed and/or certified appraiser. In instances where the Company performs the appraisal, revenue is recognized as the gross amount of consideration received at a fixed price per appraisal. The Company is an agent in instances where a third-party appraiser is involved in the delivery of appraisal services and revenue is recognized net of third-party appraisal expenses. Appraisal revenue, net was $15,295 and $23,079 for the three months ended June 30, 2022 and 2021, respectively and $37,317 and $45,570 for the six months ended June 30, 2022 and 2021, respectively.

Rocket Money (formerly known as Truebill) subscription revenue — The Company recognizes subscription revenue ratably over the contract term beginning on the commencement date of each contract. We have determined that subscriptions represent a stand-ready obligation to perform over the subscription term. These performance obligations are satisfied over time as the customer simultaneously receives and consumes the benefits. Contracts are one month to one year in length. Subscription revenues were $26,175 for the three months ended June 30, 2022 and $51,929 for the six months ended June 30, 2022.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. We maintain our bank accounts with a relatively small number of high-quality financial institutions.

Restricted cash as of June 30, 2022 and 2021 consisted of cash on deposit for a repurchase facility and client application deposits, title premiums collected from the insured that are due to the underwritten, principal and interest received in collection accounts for purchased assets, and a $25,000 bond.

	June 30,
	2022	2021
Cash and cash equivalents	$915,363	$1,974,997
Restricted cash	68,721	77,454
Total cash, cash equivalents, and restricted cash in the statement of cash flows	$984,084	$2,052,451

Loans subject to repurchase right from Ginnie Mae

As the servicer for loans sold to Ginnie Mae, the Company has the unilateral right to repurchase any individual loan in a Ginnie Mae securitization pool if that loan meets defined criteria, including being delinquent more than 90 days. Once the Company has the unilateral right to repurchase the delinquent loan, the Company has effectively regained control over the loan and must re-recognize the loan on the Condensed Consolidated Balance Sheets and establish a corresponding finance liability regardless of the Company's intention to repurchase the loan. The asset and corresponding liability are recorded at the unpaid principal balance of the loan, which approximates its fair value.

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

Rocket Companies, Inc.’s financial position, performance and cash flows effectively represent those of Holdings and its subsidiaries as of and for the period ended June 30, 2022.

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

The following is a description of measurement techniques for items recorded at fair value on a recurring basis. There were no material items recorded at fair value on a nonrecurring basis as of June 30, 2022 or December 31, 2021.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The table below shows a summary of financial statement items that are measured at estimated fair value on a recurring basis, including assets measured under the fair value option. There were no material transfers of assets or liabilities recorded at fair value on a recurring basis between Levels 1, 2 or 3 during the six months ended June 30, 2022 or the year ended December 31, 2021.

	Level 1	Level 2	Level 3	Total
Balance at June 30, 2022
Assets:
Mortgage loans held for sale	$—	$10,845,085	$1,557,784	$12,402,869
IRLCs	—	—	309,497	309,497
MSRs	—	—	6,657,758	6,657,758
Forward commitments	—	76,847	—	76,847
Total assets	$—	$10,921,932	$8,525,039	$19,446,971
Liabilities:
Forward commitments	$—	$23,935	$—	$23,935
Total liabilities	$—	$23,935	$—	$23,935

Balance at December 31, 2021
Assets:
Mortgage loans held for sale	$—	$17,014,202	$2,309,366	$19,323,568
IRLCs	—	—	538,861	538,861
MSRs	—	—	5,385,613	5,385,613
Forward commitments	—	17,337	—	17,337
Total assets	$—	$17,031,539	$8,233,840	$25,265,379
Liabilities:
Forward commitments	$—	$19,911	$—	$19,911
Total liabilities	$—	$19,911	$—	$19,911

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)

The following tables present the quantitative information about recurring Level 3 fair value financial instruments and the fair value measurements as of:

	June 30, 2022		December 31, 2021
Unobservable Input	Range	Weighted Average	Range	Weighted Average
Mortgage loans held for sale
Dealer pricing	76% - 98%	94%	89% - 103%	99%
IRLCs
Loan funding probability	0% - 100%	69%	0% - 100%	78%
MSRs
Discount rate	9.0% - 12.0%	9.4%	9.0% - 12.0%	9.5%
Conditional prepayment rate	6.5% - 9.6%	6.9%	6.8% - 36.9%	8.7%
The table below presents a reconciliation of Level 3 assets measured at fair value on a recurring basis for the three and six months ended June 30, 2022 and 2021. Mortgage servicing rights are also classified as a Level 3 asset measured at fair value on a recurring basis and its reconciliation is found in Note 3, Mortgage Servicing Rights.

	Loans Held for Sale	IRLCs
Balance at March 31, 2022	$2,178,762	$213,210
Transfers in (1)	299,782	—
Transfers out/principal reductions (1)	(863,740)	—
Net transfers and revaluation gains	—	96,287
Total losses included in net income	(57,020)	—
Balance at June 30, 2022	$1,557,784	$309,497

Balance at March 31, 2021	$990,834	$765,215
Transfers in (1)	2,065,406	—
Transfers out/principal reductions (1)	(473,948)	—
Net transfers and revaluation gains	—	142,763
Total losses included in net income	(2,979)	—
Balance at June 30, 2021	$2,579,313	$907,978

Balance at December 31, 2021	$2,309,366	$538,861
Transfers in (1)	822,423	—
Transfers out/principal reductions (1)	(1,482,061)	—
Net transfers and revaluation losses	—	(229,364)
Total losses included in net income	(91,944)	—
Balance at June 30, 2022	$1,557,784	$309,497

Balance at December 31, 2020	$579,666	$1,897,194
Transfers in (1)	2,783,564	—
Transfers out/principal reductions (1)	(781,410)	—
Net transfers and revaluation losses	—	(989,216)
Total losses included in net income	(2,507)	—
Balance at June 30, 2021	$2,579,313	$907,978

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

Fair Value Option

The following is the estimated fair value and unpaid principal balance (“UPB”) of mortgage loans held for sale that have contractual principal amounts and for which the Company has elected the fair value option. The fair value option was elected for mortgage loans held for sale as the Company believes fair value best reflects their expected future economic performance:

	Fair Value	Principal Amount Due Upon Maturity	Difference (1)
Balance at June 30, 2022	$12,402,869	$12,374,968	$27,901
Balance at December 31, 2021	$19,323,568	$19,018,552	$305,016
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

	June 30, 2022		December 31, 2021
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior Notes, due 10/15/2026	$1,140,289	$954,925	$1,139,146	$1,151,932
Senior Notes, due 1/15/2028	61,263	53,261	61,197	64,251
Senior Notes, due 3/1/2029	743,314	589,785	742,812	752,805
Senior Notes, due 3/1/2031	1,238,281	945,850	1,237,605	1,273,675
Senior Notes, due 10/15/2033	842,083	607,147	841,731	857,718
Total Senior Notes, net	$4,025,230	$3,150,968	$4,022,491	$4,100,381

The fair value of Senior Notes was calculated using the observable bond price at June 30, 2022 and December 31, 2021, respectively. The Senior Notes are classified as Level 2 in the fair value hierarchy.

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

The following table summarizes changes to the MSR assets for the three and six months ended:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Fair value, beginning of period	$6,410,288	$4,304,762	$5,385,613	$2,862,685
MSRs originated	459,473	857,111	1,256,088	2,030,275
MSRs sales	(220,025)	(83,195)	(474,022)	(99,060)
Changes in fair value:
Due to changes in valuation model inputs or assumptions (1)	284,556	(141,073)	1,051,827	442,234
Due to collection/realization of cash flows	(276,534)	(293,433)	(561,748)	(591,962)
Total changes in fair value	8,022	(434,506)	490,079	(149,728)
Fair value, end of period	$6,657,758	$4,644,172	$6,657,758	$4,644,172

(1)    Reflects changes in assumptions including discount rates and prepayment speed assumptions, mostly due to changes in market interest rates. Does not include the change in fair value of derivatives that economically hedge MSRs identified for sale or the effects of contractual prepayment protection resulting from sales of MSRs.

The total UPB of mortgage loans serviced, excluding subserviced loans, at June 30, 2022 and December 31, 2021 was $485,422,026 and $485,087,214, respectively. The portfolio primarily consists of high-quality performing agency and government (FHA and VA) loans. As of June 30, 2022, delinquent loans (defined as 60-plus days past-due) were 1.12% of our total portfolio. Excluding clients in COVID-19 related forbearance plans, our delinquent loans (defined as 60-plus days past-due) were 0.74% as of June 30, 2022.

The following is a summary of the weighted average discount rate and prepayment speed assumptions used to determine the fair value of MSRs as well as the expected life of the loans in the servicing portfolio:

	June 30, 2022	December 31, 2021
Discount rate	9.4%	9.5%
Prepayment speeds	6.9%	8.7%
Life (in years)	8.08	7.25

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

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
The following table stresses the discount rate and prepayment speeds at two different data points:

	Discount Rate		Prepayment Speeds
	100 BPS Adverse Change	200 BPS Adverse Change	10% Adverse Change	20% Adverse Change
June 30, 2022
Mortgage servicing rights	$(288,591)	$(549,970)	$(225,137)	$(430,454)
December 31, 2021
Mortgage servicing rights	$(232,658)	$(435,181)	$(198,153)	$(372,018)

4. Mortgage Loans Held for Sale

The Company sells substantially all of its originated mortgage loans into the secondary market. The Company may retain the right to service some of these loans upon sale through ownership of servicing rights. A reconciliation of the changes in mortgage loans held for sale to the amounts presented on the Condensed Consolidated Statements of Cash Flows is below:

	Six Months Ended June 30,
	2022	2021
Balance at the beginning of period	$19,323,568	$22,865,106
Disbursements of mortgage loans held for sale	89,469,172	187,979,171
Proceeds from sales of mortgage loans held for sale (1)	(97,597,641)	(192,043,819)
Gain on sale of mortgage loans excluding fair value of other financial instruments, net (2)	1,207,770	4,394,385
Balance at the end of period	$12,402,869	$23,194,843

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

Credit Risk

The Company is subject to credit risk associated with mortgage loans that it purchases and originates during the period of time prior to the sale of these loans. The Company considers credit risk and losses associated with these loans to be insignificant as it holds the loans for a short period of time, which for the six months ended June 30, 2022 is, on average, approximately 44 days from the date of borrowing, and the market for these loans continues to be highly liquid. The Company is also subject to credit risk associated with mortgage loans it has repurchased as a result of breaches of representations and warranties during the period of time between repurchase and resale.

5. Borrowings

The Company maintains various funding facilities and other non-funding debt as shown in the tables below. Interest rates typically have two main components – a base rate most commonly LIBOR or SOFR, which is sometimes subject to a minimum floor plus a spread. Some facilities have a commitment fee, which can range from 0.0% to 0.5% per year. The commitment fee charged by lenders is calculated based on the committed line amount multiplied by a negotiated rate. The Company is required to maintain certain covenants, including minimum tangible net worth, minimum liquidity, maximum total debt or liabilities to net worth ratio, pretax net income requirements, and other customary debt covenants, as defined in the agreements. The Company was in compliance with all covenants as of June 30, 2022.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
The amount owed and outstanding on the Company’s loan funding facilities fluctuates based on its origination volume, the amount of time it takes the Company to sell the loans it originates, and the Company’s ability to use its cash to self-fund loans. In addition to self-funding, the Company may from time to time use surplus cash to “buy-down” the effective interest rate of certain loan funding facilities or to self-fund a portion of our loan originations. As of June 30, 2022, $3,091,840 of the Company’s cash was used to buy-down our funding facilities and self-fund, $10,000 of which are buy-down funds that are included in Cash and cash equivalents on the Condensed Consolidated Balance Sheets and $3,081,840 of which is discretionary self-funding that reduces Cash and cash equivalents on the Condensed Consolidated Balance Sheets. The Company has the right to withdraw the $10,000 at any time, unless a margin call has been made or a default has occurred under the relevant facilities. The Company has an estimated $3,081,840 of discretionary self-funded loans, of which a portion can be transferred to a warehouse line or the early buy out line, provided that such loans meet the eligibility criteria to be placed on such lines. The remaining portion will be funded in normal course over a short period of time, generally less than one month.

In addition to the $3,081,840 of corporate cash used for discretionary self-funding of loans as of June 30, 2022, we had an additional $915,363 of cash on-hand, for a total of $3,997,203 of available cash.

The terms of the Senior Notes restrict our ability and the ability of our subsidiary guarantors among other things to: (1) merge, consolidate or sell, transfer or lease assets, and; (2) create liens on assets.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
Funding Facilities

Facility Type	Collateral	Maturity	Line Amount	Committed Line Amount	Outstanding Balance as of June 30, 2022	Outstanding Balance as of December 31, 2021
MRA funding:
1) Master Repurchase Agreement (6)	Mortgage loans held for sale (5)	10/20/2023	$1,000,000	$100,000	$98,621	$249,119
2) Master Repurchase Agreement (6)	Mortgage loans held for sale (5)	12/1/2022	1,500,000	250,000	551,262	1,328,727
3) Master Repurchase Agreement (6)	Mortgage loans held for sale (5)	4/21/2023	2,250,000	500,000	487,548	1,714,806
4) Master Repurchase Agreement (1)(6)	Mortgage loans held for sale (5)	4/26/2023	2,000,000	1,100,000	1,478,023	1,479,128
5) Master Repurchase Agreement (6)	Mortgage loans held for sale (5)	5/4/2024	2,000,000	250,000	558,498	2,264,954
6) Master Repurchase Agreement (2)(6)	Mortgage loans held for sale (5)	9/22/2023	2,000,000	250,000	245,904	498,335
7) Master Repurchase Agreement (6)	Mortgage loans held for sale (5)	9/15/2023	900,000	250,000	248,092	542,846
8) Master Repurchase Agreement (6)	Mortgage loans held for sale (5)	9/22/2023	1,250,000	250,000	231,562	539,257
9) Master Repurchase Agreement (6)	Mortgage loans held for sale (5)	8/16/2023	750,000	100,000	124,612	616,165
10) Master Repurchase Agreement (6)	Mortgage loans held for sale (5)	12/16/2022	1,000,000	250,000	220,146	253,389
			$14,650,000	$3,300,000	$4,244,268	$9,486,726
Early Funding:
11) Early Funding Facility (3)(6)	Mortgage loans held for sale (5)	(3)	$4,000,000	$—	$1,808,674	$2,071,154
12) Early Funding Facility (4)(6)	Mortgage loans held for sale (5)	(4)	3,000,000	—	1,594,212	1,193,712
			7,000,000	—	3,402,886	3,264,866

Total			$21,650,000	$3,300,000	$7,647,154	$12,751,592
(1)    This facility has a 12-month initial term, which can be extended for 3-months at each subsequent 3-month anniversary from the initial start date. Subsequent to June 30, 2022, this facility was amended to decrease the committed amount to $950,000 and was extended to July 26, 2023.

(2)    This facility has an overall line size of $2,000,000. Subsequent to June 30, 2022, this facility was amended to include a $1,000,000 sublimit for MSR financing. Capacity is fully fungible and is not restricted by these allocations.

(3)    This facility is an evergreen agreement with no stated termination or expiration date. This agreement can be terminated by either party upon written notice.

(4)    This facility has an overall line size of $3,000,000, which is reviewed every 90 days. This facility is an evergreen agreement with no stated termination or expiration date. This agreement can be terminated by either party upon written notice.

(5)    The Company has multiple borrowing facilities in the form of asset sales under agreements to repurchase. These borrowing facilities are secured by mortgage loans held for sale at fair value as the first priority security interest.

(6)    The interest rates charged by lenders on the funding facilities included the applicable base rate plus a spread ranging from 1.00% to 1.85% for the six months ended June 30, 2022, and the applicable base rate plus a spread ranging from 1.00% to 2.25% for the year ended December 31, 2021.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)

Other Financing Facilities

Facility Type	Collateral	Maturity	Line Amount	Committed Line Amount	Outstanding Balance June 30, 2022	Outstanding Balance December 31, 2021
Line of Credit Financing Facilities
1) Unsecured line of credit (1)	—	7/27/2025	$2,000,000	$—	$—	$—
2) Unsecured line of credit (1)	—	7/31/2025	100,000	—	—	—
3) Revolving credit facility (4)	—	8/10/2024	1,000,000	1,000,000	—	—
4) MSR line of credit (4)	MSRs	10/20/2023	200,000	—	—	—
5) MSR line of credit (2)(4)	MSRs	9/22/2023	—	—	—	—
6) MSR line of credit (3)(4)	MSRs	(3)	—	—	—	75,000
			$3,300,000	$1,000,000	$—	$75,000
Early Buyout Financing Facility
6) Early buy out facility (4)	Loans/ Advances	3/13/2024	$1,500,000	$—	$1,153,902	$1,896,784
(1)    Refer to Note 6, Transactions with Related Parties for additional details regarding this unsecured line of credit.

(2)    Refer to Subfootnote 2, Funding Facilities for additional details regarding this financing facility.

(3)    This facility was voluntarily paid off and terminated in March 2022.

(4)        The interest rates charged by lenders on the other funding facilities included the applicable base rate, plus a spread ranging from 1.45% to 4.00% for the six months ended June 30, 2022, and for the year ended December 31, 2021.

Unsecured Senior Notes

Facility Type	Maturity	Interest Rate	Outstanding Principal June 30, 2022	Outstanding Principal December 31, 2021
Unsecured Senior Notes (1)	10/15/2026	2.875%	$1,150,000	$1,150,000
Unsecured Senior Notes (2)	1/15/2028	5.250%	61,985	61,985
Unsecured Senior Notes (3)	3/1/2029	3.625%	750,000	750,000
Unsecured Senior Notes (4)	3/1/2031	3.875%	1,250,000	1,250,000
Unsecured Senior Notes (5)	10/15/2033	4.000%	850,000	850,000
Total Senior Notes			$4,061,985	$4,061,985

Weighted Average Interest Rate			3.59%	3.59%

(1)    The 2026 Senior Notes are unsecured obligation notes with no asset required to pledge for this borrowing. Unamortized debt issuance costs are presented net against the Senior Notes reducing the $1,150,000 carrying amount on the Condensed Consolidated Balance Sheets by $9,711 and $10,854 as of June 30, 2022 and December 31, 2021, respectively.

(2)    The 2028 Senior Notes are unsecured obligation notes with no asset required to pledge for this borrowing. Unamortized debt issuance costs and discounts are presented net against the Senior Notes reducing the $61,985 carrying amount on the Condensed Consolidated Balance Sheets by $394 and $328 as of June 30, 2022, respectively, and $430 and $358, as of December 31, 2021, respectively.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
(3)    The 2029 Senior Notes are unsecured obligation notes with no asset required to pledge for this borrowing. Unamortized debt issuance costs are presented net against the Senior Notes reducing the $750,000 carrying amount on the Condensed Consolidated Balance Sheets by $6,686 and $7,188 as of June 30, 2022 and December 31, 2021, respectively.

(4)    The 2031 Senior Notes are unsecured obligation notes with no asset required to pledge for this borrowing. Unamortized debt issuance costs are presented net against the Senior Notes reducing the $1,250,000 carrying amount on the Condensed Consolidated Balance Sheets by $11,719 and $12,395 as of June 30, 2022 and December 31, 2021, respectively.

(5)    The 2033 Senior Notes are unsecured obligation notes with no asset required to pledge for this borrowing. Unamortized debt issuance costs are presented net against the Senior Notes reducing the $850,000 carrying amount on the Condensed Consolidated Balance Sheets by $7,917 and $8,269 as of June 30, 2022 and December 31, 2021, respectively.

Refer to Note 2, Fair Value Measurements for information pertaining to the fair value of the Company’s debt as of June 30, 2022 and December 31, 2021.

6. Transactions with Related Parties

The Company has entered into various transactions and agreements with RHI, its subsidiaries, certain other affiliates and related parties (collectively, “Related Parties”). These transactions include providing financing and services as well as obtaining financing and services from these Related Parties.

Financing Arrangements

On June 9, 2017, Rocket Mortgage and RHI entered into an unsecured line of credit, as further amended and restated on September 16, 2021 (“RHI Line of Credit”), pursuant to which Rocket Mortgage has a borrowing capacity of $2,000,000. The RHI Line of Credit matures on July 27, 2025. Borrowings under the line of credit bear interest at a rate per annum of one month LIBOR plus 1.25%, or the applicable successor benchmark should LIBOR be discontinued. The line of credit is uncommitted and RHI has sole discretion over advances. The RHI Line of Credit also contains negative covenants which restrict the ability of the Company to incur debt and create liens on certain assets. It also requires Rocket Mortgage to maintain a quarterly consolidated net income before taxes if adjusted tangible net worth meets certain requirements. There were no outstanding principal amounts due to RHI as of June 30, 2022 and December 31, 2021, pursuant to the RHI Line of Credit. Rocket Mortgage repaid no amounts and an aggregate of $357 for the three months ended June 30, 2022 and 2021, respectively, and $762 and $1,000,843 for the six months ended June 30, 2022 and 2021, respectively. The amount of interest paid under the RHI Line of Credit was $762 and $843 for the six months ended June 30, 2022 and 2021, respectively, with no outstanding interest due to RHI.

RHI and ATI are parties to a surplus debenture, effective as of December 28, 2015, and as further amended and restated on December 31, 2019 (the “RHI/ATI Debenture”), pursuant to which ATI is indebted to RHI for an aggregate principal amount of $21,500. The RHI/ATI Debenture matures on December 31, 2030. Interest under the RHI/ATI Debenture accrues at an annual rate of 8%. Principal and interest under the RHI/ATI Debenture are due and payable quarterly, in each case subject to ATI achieving a certain amount of surplus and payments of all interest before principal payments begin. Any unpaid amounts of principal and interest shall be due and payable upon the maturity of the RHI/ATI Debenture. ATI repaid an aggregate of $250 and $500 for the three and six months ended June 30, 2022 and 2021, respectively. The total amount of interest accrued under the RHI/ATI Debenture was $429 and $853 for the three and six months ended June 30, 2022 and 2021, respectively.

On July 31, 2020, Holdings and RHI entered into an agreement for an uncommitted, unsecured revolving line of credit ("RHI 2nd Line of Credit’’), which will provide for financing from RHI to the Company of up to $100,000. The RHI 2nd Line of Credit matures on July 31, 2025. Borrowings under the line of credit will bear interest at a rate per annum of one month LIBOR plus 1.25%, or the applicable successor benchmark should LIBOR be discontinued. The negative covenants of the line of credit restrict the ability of the Company to incur debt and create liens on certain assets. The line of credit also contains customary events of default. As of June 30, 2022 and December 31, 2021 there were no draws on the RHI 2nd Line of Credit and no amounts outstanding.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
The amounts receivable from and payable to Related Parties consisted of the following as of:

	June 30, 2022		December 31, 2021
	Principal	Interest Rate	Principal	Interest Rate
Included in Notes receivable and due from affiliates on the Condensed Consolidated Balance Sheets
Affiliated receivables and other notes	$9,799	—%	$9,753	—%
Notes receivable and due from affiliates	$9,799		$9,753

Included in Notes payable and due to affiliates on the Condensed Consolidated Balance Sheets
RHI/ATI Debenture	$21,500	8.00%	$21,500	8.00%
Affiliated payables	16,470	—%	12,150	—%
Notes payable and due to affiliates	$37,970		$33,650

Services, Products and Other Transactions

We have entered into transactions and agreements to provide certain services to Related Parties. We recognized revenue of $3,214 and $3,369 for the three months ended June 30, 2022 and 2021, respectively, and $6,231 and $7,098 for the six months ended June 30, 2022 and 2021, respectively, for the performance of these services, which was included in Other income. We have also entered into transactions and agreements to purchase certain services, products and other transactions from Related Parties. We incurred expenses of $27,901 and $39,546 for the three months ended June 30, 2022 and 2021, respectively, and $66,895 and $72,737 for the six months ended June 30, 2022 and 2021, respectively, for these products, services and other transactions, which are included in General and administrative expenses.

The Company has also entered into a Tax Receivable Agreement with RHI and our Chairman as described further in Note 7, Income Taxes. The Company has also guaranteed the debt of a related party as described further in Note 9, Commitments, Contingencies, and Guarantees.

Promotional Sponsorships

The Company incurred marketing and advertising costs related to the Rocket Mortgage Field House Naming Rights Contract and other promotional sponsorships, which are related parties. The company incurred expenses of $2,127 and $2,335 for the three months ended June 30, 2022 and 2021, respectively, and $4,604 and $4,670 for the six months ended June 30, 2022 and 2021, respectively, related to these arrangements.

Lease Transactions with Related Parties

The Company is a party to lease agreements for certain offices, including our headquarters in Detroit, with various affiliates of Bedrock Management Services LLC (“Bedrock”), a related party, and other related parties of the Company. The Company incurred expenses of $18,301 and $17,182 for the three months ended June 30, 2022 and 2021, respectively, and $37,555 and $34,811 for the six months ended June 30, 2022 and 2021, respectively, related to these arrangements.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)

7. Income Taxes

The Company has income tax expense of $18,761 and $24,047 on Income before income taxes of $78,517 and $1,060,697 for the three months ended June 30, 2022 and 2021, respectively. The Company has income tax expense of $44,610 and $89,879 on Income before income taxes of $1,140,974 and $3,903,867 for the six months ended June 30, 2022 and 2021, respectively.

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

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
A payment of $40,721 was made to the LLC Members pursuant to the Tax Receivable Agreement during the six months ended June 30, 2022.

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

For the three and six months ended June 30, 2022, Holdings paid tax distributions totaling $6,069 and $166,698, respectively, to holders of Holdings Units other than Rocket Companies. For the three and six months ended June 30, 2021, Holdings paid tax distributions totaling $1,206,549 and $1,406,699, respectively, to holders of Holdings Units other than Rocket Companies.

8. Derivative Financial Instruments

The Company enters into interest rate lock commitments ("IRLCs"), forward commitments to sell mortgage loans and forward commitments to purchase loans, which are considered derivative financial instruments. These items are accounted for as free-standing derivatives and are included in the Condensed Consolidated Balance Sheets at fair value. The Company treats all of its derivative instruments as economic hedges; therefore, none of its derivative instruments qualify for designation as accounting hedges. Changes in the fair value of the IRLCs and forward commitments to sell mortgage loans are recorded in current period earnings and are included in Gain on sale of loans, net in the Condensed Consolidated Statements of Income and Comprehensive Income . Forward commitments to purchase mortgage loans are recognized in current period earnings and are included in Gain on sale of loans, net in the Condensed Consolidated Statements of Income and Comprehensive Income . Additional detail regarding derivative financial instruments is provided in Note 12, Derivative Financial Instruments in our 2021 10-K report.

Net hedging gains and losses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Hedging gains (losses) (1)	$1,446,478	$(274,289)	$2,979,623	$1,367,991

(1)    Includes the change in fair value related to derivatives economically hedging MSRs identified for sale.

Refer to Note 2, Fair Value Measurements, for additional information on the fair value of derivative financial instruments.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
Notional and Fair Value

The notional and fair values of derivative financial instruments not designated as hedging instruments were as follows:

	Notional Value	Derivative Asset	Derivative Liability
Balance at June 30, 2022:
IRLCs, net of loan funding probability (1)	$10,505,242	$309,497	$—
Forward commitments (2)	$19,469,053	$76,847	$23,935

Balance at December 31, 2021:
IRLCs, net of loan funding probability (1)	$21,194,326	$538,861	$—
Forward commitments (2)	$36,476,871	$17,337	$19,911

(1)    IRLCs are also discussed in Note 9, Commitments, Contingencies, and Guarantees.

(2)    Includes the fair value and net notional value related to derivatives economically hedging MSRs identified for sale.

Counterparty agreements for forward commitments contain master netting agreements. The table below presents the gross amounts of recognized assets and liabilities subject to master netting agreements. The Company had $21 and $137 of cash pledged to counterparties related to these forward commitments at June 30, 2022 and December 31, 2021, respectively, classified in Other assets in the Condensed Consolidated Balance Sheets. As of June 30, 2022 and December 31, 2021, there was $70,916 and $22,826, respectively, Cash and cash equivalents on our Condensed Consolidated Balance Sheets from the respective counterparties. Margins received by the Company are classified in Other liabilities in the Condensed Consolidated Balance Sheets.

	Gross Amount of Recognized Assets or Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Presented in the Condensed Consolidated Balance Sheets
Offsetting of Derivative Assets
Balance at June 30, 2022:
Forward commitments	$206,947	$(130,100)	$76,847
Balance at December 31, 2021:
Forward commitments	$50,225	$(32,888)	$17,337

Offsetting of Derivative Liabilities
Balance at June 30, 2022:
Forward commitments	$(75,851)	$51,916	$(23,935)
Balance at December 31, 2021:
Forward commitments	$(54,922)	$35,011	$(19,911)

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

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
Certain counterparties have master netting agreements. The master netting agreements contain a legal right to offset amounts due to and from the same counterparty. Derivative assets in the Condensed Consolidated Balance Sheets represent derivative contracts in a gain position, net of loss positions with the same counterparty and, therefore, also represent the Company’s maximum counterparty credit risk. The Company incurred no credit losses due to nonperformance of any of its counterparties during the three and six months ended June 30, 2022 and 2021.

9. Commitments, Contingencies, and Guarantees

Interest Rate Lock Commitments

IRLCs are agreements to lend to a client as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company evaluates each client’s creditworthiness on a case-by-case basis.

The number of days from the date of the IRLC to expiration of fixed and variable rate lock commitments outstanding at June 30, 2022 and December 31, 2021 was approximately 51 days and 43 days on average, respectively.

The UPB of IRLCs was as follows:

	June 30, 2022		December 31, 2021
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
IRLCs	$14,318,996	$904,415	$25,937,777	$1,239,762

Commitments to Sell Mortgage Loans

In the ordinary course of business, the Company enters into contracts to sell existing mortgage loans held for sale into the secondary market at specified future dates. The amount of commitments to sell existing loans at June 30, 2022 and December 31, 2021 was $1,554,203 and $2,243,381, respectively.

Commitments to Sell Loans with Servicing Released

In the ordinary course of business, the Company enters into contracts to sell the MSRs of certain newly originated loans on a servicing released basis. In the event that a forward commitment is not filled and there has been an unfavorable market shift from the date of commitment to the date of settlement, the Company is contractually obligated to pay a pair-off fee on the undelivered balance. There were $253,843 and $333,594 of loans committed to be sold servicing released at June 30, 2022 and December 31, 2021, respectively.

Property Taxes, Insurance, and Principal and Interest Payable

As a service to its clients, the Company administers escrow deposits representing undisbursed amounts received for payment of property taxes, insurance and principal, and interest on mortgage loans held for sale. Cash held by the Company for property taxes and insurance was $4,944,637 and $3,682,366, and for principal and interest was $4,473,568 and $8,370,326 at June 30, 2022 and December 31, 2021, respectively. These amounts are not considered assets of the Company and, therefore, are excluded from the Condensed Consolidated Balance Sheets. The Company remains contingently liable for the disposition of these deposits.

Guarantees

As of June 30, 2022 and December 31, 2021, the Company guaranteed the debt of a related party consisting of three separate guarantees totaling $4,345 and $5,216, respectively. As of June 30, 2022 and December 31, 2021, the Company did not record a liability on the Condensed Consolidated Balance Sheets for these guarantees because it was not probable that the Company would be required to make payments under these guarantees.

Tax Receivable Agreement

As indicated in Note 7, Income Taxes, the Company is party to a Tax Receivable Agreement.

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

As of June 30, 2022 and December 31, 2021, the Company had reserves related to potential damages in connection with any legal proceedings of $15,000. The ultimate outcome of these or other actions or proceedings, including any monetary awards against us, is uncertain and there can be no assurance as to the amount of any such potential awards. Rocket Companies will incur defense costs and other expenses in connection with the lawsuits. Plus, if a judgment for money that exceeds specified thresholds is rendered against us and we fail to timely pay, discharge, bond or obtain a stay of execution of such judgment, it is possible that we could be deemed in default of loan funding facilities and other agreements governing indebtedness. If the final resolution of any such litigation is unfavorable in one or more of these actions, it could have a material adverse effect on our business, liquidity, financial condition, cash flows and results of operations.

10. Minimum Net Worth Requirements

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

Rocket Mortgage is subject to certain minimum net worth, minimum capital ratio and minimum liquidity requirements established by the Federal Housing Finance Agency (“FHFA”) for Fannie Mae and Freddie Mac Seller/Servicers, and Ginnie Mae for single family issuers. Furthermore, refer to Note 5, Borrowings for additional information regarding compliance with all covenant requirements.

The most restrictive of the minimum net worth and capital requirements require the Company to maintain a minimum adjusted net worth balance of $1,346,898 and $1,794,783 as of June 30, 2022 and December 31, 2021, respectively. As of June 30, 2022 and December 31, 2021, the Company was in compliance with this requirement.

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

Revenues in the Direct to Consumer segment are generated primarily from the gain on sale of loans, which includes loan origination fees, revenues from sales of loans into the secondary market, as well as the fair value of originated MSRs and hedging gains and losses. Loan servicing income (loss) consists of the contractual fees earned for servicing loans and other ancillary servicing fees, as well as changes in the fair value of MSRs due to changes in valuation assumptions and realization of cash flows.

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

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
The Company also reports an “All Other” category that includes operations from Rocket Homes, Rock Connections, Rocket Auto, Core Digital Media, Rocket Loans, Rocket Money (formerly known as Truebill) and includes professional service fee revenues from related parties. These operations are neither significant individually nor in aggregate and therefore do not constitute a reportable segment.

Key operating data for our business segments for the periods ended:

Three Months Ended June 30, 2022	Direct to Consumer	Partner Network	Segments Total	All Other	Total
Revenues
Gain on sale	$645,453	$157,459	$802,912	$3,926	$806,838
Interest income	50,944	27,547	78,491	705	79,196
Interest expense on funding facilities	(27,704)	(14,999)	(42,703)	(3)	(42,706)
Servicing fee income	356,779	—	356,779	799	357,578
Changes in fair value of MSRs	(12,522)	—	(12,522)	—	(12,522)
Other income	92,910	7,202	100,112	103,923	204,035
Total U.S. GAAP Revenue, net	1,105,860	177,209	1,283,069	109,350	1,392,419
Less: Increase in MSRs due to valuation assumptions (net of hedges)	(266,969)	—	(266,969)	—	(266,969)
Adjusted revenue	838,891	177,209	1,016,100	109,350	1,125,450
Directly attributable expenses	609,431	95,701	705,132	104,366	809,498
Contribution margin	$229,460	$81,508	$310,968	$4,984	$315,952

Six Months Ended June 30, 2022	Direct to Consumer	Partner Network	Segments Total	All Other	Total
Revenues
Gain on sale	$1,862,556	$415,515	$2,278,071	$12,552	$2,290,623
Interest income	108,546	59,715	168,261	1,476	169,737
Interest expense on funding facilities	(54,432)	(29,968)	(84,400)	(3)	(84,403)
Servicing fee income	722,279	—	722,279	1,514	723,793
Changes in fair value of MSRs	441,858	—	441,858	—	441,858
Other income	259,938	23,679	283,617	237,790	521,407
Total U.S. GAAP Revenue, net	3,340,745	468,941	3,809,686	253,329	4,063,015
Less: Increase in MSRs due to valuation assumptions (net of hedges)	(1,006,186)	—	(1,006,186)	—	(1,006,186)
Adjusted revenue	2,334,559	468,941	2,803,500	253,329	3,056,829
Directly attributable expenses	1,478,641	215,735	1,694,376	223,237	1,917,613
Contribution margin	$855,918	$253,206	$1,109,124	$30,092	$1,139,216

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)

Three Months Ended June 30, 2021	Direct to Consumer	Partner Network	Segments Total	All Other	Total
Revenues
Gain on sale	$2,050,639	$287,651	$2,338,290	$3,199	$2,341,489
Interest income	52,489	33,222	85,711	934	86,645
Interest expense on funding facilities	(39,409)	(24,943)	(64,352)	(26)	(64,378)
Servicing fee income	342,687	—	342,687	662	343,349
Changes in fair value of MSRs	(415,394)	—	(415,394)	—	(415,394)
Other income	229,860	23,228	253,088	123,300	376,388
Total U.S. GAAP Revenue, net	2,220,872	319,158	2,540,030	128,069	2,668,099
Plus: Decrease in MSRs due to valuation assumptions (net of hedges)	121,961	—	121,961	—	121,961
Adjusted revenue	2,342,833	319,158	2,661,991	128,069	2,790,060
Directly attributable expenses	907,313	176,065	1,083,378	58,155	1,141,533
Contribution margin	$1,435,520	$143,093	$1,578,613	$69,914	$1,648,527

Six Months Ended June 30, 2021	Direct to Consumer	Partner Network	Segments Total	All Other	Total
Revenues
Gain on sale	$4,914,239	$972,080	$5,886,319	$7,612	$5,893,931
Interest income	111,157	69,283	180,440	1,450	181,890
Interest expense on funding facilities	(81,414)	(50,762)	(132,176)	(46)	(132,222)
Servicing fee income	634,339	—	634,339	1,371	635,710
Changes in fair value of MSRs	(214,839)	—	(214,839)	—	(214,839)
Other income	534,772	51,005	585,777	256,723	842,500
Total U.S. GAAP Revenue, net	5,898,254	1,041,606	6,939,860	267,110	7,206,970
Less: Increase in MSRs due to valuation assumptions (net of hedges)	(377,122)	—	(377,122)	—	(377,122)
Adjusted revenue	5,521,132	1,041,606	6,562,738	267,110	6,829,848
Directly attributable expenses	1,880,444	355,842	2,236,286	128,911	2,365,197
Contribution margin	$3,640,688	$685,764	$4,326,452	$138,199	$4,464,651

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
The following table represents a reconciliation of segment contribution margin to consolidated U.S. GAAP income before taxes for the three and six months ended:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Contribution margin, excluding change in MSRs due to valuation assumptions	$315,952	$1,648,527	$1,139,216	$4,464,651
Increase (decrease) in MSRs due to valuation assumptions (net of hedges)	266,969	(121,961)	1,006,186	377,122
Contribution margin, including change in MSRs due to valuation assumptions	582,921	1,526,566	2,145,402	4,841,773
Less expenses not allocated to segments:
Salaries, commissions and team member benefits	290,639	232,674	534,683	457,011
General and administrative expenses	162,453	176,125	354,910	370,685
Depreciation and amortization	24,780	20,589	45,822	35,893
Interest and amortization expense on non-funding debt	38,282	35,038	76,946	70,609
Other expenses	(11,750)	1,443	(7,933)	3,708
Income before income taxes	$78,517	$1,060,697	$1,140,974	$3,903,867

12. Non-controlling Interests

The non-controlling interest balance represents the economic interest in Holdings held by our Chairman and RHI. The following table summarizes the ownership of Holdings Units in Holdings as of June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
	Holdings Units	Ownership Percentage	Holdings Units	Ownership Percentage
Rocket Companies, Inc.'s ownership of Holdings Units	116,333,426	5.92%	126,437,703	6.40%
Holdings Units held by our Chairman	1,101,822	0.06%	1,101,822	0.06%
Holdings Units held by RHI	1,847,777,661	94.02%	1,847,777,661	93.54%
Balance at end of period	1,965,212,909	100.00%	1,975,317,186	100.00%

The non-controlling interest holders have the right to exchange Holdings Units, together with a corresponding number of shares of our Class D common stock or Class C common stock (together referred to as “Paired Interests”), for, at our option, (i) shares of our Class B common stock or Class A common stock or (ii) cash from a substantially concurrent public offering or private sale (based on the price of our Class A common stock). As such, future exchanges of Paired Interests by non-controlling interest holders will result in a change in ownership and reduce or increase the amount recorded as non-controlling interest and increase or decrease additional paid-in-capital when Holdings has positive or negative net assets, respectively. As of June 30, 2022, our Chairman has not exchanged any Paired Interests.

On March 31, 2021, the Company exchanged 20,200,000 shares of Class A common stock for the equivalent number of Class D Common stock and Holdings Units with RHI. This transaction resulted in an increase of Rocket Companies' controlling interest and a corresponding decrease of non-controlling interest of approximately 1%.

As of June 30, 2022, Rocket Companies has repurchased 27,930,260 shares of Class A common stock under the Share Repurchase Program authorized in November 2020.

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

The Company granted approximately 600,000 and 21,900,000 restricted stock units with an estimated future expense of $5,000 and $286,600, during the three and six months ended June 30, 2022. These awards generally vest annually over a three-year period or quarterly over an accelerated four-year period, subject to the grantee’s employment or service with the Company through each applicable vesting date.

The Company has an employee stock purchase plan, also referred to as the Team Member Stock Purchase Plan ("TMSPP"), under which eligible team members may direct the Company to withhold up to 15% of their gross pay to purchase shares of common stock at a price equal to 85% of the closing market price on the exercise date. The TMSPP is a liability classified compensatory plan and the Company recognizes compensation expense over the offering period based on the fair value of the purchase discount. The number of shares purchased by team members through the TMSPP were 1,456,798 and 896,701, during the three months ended June 30, 2022 and 2021, respectively and 2,475,673 and 896,701 for the six months ended June 30, 2022 and 2021, respectively.

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

The components of share-based compensation expense included in Salaries, commissions and team member benefits on the Condensed Consolidated Statements of Income and Comprehensive Income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Rocket Companies, Inc. sponsored plans
Restricted stock units	$44,101	$26,963	$86,593	$54,564
Stock options	9,270	9,863	18,846	19,898
Team Member Stock Purchase Plan	1,634	2,361	3,732	5,285
Subtotal Rocket Companies, Inc. sponsored plans	$55,005	$39,187	$109,171	$79,747
RHI restricted stock units	1,257	1,372	14,033	2,744
Subsidiary plans	179	477	348	529
Total share-based compensation expense	$56,441	$41,036	$123,552	$83,020

14. Earnings Per Share

The Company applies the two-class method for calculating and presenting earnings per share by separately presenting earnings per share for Class A common stock and Class B common stock. In applying the two-class method, the Company allocates undistributed earnings equally on a per share basis between Class A and Class B common stock. According to the Company’s certificate of incorporation, the holders of the Class A and Class B common stock are entitled to participate in earnings equally on a per-share basis, as if all shares of common stock were of a single class, and in dividends as may be declared by the board of directors. Holders of the Class A and Class B common stock also have equal priority in liquidation. Shares of Class C and Class D common stock do not participate in earnings of Rocket Companies, Inc. As a result, the shares of Class C and Class D common stock are not considered participating securities and are not included in the weighted-average shares outstanding for purposes of earnings per share. Restricted stock units awarded as part of the Company’s compensation program are included in the weighted-average Class A shares outstanding in the calculation of basic earnings per share once the units are fully vested.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
Basic earnings per share of Class A common stock is computed by dividing Net income attributable to Rocket Companies by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted earnings per share of Class A common stock is computed by dividing Net income attributable to Rocket Companies by the weighted-average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive securities. There was no Class B common stock outstanding as of June 30, 2022 or 2021, respectively. See Note 12, Non-controlling Interests for a description of Paired Interests and their potential impact on Class A and Class B share ownership.

The following table sets forth the calculation of the basic and diluted earnings per share for the period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$59,756	$1,036,650	$1,096,364	$3,813,988
Net income attributable to non-controlling interest	(56,341)	(975,530)	(1,039,237)	(3,629,166)
Net income attributable to Rocket Companies	3,415	61,120	57,127	184,822
Add: Reallocation of Net income attributable to vested, undelivered stock awards	2	30	34	98
Net income attributable to common shareholders	$3,417	$61,150	$57,161	$184,920

Numerator:
Net income attributable to Class A common shareholders - basic	$3,417	$61,150	$57,161	$184,920
Add: Reallocation of net income attributable to dilutive impact of pro-forma conversion of Class D shares to Class A shares (1)	38,750	733,519	790,709	—
Add: Reallocation of net income attributable to dilutive impact of share-based compensation awards (2)	93	2,494	1,596	8,411
Net income attributable to Class A common shareholders - diluted	$42,260	$797,163	$849,466	$193,331
Denominator:
Weighted average shares of Class A common stock outstanding - basic	118,801,530	136,139,400	120,735,056	125,961,094
Add: Dilutive impact of conversion of Class D shares to Class A shares	1,848,879,483	1,848,879,483	1,848,879,483	—
Add: Dilutive impact of share-based compensation awards (3)	4,060,751	6,249,089	4,009,477	6,139,009
Weighted average shares of Class A common stock outstanding - diluted	1,971,741,764	1,991,267,972	1,973,624,016	132,100,103

Earnings per share of Class A common stock outstanding - basic	$0.03	$0.45	$0.47	$1.47
Earnings per share of Class A common stock outstanding - diluted	$0.02	$0.40	$0.43	$1.46

(1)    Net income calculated using the estimated annual effective tax rate of Rocket Companies, Inc.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
(2)     Reallocation of net income attributable to dilutive impact of share-based compensation awards for the three months ended June 30, 2022 and 2021 comprised of $88 and $2,448 related to restricted stock units, zero and $11 related to stock options and $5 and $35 related to TMSPP, respectively. Reallocation of net income attributable to dilutive impact of share-based compensation awards for the six months ended June 30, 2022 and 2021 comprised of $1,480 and $8,286 related to restricted stock units, zero and $20 related to stock options and $116 and $105 related to TMSPP, respectively.

(3)     Dilutive impact of share-based compensation awards for the three months ended June 30, 2022 and 2021 comprised of 3,839,263 and 6,134,281 related to restricted stock units, zero and 27,457 related to stock options and 221,488 and 87,351 related to TMSPP, respectively. Dilutive impact of share-based compensation awards for the six months ended June 30, 2022 and 2021 comprised of 3,719,060 and 6,048,507 related to restricted stock units, zero and 14,285 related to stock options and 290,417 and 76,217 related to TMSPP, respectively.

For the three and six months ended June 30, 2022, 23,120,690 stock options, each weighted for the portion of the period for which they were outstanding, were excluded from the computation of diluted earnings per share as the effect was determined to be anti-dilutive.

For the six months ended June 30, 2021, 1,858,812,080 Holdings Units, each weighted for the portion of the period for which they were outstanding, together with a corresponding number of shares of our Class D common stock, were exchangeable, at our option, for shares of our Class A common stock. After evaluating the potential dilutive effect under the if-converted method, the outstanding Holdings Units for the assumed exchange of non-controlling interests were determined to be anti-dilutive and thus were excluded from the computation of diluted earnings per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by reference to, our unaudited condensed consolidated financial statements and the related notes and other information included elsewhere in this Quarterly Report on Form 10-Q (the “Form 10-Q”) and our audited consolidated financial statements included in our Annual Report on Form 10-K (the "Form 10-K") filed with the Securities and Exchange Commission (the “SEC”). This discussion and analysis contains forward-looking statements that involve risks and uncertainties which could cause our actual results to differ materially from those anticipated in these forward-looking statements, including, but not limited to, risks and uncertainties discussed under the heading “Special Note Regarding Forward-Looking Statements,” and in Part I. Item 1A. “Risk Factors” in our Form 10-K and in our Form 10-Q for the fiscal quarter ended March 31, 2022 (Q1 2022 Form 10-Q) and elsewhere in this Form 10-Q and in our Form 10-K.

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

Executive Summary

We are a Detroit-based FinTech holding company consisting of tech-driven real estate, mortgage and financial services businesses - including Rocket Mortgage, Rocket Home, Rocket Auto and Rocket Money (formerly known as Truebill). We are committed to providing an industry-leading client experience powered by our simple, fast and trusted digital solutions. In addition to Rocket Mortgage, the nation’s largest mortgage lender, we have expanded into complementary industries, such as real estate services, personal lending, auto sales, solar, and personal finance where we seek to deliver innovative client solutions leveraging our Rocket platform and being the best at creating certainty in life's most complex moments so that our clients can live their dreams.

Recent Developments
Business Trends

The U.S. Federal Reserve raised the Federal Funds rate multiple times in 2022 and is expected to continue to raise interest rates throughout the year to mitigate inflationary pressures. The resulting mortgage interest rate increases are expected to drive a significant decline in the size of the mortgage origination market from 2021 to 2022 according to economists. The decrease in the overall mortgage origination market and the related mortgage interest rate increases are expected to drive a decrease in our mortgage origination volume in 2022.

Share Repurchase Program

As of July 27, 2022, Rocket Companies has repurchased 29.8 million shares at a weighted average price of $13.20. Cumulatively, we have returned $393.7 million to shareholders under the $1 billion Share Repurchase Program authorized in November 2020.

Career Transition Program

Due to the rapidly changing mortgage market, during the second quarter of 2022 the Board of Directors approved a career transition program that the Company offered to certain eligible team members. The career transition program includes a compensation package, healthcare coverage, career transition services, and accelerated vesting of certain equity awards, if applicable. As a result, the Company incurred charges of $61.0 million in the second quarter of 2022.

Three months ended June 30, 2022 summary

For the three months ended June 30, 2022, we originated $34.5 billion in residential mortgage loans, which was a $49.2 billion, or 58.8% decrease compared to the three months ended June 30, 2021. Our Net income for the period was $59.8 million compared to Net income of $1.0 billion. We generated $(27.5) million of Adjusted EBITDA which was a decrease of $1.3 billion, or 102.1%, compared to $1.3 billion. For more information on Adjusted EBITDA, please see “Non-GAAP Financial Measures” below.
Six months ended June 30, 2022 summary
For the six months ended June 30, 2022, we originated $88.5 billion in residential mortgage loans, which was a $98.8 billion, or 52.7% decrease compared to the six months ended June 30, 2021. Our Net income for the period was $1.1 billion compared to Net income of $3.8 billion. We generated $422.6 million of Adjusted EBITDA, which was a decrease of $3.3 billion, or 88.7%, compared to $3.7 billion. For more information on Adjusted EBITDA, please see “Non-GAAP Financial Measures” below.

Non-GAAP Financial Measures

To provide investors with information in addition to our results as determined by GAAP, we disclose Adjusted Revenue, Adjusted Net Income (Loss), Adjusted Diluted Earnings (Loss) Per Share and Adjusted EBITDA (collectively “our non-GAAP financial measures”) as non-GAAP measures which management believes provide useful information to investors. We believe that the presentation of our non-GAAP financial measures provides useful information to investors regarding our results of operations because each measure assists both investors and management in analyzing and benchmarking the performance and value of our business. Our non-GAAP financial measures are not calculated in accordance with GAAP and should not be considered as a substitute for revenue, net income, or any other operating performance measure calculated in accordance with GAAP. Other companies may define our non-GAAP financial measures differently, and as a result, our measures of our non-GAAP financial measures may not be directly comparable to those of other companies. Our non-GAAP financial measures provide indicators of performance that are not affected by fluctuations in certain costs or other items. Accordingly, management believes that these measurements are useful for comparing general operating performance from period to period, and management relies on these measures for planning and forecasting of future periods. Additionally, these measures allow management to compare our results with those of other companies that have different financing and capital structures.

We define “Adjusted Revenue” as total revenues net of the change in fair value of mortgage servicing rights (“MSRs”) due to valuation assumptions (net of hedges). We define “Adjusted Net Income (Loss)” as tax-effected earnings before share-based compensation expense, the change in fair value of MSRs due to valuation assumptions (net of hedges), a litigation accrual, career transition program, change in Tax receivable agreement liability, and the tax effects of those adjustments as applicable. We define “Adjusted Diluted Earnings (Loss) Per Share” as Adjusted Net Income (Loss) divided by the diluted weighted average number of Class A common stock outstanding for the applicable period, which assumes the pro forma exchange and conversion of all outstanding Class D common stock for Class A common stock. We define “Adjusted EBITDA” as earnings before interest and amortization expense on non-funding debt, income tax, and depreciation and amortization, net of the change in fair value of MSRs due to valuation assumptions (net of hedges), share-based compensation expense, a litigation accrual, career transition program, and change in Tax receivable agreement liability. We exclude from each of our non-GAAP financial measures the change in fair value of MSRs due to valuation assumptions (net of hedges) as this represents a non-cash non-realized adjustment to our total revenues, reflecting changes in assumptions including discount rates and prepayment speed assumptions, mostly due to changes in market interest rates, which is not indicative of our performance or results of operation. We also exclude effects of contractual prepayment protection associated with sales of MSRs. Adjusted EBITDA includes Interest expense on funding facilities, which are recorded as a component of Interest income, net, as these expenses are a direct cost driven by loan origination volume. By contrast, interest and amortization expense on non-funding debt is a function of our capital structure and is therefore excluded from Adjusted EBITDA.

Our definitions of each of our non-GAAP financial measures allows us to add back certain cash and non-cash charges, and deduct certain gains that are included in calculating Total revenues, net, Net income attributable to Rocket Companies or Net income. However, these expenses and gains vary greatly, and are difficult to predict. From time to time in the future, we may include or exclude other items if we believe that doing so is consistent with the goal of providing useful information to investors. In the first and second quarter of 2022, we revised our definition of Adjusted Net Income (Loss) and Adjusted EBITDA to also exclude the cash portion of share-based compensation expenses and the career transition program, respectively, as these expenses do not directly affect what we consider to be our core operating performance. Comparative periods presented to the extent impacted were updated.

Although we use our non-GAAP financial measures to assess the performance of our business, such use is limited because they do not include certain material costs necessary to operate our business. Our non-GAAP financial measures can represent the effect of long-term strategies as opposed to short-term results. Our presentation of our non-GAAP financial measures should not be construed as an indication that our future results will be unaffected by unusual or nonrecurring items. Our non-GAAP financial measures have limitations as analytical tools, and you should not consider them in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Because of these limitations, our non-GAAP financial measures should not be considered as measures of discretionary cash available to us to invest in the growth of our business or as measures of cash that will be available to us to meet our obligations.

Limitations to our non-GAAP financial measures included, but are not limited to:

(a)    they do not reflect every cash expenditure, future requirements for capital expenditures or contractual commitments;

(b)    Adjusted EBITDA does not reflect the significant interest expense or the cash requirements necessary to service interest or principal payment on our debt;

(c)    although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced or require improvements in the future, and Adjusted Revenue, Adjusted Net Income (Loss) and Adjusted EBITDA do not reflect any cash requirement for such replacements or improvements; and

(d)    they are not adjusted for all non-cash income or expense items that are reflected in our Condensed Consolidated Statements of Cash Flows.

We compensate for these limitations by using our non-GAAP financial measures along with other comparative tools, together with U.S. GAAP measurements, to assist in the evaluation of operating performance. See below for reconciliation of our non-GAAP financial measures to their most comparable U.S. GAAP measures. Additionally, our U.S. GAAP-based measures can be found in the condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q.

Reconciliation of Adjusted Revenue to Total Revenue, net

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2022	2021	2022	2021
Total revenue, net	$1,392,419	$2,668,099	$4,063,015	$7,206,970
Change in fair value of MSRs due to valuation assumptions (net of hedges) (1)	(266,969)	121,961	(1,006,186)	(377,122)
Adjusted Revenue	$1,125,450	$2,790,060	$3,056,829	$6,829,848

(1)    Reflects changes in assumptions including discount rates and prepayment speed assumptions, mostly due to changes in market interest rates, and the effects of contractual prepayment protection associated with sales of MSRs.

Reconciliation of Adjusted Net Income (Loss) to Net Income Attributable to Rocket Companies

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2022	2021	2022	2021
Net income attributable to Rocket Companies	$3,415	$61,120	$57,127	$184,822
Net income impact from pro forma conversion of Class D common shares to Class A common shares (1)	56,963	976,280	1,040,468	3,630,366
Adjustment to the provision for income tax (2)	(636)	(239,935)	(242,786)	(881,311)
Tax-effected net income (2)	$59,742	$797,465	$854,809	$2,933,877
Share-based compensation expense (3)	61,267	41,036	128,377	83,108
Change in fair value of MSRs due to valuation assumptions (net of hedges) (4)	(266,969)	121,961	(1,006,186)	(377,122)
Litigation accrual (5)	—	—	—	15,000
Career transition program (6)	61,006	—	61,006	—
Change in Tax receivable agreement liability (7)	(24,354)	—	(24,354)	—
Tax impact of adjustments (8)	41,434	(40,538)	210,872	69,390
Other tax adjustments (9)	935	1,009	1,935	1,758
Adjusted Net (Loss) Income	$(66,939)	$920,933	$226,459	$2,726,011

(1)    Reflects net income to Class A common stock from pro forma exchange and conversion of corresponding shares of our Class D common shares held by non-controlling interest holders as of June 30, 2022 and 2021.

(2)    Rocket Companies will be subject to U.S. Federal income taxes, in addition to state, local and Canadian taxes with respect to its allocable share of any net taxable income of Holdings. The adjustment to the provision for income tax reflects the effective tax rates below, assuming the Issuer owns 100% of the non-voting common interest units of Holdings.

	June 30,
	2022	2021
Statutory U.S. Federal Income Tax Rate	21.00%	21.00%
Canadian taxes	0.01	0.01
State and Local Income Taxes (net of federal benefit)	3.50	3.86
Effective Income Tax Rate for Adjusted Net Income (Loss)	24.51%	24.87%

(3)    The three and six months ended June 30, 2022 amounts exclude the impact of the career transition program.

(4)    Reflects changes in assumptions including discount rates and prepayment speed assumptions, mostly due to changes in market interest rates, and the effects of contractual prepayment protection associated with sales of MSRs.

(5)     Reflects legal accrual related to a specific legal matter.

(6)    Reflects net expenses associated with compensation packages, healthcare coverage, career transition services, and accelerated vesting of certain equity awards.

(7)    Reflects changes in estimates of tax rates and other variables of the Tax receivable agreement liability.

(8)    Tax impact of adjustments gives effect to the income tax related to share-based compensation expense, change in fair value of MSRs due to valuation assumptions, litigation accrual, career transition program and the change in Tax receivable agreement liability at the above described effective tax rates for each quarter.

(9)    Represents tax benefits due to the amortization of intangible assets and other tax attributes resulting from the purchase of Holdings units, net of payment obligations under Tax Receivable Agreement.

Reconciliation of Adjusted Diluted Weighted Average Shares Outstanding to Diluted Weighted Average Shares Outstanding

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands, except shares and per share)	2022	2021	2022	2021
Diluted weighted average Class A Common shares outstanding	1,971,741,764	1,991,267,972	1,973,624,016	132,100,103
Assumed pro forma conversion of Class D shares (1)	—	—	—	1,858,812,080
Adjusted diluted weighted average shares outstanding	1,971,741,764	1,991,267,972	1,973,624,016	1,990,912,183

Adjusted Net (Loss) Income	$(66,939)	$920,933	$226,459	$2,726,011
Adjusted Diluted (Loss) Earnings Per Share	$(0.03)	$0.46	$0.11	$1.37

(1)    Reflects the proforma exchange and conversion of non-dilutive Class D common stock to Class A common stock. For the six months ended June 30, 2021, Class D common shares were anti-dilutive and therefore included in the proforma conversion of Class D shares in the table above. For the three and six months ended June 30, 2022 and the three months ended June 30, 2021, Class D common shares were dilutive and are included in the dilutive weighted average Class A common shares outstanding in the table above.

Reconciliation of Adjusted EBITDA to Net Income

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2022	2021	2022	2021
Net income	$59,756	$1,036,650	$1,096,364	$3,813,988
Interest and amortization expense on non-funding debt	38,282	35,038	76,946	70,609
Income tax provision	18,761	24,047	44,610	89,879
Depreciation and amortization	24,780	20,589	45,822	35,893
Share-based compensation expense (1)	61,267	41,036	128,377	83,108
Change in fair value of MSRs due to valuation assumptions (net of hedges) (2)	(266,969)	121,961	(1,006,186)	(377,122)
Litigation accrual (3)	—	—	—	15,000
Career transition program (4)	61,006	—	61,006	—
Change in Tax receivable agreement liability (5)	(24,354)	—	(24,354)	—
Adjusted EBITDA	$(27,471)	$1,279,321	$422,585	$3,731,355

(1)    The three and six months ended June 30, 2022 amounts exclude the impact of the career transition program.

(2)    Reflects changes in assumptions including discount rates and prepayment speed assumptions, mostly due to changes in market interest rates, and the effects of contractual prepayment protection associated with sales of MSRs.

(3)     Reflects legal accrual related to a specific legal matter.

(4)     Reflects net expenses associated with compensation packages, healthcare coverage, career transition services, and accelerated vesting of certain equity awards.

(5)    Reflects changes in estimates of tax rates and other variables of the Tax receivable agreement liability.

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

The following summarizes key performance indicators of the business:

	Three Months Ended June 30,		Six Months Ended June 30,
(Units and $ in thousands)	2022	2021	2022	2021
Loan Production Data
Closed loan origination volume	$34,543,916	$83,764,238	$88,520,731	$187,289,376
Direct to Consumer origination volume	$20,298,510	$45,231,277	$53,425,046	$106,655,648
Partner Network origination volume	$14,245,406	$38,532,961	$35,095,685	$80,633,728
Gain on sale margin (1)	2.92%	2.78%	2.98%	3.29%

	June 30,
	2022	2021
Servicing Portfolio Data
Total serviced UPB (includes subserviced)	$537,854,227	$507,167,578
MSRs UPB of loans serviced	$485,422,026	$466,444,905
UPB of loans subserviced and temporarily serviced	$52,432,201	$40,722,673
Total loans serviced (includes subserviced)	2,532.3	2,372.6
Number of MSRs loans serviced	2,396.6	2,247.5
Number of loans subserviced and temporarily serviced	135.7	125.2
MSR fair value multiple (2)	4.83	3.46
Total serviced delinquency rate, excluding loans in forbearance (60+)	0.74%	0.71%
Total serviced MSR delinquency rate (60+)	1.12%	2.60%
Net client retention rate (trailing twelve months)	93%	90%

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Other Rocket Companies
Amrock closings (units)	82.6	260.3	250.9	609.1
Rocket Homes real estate transactions	10.4	8.3	18.6	14.9
Rockethomes.com average unique monthly visitors (3)	2,884.8	1,818.6	2,738.1	1,455.6
Rocket Loans closed (units)	7.2	4.6	12.5	7.2
Rocket Auto car sales (units) (4)	4.8	15.6	17.9	29.2
Total Other Rocket Companies gross revenue	$190,943	$386,273	$485,851	$836,667
Total Other Rocket Companies net revenue (5)	$162,043	$384,170	$432,927	$817,187
(1)    Gain on sale margin is a ratio of gain on sale of loans, net to the net rate lock volume for the period. Gain on sale of loans, net includes the net gain on sale of loans, fair value of originated MSRs, fair value adjustments on originated loans held for sale and IRLC’s, and revaluation of forward commitments economically hedging loans held for sale and IRLCs. This metric is a measure of gain on sale revenue and excludes revenues from Rocket Loans, changes in the loan repurchase reserve and fair value adjustments on repurchased loans held on our balance sheet, such as early buyouts.

(2)    MSRs fair market value multiple is a metric used to determine the relative value of the MSRs asset in relation to the annualized retained servicing fee, which is the cash that the holder of the MSRs asset would receive from the portfolio over such period. It is calculated as the quotient of (a) the MSRs fair market value as of a specified date divided by (b) the weighted average annualized retained servicing fee for our MSRs portfolio as of such date. The weighted average annualized retained servicing fee for our MSRs portfolio was 0.30% and 0.29% as of June 30, 2022 and 2021, respectively. The vast majority of our portfolio consists of originated MSRs and consequently, the impact of purchased MSRs does not have a material impact on our weighted average service fee.

(3)    Rockethomes.com average unique monthly visitors is calculated by a third party service that monitors website activity. This metric doesn't necessarily have a direct correlation to revenues and is used primarily to monitor consumer interest in the Rockethomes.com site.

(4)    Rocket Auto's Gross Merchandise Value, which represents the vehicle and other vehicle-related sales during the period, was $160 and $605 for the three and six months ended June 30, 2022 and $484 and $844 during the same periods in 2021, respectively.

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
Our sources of revenue include Gain on sale of loans, net, Loan servicing income (loss), Interest income, net, and Other income.
Gain on sale of loans, net
Gain on sale of loans, net includes all components related to the origination and sale of mortgage loans, including net gain on sale of loans, which represents the premium we receive in excess of the loan principal amount and certain fees charged by investors upon sale of loans into the secondary market, loan origination fees, credits, points and certain costs, provision for or benefit from investor reserves, the change in fair value of interest rate locks (“IRLCs” or “rate lock”) and loans held for sale, the gain or loss on forward commitments hedging loans held for sale and IRLCs, and (6) the fair value of originated MSRs. MSR assets are created at the time Mortgage Loans Held for Sale are securitized and sold to investors for cash, while the Company retains the MSR.
Loan servicing income (loss)
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

Other income
Other income includes revenues generated from Amrock (title insurance services, property valuation, and settlement services), Rocket Homes (real estate network referral fees), Rocket Auto (auto marketplace sales revenues), Core Digital Media (third party lead generation revenues), Rock Connections (third party sales and support revenues), Rocket Money - formerly known as Truebill (personal finance), Rocket Loans (personal loans) and professional service fees. The professional service fees represent amounts received in exchange for professional services provided to affiliated companies. Services are provided primarily in connection with technology, facilities, human resources, accounting, training, and security functions. Other income also includes revenues from investment interest income.

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

Tax Receivable Agreement
Refer to Note 7, Income taxes for more information on Tax Receivable Agreement.

Share-based compensation
Share-based compensation is comprised of both equity and liability awards and is measured and expensed accordingly under Accounting Standards Codification (“ASC”) 718 Compensation—Stock Compensation. As indicated above, share-based compensation expense is included as part of salaries, benefits and team member benefits.

Non-controlling interest

We are the sole managing member of Holdings and consolidate the financial results of Holdings. Therefore, we report a non-controlling interest based on the Holdings Units of Holdings held by Dan Gilbert, our founder and Chairman (our "Chairman") and RHI on our Condensed Consolidated Balance Sheets. Income or loss is attributed to the non-controlling interests based on the weighted average Holdings Units outstanding during the period and is presented on the Condensed Consolidated Statements of Income and Comprehensive Income . Refer to Note 12, Non-controlling Interests for more information on non-controlling interests.
Results of Operations for the Three and Six Months Ended June 30, 2022 and 2021
Summary of Operations

Condensed Statement of Operations Data	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2022	2021	2022	2021
Revenue
Gain on sale of loans, net	$806,838	$2,341,489	$2,290,623	$5,893,931
Servicing fee income	357,578	343,349	723,793	635,710
Change in fair value of MSRs	(12,522)	(415,394)	441,858	(214,839)
Interest income, net	36,490	22,267	85,334	49,668
Other income	204,035	376,388	521,407	842,500
Total revenue, net	$1,392,419	$2,668,099	$4,063,015	$7,206,970
Expenses
Salaries, commissions and team member benefits	754,125	840,470	1,608,040	1,682,669
General and administrative expenses	229,706	262,815	505,563	554,234
Marketing and advertising expenses	231,522	306,685	559,580	627,528
Interest and amortization expense on non-funding-debt	38,282	35,038	76,946	70,609
Other expenses	60,267	162,394	171,912	368,063
Total expenses	$1,313,902	$1,607,402	$2,922,041	$3,303,103
Income before income taxes	78,517	1,060,697	1,140,974	3,903,867
Provision for income taxes	(18,761)	(24,047)	(44,610)	(89,879)
Net income	59,756	1,036,650	1,096,364	3,813,988
Net income attributable to non-controlling interest	(56,341)	(975,530)	(1,039,237)	(3,629,166)
Net income attributable to Rocket Companies	$3,415	$61,120	$57,127	$184,822
Gain on sale of loans, net

The components of gain on sale of loans for the periods presented were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2022	2021	2022	2021
Net (loss) gain on sale of loans (1)	$(448,270)	$1,704,139	$(573,864)	$4,291,569
Fair value of originated MSRs	459,473	857,111	1,256,088	2,030,275
(Provision for) benefit from investor reserves	(9,846)	19,316	(12,232)	13,969
Fair value adjustment on loans held for sale and IRLCs	258,075	357,026	(485,426)	(1,526,917)
Revaluation loss from forward commitments economically hedging loans held for sale and IRLCs	547,406	(596,103)	2,106,057	1,085,035
Gain on sale of loans, net	$806,838	$2,341,489	$2,290,623	$5,893,931

(1)    Net (loss) gain on sale of loans represents the premium received in excess of the UPB, plus net origination fees.

The table below provides details of the characteristics of our mortgage loan production for each of the periods presented:

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Loan origination volume by type	2022	2021	2022	2021
Conventional Conforming	$27,367,582	$63,849,712	$68,747,266	$144,960,644
FHA/VA	6,609,832	12,986,323	15,696,827	31,392,944
Non-Agency	566,502	6,928,203	4,076,638	10,935,788
Total mortgage loan origination volume	$34,543,916	$83,764,238	$88,520,731	$187,289,376
Portfolio metrics
Average loan amount	$289	$281	$284	$278
Weighted average loan-to-value ratio	73.63%	68.37%	70.90%	67.83%
Weighted average credit score	732	749	735	752
Weighted average loan rate	4.56%	2.88%	3.82%	2.78%
Percentage of loans sold
To GSEs and government	89.95%	92.96%	90.96%	94.84%
To other counterparties	10.05%	7.04%	9.04%	5.16%
Servicing-retained	98.86%	94.10%	99.51%	95.99%
Servicing-released	1.14%	5.90%	0.49%	4.01%
Net rate lock volume (1)	$29,385,447	$83,586,479	$78,998,947	$178,702,224
Gain on sale margin (2)	2.92%	2.78%	2.98%	3.29%

(1)    Net rate lock volume includes the UPB of loans subject to IRLCs, net of the pull-through factor as described in the “Description of Certain Components of Financial Data” section above.
(2)    Gain on sale margin is a ratio of gain on sale of loans, net to the net rate lock volume for the period. Gain on sale of loans, net includes the net gain on sale of loans, fair value of originated MSRs, fair value adjustments on originated loans held for sale and IRLC’s, and revaluation of forward commitments economically hedging loans held for sale and IRLCs. This metric is a measure of gain on sale revenue and excludes revenues from Rocket Loans, changes in the loan repurchase reserve and fair value adjustments on repurchased loans held on our balance sheet, such as early buyouts. See the table above for each of the components of gain on sale of loans, net.
Three months ended June 30, 2022 summary

Gain on sale of loans, net was $806.8 million, a decrease of $1.5 billion, or 65.5%, when compared to $2.3 billion for the same period in 2021. The decrease was primarily driven by a decline in net (loss) gain on sales of loans and a decrease in the fair value of MSRs originated.

Net (loss) gain on sales of loans decreased $2.2 billion, or 126.3%, to $(448.3) million in the quarter, compared to $1.7 billion in 2021, the change was driven by a decrease in mortgage loan origination volume of $49.2 billion, or 58.8%, as compared to the same period in 2021.

The fair value of MSRs originated was $459.5 million, a decrease of $397.6 million, or 46.4%, as compared with $857.1 million in 2021. The decrease was primarily due to a reduction in sold loan volume of $45.9 billion, or 58.1%, from $33.1 billion in 2022 to $79.0 billion in 2021.

Six months ended June 30, 2022 summary

Gain on sale of loans, net was $2.3 billion, a decrease of $3.6 billion, or 61.1%, as compared with $5.9 billion for the same period in 2021. The decrease was primarily driven by a decline in net (loss) gain on sales of loans and a decrease in the fair value of MSRs originated.

Net (loss) gain on sales of loans decreased $4.9 billion, or 113.4%, to $(0.6) billion for the quarter, compared to $4.3 billion in the same period in 2021. The change was driven by a decrease in mortgage loan origination volume of $98.8 billion, or 52.7%, as compared to same period in 2021.

The fair value of MSRs originated was $1.3 billion, a decrease of $0.8 billion, or 38.1%, when compared to $2.0 billion in 2021. The decrease was due to a reduction in sold loan volume of $89.5 billion, or 48.4%, from $95.3 billion in 2022 to $184.8 billion in 2021.

Loan servicing income (loss)
For the periods presented, Loan servicing income (loss) consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2022	2021	2022	2021
Retained servicing fee	$347,400	$335,494	$703,952	$619,103
Subservicing income	2,434	2,465	4,754	4,994
Ancillary income	7,744	5,390	15,087	11,613
Servicing fee income	357,578	343,349	723,793	635,710
Change in valuation model inputs or assumptions (1)	281,816	(141,723)	1,046,539	396,218
Change in fair value of MSRs hedge	(14,847)	19,762	(40,353)	(19,095)
Collection / realization of cash flows	(279,491)	(293,433)	(564,328)	(591,962)
Change in fair value of MSRs	(12,522)	(415,394)	441,858	(214,839)
Loan servicing income (loss)	$345,056	$(72,045)	$1,165,651	$420,871
(1)     Includes the effect of contractual prepayment protection resulting from sales of MSRs prepayment protection

	June 30,
($ in thousands)	2022	2021
MSRs UPB of loans serviced	$485,422,026	$466,444,905
Number of MSRs loans serviced	2,396,613	2,247,454
UPB of loans subserviced and temporarily serviced	$52,432,201	$40,722,673
Number of loans subserviced and temporarily serviced	135,692	125,161
Total serviced UPB	$537,854,227	$507,167,578
Total loans serviced	2,532,305	2,372,615
MSRs fair value	$6,657,758	$4,644,172
Total serviced delinquency rate, excluding loans in forbearance (60+)	0.74%	0.71%
Total serviced delinquency count (60+) as % of total	1.12%	2.60%
Weighted average credit score	736	741
Weighted average LTV	70.77%	70.87%
Weighted average loan rate	3.24%	3.21%
Weighted average service fee	0.30%	0.29%

Three months ended June 30, 2022 summary

Loan servicing income was $345.1 million, which compares to loan servicing loss of $72.0 million for the same period in 2021. The changes in valuation model inputs or assumptions was a $281.8 million increase as compared to a $141.7 million decrease for the same period in 2021, driven by lower prepayment speed assumptions, due to the increase in mortgage interest rates. Servicing fee income also increased to $357.6 million as compared to $343.3 million in 2021, due to the growth in our servicing portfolio.

Six months ended June 30, 2022 summary

Loan servicing income was $1.2 billion, which compares to $420.9 million for the same period in 2021. The changes in valuation model inputs or assumptions was $1.0 billion increase in 2022, as compared to a $396.2 million in 2021, predominately due to lower prepayment speed assumptions, which was due to the increase in mortgage interest rates. Servicing fee income also increased to $723.8 million as compared to $635.7 million for the same period in 2021, primarily a result of the growth in our servicing unpaid principal balances.

Interest income, net

The components of Interest income, net for the periods presented were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2022	2021	2022	2021
Interest income	$79,196	$86,645	$169,737	$181,890
Interest expense on funding facilities	(42,706)	(64,378)	(84,403)	(132,222)
Interest income, net	$36,490	$22,267	$85,334	$49,668

Three months ended June 30, 2022 summary

Interest income, net was $36.5 million for the three months ended June 30, 2022, an increase of $14.2 million, or 63.9%, as compared to $22.3 million for the three months ended June 30, 2021. The increase in interest income, net in 2022 was primarily attributable to interest savings on funding facilities due to an increase in the self-funding of loans and higher mortgage interest rates, partially off-set by less sold loan volume.

Six months ended June 30, 2022 summary

Interest income, net was $85.3 million for the six months ended June 30, 2022, an increase of $35.7 million, or 71.8%, as compared to $49.7 million for the same period in 2021. The increase in interest income, net in 2022 was primarily attributable to interest savings on funding facilities due to an increase in the self-funding of loans and higher mortgage interest rates, partially off-set by less sold loan volume.

Other income

Three months ended June 30, 2022 summary

Other income decreased $172.4 million, or 45.8%, to $204.0 million for the three months ended June 30, 2022 as compared to $376.4 million for the same period in 2021. The decrease was primarily a result of reduction in title related revenues at Amrock driven by lower mortgage origination volume.

Six months ended June 30, 2022 summary

Other income decreased $321.1 million, or 38.1%, to $521.4 million for the six months ended June 30, 2022 as compared to $842.5 million for same period in 2021. The decrease was primarily a result of reduction in title related revenues at Amrock driven by lower mortgage origination volume.

Expenses

Expenses for the periods presented were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2022	2021	2022	2021
Salaries, commissions and team member benefits	$754,125	$840,470	$1,608,040	$1,682,669
General and administrative expenses	229,706	262,815	505,563	554,234
Marketing and advertising expenses	231,522	306,685	559,580	627,528
Interest and amortization expense on non-funding debt	38,282	35,038	76,946	70,609
Other expenses	60,267	162,394	171,912	368,063
Total expenses	$1,313,902	$1,607,402	$2,922,041	$3,303,103

Three months ended June 30, 2022 summary

Total expenses were $1.3 billion, a decrease of $293.5 million or 18.3%, as compared with $1.6 billion for the same period in 2021. The decrease was driven by our cost saving measures affecting salaries, commissions, and team member benefits, marketing and advertising expenses and other expenses, including production and other vendor-related costs. Salaries, commissions, and team member benefits was $754.1 million in 2022, a decrease of $86.3 million or 10.3%, primarily due to a decrease in team members in production roles and lower variable compensation associated with lower production levels. Other expenses was $60.3 million, a decrease of $102.1 million, or 62.9%, as compared with $162.4 million for the same period primarily due to decreases in title related expenses at Amrock due to a decrease in production volume.

Six months ended June 30, 2022 summary

Total expenses were $2.9 billion, a decrease of $381.1 million or 11.5%, as compared with $3.3 billion for the same period in 2021. The decrease was driven by our cost saving measures affecting salaries, commissions, and team member benefits, marketing and advertising expenses and other expenses, including production and other vendor-related costs. Salaries, commissions, and team member benefits was $1.6 billion in 2022, which was a decrease of $74.6 million or 4.4%, primarily due to a decrease in team members in production roles and lower variable compensation associated with a lower production levels. Other expenses were $171.9 million, a decrease of $196.2 million, or 53.3%, as compared with $368.1 million, primarily due to decreases in title related expenses at Amrock due to a decrease in production volume.

Summary Results by Segment for the Three and Six Months Ended June 30, 2022 and 2021

Our operations are organized by distinct marketing channels which promote client acquisition into our platform and include two reportable segments: Direct to Consumer and Partner Network. We measure the performance of the segments primarily on a contribution margin basis. Contribution margin is intended to measure the direct profitability of each segment and is calculated as Adjusted Revenue less directly attributable expenses. Adjusted Revenue is a non-GAAP financial measure described above. Directly attributable expenses include Salaries, commissions and team member benefits, Marketing and advertising expenses, General and administrative expenses and Other expenses, such as direct servicing costs and origination costs. For segments, we measure gain on sale margin of sold loans and refer to this metric as ‘Sold Loan Gain on Sale Margin’. A loan is considered sold when it is sold to investors in the secondary market. In previous disclosures, ‘sold loans’ were referred to as ‘funded loans’. Sold loan gain on sale margin represents revenues on loans that have been sold divided by the sold UPB amount. Sold loan gain on sale margin is used specifically in the context of measuring the gain on sale margins of our Direct to Consumer and Partner Network segments. Sold loan gain on sale margin is an important metric in evaluating the revenue generating performance of our segments as it allows us to measure this metric at a segment level with a high degree of precision. By contrast, ‘gain on sale margin’, which we use outside of the segment discussion, measures the gain on sale revenue generation of our combined mortgage business. See below for our overview and discussion of segment results for the three and six months ended June 30, 2022 and 2021. For additional discussion, see Note 11, Segments of the notes to the unaudited condensed consolidated financial statements of this Form 10-Q.

Direct to Consumer Results

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2022	2021	2022	2021
Sold Loan Volume	$19,538,097	$48,902,086	$55,702,825	$113,930,523
Sold Loan Gain on Sale Margin	4.17%	4.66%	4.06%	5.06%
Revenue
Gain on sale	$645,453	$2,050,639	$1,862,556	$4,914,239
Interest income	50,944	52,489	108,546	111,157
Interest expense on funding facilities	(27,704)	(39,409)	(54,432)	(81,414)
Service fee income	356,779	342,687	722,279	634,339
Changes in fair value of MSRs	(12,522)	(415,394)	441,858	(214,839)
Other income	92,910	229,860	259,938	534,772
Total Revenue, net	$1,105,860	$2,220,872	$3,340,745	$5,898,254
(Increase) decrease in MSRs due to valuation assumptions (net of hedges)	(266,969)	121,961	(1,006,186)	(377,122)
Adjusted Revenue	$838,891	$2,342,833	$2,334,559	$5,521,132
Less: Directly Attributable Expenses (1)	609,431	907,313	1,478,641	1,880,444
Contribution Margin	$229,460	$1,435,520	$855,918	$3,640,688

(1)    Direct expenses attributable to operating segments exclude corporate overhead, depreciation and amortization, and interest and amortization expense on non-funding debt.

Three months ended June 30, 2022 summary

Direct to Consumer Adjusted Revenue decreased $1.5 billion, or 64.2% to $838.9 million from $2.3 billion for the same period in 2021. Gain on sale revenue decreased $1.4 billion, or 68.5%, due to a decline in Direct to Consumer sold loan volume and gain on sale margins. On a sold loan basis, the Direct to Consumer segment generated $19.5 billion in sold loan volume, a decrease of $29.4 billion, or 60.0% as compared to 2021. In addition, sold loan gain on sale margin was 4.17% as compared to 4.66% during the same period in 2021, driven primarily by more price competition related to excess industry capacity.

Direct to Consumer Directly Attributable Expenses decreased $297.9 million, or 32.8%, to $609.4 million, compared to $907.3 million in 2021. The decrease was primarily due to a decreased variable compensation and loan processing costs associated with lower volumes, fewer team members in production roles and reduced marketing spend.

Direct to Consumer Contribution Margin decreased $1.2 billion, or 84.0%, to $229.5 million, compared to $1.4 billion 2021. The decrease in Contribution Margin was driven primarily by the decrease in Direct to Consumer sold loan volume and gain on sale margins noted above.

Six months ended June 30, 2022 summary

Direct to Consumer Adjusted Revenue decreased $3.2 billion, or 57.7% to $2.3 billion from $5.5 billion for the same period in 2021. Gain on sale revenue decreased $3.1 billion, or 62.1%, due to a decline in Direct to Consumer sold loan volume and gain on sale margins. On a sold loan basis, the Direct to Consumer segment generated $55.7 billion in sold loan volume, a decrease of $58.2 billion, or 51.1% as compared to 2021. In addition, sold loan gain on sale margin was 4.06% as compared to 5.06% during the same period in 2021, driven primarily by a combination of compression in primary-secondary spreads and more price competition related to excess industry capacity.

Direct to Consumer Directly Attributable Expenses decreased $401.8 million, or 21.4%, to $1.5 billion compared to $1.9 billion during the same period in 2021. The decline was primarily due to decreased variable compensation and loan processing costs associated with lower volumes, fewer team members in production roles and reduced marketing spend.

Direct to Consumer Contribution Margin decreased $2.8 billion, or 76.5%, to $855.9 million, compared to $3.6 billion during the same period in 2021. The decrease in Contribution Margin was driven primarily by the decrease in Direct to Consumer sold loan volume and gain on sale margins noted above.

Partner Network Results

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2022	2021	2022	2021
Sold Loan Volume	$13,579,618	$30,119,969	$39,612,993	$70,848,564
Sold Loan Gain on Sale Margin	1.29%	1.16%	1.04%	1.60%
Revenue
Gain on sale	$157,459	$287,651	$415,515	$972,080
Interest income	27,547	33,222	59,715	69,283
Interest expense on funding facilities	(14,999)	(24,943)	(29,968)	(50,762)
Other income	7,202	23,228	23,679	51,005
Total Revenue, net	$177,209	$319,158	$468,941	$1,041,606
Decrease (increase) in MSRs due to valuation assumptions (net of hedges)	—	—	—	—
Adjusted Revenue	$177,209	$319,158	$468,941	$1,041,606
Less: Directly Attributable Expenses	95,701	176,065	215,735	355,842
Total Contribution Margin	$81,508	$143,093	$253,206	$685,764

Three months ended June 30, 2022 summary

Partner Network Adjusted Revenue decreased $141.9 million, or 44.5% to $177.2 million, from $319.2 million for the same period in 2021. Gain on sale revenue decreased $130.2 million, or 45.3%, due to lower sold loan volumes. On a sold loan basis, the Partner Network segment generated $13.6 billion in sold loan volume, a decrease of $16.5 billion, or 54.9% as compared to the same period in 2021. In addition, sold loan gain on sale margin was 1.29% as compared to 1.16% for the same period in 2021. The 0.13% increase was due to lower TPO volume, which led to a favorable mix shift into Partner Network channels with a higher average gain on sale margin.

Partner Network Directly Attributable Expenses decreased $80.4 million, or 45.6%, to $95.7 million compared to $176.1 million for the same period in 2021. The decrease was driven primarily due to decreased variable compensation and loan processing costs associated with lower volumes and fewer team members in production roles.

Partner Network Contribution Margin decreased $61.6 million, or 43.0%, to $81.5 million compared to $143.1 million for the same period in 2021. The decrease in Contribution Margin was driven primarily by the decrease in Partner Network sold loan volume.

Six months ended June 30, 2022 summary

Partner Network Adjusted Revenue decreased $572.7 million, or 55.0% to $468.9 million, from $1.0 billion for the same period in 2021. Gain on sale revenue decreased $556.6 million, or 57.3%, due primarily to lower sold loan volumes and lower sold loan gain on sale margin. On a sold loan basis, the Partner Network segment generated $39.6 billion in sold loan volume, a decrease of $31.2 billion, or 44.1%. In addition, sold loan gain on sale margin was 1.04%, as compared to 1.60%, the decrease was primarily driven by a compression in primary-secondary spreads which led to lower gain on sale margins.

Partner Network Directly Attributable Expenses decreased $140.1 million, or 39.4%, to $215.7 million, compared to $355.8 million for the same period in 2021. The decrease was due to decreased variable compensation and loan processing costs associated with lower volumes and fewer team members in production roles.

Partner Network Contribution Margin decreased $432.6 million, or 63.1%, to $253.2 million compared to $685.8 million for the same period in 2021. The decrease in Contribution Margin was driven primarily by the decrease in Partner Network sold loan volume and sold loan gain on sale margin.

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

As discussed in Note 5, Borrowings, of the notes to the unaudited condensed consolidated financial statements included in this Form 10-Q, as of June 30, 2022, we had 17 different funding facilities in different amounts and with various maturities together with the Senior Notes. At June 30, 2022, the aggregate available amount under our facilities was $26.5 billion, with combined outstanding balances of $8.8 billion and unutilized capacity of $17.7 billion.

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

The amount owed and outstanding on our loan funding facilities fluctuates significantly based on our origination volume, the amount of time it takes us to sell the loans it originates, and the amount of loans being self-funded with cash. We may from time to time use surplus cash to “buy-down” the effective interest rate of certain loan funding facilities or to self-fund a portion of our loan originations. As of June 30, 2022, $3.1 billion of our cash was used to buy-down our funding facilities and self-fund, $10.0 million of which are buy-down funds that are included in Cash and cash equivalents on the Condensed Consolidated Balance Sheets and $3.1 billion of which is discretionary self-funding that reduces Cash and cash equivalents on the Condensed Consolidated Balance Sheets. We have the ability to withdraw the $10.0 million at any time, unless a margin call has been made or a default has occurred under the relevant facilities. The Company has an estimated $3.1 billion of discretionary self-funded loans, of which a portion can be transferred to a warehouse line or the early buy out line, provided that such loans meet the eligibility criteria to be placed on such lines. The remaining portion will be funded in normal course over a short period of time, generally less than one month.

We remain in a strong liquidity position, with total liquidity of $7.3 billion as of June 30, 2022, which includes $0.9 billion of cash on hand, $3.1 billion of corporate cash used to self-fund loan originations, a portion of which could be transferred to funding facilities (warehouse lines) at our discretion, $3.1 billion of undrawn lines of credit from non-funding facilities, and $0.2 billion of undrawn MSR lines. As of June 30, 2022, our available cash position was $4.0 billion, which includes cash on hand and corporate cash used to self-fund loan originations, combined with the $6.7 billion of mortgage servicing rights, representing a total of $10.7 billion dollars of asset value on our balance sheet. Subsequent to June 30, 2022, our total liquidity has increased with the addition of our new $1 billion MSR facility. On a pro forma basis including this new MSR facility, total liquidity at June 30, 2022 would have been $8.3 billion, including cash on hand, corporate cash used to self-fund loan originations and undrawn lines of credit and undrawn MSR lines.

Our loan funding facilities, early buy out facilities, MSRs facility and unsecured lines of credit also generally require us to comply with certain operating and financial covenants and the availability of funds under these facilities is subject to, among other conditions, our continued compliance with these covenants. These financial covenants include, but are not limited to, maintaining (1) a certain minimum tangible net worth, (2) minimum liquidity, (3) a maximum ratio of total liabilities or total debt to tangible net worth and (4) pre-tax net income requirements. A breach of these covenants can result in an event of default under these facilities and as such allows the lenders to pursue certain remedies. In addition, each of these facilities, as well as our unsecured lines of credit, includes cross default or cross acceleration provisions that could result in all facilities terminating if an event of default or acceleration of maturity occurs under any facility. We were in compliance with all covenants as of June 30, 2022 and 2021.

June 30, 2022 compared to June 30, 2021

Cash Flows

Our Cash and cash equivalents and Restricted cash were $1.0 billion at June 30, 2022, a decrease of $1.1 billion, or 52.1%, compared to $2.1 billion at June 30, 2021. The decrease was primarily driven by distributions made to Class A shareholders of the Company and to unit holders (members) of Holdings partially offset by the net increase from earnings adjusted for non-cash items.

Equity

Equity was $8.8 billion as of June 30, 2022, an increase of $0.6 billion, or 7.2%, as compared to $8.2 billion as of June 30, 2021. The increase was primarily a result of net income of $3.4 billion and share-based compensation of $185.6 million, which was offset by distributions made to Class A shareholders of the Company and to unit holders (members) of Holdings.
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

During the six months ended June 30, 2022 the Company had a $2.0 billion 2022 Special Dividend and $166.7 million of tax distributions, for a total of approximately $2.2 billion of distributions. During the six months ended June 30, 2021 the Company had a $2.2 billion 2021 Special Dividend and $1.4 billion in tax distributions, for a total of approximately $3.6 billion of distributions. Except for tax distributions, these distributions are at the discretion of our board of directors.

Contractual Obligations, Commercial Commitments, and Other Contingencies

There were no material changes outside the ordinary course of business to our outstanding contractual obligations as of June 30, 2022 from information and amounts previously disclosed as of December 31, 2021 in our Annual Report on Form 10-K under the caption “Contractual Obligations, Commercial Commitments, and Other Contingencies”. Refer to Notes 5, Borrowings, and 9, Commitments, Contingencies and Guarantees, of the notes to the condensed consolidated financial statements for further discussion of contractual obligations, commercial commitments, and other contingencies, including legal contingencies.
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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of June 30, 2022, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of business, we may from time to time be involved in various pending or threatened legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon our financial condition and/or results of operations. However, in the opinion of our management, matters currently pending or threatened against us are not expected to have a material adverse effect on our business, financial condition and results of operations. Refer to Note 9 Commitments, Contingencies, and Guarantees, to the condensed consolidated financial statements under the heading Legal included in this Quarterly Report on Form 10-Q for legal proceedings and related matters.

Item 1A. Risk Factors

There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. We included a detailed discussion of our risk factors in “Part I – Item 1A. – Risk Factors” of our 2021 Form 10-K, and in "Item 1A. Risk Factors" of our Form 10-Q for the fiscal quarter ended March 31, 2022 (Q1 2022 Form 10-Q). Our risk factors have not changed significantly from those disclosed in our 2021 Form 10-K and Q1 2022 Form 10-Q. These risk factors should be read carefully in connection with evaluating our business and in connection with the forward-looking statements and other information contained in this Quarterly Report on Form 10-Q. Any of the risks described in our 2021 Form 10-K could materially affect our business, condensed consolidated financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. The risk factors described in our 2021 Form 10-K and Q1 2022 Form 10-Q are not the only risks we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may materially adversely affect our business, condensed consolidated financial condition and/or future results.

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

The following table shows the Share Repurchase Program activity during the three months ended June 30, 2022:

Period	Number of Shares Repurchased	Average Repurchase Price Per Share	Total Repurchase Amount
4/1/2022 to 4/30/2022	2,452,800	$9.44	$23,152,003
5/1/2022 to 5/31/2022	418,800	9.09	3,805,293
6/1/2022 to 6/30/2022	2,600,000	7.05	18,323,250
Total for the three months ended June 30, 2022	5,471,600	$8.28	$45,280,546

As of June 30, 2022 approximately $623.0 million remains available under the Share Repurchase Program.

As of July 27, 2022, Rocket Companies has repurchased 29.8 million shares at a weighted average price of $13.20. Cumulatively, we have returned $393.7 million to shareholders under the $1.0 billion Share Repurchase Program authorized in November 2020.

Item 6. Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Rocket Companies, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed on September 2, 2020)
3.2	Amended and Restated Bylaws of Rocket Companies, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, filed on September 2, 2020)
#10.1*	Amendment Number Four to Master Repurchase Agreement, dated June 24, 2022, by and between Citibank, N.A., as buyer, and Rocket Mortgage, LLC, as seller
#10.2*
Amendment Number 4 to Master Repurchase Agreement, dated as of June 27, 2022, by and between Rocket Mortgage, LLC, a Michigan limited liability company, as seller, and Bank of Montreal, a Canadian Chartered bank acting through its Chicago Branch, as buyer

#10.3*	Loan and Security Agreement (MSR Facility), dated as of July 27, 2022, by and between Citibank, N.A., as lender, and Rocket Mortgage, LLC, as borrower
31.1*	Certification of CEO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)
31.2*	Certification of CFO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)
32.1*	Certification by the CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification by the CFO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
#	Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The Company agrees to furnish supplementally an unredacted copy of the exhibit to the Securities and Exchange Commission upon its request.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rocket Companies, Inc.

August 9, 2022	By:	/s/ Julie Booth
Date		Name: Julie Booth
Chief Financial Officer and Treasurer
(Principal Financial Officer)