Form 10-Q
period 2022-09-30
Rocket Companies, Inc.
filed 2022-11-09
CIK 1805284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of November 2, 2022, 121,778,560 shares of the registrant's Class A common stock, $0.00001 par value, and 1,848,879,483 shares of the registrant's Class D common stock, $0.00001 par value, were outstanding.

Rocket Companies, Inc.
Form 10-Q
For the period ended September 30, 2022

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)
Rocket Companies, Inc.
Condensed Consolidated Balance Sheets
(In Thousands, Except Shares and Per Share Amounts)

	September 30, 2022	December 31, 2021
Assets	(Unaudited)
Cash and cash equivalents	$825,926	$2,131,174
Restricted cash	65,718	80,423
Mortgage loans held for sale, at fair value	9,123,110	19,323,568
Interest rate lock commitments (“IRLCs”), at fair value	7,743	538,861
Mortgage servicing rights (“MSRs”), at fair value	7,260,066	5,385,613
Notes receivable and due from affiliates	11,179	9,753
Property and equipment, net of accumulated depreciation and amortization of $616,332 and $567,406, respectively	274,480	254,376
Deferred tax asset, net	513,515	572,049
Lease right of use assets	381,232	427,895
Forward commitments, at fair value	690,396	17,337
Loans subject to repurchase right from Ginnie Mae	1,471,823	1,918,032
Other assets	1,975,414	2,115,814
Total assets	$22,600,602	$32,774,895
Liabilities and equity
Liabilities
Funding facilities	4,909,369	$12,751,592
Other financing facilities and debt
Lines of credit	—	75,000
Senior Notes, net	4,026,600	4,022,491
Early buy out facility	814,458	1,896,784
Accounts payable	203,832	271,544
Lease liabilities	439,171	482,184
Forward commitments, at fair value	84,699	19,911
Investor reserves	106,217	78,888
Notes payable and due to affiliates	30,465	33,650
Tax receivable agreement liability	623,498	688,573
Loans subject to repurchase right from Ginnie Mae	1,471,823	1,918,032
Other liabilities	979,210	776,714
Total liabilities	$13,689,342	$23,015,363
Equity
Class A common stock, $0.00001 par value - 10,000,000,000 shares authorized, 121,386,911 and 126,437,703 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively.	$1	$1
Class B common stock, $0.00001 par value - 6,000,000,000 shares authorized, none issued and outstanding as of September 30, 2022 and December 31, 2021.	—	—
Class C common stock, $0.00001 par value - 6,000,000,000 shares authorized, none issued and outstanding as of September 30, 2022 and December 31, 2021.	—	—
Class D common stock, $0.00001 par value - 6,000,000,000 shares authorized, 1,848,879,483 shares issued and outstanding as of September 30, 2022 and December 31, 2021.	19	19
Additional paid-in capital	242,074	287,558
Retained earnings	316,381	378,005
Accumulated other comprehensive income	58	81
Non-controlling interest	8,352,727	9,093,868
Total equity	8,911,260	9,759,532
Total liabilities and equity	$22,600,602	$32,774,895
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Rocket Companies, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
(In Thousands, Except Shares and Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue
Gain on sale of loans
Gain on sale of loans excluding fair value of MSRs, net	$139,733	$1,746,971	$1,174,268	$5,610,627
Fair value of originated MSRs	426,278	907,242	1,682,366	2,937,517
Gain on sale of loans, net	566,011	2,654,213	2,856,634	8,548,144
Loan servicing income (loss)
Servicing fee income	364,211	334,348	1,088,004	970,058
Change in fair value of MSRs	150,304	(341,361)	592,162	(556,201)
Loan servicing income (loss)	514,515	(7,013)	1,680,166	413,857
Interest income
Interest income	95,753	129,963	265,490	311,853
Interest expense on funding facilities	(46,173)	(72,778)	(130,576)	(205,000)
Interest income, net	49,580	57,185	134,914	106,853
Other income	164,580	410,345	685,987	1,252,845
Total revenue, net	1,294,686	3,114,730	5,357,701	10,321,699
Expenses
Salaries, commissions and team member benefits	670,804	870,010	2,278,844	2,552,679
General and administrative expenses	204,290	313,405	709,853	867,639
Marketing and advertising expenses	210,701	316,471	770,281	943,999
Depreciation and amortization	24,211	19,577	70,033	55,470
Interest and amortization expense on non-funding debt	38,317	34,163	115,263	104,772
Other expenses	40,008	135,415	166,098	467,584
Total expenses	1,188,331	1,689,041	4,110,372	4,992,143
Income before income taxes	106,355	1,425,689	1,247,329	5,329,556
Provision for income taxes	(10,131)	(32,830)	(54,741)	(122,709)
Net income	96,224	1,392,859	1,192,588	5,206,847
Net income attributable to non-controlling interest	(89,314)	(1,317,522)	(1,128,551)	(4,946,688)
Net income attributable to Rocket Companies	$6,910	$75,337	$64,037	$260,159

Earnings per share of Class A common stock
Basic	$0.06	$0.55	$0.53	2.00
Diluted	$0.04	$0.54	$0.47	2.00

Weighted average shares outstanding
Basic	119,020,520	137,664,471	120,156,494	129,902,253
Diluted	1,970,665,767	1,990,828,351	1,972,263,268	135,392,670

Comprehensive income
Net income	$96,224	$1,392,859	$1,192,588	$5,206,847
Cumulative translation adjustment	(990)	(995)	(1,081)	(194)
Unrealized gain (loss) on investment securities	2,270	(3,639)	516	(3,475)
Comprehensive income	97,504	1,388,225	1,192,023	5,203,178
Comprehensive income attributable to non-controlling interest	(90,513)	(1,313,201)	(1,128,016)	(4,943,273)
Comprehensive income attributable to Rocket Companies	$6,991	$75,024	$64,007	$259,905
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Rocket Companies, Inc.
Condensed Consolidated Statements of Changes in Equity
(In Thousands, Except Shares and Per Share Amounts)
(Unaudited)

	Class A Common Stock Shares	Class A Common Stock Amount	Class D Common Stock Shares	Class D Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Non-controlling Interest	Total Equity
Balance, December 31, 2020	115,372,565	$1	1,869,079,483	$19	$282,743	$207,422	$317	$7,391,654	$7,882,156
Net income	—	—	—	—	—	123,702	—	2,653,636	2,777,338
Cumulative translation adjustment	—	—	—	—	—	—	14	293	307
Unrealized loss on investment securities	—	—	—	—	—	—	(21)	(343)	(364)
Share-based compensation, net	2,300	—	—	—	2,116	—	—	37,033	39,149
Distributions for state taxes on behalf of unit holders (members), net	—	—	—	—	—	(281)	—	(4,559)	(4,840)
Distributions to unit holders (members) from subsidiary investment, net	—	—	—	—	—	—	—	(2,242,999)	(2,242,999)
Special Dividend to Class A Shareholders	—	—	—	—	—	(145,903)	—	—	(145,903)
Change in controlling interest of investment, net	20,200,000	—	(20,200,000)	—	85,351	(1)	55	(84,420)	985
Balance, March 31, 2021	135,574,865	$1	1,848,879,483	$19	$370,210	$184,939	$365	$7,750,295	$8,305,829
Net income	—	—	—	—	—	61,120	—	975,530	1,036,650
Cumulative translation adjustment	—	—	—	—	—	—	29	465	494
Unrealized gain on investment securities	—	—	—	—	—	—	36	491	527
Share-based compensation, net	4,177	—	—	—	2,621	—	—	35,622	38,243
Distributions for state taxes on behalf of unit holders (members), net	—	—	—	—	—	(1,346)	—	(18,255)	(19,601)
Distributions to unit holders (members) from subsidiary investment, net	—	—	—	—	—	—	—	(1,188,294)	(1,188,294)
Special Dividend to Class A Shareholders	—	—	—	—	—	211	—	111	322
Pushdown of dividend equivalent	—	—	—	—	—	16,427	—	(16,427)	—
Issuance of Class A Common Shares under stock compensation and benefit plans	896,701	—	—	—	1,369	—	—	18,582	19,951
Repurchase of Class A Common Shares	(496,829)	—	—	—	(8,313)	—	—	—	(8,313)
Increase in controlling interest of investment, net of income taxes and Tax receivable agreement liability	—	—	—	—	(1,971)	—	1	1,970	—
Balance, June 30, 2021	135,978,914	$1	1,848,879,483	$19	$363,916	$261,351	$431	$7,560,090	$8,185,808
Net income	—	—	—	—	—	75,337	—	1,317,522	1,392,859
Cumulative translation adjustment	—	—	—	—	—	—	(59)	(936)	(995)
Unrealized loss on investment securities	—	—	—	—	—	—	(253)	(3,386)	(3,639)
Share-based compensation, net	2,508,497	—	—	—	2,654	—	—	35,656	38,310
Distributions for state taxes on behalf of unit holders (members), net	—	—	—	—	—	(118)	—	(1,594)	(1,712)
Distributions to unit holders (members) from subsidiary investment, net	—	—	—	—	—	—	—	(393,463)	(393,463)
Dividend adjustments from forfeited restricted stock units	—	—	—	—	—	24	—	312	336
Taxes withheld on employees' restricted share award vesting	—	—	—	—	(877)	—	—	(11,706)	(12,583)
Issuance of Class A Common Shares under stock compensation and benefit plans	947,358	—	—	—	1,135	—	—	15,328	16,463
Repurchase of Class A Common Shares	(2,067,341)	—	—	—	(35,572)	—	—	—	(35,572)
Change in controlling interest of investment, net	—	—	—	—	36,604	—	5	(36,609)	—
Balance, September 30, 2021	137,367,428	$1	1,848,879,483	$19	$367,860	$336,594	$124	$8,481,214	$9,185,812
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Rocket Companies, Inc.
Condensed Consolidated Statements of Changes in Equity
(In Thousands, Except Shares and Per Share Amounts)
(Unaudited)

	Class A Common Stock Shares	Class A Common Stock Amount	Class D Common Stock Shares	Class D Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Non-controlling Interest	Total Equity
Balance, December 31, 2021	126,437,703	$1	1,848,879,483	$19	$287,558	$378,005	$81	$9,093,868	$9,759,532
Net income	—	—	—	—	—	53,712	—	982,896	1,036,608
Cumulative translation adjustment	—	—	—	—	—	—	31	557	588
Unrealized loss on investment securities	—	—	—	—	—	—	(92)	(1,403)	(1,495)
Share-based compensation, net	186,891	—	—	—	3,288	—	—	50,093	53,381
Distributions for state taxes on behalf of unit holders (members), net	—	—	—	—	—	(2,171)	—	(33,536)	(35,707)
Distributions to unit holders (members) from subsidiary investment, net	—	—	—	—	725	—	—	(1,856,575)	(1,855,850)
Special Dividend to Class A Shareholders	—	—	—	—	—	(123,752)	—	(31,830)	(155,582)
Taxes withheld on employees' restricted share award vesting	—	—	—	—	(77)	—	—	(1,220)	(1,297)
Issuance of Class A common Shares under stock compensation and benefit plans	1,018,875	—	—	—	930	—	—	12,743	13,673
Repurchase of Class A common Shares	(8,016,465)	—	—	—	(100,162)	—	—	—	(100,162)
Change in controlling interest of investment, net	—	—	—	—	49,196	—	2	(61,591)	(12,393)
Balance, March 31, 2022	119,627,004	$1	1,848,879,483	$19	$241,458	$305,794	$22	$8,154,002	$8,701,296
Net income	—	—	—	—	—	3,415	—	56,341	59,756
Cumulative translation adjustment	—	—	—	—	—	—	(34)	(645)	(679)
Unrealized loss on investment securities	—	—	—	—	—	—	(16)	(243)	(259)
Share-based compensation, net	721,224	—	—	—	4,089	—	—	50,596	54,685
Distributions for state taxes on behalf of unit holders (members), net	—	—	—	—	—	(385)	—	(6,069)	(6,454)
Special Dividend to Class A Shareholders	—	—	—	—	—	80	—	1,249	1,329
Taxes withheld on employees' restricted share award vesting	—	—	—	—	(9)	—	—	(2,833)	(2,842)
Issuance of Class A common Shares under stock compensation and benefit plans	1,456,798	—	—	—	824	—	—	12,855	13,679
Repurchase of Class A common Shares	(5,471,600)	—	—	—	(45,280)	—	—	—	(45,280)
Change in controlling interest of investment, net	—	—	—	—	24,620	—	2	(27,650)	(3,028)
Balance, June 30, 2022	116,333,426	$1	1,848,879,483	$19	$225,702	$308,904	$(26)	$8,237,603	$8,772,203
Net income	—	—	—	—	—	6,910	—	89,314	96,224
Cumulative translation adjustment	—	—	—	—	—	—	(52)	(938)	(990)
Unrealized gain on investment securities	—	—	—	—	—	—	133	2,137	2,270
Share-based compensation, net	6,484,334	—	—	—	3,341	—	—	51,924	55,265
Distributions for state taxes on behalf of unit holders (members), net	—	—	—	—	—	573	—	8,725	9,298
Contributions from unit holders (members) from subsidiary investment, net	—	—	—	—	(7)	—	—	24,722	24,715
Special Dividend to Class A Shareholders	—	—	—	—	—	(6)	—	(79)	(85)
Taxes withheld on employees' restricted share award vesting	—	—	—	—	(1,682)	—	—	(25,718)	(27,400)
Issuance of Class A common Shares under stock compensation and benefit plans	1,032,558	—	—	—	516	—	—	8,259	8,775
Repurchase of Class A common Shares	(2,463,407)	—	—	—	(20,558)	—	—	—	(20,558)
Change in controlling interest of investment, net	—	—	—	—	34,762	—	3	(43,222)	(8,457)
Balance, September 30, 2022	121,386,911	$1	1,848,879,483	$19	$242,074	$316,381	$58	$8,352,727	$8,911,260

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Rocket Companies, Inc.
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Operating activities
Net income	$1,192,588	$5,206,847
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	70,033	55,470
Provision for deferred income taxes	35,768	54,817
Origination of mortgage servicing rights	(1,682,366)	(2,937,517)
Change in fair value of MSRs, net	(683,001)	488,178
Gain on sale of loans excluding fair value of MSRs, net	(1,174,268)	(5,610,627)
Disbursements of mortgage loans held for sale	(115,269,087)	(275,516,411)
Proceeds from sale of loans held for sale	126,623,671	281,142,607
Share-based compensation expense	168,380	123,873
Change in assets and liabilities
Due from affiliates	(1,426)	12,501
Other assets	134,652	(72,025)
Accounts payable	(67,712)	95,328
Due to affiliates	(4,442)	(44,541)
Premium recapture and indemnification losses paid	(10,213)	772
Other liabilities	272,307	337,907
Total adjustments	$8,412,296	$(1,869,668)
Net cash provided by operating activities	$9,604,884	$3,337,179
Investing activities
Proceeds from sale of MSRs	$473,971	$665,901
Net purchase of MSRs	(18,640)	(34,817)
Decrease (increase) in mortgage loans held for investment	14,796	(25,380)
Purchase and other additions of property and equipment, net of disposals	(87,958)	(98,549)
Net cash provided by investing activities	$382,169	$507,155
Financing activities
Net payments on funding facilities	$(7,842,222)	$(1,119,542)
Net payments on lines of credit	(75,000)	(300,000)
Net (payments) borrowings on early buy out facility	(1,082,326)	1,889,053
Net borrowings on notes payable from unconsolidated affiliates	1,257	537
Proceeds from MSRs financing liability	—	21,635
Stock issuance	31,316	28,778
Share repurchase	(166,000)	(43,885)
Taxes withheld on employees' restricted share award vesting	(31,539)	(12,583)
Distributions to other unit holders (members) of Holdings, net	(2,141,411)	(3,982,591)
Net cash used in financing activities	$(11,305,925)	$(3,518,598)
Effects of exchange rate changes on cash and cash equivalents	(1,081)	(194)
Net (decrease) increase in cash and cash equivalents and restricted cash	(1,319,953)	325,542
Cash and cash equivalents and restricted cash, beginning of period	2,211,597	2,054,103
Cash and cash equivalents and restricted cash, end of period	$891,644	$2,379,645
Non-cash activities
Loans transferred to other real estate owned	$1,075	$1,023
Supplemental disclosures
Cash paid for interest on related party borrowings	$4,061	$3,330

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

We are a Detroit-based FinTech holding company consisting of tech-driven real estate, mortgage and financial services businesses. We are committed to providing an industry-leading client experience powered by our simple, fast and trusted digital solutions. In addition to Rocket Mortgage, one of the nation’s largest mortgage lenders, we have expanded into complementary industries, such as real estate services, personal lending, auto sales, solar, and personal finance. Through these industries, we seek to deliver innovative client solutions leveraging our Rocket platform. Our business operations are organized into the following two segments: (1) Direct to Consumer and (2) Partner Network, refer to Note 11, Segments.

Rocket Companies, Inc. is a holding company. Its primary material asset is the equity interest in Holdings which, including through its direct and indirect subsidiaries, conducts a majority of the Company's operations. Holdings is a Michigan limited liability company and wholly owns the following entities, with each entity's subsidiaries identified in parentheses: Rocket Mortgage, LLC, Amrock Holdings, LLC (“Amrock”, "Amrock Title Insurance Company" ("ATI") and "Nexsys Technologies LLC"), LMB HoldCo LLC (“Core Digital Media”), RCRA Holdings LLC (“Rock Connections” and “Rocket Auto”), Rocket Homes Real Estate LLC (“Rocket Homes”), RockLoans Holdings LLC (“Rocket Loans” and "Rocket Solar"), Rock Central LLC dba Rocket Central ("Rocket Money, Inc."), EFB Holdings Inc. (“Rocket Mortgage Canada”), Lendesk Canada Holdings Inc. ("Lendesk Technologies"), RockTech Canada Inc., and Woodward Capital Management LLC. As used herein, “Rocket Mortgage” refers to either the Rocket Mortgage brand or platform, or the Rocket Mortgage business, as the context allows.

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

Rocket Money (formerly known as Truebill) Acquisition

On December 23, 2021, we completed the acquisition of Truebill, Inc. (“Rocket Money Acquisition”) for total cash consideration of approximately $1.2 billion. The Rocket Money Acquisition was accounted for as a business combination under ASC 805, Business Combinations. The purchase price allocation was completed in the nine months ended September 30, 2022.

As of September 30, 2022 and December 31, 2021, there was approximately $1.1 billion of goodwill recorded in Other assets on our Condensed Consolidated Balance Sheets. For purposes of the annual impairment assessment, goodwill was allocated to two reporting units that are expected to benefit from the synergies of the acquisition, which includes one reporting unit in the Direct to Consumer reportable segment and one reporting unit that is not significant individually or in the aggregate to constitute a reportable segment. As a result, the allocated goodwill remains in the “All Other” category. Goodwill attributable to the Rocket Money Acquisition is not deductible for tax purposes.

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

Subsequent Events

In preparing these condensed consolidated financial statements, the Company evaluated events and transactions for potential recognition or disclosure through the date these condensed consolidated financial statements were issued. Refer to Note 5, Borrowings for disclosures on changes to the Company’s debt agreements that occurred subsequent to September 30, 2022.

Share Repurchase Authorization

On November 1, 2022, the Company's board of directors approved a share repurchase program effective November 11, 2022. The share repurchase program renews and extends the previously approved share repurchase program and authorizes the Company to repurchase shares of the Company’s common stock in an aggregate value, not to exceed $1 billion, from time to time, in the open market or through privately negotiated transactions, in accordance with applicable securities laws. The share repurchase program will remain in effect for a two-year period terminating in November 2024. The share repurchase program does not obligate the Company to make any repurchases at any specific time. The timing and extent to which the Company repurchases its shares will depend upon, among other things, market conditions, share price, liquidity targets, regulatory requirements and other factors.

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

Other income — is derived primarily from closing fees, net appraisal revenue, net title insurance fees and personal finance, real estate network referral fees, contact center revenue, personal loans business, professional service fees, and lead generation revenue.

The following revenue streams fall within the scope of ASC Topic 606—Revenue from Contracts with Customers and are disaggregated hereunder:

Amrock closing fees — The Company recognizes closing fees for non-recurring services provided in connection with the origination of the loan. These fees are recognized at the time of loan closing for purchase transactions or at the end of a client's three-day rescission period for refinance transactions, which represents the point in time the loan closing services performance obligation is satisfied. The consideration received for closing services is a fixed fee per loan that varies by state and loan type. Closing fees were $24,534 and $120,381 for the three months ended September 30, 2022 and 2021, respectively and $139,441 and $395,509 for the nine months ended September 30, 2022 and 2021, respectively.

Amrock appraisal revenue, net — The Company recognizes appraisal revenue when the appraisal service is completed. The Company may choose to deliver appraisal services directly to its client or subcontract such services to a third-party licensed and/or certified appraiser. In instances where the Company performs the appraisal, revenue is recognized as the gross amount of consideration received at a fixed price per appraisal. The Company is an agent in instances where a third-party appraiser is involved in the delivery of appraisal services and revenue is recognized net of third-party appraisal expenses. Appraisal revenue, net was $14,946 and $23,222 for the three months ended September 30, 2022 and 2021, respectively and $52,262 and $68,792 for the nine months ended September 30, 2022 and 2021, respectively.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
Rocket Money (formerly known as Truebill) subscription revenue — The Company recognizes subscription revenue ratably over the contract term beginning on the commencement date of each contract. We have determined that subscriptions represent a stand-ready obligation to perform over the subscription term. These performance obligations are satisfied over time as the customer simultaneously receives and consumes the benefits. Contracts are one month to one year in length. Subscription revenues were $32,649 for the three months ended September 30, 2022 and $84,578 for the nine months ended September 30, 2022.

Rocket Homes real estate network referral fees — The Company recognizes real estate network referral fee revenue based on arrangements with partner agencies contingent on the closing of a transaction. As this revenue stream is variable, and is contingent on the successful transaction close, the revenue is constrained until the occurrence of the transaction. At this point, the constraint on recognizing revenue is deemed to have been lifted and revenue is recognized for the consideration expected to be received. Real estate network referral fees, net of intercompany eliminations, were $12,647 and $16,068 for the three months ended September 30, 2022 and 2021, respectively and $38,916 and $39,778 for the nine months ended September 30, 2022 and 2021, respectively.

Rock Connections and Rocket Auto contact center revenue — The Company recognizes contact center revenue for communication services including client support and sales. Consideration received mainly includes a fixed base fee and/or a variable contingent fee. The fixed base fee is recognized ratably over the period of performance, as the performance obligation is considered to be satisfied equally throughout the service period. The variable contingent fee related to car sales is constrained until the sale of the car is completed. Contact center revenues, net of intercompany eliminations, were $2,349 and $10,847 for the three months ended September 30, 2022 and 2021, respectively and $15,506 and $34,769 for the nine months ended September 30, 2022 and 2021, respectively.

Professional service fees — The Company recognizes professional service fee revenue based on the delivery of services (e.g., human resources, technology, training) over the term of a contract. Consideration for the promised services is received through a combination of a fixed fee for the period and incremental fees paid for optional services that are available at an incremental rate determined at the time such services are requested. The Company recognizes the annual fee ratably over the life of the contract, as the performance obligation is satisfied equally over the term of the contract. For the optional services, revenue is only recognized at the time the services are requested and delivered and pricing is agreed upon. Professional service fee revenues were $3,030 and $3,434 for the three months ended September 30, 2022 and 2021, respectively and $9,140 and $10,181 for the nine months ended September 30, 2022 and 2021, respectively. All professional service fee revenues were rendered entirely to related parties.

Core Digital Media lead generation revenue — The Company recognizes online consumer acquisition revenue based on successful delivery of marketing leads to a client at a fixed fee per lead. This service is satisfied at the time the lead is delivered, at which time revenue for the service is recognized. Online consumer acquisition revenue, net of intercompany eliminations, were $1,392 and $7,784 for the three months ended September 30, 2022 and 2021, respectively and $8,306 and $22,549 for the nine months ended September 30, 2022 and 2021, respectively.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. We maintain our bank accounts with a relatively small number of high-quality financial institutions.

Restricted cash as of September 30, 2022 and 2021 consisted of cash on deposit for a repurchase facility and client application deposits, title premiums collected from the insured that are due to the underwritten, principal and interest received in collection accounts for purchased assets, and a $25,000 bond.

	September 30,
	2022	2021
Cash and cash equivalents	$825,926	$2,233,667
Restricted cash	65,718	145,978
Total cash, cash equivalents, and restricted cash in the statement of cash flows	$891,644	$2,379,645

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

Variable Interest Entities

Rocket Companies, Inc. is the managing member of Holdings with 100% of the management and voting power in Holdings. In its capacity as managing member, Rocket Companies, Inc. has the sole authority to make decisions on behalf of Holdings and bind Holdings to signed agreements. Further, Holdings maintains separate capital accounts for its investors as a mechanism for tracking earnings and subsequent distribution rights. Accordingly, management concluded that Holdings is a limited partnership or similar legal entity as contemplated in ASC 810, Consolidation.

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

Rocket Companies, Inc.’s financial position, performance and cash flows effectively represent those of Holdings and its subsidiaries as of and for the period ended September 30, 2022.

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

The following is a description of measurement techniques for items recorded at fair value on a recurring basis. There were no material items recorded at fair value on a nonrecurring basis as of September 30, 2022 or December 31, 2021.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The table below shows a summary of financial statement items that are measured at estimated fair value on a recurring basis, including assets measured under the fair value option. There were no material transfers of assets or liabilities recorded at fair value on a recurring basis between Levels 1, 2 or 3 during the nine months ended September 30, 2022 or the year ended December 31, 2021.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)

	Level 1	Level 2	Level 3	Total
Balance at September 30, 2022
Assets:
Mortgage loans held for sale	$—	$7,911,451	$1,211,659	$9,123,110
IRLCs	—	—	7,743	7,743
MSRs	—	—	7,260,066	7,260,066
Forward commitments	—	690,396	—	690,396
Total assets	$—	$8,601,847	$8,479,468	$17,081,315
Liabilities:
Forward commitments	$—	$84,699	$—	$84,699
Total liabilities	$—	$84,699	$—	$84,699

Balance at December 31, 2021
Assets:
Mortgage loans held for sale	$—	$17,014,202	$2,309,366	$19,323,568
IRLCs	—	—	538,861	538,861
MSRs	—	—	5,385,613	5,385,613
Forward commitments	—	17,337	—	17,337
Total assets	$—	$17,031,539	$8,233,840	$25,265,379
Liabilities:
Forward commitments	$—	$19,911	$—	$19,911
Total liabilities	$—	$19,911	$—	$19,911

The following tables present the quantitative information about recurring Level 3 fair value financial instruments and the fair value measurements as of:

	September 30, 2022		December 31, 2021
Unobservable Input	Range	Weighted Average	Range	Weighted Average
Mortgage loans held for sale
Dealer pricing	68% - 97%	95%	89% - 103%	99%
IRLCs
Loan funding probability	0% - 100%	70%	0% - 100%	78%
MSRs
Discount rate	9.0% - 12.0%	9.4%	9.0% - 12.0%	9.5%
Conditional prepayment rate	6.2% - 8.6%	6.9%	6.8% - 36.9%	8.7%
The table below presents a reconciliation of Level 3 assets measured at fair value on a recurring basis for the three and nine months ended September 30, 2022 and 2021. Mortgage servicing rights are also classified as a Level 3 asset measured at fair value on a recurring basis and its reconciliation is found in Note 3, Mortgage Servicing Rights.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)

	Loans Held for Sale	IRLCs
Balance at June 30, 2022	$1,557,784	$309,497
Transfers in (1)	197,851	—
Transfers out/principal reductions (1)	(481,878)	—
Net transfers and revaluation losses	—	(301,754)
Total losses included in net income	(62,098)	—
Balance at September 30, 2022	$1,211,659	$7,743

Balance at June 30, 2021	$2,579,313	$907,978
Transfers in (1)	461,014	—
Transfers out/principal reductions (1)	(378,302)	—
Net transfers and revaluation losses	—	(113,720)
Total gains included in net income	2,376	—
Balance at September 30, 2021	$2,664,401	$794,258

Balance at December 31, 2021	$2,309,366	$538,861
Transfers in (1)	1,020,274	—
Transfers out/principal reductions (1)	(1,963,939)	—
Net transfers and revaluation losses	—	(531,118)
Total losses included in net income	(154,042)	—
Balance at September 30, 2022	$1,211,659	$7,743

Balance at December 31, 2020	$579,666	$1,897,194
Transfers in (1)	3,244,577	—
Transfers out/principal reductions (1)	(1,159,712)	—
Net transfers and revaluation losses	—	(1,102,936)
Total losses included in net income	(130)	—
Balance at September 30, 2021	$2,664,401	$794,258
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

Fair Value Option

The following is the estimated fair value and unpaid principal balance (“UPB”) of mortgage loans held for sale that have contractual principal amounts and for which the Company has elected the fair value option. The fair value option was elected for mortgage loans held for sale as the Company believes fair value best reflects their expected future economic performance:

	Fair Value	Principal Amount Due Upon Maturity	Difference (1)
Balance at September 30, 2022	$9,123,110	$9,518,578	$(395,468)
Balance at December 31, 2021	$19,323,568	$19,018,552	$305,016
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

	September 30, 2022		December 31, 2021
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior Notes, due 10/15/2026	$1,140,860	$945,599	$1,139,146	$1,151,932
Senior Notes, due 1/15/2028	61,297	51,882	61,197	64,251
Senior Notes, due 3/1/2029	743,564	572,318	742,812	752,805
Senior Notes, due 3/1/2031	1,238,620	912,813	1,237,605	1,273,675
Senior Notes, due 10/15/2033	842,259	581,018	841,731	857,718
Total Senior Notes, net	$4,026,600	$3,063,630	$4,022,491	$4,100,381

The fair value of Senior Notes was calculated using the observable bond price at September 30, 2022 and December 31, 2021, respectively. The Senior Notes are classified as Level 2 in the fair value hierarchy.

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

The following table summarizes changes to the MSR assets for the three and nine months ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Fair value, beginning of period	$6,657,758	$4,644,172	$5,385,613	$2,862,685
MSRs originated	426,278	907,242	1,682,366	2,937,517
MSRs sales	—	(572,218)	(474,022)	(671,278)
MSRs purchases	—	38,281	—	38,281
Changes in fair value:
Due to changes in valuation model inputs or assumptions (1)	432,211	(16,123)	1,484,039	426,111
Due to collection/realization of cash flows	(256,181)	(300,309)	(817,930)	(892,271)
Total changes in fair value	176,030	(316,432)	666,109	(466,160)
Fair value, end of period	$7,260,066	$4,701,045	$7,260,066	$4,701,045

(1)    Reflects changes in assumptions including discount rates and prepayment speed assumptions, mostly due to changes in market interest rates. Does not include the change in fair value of derivatives that economically hedge MSRs identified for sale or the effects of contractual prepayment protection resulting from sales of MSRs.

The total UPB of mortgage loans serviced, excluding subserviced loans, at September 30, 2022 and December 31, 2021 was $495,614,634 and $485,087,214, respectively. The portfolio primarily consists of high-quality performing agency and government (FHA and VA) loans. As of September 30, 2022, delinquent loans (defined as 60-plus days past-due) were 1.11% of our total portfolio. Excluding clients in COVID-19 related forbearance plans, our delinquent loans (defined as 60-plus days past-due) were 0.76% as of September 30, 2022.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
The following is a summary of the weighted average discount rate and prepayment speed assumptions used to determine the fair value of MSRs as well as the expected life of the loans in the servicing portfolio:

	September 30, 2022	December 31, 2021
Discount rate	9.4%	9.5%
Prepayment speeds	6.9%	8.7%
Life (in years)	8.10	7.25

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

The following table stresses the discount rate and prepayment speeds at two different data points:

	Discount Rate		Prepayment Speeds
	100 BPS Adverse Change	200 BPS Adverse Change	10% Adverse Change	20% Adverse Change
September 30, 2022
Mortgage servicing rights	$(311,872)	$(599,295)	$(247,595)	$(373,794)
December 31, 2021
Mortgage servicing rights	$(232,658)	$(435,181)	$(198,153)	$(372,018)

4. Mortgage Loans Held for Sale

The Company sells substantially all of its originated mortgage loans into the secondary market. The Company retains the right to service a majority of these loans upon sale through ownership of servicing rights. A reconciliation of the changes in mortgage loans held for sale to the amounts presented on the Condensed Consolidated Statements of Cash Flows is below:

	Nine Months Ended September 30,
	2022	2021
Balance at the beginning of period	$19,323,568	$22,865,106
Disbursements of mortgage loans held for sale	115,269,087	275,516,411
Proceeds from sales of mortgage loans held for sale (1)	(126,601,866)	(281,117,441)
Gain on sale of mortgage loans excluding fair value of other financial instruments, net (2)	1,132,321	5,987,860
Balance at the end of period	$9,123,110	$23,251,936

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

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
Credit Risk

The Company is subject to credit risk associated with mortgage loans that it purchases and originates during the period of time prior to the sale of these loans. The Company considers credit risk and losses associated with these loans to be insignificant as it holds the loans for a short period of time, which for the nine months ended September 30, 2022 is, on average, approximately 44 days from the date of borrowing, and the market for these loans continues to be highly liquid. The Company is also subject to credit risk associated with mortgage loans it has repurchased as a result of breaches of representations and warranties during the period of time between repurchase and resale.

5. Borrowings

The Company maintains various funding facilities and other non-funding debt as shown in the tables below. Interest rates typically have two main components – a base rate most commonly SOFR or LIBOR, which is sometimes subject to a minimum floor plus a spread. Some facilities have a commitment fee, which can range from 0.0% to 0.5% per year. The commitment fee charged by lenders is calculated based on the committed line amount multiplied by a negotiated rate. The Company is required to maintain certain covenants, including minimum tangible net worth, minimum liquidity, maximum total debt or liabilities to net worth ratio, pretax net income requirements, and other customary debt covenants, as defined in the agreements. The Company was in compliance with all covenants as of September 30, 2022.

The amount owed and outstanding on the Company’s loan funding facilities fluctuates based on its origination volume, the amount of time it takes the Company to sell the loans it originates, and the Company’s ability to use its cash to self-fund loans. In addition to self-funding, the Company may from time to time use surplus cash to “buy-down” the effective interest rate of certain loan funding facilities or to self-fund a portion of our loan originations. Buy-down funds are included in Cash and cash equivalents on the Condensed Consolidated Balance Sheets. We have the ability to withdraw these funds at any time, unless a margin call has been made or a default has occurred under the relevant facilities. We will also deploy cash to self-fund loan originations, a portion of which can be transferred to a warehouse line or the early buy out line, provided that such loans meet the eligibility criteria to be placed on such lines. The remaining portion will be funded in normal course over a short period of time, generally less than 45 days.

In addition to the $3,156,856 of corporate cash used for discretionary self-funding of loans as of September 30, 2022, we had an additional $825,926 of cash on-hand, for a total of $3,982,782 of available cash.

The terms of the Senior Notes restrict our ability and the ability of our subsidiary guarantors among other things to: (1) merge, consolidate or sell, transfer or lease assets, and; (2) create liens on assets.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
Funding Facilities

Facility Type	Collateral	Maturity	Line Amount	Committed Line Amount	Outstanding Balance as of September 30, 2022	Outstanding Balance as of December 31, 2021
MRA funding:
1) Master Repurchase Agreement (7)	Mortgage loans held for sale (6)	10/20/2023	$1,000,000	$100,000	$96,409	$249,119
2) Master Repurchase Agreement (7)	Mortgage loans held for sale (6)	12/1/2022	1,500,000	250,000	608,858	1,328,727
3) Master Repurchase Agreement (7)	Mortgage loans held for sale (6)	8/9/2024	2,000,000	250,000	501,293	1,714,806
4) Master Repurchase Agreement (1)(7)	Mortgage loans held for sale (6)	7/26/2023	2,000,000	950,000	1,055,708	1,479,128
5) Master Repurchase Agreement (2)(7)	Mortgage loans held for sale (6)	5/4/2024	2,000,000	250,000	371,857	2,264,954
6) Master Repurchase Agreement (3)(7)	Mortgage loans held for sale (6)	9/9/2024	1,500,000	250,000	93,964	498,335
7) Master Repurchase Agreement (7)	Mortgage loans held for sale (6)	9/15/2023	900,000	250,000	269,130	542,846
8) Master Repurchase Agreement (7)	Mortgage loans held for sale (6)	9/22/2023	1,250,000	250,000	265,188	539,257
9) Master Repurchase Agreement (7)	Mortgage loans held for sale (6)	9/27/2024	750,000	100,000	230,164	616,165
10) Master Repurchase Agreement (7)	Mortgage loans held for sale (6)	12/16/2022	1,000,000	250,000	261,923	253,389
			$13,900,000	$2,900,000	$3,754,494	$9,486,726
Early Funding:
11) Early Funding Facility (4)(7)	Mortgage loans held for sale (6)	(4)	$4,000,000	$—	$478,819	$2,071,154
12) Early Funding Facility (5)(7)	Mortgage loans held for sale (6)	(5)	3,000,000	—	676,056	1,193,712
			7,000,000	—	1,154,875	3,264,866

Total			$20,900,000	$2,900,000	$4,909,369	$12,751,592
(1)    This facility has a 12-month initial term, which can be extended for 3-months at each subsequent 3-month anniversary from the initial start date. Subsequent to September 30, 2022, this facility was amended to decrease the committed amount to $800,000 and was extended to October 26, 2023.

(2)    Subsequent to September 30, 2022, this facility was amended to decrease the total facility size to $1,000,000.

(3)    This facility has an overall line size of $1,500,000. This facility also includes a $1,500,000 sublimit for MSR financing; Capacity is fully fungible and is not restricted by these allocations.

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

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
(7)    The interest rates charged by lenders on the funding facilities included the applicable base rate plus a spread ranging from 1.00% to 1.85% for the nine months ended September 30, 2022, and the applicable base rate plus a spread ranging from 1.00% to 2.25% for the year ended December 31, 2021.

Other Financing Facilities

Facility Type	Collateral	Maturity	Line Amount	Committed Line Amount	Outstanding Balance September 30, 2022	Outstanding Balance December 31, 2021
Line of Credit Financing Facilities
1) Unsecured line of credit (1)	—	7/27/2025	$2,000,000	$—	$—	$—
2) Unsecured line of credit (1)	—	7/31/2025	100,000	—	—	—
3) Revolving credit facility (4)	—	8/10/2025	1,000,000	1,000,000	—	—
4) MSR line of credit (4)	MSRs	10/20/2023	200,000	—	—	—
5) MSR line of credit (2)(4)	MSRs	9/9/2024	1,500,000	250,000	—	—
6) MSR line of credit (3)(4)	MSRs	(3)	—	—	—	75,000
			$4,800,000	$1,250,000	$—	$75,000
Early Buyout Financing Facility
6) Early buy out facility (4)	Loans/ Advances	3/13/2024	$1,500,000	$—	$814,458	$1,896,784
(1)    Refer to Note 6, Transactions with Related Parties for additional details regarding this unsecured line of credit.

(2)    This facility is a sublimit of Master Repurchase Agreement 6, found above in Funding Facilities. Refer to Subfootnote 3, Funding Facilities for additional details regarding this financing facility.

(3)    This facility was voluntarily paid off and terminated in March 2022.

(4)    The interest rates charged by lenders on the other funding facilities included the applicable base rate, plus a spread ranging from 1.45% to 4.00% for the nine months ended September 30, 2022, and for the year ended December 31, 2021.

Unsecured Senior Notes

Facility Type	Maturity	Interest Rate	Outstanding Principal September 30, 2022	Outstanding Principal December 31, 2021
Unsecured Senior Notes (1)	10/15/2026	2.875%	$1,150,000	$1,150,000
Unsecured Senior Notes (2)	1/15/2028	5.250%	61,985	61,985
Unsecured Senior Notes (3)	3/1/2029	3.625%	750,000	750,000
Unsecured Senior Notes (4)	3/1/2031	3.875%	1,250,000	1,250,000
Unsecured Senior Notes (5)	10/15/2033	4.000%	850,000	850,000
Total Senior Notes			$4,061,985	$4,061,985

Weighted Average Interest Rate			3.59%	3.59%

(1)    The 2026 Senior Notes are unsecured obligation notes with no asset required to pledge for this borrowing. Unamortized debt issuance costs are presented net against the Senior Notes reducing the $1,150,000 carrying amount on the Condensed Consolidated Balance Sheets by $9,140 and $10,854 as of September 30, 2022 and December 31, 2021, respectively.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
(2)    The 2028 Senior Notes are unsecured obligation notes with no asset required to pledge for this borrowing. Unamortized debt issuance costs and discounts are presented net against the Senior Notes reducing the $61,985 carrying amount on the Condensed Consolidated Balance Sheets by $376 and $313 as of September 30, 2022, respectively, and $430 and $358, as of December 31, 2021, respectively.

(3)    The 2029 Senior Notes are unsecured obligation notes with no asset required to pledge for this borrowing. Unamortized debt issuance costs are presented net against the Senior Notes reducing the $750,000 carrying amount on the Condensed Consolidated Balance Sheets by $6,436 and $7,188 as of September 30, 2022 and December 31, 2021, respectively.

(4)    The 2031 Senior Notes are unsecured obligation notes with no asset required to pledge for this borrowing. Unamortized debt issuance costs are presented net against the Senior Notes reducing the $1,250,000 carrying amount on the Condensed Consolidated Balance Sheets by $11,380 and $12,395 as of September 30, 2022 and December 31, 2021, respectively.

(5)    The 2033 Senior Notes are unsecured obligation notes with no asset required to pledge for this borrowing. Unamortized debt issuance costs are presented net against the Senior Notes reducing the $850,000 carrying amount on the Condensed Consolidated Balance Sheets by $7,741 and $8,269 as of September 30, 2022 and December 31, 2021, respectively.

Refer to Note 2, Fair Value Measurements for information pertaining to the fair value of the Company’s debt as of September 30, 2022 and December 31, 2021.

6. Transactions with Related Parties

The Company has entered into various transactions and agreements with RHI, its subsidiaries, certain other affiliates and related parties (collectively, “Related Parties”). These transactions include providing financing and services as well as obtaining financing and services from these Related Parties.

Financing Arrangements

On June 9, 2017, Rocket Mortgage and RHI entered into an unsecured line of credit, as further amended and restated on September 16, 2021 (“RHI Line of Credit”), pursuant to which Rocket Mortgage has a borrowing capacity of $2,000,000. The RHI Line of Credit matures on July 27, 2025. Borrowings under the line of credit bear interest at a rate per annum of one month LIBOR plus 1.25%, or the applicable successor benchmark should LIBOR be discontinued. The line of credit is uncommitted and RHI has sole discretion over advances. The RHI Line of Credit also contains negative covenants which restrict the ability of the Company to incur debt and create liens on certain assets. It also requires Rocket Mortgage to maintain a quarterly consolidated net income before taxes if adjusted tangible net worth meets certain requirements. There were no outstanding principal amounts due to RHI as of September 30, 2022 and December 31, 2021, pursuant to the RHI Line of Credit. Rocket Mortgage repaid no amounts and an aggregate of $750,000 for the three months ended September 30, 2022 and 2021, respectively, and $762 and $1,750,843 for the nine months ended September 30, 2022 and 2021, respectively. The amount of interest paid under the RHI Line of Credit was $762 and $843 for the nine months ended September 30, 2022 and 2021, respectively, with no outstanding interest due to RHI. As of September 30, 2022 and 2021 the amount of outstanding interest due to RHI was zero and $250, respectively.

RHI and ATI are parties to a surplus debenture, effective as of December 28, 2015, and as further amended and restated on December 31, 2019 (the “RHI/ATI Debenture”), pursuant to which ATI is indebted to RHI for an aggregate principal amount of $21,500. The RHI/ATI Debenture matures on December 31, 2030. Interest under the RHI/ATI Debenture accrues at an annual rate of 8%. Principal and interest under the RHI/ATI Debenture are due and payable quarterly, in each case subject to ATI achieving a certain amount of surplus and payments of all interest before principal payments begin. Any unpaid amounts of principal and interest shall be due and payable upon the maturity of the RHI/ATI Debenture. ATI repaid an aggregate of $250 and $750 for the three and nine months ended September 30, 2022 and 2021, respectively. The total amount of interest accrued under the RHI/ATI Debenture was $434 and $1,286 for the three and nine months ended September 30, 2022 and 2021, respectively.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
On July 31, 2020, Holdings and RHI entered into an agreement for an uncommitted, unsecured revolving line of credit ("RHI 2nd Line of Credit’’), which will provide for financing from RHI to the Company of up to $100,000. The RHI 2nd Line of Credit matures on July 31, 2025. Borrowings under the line of credit will bear interest at a rate per annum of one month LIBOR plus 1.25%, or the applicable successor benchmark should LIBOR be discontinued. The negative covenants of the line of credit restrict the ability of the Company to incur debt and create liens on certain assets. The line of credit also contains customary events of default. As of September 30, 2022 and December 31, 2021 there were no draws on the RHI 2nd Line of Credit and no amounts outstanding.

The amounts receivable from and payable to Related Parties consisted of the following as of:

	September 30, 2022		December 31, 2021
	Principal	Interest Rate	Principal	Interest Rate
Included in Notes receivable and due from affiliates on the Condensed Consolidated Balance Sheets
Affiliated receivables and other notes	$11,179	—%	$9,753	—%
Notes receivable and due from affiliates	$11,179		$9,753

Included in Notes payable and due to affiliates on the Condensed Consolidated Balance Sheets
RHI/ATI Debenture	$21,500	8.00%	$21,500	8.00%
Affiliated payables	8,965	—%	12,150	—%
Notes payable and due to affiliates	$30,465		$33,650

Services, Products and Other Transactions

We have entered into transactions and agreements to provide certain services to Related Parties. We recognized revenue of $3,206 and $3,494 for the three months ended September 30, 2022 and 2021, respectively, and $9,437 and $10,592 for the nine months ended September 30, 2022 and 2021, respectively, for the performance of these services, which was included in Other income. We have also entered into transactions and agreements to purchase certain services, products and other transactions from Related Parties. We incurred expenses of $19,259 and $48,861 for the three months ended September 30, 2022 and 2021, respectively, and $86,155 and $121,599 for the nine months ended September 30, 2022 and 2021, respectively, for these products, services and other transactions, which are included in General and administrative expenses.

As further described in Note 13, Share-based Compensation, the Company is allocated compensation costs associated with awards granted by RHI in years prior to the reorganization and IPO. During the nine months ended September 30, 2022, all RHI restricted stock units and options were cancelled and replaced with cash or a modified award denominated in Company shares. This resulted in RHI contributing approximately $42,000 in cash to the Company and its subsidiaries in exchange for the share-based compensation award modifications.

The Company has also entered into a Tax Receivable Agreement with RHI and our Chairman as described further in Note 7, Income Taxes. The Company has also guaranteed the debt of a related party as described further in Note 9, Commitments, Contingencies, and Guarantees.

Promotional Sponsorships

The Company incurred marketing and advertising costs related to the Rocket Mortgage Field House Naming Rights Contract and other promotional sponsorships, which are related parties. The company incurred expenses of $2,169 and $2,180 for the three months ended September 30, 2022 and 2021, respectively, and $6,773 and $6,850 for the nine months ended September 30, 2022 and 2021, respectively, related to these arrangements.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
Lease Transactions with Related Parties

The Company is a party to lease agreements for certain offices, including our headquarters in Detroit, with various affiliates of Bedrock Management Services LLC (“Bedrock”), a related party, and other related parties of the Company. The Company incurred expenses of $17,864 and $16,189 for the three months ended September 30, 2022 and 2021, respectively, and $55,419 and $51,001 for the nine months ended September 30, 2022 and 2021, respectively, related to these arrangements.

7. Income Taxes

The Company has income tax expense of $10,131 and $32,830 on Income before income taxes of $106,355 and $1,425,689 for the three months ended September 30, 2022 and 2021, respectively. The Company has income tax expense of $54,741 and $122,709 on Income before income taxes of $1,247,329 and $5,329,556 for the nine months ended September 30, 2022 and 2021, respectively.

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

The Inflation Reduction Act (“IRA”) was enacted on August 16, 2022. The IRA includes several provisions, one of which was the enactment of the corporate alternative minimum tax, which imposes a minimum tax on the adjusted financial statement income for an ‘applicable corporation’ as defined in the IRA. The corporate alternative minimum tax is effective for tax years beginning after December 31, 2022. There has been no material impact on the consolidated financial statements as of September 30, 2022 from the enactment of the corporate alternative minimum tax.

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

A payment of $40,721 was made to the LLC Members pursuant to the Tax Receivable Agreement during the nine months ended September 30, 2022. No such payments were made in the three months ended September 30, 2022.

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

For the three and nine months ended September 30, 2022, Holdings paid tax distributions totaling zero and $166,698, respectively, to holders of Holdings Units other than Rocket Companies. For the three and nine months ended September 30, 2021, Holdings paid tax distributions totaling $395,057 and $1,801,756, respectively, to holders of Holdings Units other than Rocket Companies.

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

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)

Net hedging gains were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Hedging gains (1)	$2,674,875	$652,337	$5,654,497	$2,020,328

(1)    Includes the change in fair value related to derivatives economically hedging MSRs identified for sale.

Refer to Note 2, Fair Value Measurements, for additional information on the fair value of derivative financial instruments.

Notional and Fair Value

The notional and fair values of derivative financial instruments not designated as hedging instruments were as follows:

	Notional Value	Derivative Asset	Derivative Liability
Balance at September 30, 2022:
IRLCs, net of loan funding probability (1)	$8,387,274	$7,743	$—
Forward commitments (2)	$15,798,620	$690,396	$84,699

Balance at December 31, 2021:
IRLCs, net of loan funding probability (1)	$21,194,326	$538,861	$—
Forward commitments (2)	$36,476,871	$17,337	$19,911

(1)    IRLCs are also discussed in Note 9, Commitments, Contingencies, and Guarantees.

(2)    Includes the fair value and net notional value related to derivatives economically hedging MSRs identified for sale.

Counterparty agreements for forward commitments contain master netting agreements. The table below presents the gross amounts of recognized assets and liabilities subject to master netting agreements. The Company may pledge cash or receive cash from counterparties related to these forward commitments. Pledged cash to counterparties is classified in Other assets in the Condensed Consolidated Balance Sheets. Pledged cash received from counterparties is recorded in Cash and cash equivalents, and the related liability is classified in Other liabilities in the Condensed Consolidated Balance Sheets.

	Gross Amount of Recognized Assets or Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Presented in the Condensed Consolidated Balance Sheets
Offsetting of Derivative Assets
Balance at September 30, 2022:
Forward commitments	$1,170,954	$(480,558)	$690,396
Balance at December 31, 2021:
Forward commitments	$50,225	$(32,888)	$17,337

Offsetting of Derivative Liabilities
Balance at September 30, 2022:
Forward commitments	$(123,175)	$38,476	$(84,699)
Balance at December 31, 2021:
Forward commitments	$(54,922)	$35,011	$(19,911)

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

Certain counterparties have master netting agreements. The master netting agreements contain a legal right to offset amounts due to and from the same counterparty. Derivative assets in the Condensed Consolidated Balance Sheets represent derivative contracts in a gain position, net of loss positions with the same counterparty and, therefore, also represent the Company’s maximum counterparty credit risk. The Company incurred no credit losses due to nonperformance of any of its counterparties during the three and nine months ended September 30, 2022 and 2021.

9. Commitments, Contingencies, and Guarantees

Interest Rate Lock Commitments

IRLCs are agreements to lend to a client as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company evaluates each client’s creditworthiness on a case-by-case basis.

The number of days from the date of the IRLC to expiration of fixed and variable rate lock commitments outstanding at September 30, 2022 and December 31, 2021 was approximately 47 days and 43 days on average, respectively.

The UPB of IRLCs was as follows:

	September 30, 2022		December 31, 2021
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
IRLCs	$11,266,246	$690,400	$25,937,777	$1,239,762

Commitments to Sell Mortgage Loans

In the ordinary course of business, the Company enters into contracts to sell existing mortgage loans held for sale into the secondary market at specified future dates. The amount of commitments to sell existing loans at September 30, 2022 and December 31, 2021 was $1,802,734 and $2,243,381, respectively.

Commitments to Sell Loans with Servicing Released

In the ordinary course of business, the Company enters into contracts to sell the MSRs of certain newly originated loans on a servicing released basis. In the event that a forward commitment is not filled and there has been an unfavorable market shift from the date of commitment to the date of settlement, the Company is contractually obligated to pay a pair-off fee on the undelivered balance. There were $185,649 and $333,594 of loans committed to be sold servicing released at September 30, 2022 and December 31, 2021, respectively.

Property Taxes, Insurance, and Principal and Interest Payable

As a service to its clients, the Company administers escrow deposits representing undisbursed amounts received for payment of property taxes, insurance and principal, and interest on mortgage loans held for sale. Cash held by the Company for property taxes and insurance was $5,315,110 and $3,682,366, and for principal and interest was $3,557,170 and $8,370,326 at September 30, 2022 and December 31, 2021, respectively. These amounts are not considered assets of the Company and, therefore, are excluded from the Condensed Consolidated Balance Sheets. The Company remains contingently liable for the disposition of these deposits.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)

Guarantees

As of September 30, 2022 and December 31, 2021, the Company guaranteed the debt of a related party consisting of three separate guarantees totaling $3,920 and $5,216, respectively. As of September 30, 2022 and December 31, 2021, the Company did not record a liability on the Condensed Consolidated Balance Sheets for these guarantees because it was not probable that the Company would be required to make payments under these guarantees.

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

As of September 30, 2022 and December 31, 2021, the Company had reserves related to potential damages in connection with any legal proceedings of $15,000. The ultimate outcome of these or other actions or proceedings, including any monetary awards against us, is uncertain and there can be no assurance as to the amount of any such potential awards. Rocket Companies will incur defense costs and other expenses in connection with the lawsuits. Plus, if a judgment for money that exceeds specified thresholds is rendered against us and we fail to timely pay, discharge, bond or obtain a stay of execution of such judgment, it is possible that we could be deemed in default of loan funding facilities and other agreements governing indebtedness. If the final resolution of any such litigation is unfavorable in one or more of these actions, it could have a material adverse effect on our business, liquidity, financial condition, cash flows and results of operations.

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

The most restrictive of the minimum net worth and capital requirements require the Company to maintain a minimum adjusted net worth balance of $1,500,000 and $1,794,783 as of September 30, 2022 and December 31, 2021, respectively. As of September 30, 2022 and December 31, 2021, the Company was in compliance with this requirement.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)

11. Segments

The Company’s Chief Executive Officer, who has been identified as its Chief Operating Decision Maker (“CODM”), has evaluated how the Company views and measures its performance. ASC 280, Segment Reporting establishes the standards for reporting information about segments in financial statements. In applying the criteria set forth in that guidance, the Company has determined that it has two reportable segments — Direct to Consumer and Partner Network. The key factors used to identify these reportable segments are the Company’s internal operations and the nature of its marketing channels, which drive client acquisition into the mortgage platform. This determination reflects how its CODM monitors performance, allocates capital and makes strategic and operational decisions. The Company’s segments are described as follows:

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

Key operating data for our business segments for the periods ended:

Three Months Ended September 30, 2022	Direct to Consumer	Partner Network	Segments Total	All Other	Total
Revenues
Gain on sale	$486,018	$75,110	$561,128	$4,883	$566,011
Interest income	61,133	33,871	95,004	749	95,753
Interest expense on funding facilities	(29,767)	(16,401)	(46,168)	(5)	(46,173)
Servicing fee income	363,279	—	363,279	932	364,211
Changes in fair value of MSRs	150,304	—	150,304	—	150,304
Other income	83,363	5,631	88,994	75,586	164,580
Total U.S. GAAP Revenue, net	1,114,330	98,211	1,212,541	82,145	1,294,686
Less: Increase in MSRs due to valuation assumptions (net of hedges)	(406,485)	—	(406,485)	—	(406,485)
Adjusted revenue	707,845	98,211	806,056	82,145	888,201
Directly attributable expenses	558,760	86,742	645,502	82,240	727,742
Contribution margin	$149,085	$11,469	$160,554	$(95)	$160,459

Nine Months Ended September 30, 2022	Direct to Consumer	Partner Network	Segments Total	All Other	Total
Revenues
Gain on sale	$2,348,573	$490,625	$2,839,198	$17,436	$2,856,634
Interest income	169,679	93,586	263,265	2,225	265,490
Interest expense on funding facilities	(84,198)	(46,369)	(130,567)	(9)	(130,576)
Servicing fee income	1,085,557	—	1,085,557	2,447	1,088,004
Changes in fair value of MSRs	592,162	—	592,162	—	592,162
Other income	343,300	29,310	372,610	313,377	685,987
Total U.S. GAAP Revenue, net	4,455,073	567,152	5,022,225	335,476	5,357,701
Less: Increase in MSRs due to valuation assumptions (net of hedges)	(1,412,670)	—	(1,412,670)	—	(1,412,670)
Adjusted revenue	3,042,403	567,152	3,609,555	335,476	3,945,031
Directly attributable expenses	2,037,401	302,477	2,339,878	305,479	2,645,357
Contribution margin	$1,005,002	$264,675	$1,269,677	$29,997	$1,299,674

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)

Three Months Ended September 30, 2021	Direct to Consumer	Partner Network	Segments Total	All Other	Total
Revenues
Gain on sale	$2,241,633	$402,649	$2,644,282	$9,931	$2,654,213
Interest income	77,112	51,815	128,927	1,036	129,963
Interest expense on funding facilities	(43,528)	(29,248)	(72,776)	(2)	(72,778)
Servicing fee income	333,653	—	333,653	695	334,348
Changes in fair value of MSRs	(341,361)	—	(341,361)	—	(341,361)
Other income	234,381	31,301	265,682	144,663	410,345
Total U.S. GAAP Revenue, net	2,501,890	456,517	2,958,407	156,323	3,114,730
Plus: Decrease in MSRs due to valuation assumptions (net of hedges)	47,514	—	47,514	—	47,514
Adjusted revenue	2,549,404	456,517	3,005,921	156,323	3,162,244
Directly attributable expenses	927,897	176,246	1,104,143	67,892	1,172,035
Contribution margin	$1,621,507	$280,271	$1,901,778	$88,431	$1,990,209

Nine Months Ended September 30, 2021	Direct to Consumer	Partner Network	Segments Total	All Other	Total
Revenues
Gain on sale	$7,155,872	$1,374,729	$8,530,601	$17,543	$8,548,144
Interest income	188,269	121,097	309,366	2,487	311,853
Interest expense on funding facilities	(124,942)	(80,010)	(204,952)	(48)	(205,000)
Servicing fee income	967,993	—	967,993	2,065	970,058
Changes in fair value of MSRs	(556,201)	—	(556,201)	—	(556,201)
Other income	769,152	82,306	851,458	401,387	1,252,845
Total U.S. GAAP Revenue, net	8,400,143	1,498,122	9,898,265	423,434	10,321,699
Less: Increase in MSRs due to valuation assumptions (net of hedges)	(329,608)	—	(329,608)	—	(329,608)
Adjusted revenue	8,070,535	1,498,122	9,568,657	423,434	9,992,091
Directly attributable expenses	2,808,340	532,087	3,340,427	196,805	3,537,232
Contribution margin	$5,262,195	$966,035	$6,228,230	$226,629	$6,454,859

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
The following table represents a reconciliation of segment contribution margin to consolidated U.S. GAAP income before taxes for the three and nine months ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Contribution margin, excluding change in MSRs due to valuation assumptions	$160,459	$1,990,209	$1,299,674	$6,454,859
Increase (decrease) in MSRs due to valuation assumptions (net of hedges)	406,485	(47,514)	1,412,670	329,608
Contribution margin, including change in MSRs due to valuation assumptions	566,944	1,942,695	2,712,344	6,784,467
Less expenses not allocated to segments:
Salaries, commissions and team member benefits	243,164	237,410	777,847	694,421
General and administrative expenses	141,048	224,597	495,958	595,283
Depreciation and amortization	24,211	19,577	70,033	55,470
Interest and amortization expense on non-funding debt	38,316	34,163	115,263	104,772
Other expenses	13,850	1,259	5,914	4,965
Income before income taxes	$106,355	$1,425,689	$1,247,329	$5,329,556

12. Non-controlling Interests

The non-controlling interest balance represents the economic interest in Holdings held by our Chairman and RHI. The following table summarizes the ownership of Holdings Units in Holdings as of September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
	Holdings Units	Ownership Percentage	Holdings Units	Ownership Percentage
Rocket Companies, Inc.'s ownership of Holdings Units	121,386,911	6.16%	126,437,703	6.40%
Holdings Units held by our Chairman	1,101,822	0.06%	1,101,822	0.06%
Holdings Units held by RHI	1,847,777,661	93.78%	1,847,777,661	93.54%
Balance at end of period	1,970,266,394	100.00%	1,975,317,186	100.00%

The non-controlling interest holders have the right to exchange Holdings Units, together with a corresponding number of shares of our Class D common stock or Class C common stock (together referred to as “Paired Interests”), for, at our option, (i) shares of our Class B common stock or Class A common stock or (ii) cash from a substantially concurrent public offering or private sale (based on the price of our Class A common stock). As such, future exchanges of Paired Interests by non-controlling interest holders will result in a change in ownership and reduce or increase the amount recorded as non-controlling interest and increase or decrease additional paid-in-capital when Holdings has positive or negative net assets, respectively. As of September 30, 2022, our Chairman has not exchanged any Paired Interests.

On March 31, 2021, the Company exchanged 20,200,000 shares of Class A common stock for the equivalent number of Class D Common stock and Holdings Units with RHI. This transaction resulted in an increase of Rocket Companies' controlling interest and a corresponding decrease of non-controlling interest of approximately 1%.

As of September 30, 2022, Rocket Companies has repurchased 30,393,667 shares of Class A common stock under the Share Repurchase Program authorized in November 2020.

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

There were no material grants during the three months ended September 30, 2022. The Company granted approximately 22,000,000 restricted stock units with an estimated future expense of $287,000 during the nine months ended September 30, 2022. These awards generally vest annually over a three-year period or quarterly over an accelerated four-year period, subject to the grantee’s employment or service with the Company through each applicable vesting date.

The Company has an employee stock purchase plan, also referred to as the Team Member Stock Purchase Plan ("TMSPP"), under which eligible team members may direct the Company to withhold up to 15% of their gross pay to purchase shares of common stock at a price equal to 85% of the closing market price on the exercise date. The TMSPP is a liability classified compensatory plan and the Company recognizes compensation expense over the offering period based on the fair value of the purchase discount. The number of shares purchased by team members through the TMSPP was 1,032,558 and 947,358, during the three months ended September 30, 2022 and 2021, respectively and 3,508,231 and 1,844,059 for the nine months ended September 30, 2022 and 2021, respectively.

Additionally, we are allocated costs associated with awards granted by Rock Holdings, Inc. (“RHI”) in the years prior to the reorganization and IPO and certain of our subsidiaries have individual compensation plans that include equity awards and stock appreciation rights. During the nine months ended September 30, 2022, all remaining RHI restricted stock units and options were cancelled and replaced with cash or a modified award denominated in RKT shares. The incremental compensation expense related to these modifications is not material. RHI reimbursed the Company for the settlement or exchange of these awards as described in Note 6, Transactions with Related Parties.

The components of share-based compensation expense included in Salaries, commissions and team member benefits on the Condensed Consolidated Statements of Income and Comprehensive Income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Rocket Companies, Inc. sponsored plans
Restricted stock units	$45,707	$26,615	$132,301	$81,179
Stock options	9,086	10,257	27,932	30,155
Team Member Stock Purchase Plan	1,079	2,354	4,811	7,638
Subtotal Rocket Companies, Inc. sponsored plans	$55,872	$39,226	$165,044	$118,972
RHI equity	1,714	1,372	15,746	4,117
Subsidiary plans	176	281	524	811
Total share-based compensation expense	$57,762	$40,879	$181,314	$123,900

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

Basic earnings per share of Class A common stock is computed by dividing Net income attributable to Rocket Companies by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted earnings per share of Class A common stock is computed by dividing Net income attributable to Rocket Companies by the weighted-average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive securities. There was no Class B common stock outstanding as of September 30, 2022 or 2021, respectively. See Note 12, Non-controlling Interests for a description of Paired Interests and their potential impact on Class A and Class B share ownership.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
The following table sets forth the calculation of the basic and diluted earnings per share for the period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$96,224	$1,392,859	$1,192,588	$5,206,847
Net income attributable to non-controlling interest	(89,314)	(1,317,522)	(1,128,551)	(4,946,688)
Net income attributable to Rocket Companies	6,910	75,337	64,037	260,159
Add: Reallocation of Net income attributable to vested, undelivered stock awards	3	39	38	141
Net income attributable to common shareholders	$6,913	$75,376	$64,075	$260,300

Numerator:
Net income attributable to Class A common shareholders - basic	$6,913	$75,376	$64,075	$260,300
Add: Reallocation of net income attributable to dilutive impact of pro-forma conversion of Class D shares to Class A shares (1)	75,277	991,852	866,499	—
Add: Reallocation of net income attributable to dilutive impact of share-based compensation awards (2)	101	2,294	1,396	10,254
Net income attributable to Class A common shareholders - diluted	$82,291	$1,069,522	$931,970	$270,554
Denominator:
Weighted average shares of Class A common stock outstanding - basic	119,020,520	137,664,471	120,156,494	129,902,253
Add: Dilutive impact of conversion of Class D shares to Class A shares	1,848,879,483	1,848,879,483	1,848,879,483	—
Add: Dilutive impact of share-based compensation awards (3)	2,765,764	4,284,397	3,227,291	5,490,417
Weighted average shares of Class A common stock outstanding - diluted	1,970,665,767	1,990,828,351	1,972,263,268	135,392,670

Earnings per share of Class A common stock outstanding - basic	$0.06	$0.55	$0.53	$2.00
Earnings per share of Class A common stock outstanding - diluted	$0.04	$0.54	$0.47	$2.00

(1)    Net income calculated using the estimated annual effective tax rate of Rocket Companies, Inc.

(2)     Reallocation of net income attributable to dilutive impact of share-based compensation awards for the three months ended September 30, 2022 and 2021 comprised of $89 and $2,223 related to restricted stock units and $12 and $71 related to TMSPP, respectively. Reallocation of net income attributable to dilutive impact of share-based compensation awards for the nine months ended September 30, 2022 and 2021 comprised of $1,283 and $10,027 related to restricted stock units and $113 and $227 related to TMSPP, respectively.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
(3)     Dilutive impact of share-based compensation awards for the three months ended September 30, 2022 and 2021 comprised of 2,427,043 and 4,151,765 related to restricted stock units and 338,720 and 132,632 related to TMSPP, respectively. Dilutive impact of share-based compensation awards for the nine months ended September 30, 2022 and 2021 comprised of 2,965,926 and 5,369,320 related to restricted stock units and 261,365 and 121,097 related to TMSPP, respectively.

For the three and nine months ended September 30, 2022, 22,287,580 stock options, each weighted for the portion of the period for which they were outstanding, were excluded from the computation of diluted earnings per share as the effect was determined to be anti-dilutive.

For the nine months ended September 30, 2021, 1,855,464,831 Holdings Units, each weighted for the portion of the period for which they were outstanding, together with a corresponding number of shares of our Class D common stock, were exchangeable, at our option, for shares of our Class A common stock. After evaluating the potential dilutive effect under the if-converted method, the outstanding Holdings Units for the assumed exchange of non-controlling interests were determined to be anti-dilutive and thus were excluded from the computation of diluted earnings per share.

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

Executive Summary

We are a Detroit-based FinTech holding company consisting of tech-driven real estate, mortgage and financial services businesses - including Rocket Mortgage, Rocket Home, Rocket Auto and Rocket Money (formerly known as Truebill). We are committed to providing an industry-leading client experience powered by our simple, fast and trusted digital solutions. In addition to Rocket Mortgage, one of the nation’s largest mortgage lenders, we have expanded into complementary industries, such as real estate services, personal lending, auto sales, solar, and personal finance where we seek to deliver innovative client solutions leveraging our Rocket platform and being the best at creating certainty in life's most complex moments so that our clients can live their dreams.

Recent Developments
Business Trends

The U.S. Federal Reserve has raised the Federal Funds rate multiple times in 2022 and is expected to continue to raise interest rates throughout the year to mitigate inflationary pressures. The resulting mortgage interest rate increases has driven a significant decline in the size of the mortgage origination market from 2021 to 2022. The increase in mortgage interest rates, coupled with uncertainty in the economy, have put pressure on new mortgage activity.

Share Repurchase Program

As of November 2, 2022, Rocket Companies has repurchased 32.1 million shares at a weighted average price of $12.75. Cumulatively, we have returned $408.8 million to shareholders under the $1 billion Share Repurchase Program authorized in November 2020.

Career Transition Program

Due to the rapidly changing mortgage market, during the second quarter of 2022 the board of directors approved a career transition program that the Company offered to certain eligible team members. The career transition program includes a compensation package, healthcare coverage, career transition services, and accelerated vesting of certain equity awards, if applicable. As a result, the Company incurred charges of $20.1 million and $81.1 million during the three and nine months ended September 30, 2022, respectively.

Three months ended September 30, 2022 summary

For the three months ended September 30, 2022, we originated $25.6 billion in residential mortgage loans, which was a $62.5 billion, or 71% decrease compared to the three months ended September 30, 2021. Our Net income for the period was $96.2 million compared to Net income of $1.4 billion. We generated Adjusted EBITDA loss of $159.7 million which was a decrease of $1.7 billion, or 110%, compared to $1.6 billion. For more information on Adjusted EBITDA, please see “Non-GAAP Financial Measures” below.
Nine months ended September 30, 2022 summary
For the nine months ended September 30, 2022, we originated $114.1 billion in residential mortgage loans, which was a $161.2 billion, or 59% decrease compared to the nine months ended September 30, 2021. Our Net income for the period was $1.2 billion compared to Net income of $5.2 billion. We generated $262.9 million of Adjusted EBITDA, which was a decrease of $5.0 billion, or 95%, compared to $5.3 billion. For more information on Adjusted EBITDA, please see “Non-GAAP Financial Measures” below.

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

We define “Adjusted Revenue” as total revenues net of the change in fair value of mortgage servicing rights (“MSRs”) due to valuation assumptions (net of hedges). We define “Adjusted Net Income (Loss)” as tax-effected earnings before share-based compensation expense, the change in fair value of MSRs due to valuation assumptions (net of hedges), a litigation accrual, career transition program, change in Tax receivable agreement liability, and the tax effects of those adjustments as applicable. We define “Adjusted Diluted Earnings (Loss) Per Share” as Adjusted Net Income (Loss) divided by the diluted weighted average number of Class A common stock outstanding for the applicable period, which assumes the pro forma exchange and conversion of all outstanding Class D common stock for Class A common stock. We define “Adjusted EBITDA” as earnings before interest and amortization expense on non-funding debt, income tax, depreciation and amortization, share-based compensation expense, change in fair value of MSRs due to valuation assumptions (net of hedges), a litigation accrual, career transition program, and change in Tax receivable agreement liability. We exclude from each of our non-GAAP financial measures the change in fair value of MSRs due to valuation assumptions (net of hedges) as this represents a non-cash non-realized adjustment to our total revenues, reflecting changes in assumptions including discount rates and prepayment speed assumptions, mostly due to changes in market interest rates, which is not indicative of our performance or results of operation. We also exclude effects of contractual prepayment protection associated with sales of MSRs. Adjusted EBITDA includes Interest expense on funding facilities, which are recorded as a component of Interest income, net, as these expenses are a direct cost driven by loan origination volume. By contrast, interest and amortization expense on non-funding debt is a function of our capital structure and is therefore excluded from Adjusted EBITDA.

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

Reconciliation of Adjusted Revenue to Total Revenue, net

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Total revenue, net	$1,294,686	$3,114,730	$5,357,701	$10,321,699
Change in fair value of MSRs due to valuation assumptions (net of hedges) (1)	(406,484)	47,514	(1,412,670)	(329,608)
Adjusted Revenue	$888,202	$3,162,244	$3,945,031	$9,992,091

(1)    Reflects changes in assumptions including discount rates and prepayment speed assumptions, mostly due to changes in market interest rates, and the effects of contractual prepayment protection associated with sales of MSRs.

Reconciliation of Adjusted Net Income (Loss) to Net Income Attributable to Rocket Companies

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Net income attributable to Rocket Companies	$6,910	$75,337	$64,037	$260,159
Net income impact from pro forma conversion of Class D common shares to Class A common shares (1)	89,873	1,318,062	1,130,341	4,948,428
Adjustment to the provision for income tax (2)	(16,074)	(321,873)	(258,860)	(1,203,184)
Tax-effected net income (2)	$80,709	$1,071,526	$935,518	$4,005,403
Share-based compensation expense (3)	57,762	40,879	186,139	123,987
Change in fair value of MSRs due to valuation assumptions (net of hedges) (4)	(406,484)	47,514	(1,412,670)	(329,608)
Litigation accrual (5)	—	—	—	15,000
Career transition program (6)	20,126	—	81,132	—
Change in Tax receivable agreement liability (7)	—	—	(24,354)	—
Tax impact of adjustments (8)	80,540	(21,983)	291,412	47,407
Other tax adjustments (9)	967	1,009	2,902	2,767
Adjusted Net (Loss) Income	$(166,380)	$1,138,945	$60,079	$3,864,956

(1)    Reflects net income to Class A common stock from pro forma exchange and conversion of corresponding shares of our Class D common shares held by non-controlling interest holders as of September 30, 2022 and 2021.

(2)    Rocket Companies is subject to U.S. Federal income taxes, in addition to state, local and Canadian taxes with respect to its allocable share of any net taxable income of Holdings. The Adjustment to the provision for income tax reflects the difference between (a) the income tax computed using the effective tax rates below applied to the Income before income taxes assuming Rocket Companies, Inc. owns 100% of the non-voting common interest units of Holdings and (b) the Provision for income taxes.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income attributable to Rocket Companies	$6,910	$75,337	$64,037	$260,159
Net income impact from pro forma conversion of Class D common shares to Class A common shares	89,873	1,318,062	1,130,341	4,948,428
Provision for income taxes	10,131	32,830	54,741	122,709
Adjusted income before income taxes	106,914	1,426,229	1,249,119	5,331,296

Effective Income Tax Rate for Adjusted Net Income (Loss)	24.51%	24.87%	25.11%	24.87%

Adjusted provision for income taxes	26,205	354,703	313,601	1,325,893
Provision for income taxes	10,131	32,830	54,741	122,709
Adjustment to the provision for income tax	$(16,074)	$(321,873)	$(258,860)	$(1,203,184)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Statutory U.S. Federal Income Tax Rate	21.00%	21.00%	21.00%	21.00%
Canadian taxes	0.01	0.01	0.01	0.01
State and Local Income Taxes (net of federal benefit)	3.50	3.86	4.10	3.86
Effective Income Tax Rate for Adjusted Net Income (Loss)	24.51%	24.87%	25.11%	24.87%

(3)    The nine months ended September 30, 2022 amounts exclude the impact of the career transition program.

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

(8)    Tax impact of adjustments gives effect to the income tax related to share-based compensation expense, change in fair value of MSRs due to valuation assumptions, litigation accrual, career transition program and the change in Tax receivable agreement liability at the effective tax rates for each quarter.

(9)    Represents tax benefits due to the amortization of intangible assets and other tax attributes resulting from the purchase of Holdings units, net of payment obligations under Tax Receivable Agreement.

Reconciliation of Adjusted Diluted Weighted Average Shares Outstanding to Diluted Weighted Average Shares Outstanding

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands, except shares and per share)	2022	2021	2022	2021
Diluted weighted average Class A Common shares outstanding	1,970,665,767	1,990,828,351	1,972,263,268	135,392,670
Assumed pro forma conversion of Class D shares (1)	—	—	—	1,855,464,831
Adjusted diluted weighted average shares outstanding	1,970,665,767	1,990,828,351	1,972,263,268	1,990,857,501

Adjusted Net (Loss) Income	$(166,380)	$1,138,945	$60,079	$3,864,956
Adjusted Diluted (Loss) Earnings Per Share	$(0.08)	$0.57	$0.03	$1.94

(1)    Reflects the proforma exchange and conversion of non-dilutive Class D common stock to Class A common stock. For the nine months ended September 30, 2021, Class D common shares were anti-dilutive and therefore included in the proforma conversion of Class D shares in the table above. For the three and nine months ended September 30, 2022 and the three months ended September 30, 2021, Class D common shares were dilutive and are included in the dilutive weighted average Class A common shares outstanding in the table above.

Reconciliation of Adjusted EBITDA to Net Income

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Net income	$96,224	$1,392,859	$1,192,588	$5,206,847
Interest and amortization expense on non-funding debt	38,317	34,163	115,263	104,772
Income tax provision	10,131	32,830	54,741	122,709
Depreciation and amortization	24,211	19,577	70,033	55,470
Share-based compensation expense (1)	57,762	40,879	186,139	123,987
Change in fair value of MSRs due to valuation assumptions (net of hedges) (2)	(406,484)	47,514	(1,412,670)	(329,608)
Litigation accrual (3)	—	—	—	15,000
Career transition program (4)	20,126	—	81,132	—
Change in Tax receivable agreement liability (5)	—	—	(24,354)	—
Adjusted EBITDA	$(159,713)	$1,567,822	$262,872	$5,299,177

(1)    The nine months ended September 30, 2022 amounts exclude the impact of the career transition program.

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

The following summarizes key performance indicators of the business:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Units and $ in thousands)	2022	2021	2022	2021
Loan Production Data
Closed loan origination volume	$25,578,262	$88,046,623	$114,098,993	$275,336,000
Direct to Consumer origination volume	$14,553,921	$48,077,894	$67,978,968	$154,733,543
Partner Network origination volume	$11,024,341	$39,968,729	$46,120,025	$120,602,457
Gain on sale margin (1)	2.69%	3.05%	2.91%	3.21%

	September 30,
	2022	2021
Servicing Portfolio Data
Total serviced UPB (includes subserviced)	$531,029,666	$521,300,240
MSRs UPB of loans serviced	$495,614,634	$454,666,840
UPB of loans subserviced and temporarily serviced	$35,415,032	$66,633,400
Total loans serviced (includes subserviced)	2,517.3	2,433.6
Number of MSRs loans serviced	2,427.1	2,239.0
Number of loans subserviced and temporarily serviced	90.2	194.6
MSR fair value multiple (2)	5.13	3.61
Total serviced delinquency rate, excluding loans in forbearance (60+)	0.76%	0.83%
Total serviced MSR delinquency rate (60+)	1.11%	2.15%
Net client retention rate (trailing twelve months)	93%	91%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Other Rocket Companies
Amrock closings (units)	54.4	261.5	305.3	870.6
Rocket Homes real estate transactions	8.1	9.1	26.7	24.0
Rockethomes.com average unique monthly visitors (3)	1,652.1	2,398.4	2,376.1	1,769.9
Rocket Loans closed (units)	7.8	4.9	20.3	12.1
Total Other Rocket Companies gross revenue	$139,544	$402,751	$613,234	$1,235,055
Total Other Rocket Companies net revenue (4)	$108,657	$385,110	$529,423	$1,181,941
(1)    Gain on sale margin is calculated by dividing Gain on sale of loans, net by the net rate lock volume for the period. Gain on sale of loans, net includes the net gain on sale of loans, fair value of originated MSRs, fair value adjustments on originated loans held for sale and IRLC’s, and revaluation of forward commitments economically hedging loans held for sale and IRLCs. This metric is a measure of gain on sale revenue and excludes revenues from Rocket Loans, changes in the loan repurchase reserve and fair value adjustments on repurchased loans held on our balance sheet, such as early buyouts.

(2)    MSRs fair market value multiple is a metric used to determine the relative value of the MSRs asset in relation to the annualized retained servicing fee, which is the cash that the holder of the MSRs asset would receive from the portfolio over such period. It is calculated as the quotient of (a) the MSRs fair market value as of a specified date divided by (b) the weighted average annualized retained servicing fee for our MSRs portfolio as of such date. The weighted average annualized retained servicing fee for our MSRs portfolio was 0.29% and 0.29% as of September 30, 2022 and 2021, respectively. The vast majority of our portfolio consists of originated MSRs and consequently, the impact of purchased MSRs does not have a material impact on our weighted average service fee.

(3)    Rockethomes.com average unique monthly visitors is calculated by a third party service that monitors website activity. This metric doesn't necessarily have a direct correlation to revenues and is used primarily to monitor consumer interest in the Rockethomes.com site.

(4)    Net revenue presented above is calculated as gross revenues less intercompany revenue eliminations. A portion of the Other Rocket Companies revenues is generated through intercompany transactions. These intercompany transactions take place with entities that are part of our platform. Consequently, we view gross revenue of individual Other Rocket Companies as a key performance indicator, and we consider net revenue of Other Rocket Companies on a combined basis.

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

Tax Receivable Agreement
Refer to Note 7, Income Taxes for more information on Tax Receivable Agreement.

Share-based compensation
Share-based compensation is comprised of both equity and liability awards and is measured and expensed accordingly under Accounting Standards Codification (“ASC”) 718 Compensation - Stock Compensation. As indicated above, share-based compensation expense is included as part of salaries, benefits and team member benefits.

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

Results of Operations for the Three and Nine Months Ended September 30, 2022 and 2021
Summary of Operations

Condensed Statement of Operations Data	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Revenue
Gain on sale of loans, net	$566,011	$2,654,213	$2,856,634	$8,548,144
Servicing fee income	364,211	334,348	1,088,004	970,058
Change in fair value of MSRs	150,304	(341,361)	592,162	(556,201)
Interest income, net	49,580	57,185	134,914	106,853
Other income	164,580	410,345	685,987	1,252,845
Total revenue, net	$1,294,686	$3,114,730	$5,357,701	$10,321,699
Expenses
Salaries, commissions and team member benefits	670,804	870,010	2,278,844	2,552,679
General and administrative expenses	204,290	313,405	709,853	867,639
Marketing and advertising expenses	210,701	316,471	770,281	943,999
Interest and amortization expense on non-funding-debt	38,317	34,163	115,263	104,772
Other expenses	64,219	154,992	236,131	523,054
Total expenses	$1,188,331	$1,689,041	$4,110,372	$4,992,143
Income before income taxes	106,355	1,425,689	1,247,329	5,329,556
Provision for income taxes	(10,131)	(32,830)	(54,741)	(122,709)
Net income	96,224	1,392,859	1,192,588	5,206,847
Net income attributable to non-controlling interest	(89,314)	(1,317,522)	(1,128,551)	(4,946,688)
Net income attributable to Rocket Companies	$6,910	$75,337	$64,037	$260,159
Gain on sale of loans, net

The components of gain on sale of loans for the periods presented were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Net gain (loss) on sale of loans (1)	$206,920	$1,947,251	$(366,944)	$6,238,821
Fair value of originated MSRs	426,278	907,242	1,682,366	2,937,517
(Provision for) benefit from investor reserves	(25,309)	(6,327)	(37,542)	7,642
Fair value adjustment on loans held for sale and IRLCs	(715,076)	(192,529)	(1,200,502)	(1,719,448)
Revaluation from forward commitments economically hedging loans held for sale and IRLCs	673,198	(1,424)	2,779,256	1,083,612
Gain on sale of loans, net	$566,011	$2,654,213	$2,856,634	$8,548,144

(1)    Net (loss) gain on sale of loans represents the premium received in excess of the UPB, plus net origination fees.

The table below provides details of the characteristics of our mortgage loan production for each of the periods presented:

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Loan origination volume by type	2022	2021	2022	2021
Conventional Conforming	$17,408,319	$69,296,358	$86,155,583	$214,257,003
FHA/VA	6,485,111	12,860,367	22,181,939	44,253,311
Non-Agency	1,684,832	5,889,898	5,761,471	16,825,686
Total mortgage loan origination volume	$25,578,262	$88,046,623	$114,098,993	$275,336,000
Portfolio metrics
Average loan amount	$287	$286	$285	$281
Weighted average loan-to-value ratio	74.96%	67.73%	71.81%	67.80%
Weighted average credit score	729	746	734	750
Weighted average loan rate	5.29%	2.79%	4.15%	2.78%
Percentage of loans sold
To GSEs and government	93.08%	91.22%	91.45%	93.72%
To other counterparties	6.92%	8.78%	8.55%	6.28%
Servicing-retained	98.43%	91.84%	99.33%	95.31%
Servicing-released	1.57%	8.16%	0.67%	4.69%
Net rate lock volume (1)	$23,745,568	$86,710,232	$102,744,515	$265,412,457
Gain on sale margin (2)	2.69%	3.05%	2.91%	3.21%

(1)    Net rate lock volume includes the UPB of loans subject to IRLCs, net of the pull-through factor as described in the “Description of Certain Components of Financial Data” section above.
(2)    Gain on sale margin is calculated by dividing Gain on sale of loans, net by the net rate lock volume for the period. Gain on sale of loans, net includes the net gain on sale of loans, fair value of originated MSRs, fair value adjustments on originated loans held for sale and IRLC’s, and revaluation of forward commitments economically hedging loans held for sale and IRLCs. This metric is a measure of gain on sale revenue and excludes revenues from Rocket Loans, changes in the loan repurchase reserve and fair value adjustments on repurchased loans held on our balance sheet, such as early buyouts. See the table above for each of the components of gain on sale of loans, net.
Overview of the Gain on sale of loans, net table

At the time an IRLC is issued, an estimate of the Gain on sale of loans, net is recognized in the Fair value adjustment on loans held for sale and IRLCs component in the table above. Subsequent changes in the fair value of IRLCs and mortgage loans held for sale are recognized in this same component as the loan progresses through closing, which is the moment that loans moves from an IRLC to a loan held for sale, and ultimately through the sale of the loan. We deploy a hedge strategy to mitigate the impact of interest rate changes from the point of the IRLC through the sale of the loan. The changes to the Fair value adjustment on loans held for sale and IRLCs in each period is dependent on several factors, including mortgage origination volume, how long a loan remains at a given stage in the origination process and the movement of interest rates during that period as compared to the immediately preceding period. Loans originated during an increasing rate environment generally decrease in value, and loans originated during a decreasing rate environment generally increase in value. When the mortgage loan is sold into the secondary market, any difference between the proceeds received and the current fair value of the loan is recognized and moves from the Fair value adjustment on loans held for sale and IRLCs component in the Net (loss) gain on sale of loans component in the table above. The Revaluation from forward commitments economically hedging loans held for sale and IRLCs component reflects the forward hedge commitments intended to offset the various fair value adjustments that impact the Fair value adjustment on loans held for sale and IRLCs and the Net (loss) gain on sale of loans components. As a result, these three components should be evaluated in combination when evaluating Gain on sale of loans, net, as the sum of these components are primarily driven by net rate lock volume. Furthermore, at the point of sale of the loan, the Fair value of originated MSRs and the (Provision for) benefit from investor reserves are recognized each in their respective components shown above.

Three months ended September 30, 2022 summary

Gain on sale of loans, net was $566.0 million, a decrease of $2.1 billion, or 79%, when compared to $2.7 billion for the same period in 2021, primarily driven by the changes in Net (loss) gain on sale of loans, Fair value adjustment on loans held for sale and IRLCs and IRLCs and Revaluation from forward commitments economically hedging loans held for sale. Increased interest rates during the period led to a 73% decrease in net rate lock volume, which drove a 91% combined decrease in in these three components.

The fair value of MSRs originated was $426.3 million, a decrease of $481.0 million, or 53%, as compared with $907.2 million in 2021. The decrease was primarily due to a reduction in sold loan volume of $58.9 billion, or 68%, to $28.3 billion in 2022 from $87.2 billion in 2021.

The (provision for) benefit from investor reserves is related to the provision to establish our estimated liabilities associated with the potential repurchase or indemnity of purchasers of loans previously sold due to representation and warranty claims by investors. The $19.0 million, or 300% decrease compared to 2021, was primarily due to a decrease in the forecasted probability of future loan repurchases in 2021, which resulted in a reduction to our provision.

Nine months ended September 30, 2022 summary

Gain on sale of loans, net was $2.9 billion, a decrease of $5.7 billion, or 67%, as compared with $8.5 billion for the same period in 2021, primarily driven by the changes in Net (loss) gain on sale of loans, Fair value adjustment on loans held for sale and IRLCs and IRLCs and Revaluation from forward commitments economically hedging loans held for sale. Increased interest rates during the period led to a 61% decrease in net rate lock volume, which drove a 78% combined decrease in in these three components.

The fair value of MSRs originated was $1.7 billion, a decrease of $1.3 billion, or 43%, when compared to $2.9 billion in 2021. The decrease was primarily due to a reduction in sold loan volume of $148.4 billion, or 55%, to $123.6 billion in 2022 from $272.0 billion in 2021.

The (provision for) benefit from investor reserves is related to the provision to establish our estimated liabilities associated with the potential repurchase or indemnity of purchasers of loans previously sold due to representation and warranty claims by investors. The $45.2 million, or 591% decrease compared to 2021, was primarily due to a decrease in the forecasted probability of future loan repurchases in 2021, which resulted in a reduction to our provision.

Loan servicing income (loss)
For the periods presented, Loan servicing income (loss) consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Retained servicing fee	$353,345	$326,077	$1,057,298	$945,180
Subservicing income	2,059	2,038	6,813	7,032
Ancillary income	8,807	6,233	23,893	17,846
Servicing fee income	364,211	334,348	1,088,004	970,058
Change in valuation model inputs or assumptions (1)	432,571	(51,431)	1,479,109	344,787
Change in fair value of MSRs hedge	(26,086)	3,917	(66,439)	(15,179)
Collection / realization of cash flows	(256,181)	(293,847)	(820,508)	(885,809)
Change in fair value of MSRs	150,304	(341,361)	592,162	(556,201)
Loan servicing income (loss)	$514,515	$(7,013)	$1,680,166	$413,857

(1)     Includes the effect of contractual prepayment protection resulting from sales of MSRs prepayment protection

	September 30,
($ in thousands)	2022	2021
MSRs UPB of loans serviced	$495,614,634	$454,666,840
Number of MSRs loans serviced	2,427,061	2,238,947
UPB of loans subserviced and temporarily serviced	$35,415,032	$66,633,400
Number of loans subserviced and temporarily serviced	90,262	194,637
Total serviced UPB	$531,029,666	$521,300,240
Total loans serviced	2,517,323	2,433,584
MSRs fair value	$7,260,066	$4,701,045
Total serviced delinquency rate, excluding loans in forbearance (60+)	0.76%	0.83%
Total serviced delinquency count (60+) as % of total	1.11%	2.15%
Weighted average credit score	736	738
Weighted average LTV	70.99%	70.80%
Weighted average loan rate	3.34%	3.19%
Weighted average service fee	0.29%	0.29%

Three months ended September 30, 2022 summary

Loan servicing income (loss) was $514.5 million, which compares to $(7.0) million for the same period in 2021. The changes in valuation model inputs or assumptions was a $432.6 million increase as compared to a $51.4 million decrease for the same period in 2021, driven by lower prepayment speed assumptions, due to the increase in mortgage interest rates. Servicing fee income also increased to $364.2 million as compared to $334.3 million in 2021, due to the growth in our servicing portfolio.

Nine months ended September 30, 2022 summary

Loan servicing income was $1.7 billion, which compares to $413.9 million for the same period in 2021. The changes in valuation model inputs or assumptions was $1.5 billion increase in 2022, as compared to a $344.8 million increase in 2021, predominately due to lower prepayment speed assumptions, which was due to the increase in mortgage interest rates. Servicing fee income also increased to $1.1 billion as compared to $970.1 million for the same period in 2021, primarily a result of the growth in our servicing unpaid principal balances.

Interest income, net

The components of Interest income, net for the periods presented were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Interest income	$95,753	$129,963	$265,490	$311,853
Interest expense on funding facilities	(46,173)	(72,778)	(130,576)	(205,000)
Interest income, net	$49,580	$57,185	$134,914	$106,853

Three months ended September 30, 2022 summary

Interest income, net was $49.6 million for the three months ended September 30, 2022, a decrease of $7.6 million, or 13%, as compared to $57.2 million for the three months ended September 30, 2021. The decrease in interest income, net in 2022 was primarily attributable to less sold loan volume.

Nine months ended September 30, 2022 summary

Interest income, net was $134.9 million for the nine months ended September 30, 2022, an increase of $28.1 million, or 26%, as compared to $106.9 million for the same period in 2021. The increase in interest income, net in 2022 was attributable to higher mortgage interest rates and savings on interest expense due to the relative increase in self-funding of loans.

Other income

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Amrock revenue	$85,733	$326,632	$435,154	$1,061,390
Rocket Money revenue	38,511	—	102,476	—
Rocket Loans revenue	2,798	37,598	37,431	55,282
Rocket Homes revenue	12,681	16,078	38,968	39,804
Other (1)	24,857	30,037	71,958	96,369
Total Other income	$164,580	$410,345	$685,987	$1,252,845

(1) Other consists of revenue from additional entities and other miscellaneous income.

Three months ended September 30, 2022 summary

Other income decreased $245.8 million, or 60%, to $164.6 million for the three months ended September 30, 2022 as compared to $410.3 million for the same period in 2021. The decrease was primarily a result of a reduction in revenues at Amrock of $240.9 million or 74%, driven by lower mortgage origination volume.

Nine months ended September 30, 2022 summary

Other income decreased $566.9 million, or 45%, to $686.0 million for the nine months ended September 30, 2022 as compared to $1.3 billion for same period in 2021. The decrease was primarily a result of a reduction in revenues at Amrock of $626.2 million or 59%, driven by lower mortgage origination volume.

Expenses

Expenses for the periods presented were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Salaries, commissions and team member benefits	$670,804	$870,010	$2,278,844	$2,552,679
General and administrative expenses	204,290	313,405	709,853	867,639
Marketing and advertising expenses	210,701	316,471	770,281	943,999
Interest and amortization expense on non-funding debt	38,317	34,163	115,263	104,772
Other expenses	64,219	154,992	236,131	523,054
Total expenses	$1,188,331	$1,689,041	$4,110,372	$4,992,143

Three months ended September 30, 2022 summary

Total expenses were $1.2 billion, a decrease of $500.7 million or 30%, as compared with $1.7 billion for the same period in 2021. The decrease was driven by our cost saving measures affecting salaries, commissions, and team member benefits, general and administrative expenses, marketing and advertising expenses and other expenses, including production and other vendor-related costs. Salaries, commissions, and team member benefits was $670.8 million in 2022, a decrease of $199.2 million or 23%, primarily due to a decrease in team members in production roles and lower variable compensation associated with lower production levels. General and administrative expenses was $204.3 million, a decrease of $109.1 million or 35%, as compared with $313.4 million for the same period in 2021 driven primarily by a decrease in loan processing costs. Other expenses was $64.2 million, a decrease of $90.8 million, or 59%, as compared with $155.0 million for the same period primarily due to decreases in title related expenses at Amrock.

Nine months ended September 30, 2022 summary

Total expenses were $4.1 billion, a decrease of $881.8 million or 18%, as compared with $5.0 billion for the same period in 2021. The decrease was driven by our cost saving measures affecting salaries, commissions, and team member benefits, general and administrative expenses, marketing and advertising expenses and other expenses, including production and other vendor-related costs. Salaries, commissions, and team member benefits was $2.3 billion in 2022, which was a decrease of $273.8 million or 11%, primarily due to a decrease in team members in production roles and lower variable compensation associated with a lower production levels. General and administrative expenses was $709.9 million, which was a decrease of $157.8 million or 18%, as compared with $867.6 million, primarily driven by a decrease in loan processing costs. Other expenses were $236.1 million, a decrease of $286.9 million, or 55%, as compared with $523.1 million, primarily due to decreases in title related expenses at Amrock.

Summary Results by Segment for the Three and Nine Months Ended September 30, 2022 and 2021

Our operations are organized by distinct marketing channels which promote client acquisition into our platform and include two reportable segments: Direct to Consumer and Partner Network. We measure the performance of the segments primarily on a contribution margin basis. Contribution margin is intended to measure the direct profitability of each segment and is calculated as Adjusted Revenue less directly attributable expenses. Adjusted Revenue is a non-GAAP financial measure described above. Directly attributable expenses include Salaries, commissions and team member benefits, Marketing and advertising expenses, General and administrative expenses and Other expenses, such as direct servicing costs and origination costs. For segments, we measure gain on sale margin of sold loans and refer to this metric as ‘Sold Loan Gain on Sale Margin’. A loan is considered sold when it is sold to investors in the secondary market. In previous disclosures, ‘sold loans’ were referred to as ‘funded loans’. Sold loan gain on sale margin represents revenues on loans that have been sold divided by the sold UPB amount. Sold loan gain on sale margin is used specifically in the context of measuring the gain on sale margins of our Direct to Consumer and Partner Network segments. Sold loan gain on sale margin is an important metric in evaluating the revenue generating performance of our segments as it allows us to measure this metric at a segment level with a high degree of precision. By contrast, ‘gain on sale margin’, which we use outside of the segment discussion, measures the gain on sale revenue generation of our combined mortgage business. See below for our overview and discussion of segment results for the three and nine months ended September 30, 2022 and 2021. For additional discussion, see Note 11, Segments of the notes to the unaudited condensed consolidated financial statements of this Form 10-Q.

Direct to Consumer Results

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Sold Loan Volume	$16,520,252	$49,556,034	$72,223,077	$163,496,557
Sold Loan Gain on Sale Margin	4.47%	4.47%	4.15%	4.88%
Revenue
Gain on sale	$486,018	$2,241,633	$2,348,573	$7,155,872
Interest income	61,133	77,112	169,679	188,269
Interest expense on funding facilities	(29,767)	(43,528)	(84,198)	(124,942)
Service fee income	363,279	333,653	1,085,557	967,993
Changes in fair value of MSRs	150,304	(341,361)	592,162	(556,201)
Other income	83,363	234,381	343,300	769,152
Total Revenue, net	$1,114,330	$2,501,890	$4,455,073	$8,400,143
(Increase) decrease in MSRs due to valuation assumptions (net of hedges)	(406,485)	47,514	(1,412,670)	(329,608)
Adjusted Revenue	$707,845	$2,549,404	$3,042,403	$8,070,535
Less: Directly Attributable Expenses (1)	558,760	927,897	2,037,401	2,808,340
Contribution Margin	$149,085	$1,621,507	$1,005,002	$5,262,195

(1)    Direct expenses attributable to operating segments exclude corporate overhead, depreciation and amortization, and interest and amortization expense on non-funding debt.

Three months ended September 30, 2022 summary

Direct to Consumer Adjusted Revenue was $707.8 million, a decrease of $1.8 billion, or 72% when compared to $2.5 billion for the same period in 2021. Gain on sale revenue decreased $1.8 billion, or 78%, due to a decline in Direct to Consumer sold loan volume. Sold loan volume was $16.5 billion, a decrease of $33.0 billion, or 67% as compared to 2021.

Direct to Consumer Directly Attributable Expenses decreased $369.1 million, or 40%, to $558.8 million, compared to $927.9 million in 2021. The decrease was primarily due to a decreased variable compensation and loan processing costs associated with lower volumes, fewer team members in production roles and reduced marketing spend.

Direct to Consumer Contribution Margin decreased $1.5 billion, or 91%, to $149.1 million, compared to $1.6 billion 2021. The decrease in Contribution Margin was driven primarily by the decrease in Direct to Consumer sold loan volume noted above.

Nine months ended September 30, 2022 summary

Direct to Consumer Adjusted Revenue was $3.0 billion, a decrease of $5.0 billion, or 62% when compared to $8.1 billion for the same period in 2021. Gain on sale revenue decreased $4.8 billion, or 67%, due to a decline in Direct to Consumer sold loan volume and gain on sale margins. Sold loan volume was $72.2 billion, a decrease of $91.3 billion, or 56% as compared to 2021. In addition, sold loan gain on sale margin was 4.15% as compared to 4.88% during the same period in 2021, driven primarily by more price competition related to excess industry capacity.

Direct to Consumer Directly Attributable Expenses decreased $770.9 million, or 27%, to $2.0 billion compared to $2.8 billion during the same period in 2021. The decline was primarily due to decreased variable compensation and loan processing costs associated with lower volumes, fewer team members in production roles and reduced marketing spend.

Direct to Consumer Contribution Margin decreased $4.3 billion, or 81%, to $1.0 billion, compared to $5.3 billion during the same period in 2021. The decrease in Contribution Margin was driven primarily by the decrease in Direct to Consumer sold loan volume and gain on sale margins noted above.

Partner Network Results

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Sold Loan Volume	$11,753,634	$37,665,745	$51,366,626	$108,514,309
Sold Loan Gain on Sale Margin	1.17%	0.78%	1.07%	1.32%
Revenue
Gain on sale	$75,110	$402,649	$490,625	$1,374,729
Interest income	33,871	51,815	93,586	121,097
Interest expense on funding facilities	(16,401)	(29,248)	(46,369)	(80,010)
Other income	5,631	31,301	29,310	82,306
Total Revenue, net	$98,211	$456,517	$567,152	$1,498,122
Decrease (increase) in MSRs due to valuation assumptions (net of hedges)	—	—	—	—
Adjusted Revenue	$98,211	$456,517	$567,152	$1,498,122
Less: Directly Attributable Expenses	86,742	176,246	302,477	532,087
Total Contribution Margin	$11,469	$280,271	$264,675	$966,035

Three months ended September 30, 2022 summary

Partner Network Adjusted Revenue was $98.2 million, a decrease of $358.3 million, or 78% when compared to $456.5 million for the same period in 2021. Gain on sale revenue decreased $327.5 million, or 81%, due to lower sold loan volumes. Sold loan volume was $11.8 billion, a decrease of $25.9 billion, or 69% as compared to the same period in 2021. In addition, sold loan gain on sale margin was 1.17% as compared to 0.78% for the same period in 2021. While sold loan gain on sale margin was up as compared to the same period in 2021 due to a more favorable mix, net rate lock margins were flat as compared to the same period in 2021.

Partner Network Directly Attributable Expenses decreased $89.5 million, or 51%, to $86.7 million compared to $176.2 million for the same period in 2021. The decrease was driven primarily due to decreased variable compensation and loan processing costs associated with lower volumes and fewer team members in production roles.

Partner Network Contribution Margin decreased $268.8 million, or 96%, to $11.5 million compared to $280.3 million for the same period in 2021. The decrease in Contribution Margin was driven primarily by the decrease in Partner Network sold loan volume.

Nine months ended September 30, 2022 summary

Partner Network Adjusted Revenue was $567.2 million, a decrease of $931.0 million, or 62% when compared to $1.5 billion for the same period in 2021. Gain on sale revenue decreased $884.1 million, or 64%, due primarily to lower sold loan volumes and lower sold loan gain on sale margin. Sold loan volume was $51.4 billion, a decrease of $57.1 billion, or 53%. In addition, sold loan gain on sale margin was 1.07%, as compared to 1.32%, for the same period in 2021, a decrease that was driven by more price competition related to excess industry capacity.

Partner Network Directly Attributable Expenses decreased $229.6 million, or 43%, to $302.5 million, compared to $532.1 million for the same period in 2021. The decrease was due to decreased variable compensation and loan processing costs associated with lower volumes and fewer team members in production roles.

Partner Network Contribution Margin decreased $701.4 million, or 73%, to $264.7 million compared to $966.0 million for the same period in 2021. The decrease in Contribution Margin was driven primarily by the decrease in Partner Network sold loan volume and sold loan gain on sale margin.

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

As discussed in Note 5, Borrowings, of the notes to the unaudited condensed consolidated financial statements included in this Form 10-Q, as of September 30, 2022, we had 17 different funding facilities in different amounts and with various maturities together with the Senior Notes. At September 30, 2022, the aggregate available amount under our facilities was $25.7 billion, with combined outstanding balances of $5.7 billion and unutilized capacity of $20.0 billion.

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

The amount owed and outstanding on our loan funding facilities fluctuates significantly based on our origination volume, the amount of time it takes us to sell the loans it originates, and the amount of loans being self-funded with cash. We may from time to time use surplus cash to “buy-down” the effective interest rate of certain loan funding facilities or to self-fund a portion of our loan originations. Buy-down funds are included in Cash and cash equivalents on the Condensed Consolidated Balance Sheets. We have the ability to withdraw these funds at any time, unless a margin call has been made or a default has occurred under the relevant facilities. We will also deploy cash to self-fund loan originations, a portion of which can be transferred to a warehouse line or the early buy out line, provided that such loans meet the eligibility criteria to be placed on such lines. The remaining portion will be funded in normal course over a short period of time, generally less than 45 days.

We remain in a strong liquidity position, with total liquidity of $8.8 billion as of September 30, 2022, which includes $0.8 billion of cash on hand, $3.2 billion of corporate cash used to self-fund loan originations, a portion of which could be transferred to funding facilities (warehouse lines) at our discretion, $3.1 billion of undrawn lines of credit from non-funding facilities, and $1.7 billion of undrawn MSR lines. As of September 30, 2022, our available cash position was $4.0 billion, which includes cash on hand and corporate cash used to self-fund loan originations, combined with the $7.3 billion of mortgage servicing rights, representing a total of $11.3 billion dollars of asset value on our balance sheet.

Our loan funding facilities, early buy out facilities, MSRs facility and unsecured lines of credit also generally require us to comply with certain operating and financial covenants and the availability of funds under these facilities is subject to, among other conditions, our continued compliance with these covenants. These financial covenants include, but are not limited to, maintaining (1) a certain minimum tangible net worth, (2) minimum liquidity, (3) a maximum ratio of total liabilities or total debt to tangible net worth and (4) pre-tax net income requirements. A breach of these covenants can result in an event of default under these facilities and as such allows the lenders to pursue certain remedies. In addition, each of these facilities, as well as our unsecured lines of credit, includes cross default or cross acceleration provisions that could result in all facilities terminating if an event of default or acceleration of maturity occurs under any facility. We were in compliance with all covenants as of September 30, 2022 and 2021.

September 30, 2022 compared to September 30, 2021

Cash Flows

Our Cash and cash equivalents and Restricted cash were $0.9 billion at September 30, 2022, a decrease of $1.5 billion, or 63%, compared to $2.4 billion at September 30, 2021. The decrease was primarily driven by distributions made to Class A shareholders of the Company and to unit holders (members) of Holdings partially offset by the net increase from earnings adjusted for non-cash items.

Equity

Equity was $8.9 billion as of September 30, 2022, a decrease of $0.3 billion, or 3%, as compared to $9.2 billion as of September 30, 2021. The decrease was primarily a result of distributions made to Class A shareholders of the Company and to unit holders (members) of Holdings and the repurchase of Class A Common Shares, offset by net income of $2.1 billion and share-based compensation of $201.3 million.

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

During the nine months ended September 30, 2022 the Company had a $2.0 billion 2022 Special Dividend and $166.7 million of tax distributions, for a total of approximately $2.2 billion of distributions. During the nine months ended September 30, 2021 the Company had a $2.2 billion 2021 Special Dividend and $1.8 billion in tax distributions, for a total of approximately $4.0 billion of distributions. Except for tax distributions, these distributions are at the discretion of our board of directors.

Contractual Obligations, Commercial Commitments, and Other Contingencies

There were no material changes outside the ordinary course of business to our outstanding contractual obligations as of September 30, 2022 from information and amounts previously disclosed as of December 31, 2021 in our Annual Report on Form 10-K under the caption “Contractual Obligations, Commercial Commitments, and Other Contingencies”. Refer to Notes 5, Borrowings, and 9, Commitments, Contingencies and Guarantees, of the notes to the condensed consolidated financial statements for further discussion of contractual obligations, commercial commitments, and other contingencies, including legal contingencies.
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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of September 30, 2022, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

The Tax Cuts and Jobs Act (the “TCJA”), enacted on December 22, 2017, significantly affected U.S. tax law, including by changing how the U.S. imposes tax on certain types of income of corporations and by reducing the U.S. federal corporate income tax rate to 21%. It also imposed new limitations on a number of tax benefits, including deductions for business interest, use of net operating loss carry forwards, taxation of foreign income, and the foreign tax credit, among others. The CARES Act, enacted on March 27, 2020, in response to the COVID-19 pandemic, further amended the U.S. federal tax code, including in respect of certain changes that were made by the TCJA, generally on a temporary basis. On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”), which, among other things, imposed a 15% minimum tax on book income of certain large corporations, a 1% excise tax on net stock repurchases and several tax incentives to promote clean energy. Further proposed tax changes that may be enacted in the future could impact our current or future tax structure and effective tax rates. The Biden administration has previously proposed other legislation that would further broaden the tax base and limit tax deductions in certain situations. It is unclear at this time if any of these proposals will be enacted in the future. If enacted, these provisions could have a material, adverse impact on our tax rate, cash flow and financial results. There can be no assurance that future tax law changes will not increase the rate of the corporate income tax significantly, impose new limitations on deductions, credits or other tax benefits, or make other changes that may adversely affect our business, cash flows or financial performance. In the absence of additional clarification and guidance from the IRS on certain tax matters, the Company will take positions with respect to a number of unsettled issues. There is no assurance that the IRS or a court will agree with the positions taken by us, in which case tax penalties and interest may be imposed that could adversely affect our business, cash flows or financial performance. In the future, additional guidance may be issued by the IRS, the Department of the Treasury, or other governing body that may significantly differ from our interpretation of the law, which may result in a material adverse effect on our business or financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Authorization

On November 1, 2022, the Company's board of directors approved a share repurchase program effective November 11, 2022. The share repurchase program renews and extends the previously approved share repurchase program and authorizes the Company to repurchase shares of the Company’s common stock in an aggregate value, not to exceed $1 billion dollars, from time to time, in the open market or through privately negotiated transactions, in accordance with applicable securities laws. The share repurchase program will remain in effect for a two-year period terminating in November 2024. The share repurchase program does not obligate the Company to make any repurchases at any specific time. The timing and extent to which the Company repurchases its shares will depend upon, among other things, market conditions, share price, liquidity targets, regulatory requirements and other factors.

The following table shows the share repurchase activity during the three months ended September 30, 2022:

Period	Number of Shares Repurchased	Average Repurchase Price Per Share	Total Repurchase Amount
7/1/2022 to 7/31/2022	1,893,407	$8.81	$16,676,161
8/1/2022 to 8/31/2022	—	—	—
9/1/2022 to 9/30/2022	570,000	6.81	3,881,777
Total for the three months ended September 30, 2022	2,463,407	$8.35	$20,557,938

As of September 30, 2022 approximately $602.4 million remains available under the Share Repurchase Program.

As of November 2, 2022, Rocket Companies has repurchased 32.1 million shares at a weighted average price of $12.75. Cumulatively, we have returned $408.8 million to shareholders under the $1.0 billion Share Repurchase Program authorized in November 2020.

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
#10.1
Loan and Security Agreement (MSR Facility), dated as of July 27, 2022, by and between Citibank, N.A., as lender, and Rocket Mortgage, LLC, as borrower (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed on August 9, 2022)

#10.2*	Fourth Amendment to Amended and Restated Lease, dated as of July 31, 2022, by and between 1000 Webward LLC, as landlord, and Rocket Mortgage, LLC, as tenant
#10.3*	Fourth Amendment to Amended and Restated Lease, dated as of August 10, 2022, by and between 611 Webward Avenue Master Tenant LLC, as landlord, and Rocket Mortgage, LLC, as tenant
#10.4*	Revolving Credit Agreement, dated as of August 10, 2022, by and among Rocket Mortgage, LLC, as Borrower, the Lenders Party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent
#10.5*
First Amended and Restated Master Repurchase Agreement, dated August 11, 2022, by and among JPMorgan Chase Bank, N.A., as a buyer and as administrative agent for the buyers from time to time party hereto, and Rocket Mortgage, LLC, as seller

#10.6*	Amendment Number One to Loan and Security Agreement (MSR Facility) dated September 9, 2022 by and between Rocket Mortgage, LLC, as borrower, and Citibank, N.A., as lender
#10.7*
Omnibus Amendment and Removal dated as of September 14, 2022 among Rocket Mortgage, LLC, Credit Suisse First Boston Mortgage Capital LLC, Credit Suisse AG, a company incorporated in Switzerland, acting through its Cayman Islands Branch, as a buyer, Alpine Securitization Ltd., an exempted company organized under the laws of the Cayman Islands, as a buyer, and One Reverse Mortgage, LLC, in its capacity as a seller

#10.8*
Amendment Number 5 to Master Repurchase Agreement dated as of September 29, 2022 by and between Bank of Montreal, a Canadian Chartered bank acting through its Chicago Branch, as buyer, and Rocket Mortgage, LLC, as seller

#10.9*
Amendment No. 3 to Master Repurchase Agreement dated as of October 14, 2022 by and among Rocket Mortgage, LLC, as seller, Nomura Corporate Funding Americas, LLC, in its capacity as a buyer, Oakdale Secured Funding Trust Quartz, acting with respect to Series 2020-1, in its capacity as a buyer, and the other buyers from time to time a party hereto, and Nomura Corporate Funding Americas, LLC, as agent

#10.10*
Second Amended and Restated Master Repurchase Agreement dated as of November 4, 2022 among UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as buyer, Rocket Mortgage, LLC as a seller and One Reverse Mortgage, LLC, as a seller

#10.11*
Amendment No. 2 to Amended and Restated Master Repurchase Agreement dated as of November 7, 2022 by and between Bank of America, N.A., as buyer, RCKT Mortgage SPE-A, LLC, as seller, and Rocket Mortgage, LLC, as guarantor

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

Rocket Companies, Inc.

November 9, 2022	By:	/s/ Julie Booth
Date		Name: Julie Booth
Chief Financial Officer and Treasurer
(Principal Financial Officer)