Form 10-K
period 2022-12-31
Rocket Companies, Inc.
filed 2023-03-01
CIK 1805284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2022 the aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates of the registrant was $853,471,937. Computed by the closing price of common equity as of the last business day of the registrant's most recently completed second quarter.

As of February 22, 2023, 124,859,705 shares of the registrant's Class A common stock, $0.00001 par value, and 1,848,879,483 shares of the registrant's Class D common stock, $0.00001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for use in connection with its 2023 Annual Meeting of Stockholders, which is to be filed no later than 120 days after December 31, 2022, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Rocket Companies, Inc.
Form 10-K
For the period ended December 31, 2022

Part I

Item 1. Business

Overview

We are a Detroit‑based fintech company consisting of tech-driven mortgage, real estate and financial service businesses. We leverage our technology, data and best in class client service to provide clients with certainty in life’s most complex transactions so that they can achieve and live their dreams. We are committed to providing an industry-leading client experience powered by our platform. We believe our widely recognized “Rocket” brand is synonymous with providing simple, fast, and trusted digital solutions for complex transactions.

Dan Gilbert, our founder and Chairman, purposefully created a strong cultural foundation of core principles, or “ISMs”, as an operating system to guide decision‑making by all our team members. At the heart of the ISMs is a simple, yet powerful, concept: “Love our team members. Love our clients.”

Since our inception in 1985, we have consistently demonstrated our ability to launch new consumer experiences, scale and automate operations, and extend our proprietary technologies to partners. Our flagship business, Rocket Mortgage, is an industry leader, having provided nearly $1.6 trillion in home loans since inception. We have expanded into complementary industries, such as real estate services, personal lending, and personal finance. With each of these businesses in large and fragmented markets, we seek to reinvent and streamline the client experience leveraging the Rocket platform.

In June 2022, we published our first ESG (environmental, social, governance) report which outlines our ESG impact on all our stakeholders. We take pride in investing in our communities and team members through our For-More-Than-Profit approach.

Rocket Portfolio of Companies

Rocket Companies is a series of connected businesses centered on delivering innovative solutions to our clients through our technology experience and scale. As of December 2022, we have 25.4 million Rocket Accounts that can access our services through our single sign-on solution.

•Rocket Mortgage. One of the nation’s largest mortgage lenders, providing what we believe is the simplest and most convenient way to get a mortgage. Our digital process utilizes automated data retrieval and advanced underwriting technology to deliver fast, tailored solutions to our clients. Our clients leverage the Rocket Mortgage app and website to apply for mortgages, interact with our team members, upload documents, e-sign documents, receive statements, and complete monthly payments.

Rocket Mortgage is both a mortgage originator and a mortgage servicer. Since 2010, Rocket Mortgage has won 20 J.D. Power Awards in total across mortgage origination and mortgage servicing. Our net promoter score was 73 for full year 2022, placing us among companies recognized for best-in-class service.

Our mortgage origination business includes our Direct-To-Consumer (DTC) segment and our Partner Network segment. In the DTC channel, our clients have the ability to interact with Rocket Mortgage online and/or with our mortgage bankers. Our DTC channel markets to potential clients through various brand campaigns and performance marketing channels. Within the Partner Network segment we operate across two channels, Wholesale and Premier Enterprise Partner. In our Wholesale channel, we have partnerships with mortgage brokers through Rocket Pro TPO (third party origination) and offer Rocket Mortgage marketing and technology resources to help our broker partners thrive. In our Premier Enterprise Partner channel, we partner with financial institutions and well-known consumer-focused companies to offer their clients mortgage solutions with our trusted, well-recognized brand.

On December 31 2022, the net client retention rate of our servicing portfolio was 95% on an annual basis. There is a strong correlation between this metric and client lifetime value, and we believe these levels are far superior to others in the mortgage industry and rival subscription-based models across industries such as cable and wireless service companies. Servicing the loans that we originate provides us with an opportunity to build long‑term relationships and continually deliver a seamless experience to our clients. We employ our same client‑centric philosophy and technology cultivated through our origination business towards the servicing of loans to deliver a digital client experience in servicing, specifically designed around the needs and expectations of our clients. Through Rocket Mortgage, clients can view their loan information and activity, obtain insight into their home value and equity, and obtain personalized videos that simplify complex topics such as escrow changes utilizing the clients’ actual loan information and figures. This differentiated servicing experience focuses on client service with positive, regular touchpoints and a better understanding of our clients’ future needs.

•Amrock. Our leading provider of title insurance services, property valuation and settlement services, leveraging proprietary technology that integrates seamlessly into the Rocket platform and processes. This provides a digital, seamless experience for our clients with speed and efficiency from their first interaction with Rocket Mortgage through closing.

•Rocket Money (formerly known as Truebill). Our personal finance app that helps clients manage their financial lives. Rocket Money offers clients a suite of financial wellness services including subscription cancellation, budget management and credit score improvement that save them time and money.

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

•Rocket Loans. Our personal loan business that offers a simple, fast and intuitive user experience by leveraging a single, automated technology platform, with particular focus on high quality, prime borrowers. Rocket Loans offers personal loans. In addition to personal loans, as of August 2022 Rocket Loans also began providing financing for solar panel purchases.

•Lendesk. Our Canadian software company specializing in a point-of-sale system for mortgage professionals and a loan origination system for private lenders.

•Rocket Mortgage Canada. Our Windsor, Canada based digital mortgage broker that serves the needs of consumers across Canada by leveraging technology to simplify the mortgage experience.

•Rocket Central. Our shared professional services organization that provides technology, data, marketing, communication and other services to companies in the Rocket portfolio.

•Core Digital Media. Our online marketing platform, a customer acquisition leader in the mortgage and personal financial product sectors. Core Digital Media enables growth for our broader platform by offering marketing insights and lead generation technology.

Rocket Platform

The Rocket Platform’s promise to clients is to create certainty in life’s most complex moments so that we can help our clients reach their dreams. The Rocket Platform brings all our core Rocket products together in one spot, with our client at the center. The Rocket Platform enables us to nurture clients through ongoing, personalized experiences until they are ready for their next transaction – whether it be searching for and buying a new home, refinancing a home, building credit, getting a personal loan, understanding their personal finances, etc. We are committed to expanding our reach, growing market share, and delivering an integrated Rocket experience so every client interacts with the right product(s) at the right time – all while ensuring our culture and business stay strong. We continue to launch personalized, engaging products to meet the client where they are at, ultimately resulting in lift in conversion from lead to close, lower client acquisition cost, higher client lifetime value, and revenue growth.

Data and Technology

We aim to identify the client's pain points and improve the client experience through scalable technology driven solutions.

At the core of our platform is an advanced engine that enables the data-intensive modeling, modification and management of complex business processes and rules. We have turned processes that follow strict regulatory compliance into a series of client‑friendly questions and requests. We closely monitor the performance of new initiatives with operational data and metrics, including days to close, team member efficiency and client satisfaction. We have strategically invested in technology for nearly four decades and developed our technology in modules to facilitate agile enhancements. This enables us to effectively scale during market expansion, efficiently onboard partners, and grow into new client segments and channels, with less time and investment than our competitors. This process partitioning has allowed us to identify many areas that could be automated. These automated processes produce true objectivity and greatly reduce human error. Our system has been designed to integrate across business functions, continuously monitoring in‑progress transactions and leveraging our proprietary, data‑driven, decision engine to recommend the most efficient task for each team member.

Marketing

We believe our national Rocket brand is a competitive advantage that is difficult to replicate. In our industry, we believe we are the only company of scale with significant digital‑first brand recognition. Our in‑house marketing agency has a long history of creating bold and visible events and campaigns and reaching potential clients through highly targeted marketing strategies. For example, our 2022 Super Bowl commercial, starring Anna Kendrick and Barbie, was ranked #1 by USA Today's Ad Meter, marking the second year in a row that we earned the #1 ranking. Our scale and data analytics provide distinct advantages in the efficiency of our marketing initiatives. We utilize data gathered from inquiries, applications and ongoing client relationships to optimize digital performance marketing, deliver a unified experience across the Rocket platform and maximize the lifetime value of our clients.

Competition

We compete against a variety of companies offering financial solutions, including large financial institutions, independent mortgage banks, and fintech companies. Competition across our businesses supporting complex personal transactions such as mortgages is intense and can take many forms, including:

•Marketing, client acquisition and distribution channels
•Speed and certainty of obtaining loans
•Client service levels
•Client retention levels
•Reputation and brand recognition
•Variety of loan programs and services being made available
•Interest rates and fees charged for loans, loan terms and amounts
•Access to capital and liquidity

Business Model

We operate a scalable, capital light business model underpinned by constant innovation and our competitive strengths, which include our digital-first brand, technology, data insights, client-first culture and partnerships.

We originate mortgage loans that are sold either to government backed entities or to investors in the secondary mortgage market. Since our counterparties are primarily the government-sponsored enterprise ("GSEs") as well as other diversified sets of investors, we do not need to hold significant capital to grow our origination business.

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

•The gain or loss on forward commitments hedging loans held for sale and IRLCs; and

•The fair value of originated mortgage servicing rights ("MSRs").

Mortgage Servicing Fees

We also generate significant income from servicing our clients’ loans. For every mortgage that we service, we receive contractual recurring cash flows for the life of the loan, primarily those which are part of a securitization by the GSEs or Ginnie Mae. Additionally, we earn ancillary revenue such as late fees and modification incentives on the loans we service. Subservicing revenue is primarily based on contractual per loan fees.

Because cash flows depend on the balances of outstanding mortgages, the value of our servicing fee income fluctuates based on the size of our servicing portfolio and other model inputs. Additionally, if a client repays a mortgage, our servicing portfolio decreases, which reduces our servicing fee income.

The value of MSRs typically increase in value as interest rates rise and the likelihood of refinancing decreases. Conversely, when interest rates decline, MSR values decline as the likelihood of refinancing increases, due to the higher probability of loan prepayment. Our sizeable origination platform helps us grow our servicing portfolio by retaining the MSRs on new loan volume and thereby replenishing our MSRs during periods of high prepayments.

Title, Services and Other Fee Income

Other income includes revenues from services provided to clients or partners across our platform. Amrock generates title revenue as a leading provider of title insurance services, property valuations and settlement services. This business complements our mortgage origination platform with digital appraisal and closing services integrated throughout our Rocket Mortgage technology and processes. Through Rocket Money, we earn monthly subscription revenue from premium members, as well as other service-based fees from users. Through Rocket Homes, we earn fees from real estate agent referrals, while at the same time matching Rocket Mortgage clients with highly rated agents and improving the certainty of closing. Rocket Loans allows clients to apply for a loan online and receive same day funding through a proprietary technology stack. Rocket Loans generates fees in a similar fashion to our mortgage business, receiving an origination fee, an investor fee from the end buyer, and an ongoing servicing fee for the work the company performs. Core Digital Media receives fees from the generation and sale of client leads in the mortgage and other industries in additional to promoting growth for our broader ecosystem by offering unique insight into the lead generation market.

Government Regulations

We operate in heavily regulated industries that are highly focused on consumer protection. This extensive regulatory framework we are subject to includes U.S. federal, state and local laws and Canadian regulations and rules. Governmental authorities and various U.S. federal, state and Canadian agencies have broad oversight, supervision, and enforcement authority over our business. Because we are not a depository institution, we must comply with state licensing requirements to conduct our business. Similar licensing laws apply to us in Canada. We incur significant ongoing costs to comply with licensing and other legal requirements under the Secure and Fair Enforcement for Mortgage Licensing Act of 2008 (“the SAFE Act”) and the Dodd‑Frank Act, among others. To conduct our residential mortgage origination operations in the United States, we are licensed in all 50 states and the District of Columbia. As required by state law, we have additional licenses to enable us to act as a mortgage loan servicer in all 50 states and the District of Columbia and other applicable state licenses to enable us to act as a mortgage broker, real estate brokerage, conduct lead generation activities, and operate our personal loan platform that facilitates loans. The licensing process includes the submission of an application to the relevant state agency, a character and fitness review of key individuals and an administrative review of our business operations. We are also supervised by regulatory agencies under U.S. state and Canadian law. In addition, the GSEs and the Federal Housing Finance Agency ("FHFA"), Ginnie Mae, Federal Trade Commission ("FTC"), U.S. Department of Housing and Urban Development

("HUD"), Federal Housing Administration ("FHA"), various investors, non‑agency securitization trustees and others subject us to periodic reviews and audits. This broad and extensive supervisory and enforcement oversight will continue to occur in the future. As a highly regulated business, the regulatory and legal requirements we face can change and may even become more restrictive. In turn, this could make our compliance responsibilities more complex. We are also subject to judicial and administrative decisions that impose requirements and restrictions on our business. Numerous U.S. federal regulatory consumer protection laws impact our business.

We are also subject to a variety of regulatory and contractual obligations imposed by credit owners, insurers and guarantors of the loans we originate or facilitate and/or service. This includes, but is not limited to, Fannie Mae, Freddie Mac, Ginnie Mae, FHFA, the Department of Veterans Affairs ("VA"), and the FHA/HUD. The Consumer Financial Protection Bureau ("CFPB"), established under the Dodd-Frank Act, directly and significantly influences the regulation of residential mortgage loan originations and servicing. The CFPB has rulemaking authority with respect to many of the federal consumer protection laws applicable to mortgage lenders and servicers, including Truth in Lending Act ("TILA"), Real Estate Settlement Procedures Act ("RESPA"), Equal Credit Opportunity Act ("ECOA"), Fair Credit Reporting Act ("FCRA"), and the Fair Debt Collection Practices Act. The CFPB has been active and continues to amend rules and regulations within its purview. We continue to work diligently to assess and understand the implications of the regulatory environment in which we operate and the regulatory changes that we are facing. We devote substantial resources to regulatory compliance, including operational and system costs, while at the same time striving to meet the needs and expectations of our clients.

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

We have registered or are in the process of registering several trademarks related to our name, “Rocket”, the names of our affiliated companies, and our “Rocket O” logo. We believe our name and logo are important brand identifiers for our shareholders and clients.

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

Human Capital

Rocket Companies invests for the long term and places tremendous value in supporting our team members, clients and hometowns. Our ISMs are our DNA, compass and foundation. Our team members put the ISMs into action every day. The result is an empowered and passionate team aligned in a common mission.

As of December 31, 2022, we had approximately 18,500 team members all of whom are based in the United States and Canada.

As part of our talent strategy, we provide tools and resources to our team members that enable them to reach their full potential, build their own career paths, enhance their well-being and support their financial goals. Our team members have access to training and mentorship opportunities, specialized leadership programs and a variety of educational programs. These programs include ROCK Academy, our tuition assistance program, as well as our internal mobility program, THRIVE.

In 2022, the Company introduced LinkedIn Learning, an award-wining industry leader in online training with over 8,000 available courses covering a wide range of technical, business, software and creative topics. The Rock Academy provides team members the opportunity to access over 500 online academic programs and certificates from accredited colleges and universities that fit the schedule of working adults with 100% tuition assistance for select programs and up to $5,250 for others. The program provides equitable access to post-secondary education for all eligible team members. Women comprise

65% of enrolled team members in the program and 44% of the team members enrolled are racially/ethnically diverse. As a result, 87% of team members indicated they have access to the learning and development needed to do their job well.

The Company strongly encourages collaboration, connection, and inclusion through participation in our Team Member Resource Networks. Our TMRNs are a community of team members cultivating a culture of belonging, engagement, and business impact in support of Rocket’s mission, strategic objectives, and goals. Total membership in 2022 exceeded 10,000 team members across our 13 networks. To understand and improve team member retention and engagement, the Company surveys team members with the assistance of third-party consultants. In 2022, approximately 84% of our team members completed these engagement surveys. Based on these results, we are building a culture of inclusion where 86% of our team members feel they can be their authentic self at work.

We also actively provide and promote opportunities for our team members to share their voice and engage with our community. Based on engagement survey results, approximately 90% of our team members support the various ways the Company contributes to the community. In 2022, 73% of our team members participated in community volunteering or giving events. We are committed to fostering a diverse and inclusive workplace and we proactively recruit for and hire diverse talent across a wide range of candidates to achieve the highest performing teams. Our Diversity, Equity and Inclusion team is committed to fostering an inclusive environment built on open doors, open minds and an open culture rooted in trust. As a reflection of our commitment to prioritize our team members, Rocket Companies ranked #7 on Fortune Magazine’s list of 100 Best Companies to Work For in 2022 and has ranked in the top-30 companies on the list for 19 consecutive years. Rocket Companies also ranked #1 on Fortune’s list of the Best Workplaces in Financial Services & Insurance in both 2021 and 2022.

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

From time to time, we may use our website as a channel of distribution of material information. Financial and other material information regarding the Company is routinely posted on and accessible at www.rocketcompanies.com. Our inaugural ESG (environmental, social and governance) report, can be accessed on ir.rocketcompanies.com.

Item 1A. Risk Factors

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

•Loss of our key leadership could result in a material adverse effect on our business.

•We utilize vendors and service providers, including affiliates and other third parties, to deliver products and services to our clients. Their failure to perform to contractual agreements and our failure to effectively maintain a vendor oversight program could adversely affect our business.

•Our subsidiary, Rocket Loans, is a growing company that faces increased risks, uncertainties, expenses and difficulties due to its relatively limited operating history, its reliance on third party relationships and sources and the expansion of its lending technology to other products.

•Our Rocket Homes business model subjects us to challenges not faced by traditional real estate brokerages.

•We may be unable to make acquisitions and investments, successfully integrate acquired companies into our business, or our acquisitions and investments may not meet our expectations, any of which could adversely affect our business, financial condition, and results of operations.

•Negative public opinion could damage our brand and reputation which could adversely affect our business and earnings.

•Our risk management efforts may not be effective at mitigating potential losses resulting in increased costs or business disruption.

•We face intense competition that could adversely affect us.

•Our business is significantly impacted by interest rates. Changes in prevailing interest rates or U.S. monetary policies that affect interest rates have and may continue to have a detrimental effect on our business.

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

Risks Relating to Technology and Cybersecurity

The success and growth of our business, results of operations, financial condition and liquidity will depend upon our ability to adapt to and implement technological changes to meet our business needs and the changing demands of the market and our clients.

The markets for our services are characterized by constant technological changes, with frequent introductions of new technology-driven products and services. We rely on our proprietary technology to make our Rocket technology platform available to clients, evaluate loan applicants and service loans. In addition, we may increasingly rely on technological innovations as we introduce new products, expand our current products into new markets and continue to streamline various loan-related and lending processes. If we are unable to keep pace with technological change affecting the markets for our services or if we are unable to successfully innovate and continue to deliver a superior client experience, the demand for our products and services may decrease, we may be unable to attract clients and our growth and results of operations may be harmed.

The origination process is increasingly dependent on technology, and our business relies on our continued ability to process loan applications over the internet, accept electronic signatures, provide instant process status updates and other client- and loan applicant-expected conveniences. Maintaining and improving this technology will require significant capital expenditures.

Our dedication to incorporating technological advancements into our loan origination and servicing platforms requires significant financial and personnel resources. To the extent we are dependent on any particular technology or technological solution, we may be harmed if such technology or technological solution becomes non-compliant with existing industry standards, fails to meet or exceed the capabilities of our competitors’ equivalent technologies or technological solutions, becomes increasingly expensive to service, retain and update, becomes subject to third party claims of intellectual property infringement, misappropriation or other violation, or malfunctions or functions in a way we did not anticipate that results in loan defects potentially requiring repurchase and/or indemnification.

To operate our websites and apps, and provide our loan products and services, we use software packages from a variety of third parties, which are customized and integrated with our own custom developed code. If we are unable to integrate this software in a fully functional manner, we may experience increased costs and difficulties that could delay or prevent the successful development, introduction or marketing of new products and services.

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

Cyberattacks, security breaches or a failure to comply with information security laws or regulations could result in serious harm to our reputation and adversely affect our business.

We are dependent on internal and external information technology networks and systems to securely collect, process, transmit and store electronic information. In the ordinary course of our business, we receive, process, retain and transmit proprietary information and sensitive or confidential data, including public and non-public personal information of our clients, loan applicants, and team members (collectively defined as “Rocket Information”). Despite devoting significant time and resources to ensure the integrity of our information technology systems, we may not be able to anticipate, detect or implement effective preventive measures against all cyberattacks, security breaches or unauthorized access of our information technology systems that support our business. The technology and other controls and processes designed to secure Rocket Information and to prevent, detect and remedy any unauthorized access to that information were designed to obtain reasonable, but not absolute, assurance that such information is secure and that any unauthorized access is identified and addressed appropriately. Such controls have not always detected, and may in the future fail to prevent or detect, unauthorized access to Rocket Information.

The techniques used to obtain unauthorized, improper, or illegal access to systems, third-party vendors, our clients’, loan applicants’ and team members’ data or to disable, degrade, or sabotage service are constantly evolving, and have become increasingly complex and sophisticated and therefore more challenging to prevent and/or detect. Security attacks can originate from a wide variety of sources, including third parties such as computer hackers, hacktivists, nation state-backed hackers or persons involved with organized crime or associated with external service providers. Those parties may also attempt to fraudulently induce clients, loan applicants, team members’ or other users of our systems to disclose sensitive information in order to gain access to our systems or data.

Cybersecurity risks for lenders have significantly increased in recent years. We, our clients and loan applicants, regulators and other third parties have been subject to, and are likely to continue to be the target of, cyberattacks. These cyberattacks could include computer viruses, malicious or destructive code, phishing attacks, ransomware, denial of service or information, improper access by team members or third party vendors or other security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of Rocket Information, or otherwise materially disrupt our or our clients’ and loan applicants’ or other third parties’ network access or business operations.

Additionally, cyberattacks on local and state government databases and offices, including the rising trend of ransomware attacks, expose us to the risk of losing access to critical data and the ability to provide services to our clients, including but not limited, to issuing title insurance policies and closing on properties located in the affected counties or states.

Any penetration of our or our third party vendors’ information technology systems, or other misappropriation or misuse of Rocket Information, including identity theft, wire fraud, phishing attacks, ransomware, and business e-mail compromise, could cause interruptions in the operations of our businesses, financial loss to our clients or loan applicants, damage to our computers or operating systems and to those of our clients, loan applicants and counterparties, and subject us to increased costs, litigation, disputes, damages, and other liabilities. In addition, the foregoing events could result in violations of applicable privacy and other laws. If this information is inappropriately accessed and used by a third party or a team member for illegal purposes, we may be responsible to the affected individuals for any losses they may have incurred as a result of misappropriation. In such an instance, we may also be subject to regulatory action, investigation or liable to a governmental authority for fines or penalties associated with a lapse in the integrity and security of Rocket Information. We may be required to expend significant capital and other resources to protect against and remedy any potential or existing security breaches and their consequences. In addition, our remediation efforts may not be successful and we may not have adequate insurance to cover these losses.

Security breaches could also significantly damage our reputation with existing and prospective clients and third parties with whom we do business. Any publicized security problems affecting our businesses and/or those of such third parties may negatively impact the market perception of our products and discourage clients from doing business with us.

Finally, the increased regularity of cyberattacks has prompted an increase in domestic and international laws and regulations aimed to protect data and other personal information. For example, the FTC recently promulgated a revised Safeguards Rule and the New York Department of Financial Services is engaged in cybersecurity rulemaking. In addition, there has been an uptick in third party claims stemming from cyberattacks. If we are unable to properly safeguard data or meet new or evolving applicable regulatory requirements, we could be subjected to substantial legal fees, judgments, fines and negative impacts on our brand.

Technology disruptions or failures, including a failure in our operational or security systems or infrastructure, or those of third parties with whom we do business, could disrupt our business, cause legal or reputational harm and adversely impact our results of operations and financial condition.

Many of our services are dependent on the secure, efficient, and uninterrupted operation of our technology infrastructure, including computer systems, related software applications and data centers, as well as those of certain third parties and affiliates. Our websites and computer/telecommunication networks must accommodate a high volume of traffic and deliver frequently updated, accurate and timely information. We have experienced, and may in the future experience, service disruptions and failures caused by system or software failure, fire, power loss, telecommunications failures, human error or misconduct, external attacks (e.g., computer hackers, hacktivists, nation state-backed hackers), denial of service or information, malicious or destructive code (e.g., ransomware, computer viruses and disabling devices), as well as natural disasters, health pandemics, strikes, and other similar events, and our contingency planning may not be sufficient for all situations. In addition, cyber security risks have increased following our transition into a hybrid in-person and remote workforce as our team members access our secure networks through their home networks. The implementation of technology changes and upgrades to maintain current and integrate new technology systems may also cause service interruptions. Any such disruptions could materially interrupt or delay our ability to provide services to our clients and loan applicants, and could also impair the ability of third parties to provide critical services to us.

If our operations are disrupted or otherwise negatively affected by a technology disruption or failure, this could result in material adverse impacts on our business. Our business interruption insurance may not be sufficient to compensate us for all losses that may result from interruptions in our service as a result of systems disruptions, failures, and similar events.

Our products use third party software, hardware and services that may be difficult to replace or have bugs or flags which could cause errors or failures of our products that could adversely affect our business.

We license third party software, utilize third party hardware and depend on services from various third parties for use in our products. Any disruption in service or the loss of the right to use any of the software or services provided to us by third parties could result in decreased functionality of our products or services until equivalent technology is either developed by us or, if available from another provider, is identified, obtained and integrated, which could adversely affect our business. In addition, any errors or defects in or failures of the software or services we rely on, whether maintained by us or by third parties, could result in errors or defects in our products or cause our products to fail, which could adversely affect our business and be costly to correct. Many of our third party providers attempt to impose limitations on their liability for such errors, defects or failures, and if enforceable, we may have additional liability that could harm our reputation and increase our operating costs.

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

Our internet marketing efforts depend on data signals from user activity on websites and services that we do not control, and changes to the regulatory environment around consumer and data privacy (including the California Consumer Privacy Act and its implementing regulations), third party mobile operating systems and browsers have impacted, and will continue to impact, the availability of such signals, which may adversely affect our digital marketing efforts. In particular, mobile operating system and browser providers have announced product changes as well as future plans to limit the ability of application developers to use these signals to target and measure advertising on their platforms. These developments have previously limited and are expected to limit our ability to target our marketing efforts, and any additional loss of such signals in the future may adversely affect our targeting capabilities and our marketing efforts.

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

Certain aspects of our Rocket technology platform incorporate software covered by open source licenses, and we may continue to use such software in the future. The terms of various open source licenses have not been interpreted by U.S. courts, and there is a risk that such licenses could be construed in a manner that limits our use of the software, inhibits certain aspects of the platform or otherwise adversely affects our business operations. We may also face claims from others claiming ownership of, or seeking to enforce the terms of, an open source license, including by demanding release of the open source software, derivative works or our proprietary source code that was developed using such software. These claims could also result in litigation, require us to purchase a costly license or require us to devote additional research and development resources to change our software, any of which could adversely affect our business.

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

We are, and intend in the future to continue, investing significant resources in developing new tools, features, services, products and other offerings, including offerings of mortgage, other lending and financial products including offerings in the solar energy industry. Risks from our innovative initiatives include those associated with potential defects in the design and development of the technologies used to automate processes, misapplication of technologies, the reliance on data that may prove inadequate, and failure to meet client expectations, among others. As a result of these risks, we could experience increased claims, reputational damage, or other adverse effects, which could be material. Additionally, we can provide no assurance that we will be able to develop, commercially market and achieve acceptance of our new products and services. In addition, our investment of resources to develop new products and services may either be insufficient or result in expenses that are excessive in light of revenue actually originated from these new products and services.

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

Our mortgage loan origination business consists of providing purchase money loans to homebuyers and refinancing existing loans. The origination of purchase money mortgage loans is greatly influenced by traditional business clients in the home-buying process such as realtors and builders. As a result, our ability to secure relationships with such traditional business clients will influence our ability to grow our loan origination business. Historically, our originations have skewed more towards refinancing, especially relative to the overall origination market, and our market share has been, and may in the future be, adversely affected by conditions in the overall origination market, including elevated interest rates and purchase originations accounting for a majority of the mortgage market. These conditions have adversely affected our business in the past, and if these conditions continue or worsen or if we are unable to increase our share of purchase originations, our market share and results of operations could be further adversely affected. Our loan origination business also operates through third party mortgage brokers who operate more locally and routinely work with realtors and builders, but who are not contractually obligated to do business with us. Further, our competitors also have relationships with these brokers and actively compete with us in our efforts to expand our broker networks. We may not be successful in maintaining our existing relationships or expanding our broker networks. Our production and consumer direct lending operations are subject to overall market factors that can impact our ability to grow our loan production volume. For example, increased competition from new and existing market participants, reductions in the overall level of refinancing activity, slow growth in the level of new home purchase activity, lack of affordable housing, or inadequate inventory of homes for sale can impact our ability to continue to grow our loan production volumes, and as such we have been and may in the future be forced to modify our cost structure or accept lower margins in our respective businesses in order to continue to compete and keep our volume of activity consistent with past or projected levels. If we are unable to continue to grow our loan origination business, this could adversely affect our business.

On the other hand, we may experience significant growth in our mortgage loan volume and MSRs. But if we do not effectively manage our growth through the deployment of resources including processes, technology and personnel, the quality of our services could suffer, which could negatively affect our brand and operating results.

We are required to make servicing advances that can be subject to delays in recovery or may not be recoverable in certain circumstances.

During any period in which one of our clients is not making payments on a loan we service, including in certain circumstances where a client prepays a loan, we are required under most of our servicing agreements to advance our own funds to meet contractual principal and interest remittance requirements, pay property taxes and insurance premiums, legal expenses and other protective advances (“payment advances”). If home values rise we may be required to advance greater amounts of property taxes and insurance premiums. We also advance funds to maintain, repair and market real estate properties. In certain situations, we may elect to make certain payment advances knowing that we may not be reimbursed. In addition, in the event a loan serviced by us becomes delinquent, or to the extent a mortgagor under such loan is allowed to enter into a forbearance by applicable law, regulation, or investor/insurer guidelines, the repayment to us of any payment advance related to such events may be delayed until the loan is repaid or refinanced or liquidation occurs. A delay in our ability to collect a payment advance may adversely affect our liquidity, and our inability to be reimbursed for a payment advance could be detrimental to our business. Defaults might increase due to a deterioration in the macro economy and as the loans in our servicing portfolio get older, which may increase our costs of servicing and could be detrimental to our business.

As part of the response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) allows borrowers to request a mortgage forbearance. Mortgage servicers are contractually bound to advance monthly payments to investors, insurers, and taxing authorities regardless of whether the borrower actually makes those payments.

The temporary period of forbearance offered for clients unable to pay on certain mortgage loans pursuant to the CARES Act may also increase the number of loans on which we must advance our own funds to meet payment advances. Further, other forbearance legislation or regulation, such as part of a natural disaster response, could also increase the number of loans on which we must make such payment advances. With specific regard to the COVID-19 pandemic, federal regulatory or GSE-specific relief on servicing advance obligations provided to mortgage loan servicers has so far been limited to GSE-eligible mortgage loans, leaving out any non-GSE mortgage loan products such as jumbo mortgage loans. Federal or state statutes, regulations or guidance may broaden the scope of relief to non-GSE loans or mandate automatic forbearances. Approximately 0.39% of our serviced loans are in forbearance as of December 31, 2022.

With delinquent VA guaranteed loans, the VA guarantee may not make us whole on losses or payment advances we may have made on the loan. If the VA determines the amount of the guarantee payment will be less than the cost of acquiring the property, it may elect to pay the VA guarantee and leave the property securing the loan with us (a “VA no-bid”). If we cannot sell the property for a sufficient amount to cover amounts outstanding on the loan we will suffer a loss which may, on an aggregate basis and if the percentage of VA no-bids increases, have a detrimental impact on our business and financial condition.

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

The majority of the mortgage loans we service are serviced on behalf of Fannie Mae, Freddie Mac and Ginnie Mae (collectively defined as “GSEs”). These entities establish the base service fee to compensate us for servicing loans as well as the assessment of fines and penalties that may be imposed upon us for failing to meet their respective servicing standards.

As is standard in the industry, under the terms of our master servicing agreements with the GSEs, the GSEs have the right to terminate us as servicer of the loans we service on their behalf at any time and also have the right to cause us to sell the MSRs to a third party. In addition, failure to comply with servicing standards could result in termination of our agreements with the GSEs with little or no notice and without any compensation. If any of Fannie Mae, Freddie Mac or Ginnie Mae were to terminate us as a servicer, or increase our costs related to such servicing by way of additional fees, fines or penalties, such changes could have a material adverse effect on the revenue we derive from servicing activity, as well as the value of the related MSRs. These agreements, and other servicing agreements under which we service mortgage loans for non-GSE loan purchasers, also require that we service in accordance with GSE servicing guidelines, contain financial covenants and permit termination if we are terminated as an approved servicer by a GSE. Under our subservicing contracts, the primary servicers for which we conduct subservicing activities have the right to terminate our subservicing rights with or without cause, with little notice and little to no compensation. If we were to have our servicing or subservicing rights terminated on a material portion of our servicing portfolio, this could adversely affect our financial results.

A failure to maintain the ratings assigned to us by a rating agency could have an adverse effect on our business, financial condition and results of operations.

Our mortgage origination and servicing platforms, as well as Rocket Mortgage’s outstanding unsecured senior notes and outstanding securitization transactions that are composed of our mortgage loan products, are routinely rated by national rating agencies for various purposes. These ratings are subject to change without notice. Any downgrade of our ratings could restrict our access to sources of capital on terms satisfactory to us or at all, increase the cost of any debt or equity financing, and be detrimental to our business.

Our origination and servicing businesses and operating results may be adversely impacted due to a decline in market share for our origination business, a decline in repeat clients and an inability to recapture loans from borrowers who refinance.

If our loan origination business loses market share, loan originations otherwise decrease or the loans in our servicing portfolio are repaid or refinanced at a faster pace than expected, we may not be able to maintain or grow the size of our servicing portfolio, as our servicing portfolio is subject to “run-off” (i.e., mortgage loans serviced by us may be repaid at maturity, prepaid prior to maturity, refinanced with a mortgage not serviced by us, liquidated through foreclosure, deed-in-lieu of foreclosure, or other liquidation process, or repaid through standard amortization of principal). As a result, our ability to maintain the size of our servicing portfolio depends on our ability to originate loans with respect to which we retain the servicing rights.

Additionally, in order for us to maintain or improve our operating results, it is important that we continue to extend loans to returning clients who have successfully repaid their previous loans at a pace substantially consistent with the market. Our repeat loan rates may decline or fluctuate as a result of our expansion into new products and markets, because our clients are able to obtain alternative sources of funding, or because new clients we acquire in the future may not be as loyal as our current client base. Furthermore, clients who refinance have no obligation to refinance their loans with us and may choose to refinance with a different originator. If borrowers refinance with a different originator, this decreases the profitability of our MSRs because the original loan will be repaid, and we will not have an opportunity to earn further servicing fees after the original loan is repaid. If we are not successful in recapturing our existing loans that are refinanced, our MSRs may become increasingly subject to run‑off, and in order to maintain our servicing portfolios at consistent levels we may need to purchase additional MSRs on the open market to add to our servicing portfolio, which could increase our costs and risks and decrease the profitability of our servicing business.

We depend on our ability to sell loans in the secondary market to a limited number of investors and to the GSEs, and to securitize our loans into Mortgage Backed Securities (MBS) through the GSEs and Ginnie Mae. If our ability to sell or securitize mortgage loans is impaired, we may not be able to originate mortgage loans.

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

The gain recognized from sales in the secondary market represents a significant portion of our revenue and net earnings. A decrease in the prices paid to us upon sale of our loans could be detrimental to our business, as we are dependent on the cash generated from such sales to fund our future loan closings and repay borrowings under our loan funding facilities. If it is not possible or economical for us to complete the sale or securitization of certain of our loans held for sale, we may lack liquidity to continue to fund additional loan originations and our revenue and margins on new loan originations could be materially and negatively impacted.

Further, there may be delays in our ability to sell future mortgage loans which we originate, or there may be a market shift that causes buyers of our non-GSE products—including jumbo mortgage loans, closed-end home equity loans and other non-qualified mortgage products—to reduce their demand for such products. These market shifts can be caused by factors outside of our control including, but not limited to macroeconomic changes, market shifts and changes in investor liquidity, availability, or appetite for such non-GSE products. Delays in the sale of mortgage loans, increased borrowing costs or increased hedge risk also increase our exposure to market risks, which could adversely affect our profitability on sales of loans. Any such delays or failure to sell loans could be materially adverse to our business.

We may be required to repurchase or substitute mortgage loans or MSRs that we have sold, or indemnify purchasers of our mortgage loans or MSRs.

We make representations and warranties to purchasers when we sell them a mortgage loan or an MSR, including in connection with our MBS securitizations. If a mortgage loan or MSR does not comply with the representations and warranties that we made with respect to it at the time of its sale, we could be required to repurchase the loan or MSR, replace it with a substitute loan or MSR and/or indemnify secondary market purchasers for applicable losses. If this occurs, we may have to bear any associated losses directly, as repurchased loans typically can only be resold at a steep discount to their repurchase price, if at all. We also may be subject to claims by purchasers for repayment of a portion of the premium we received from such purchaser on the sale of certain loans or MSRs if such loans or MSRs are repaid in their entirety within a specified time period after the sale of the loan. As of December 31, 2022, we had accrued $110.1 million in connection with our reserve for repurchase and indemnification obligations. Actual repurchase and indemnification obligations could materially exceed the reserves we have recorded in our financial statements. Any significant repurchases, substitutions, indemnifications or premium recapture could be detrimental to our business.

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

Our underwriting may not accurately predict the likelihood of default for all loans, which can result in substantial losses that could adversely affect our financial condition.

We originate mortgage loans according to GSE and regulatory guidelines, as applicable to the related mortgage loan product, using automated underwriting engines from Fannie Mae and Freddie Mac that predict a borrower’s ability and willingness to pay. Despite these standards, our underwriting guidelines may not always correlate with, or accurately predict, the underlying mortgage defaults. A client’s ability to repay their loan may be adversely impacted by numerous factors, including a change in the borrower’s employment, financial condition or other negative local or macroeconomic conditions. Deterioration in a client’s financial condition and prospects may be accompanied by deterioration in the value of the collateral for the loan.

Self-employed clients may be more likely to default on their loans than salaried or commissioned clients and generally have less predictable income. In addition, many self-employed clients are small business owners who may be personally liable for their business debt. Deterioration in self-employed clients’ businesses or economic changes may result in increased defaults on the loans we originate or service.

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

The above referenced loans may be more expensive to service because they require more frequent interaction with clients and greater monitoring and oversight. Additionally, these higher-risk loans may be subject to increased scrutiny by state and federal regulators and lead to higher compliance and regulatory costs, which could result in a further increase in servicing costs. We may not be able to pass along any of the additional expenses we incur in servicing these higher-risk loans to our servicing clients or the related investors. The greater cost of servicing higher-risk loans could adversely affect our business, financial condition and results of operations.

We rely upon the accuracy and completeness of information about borrowers and any misrepresented information or fraud could result in significant financial losses and harm to our reputation.

We use automated underwriting engines from Fannie Mae and Freddie Mac to assist us in determining if a loan applicant is creditworthy, as well as other proprietary and third party tools and safeguards to detect and prevent fraud. We are unable, however, to prevent every instance of fraud that may be engaged in by our clients or team members, and any seller, real estate broker, notary, settlement agent, appraiser, title agent, or third party originator that misrepresents facts about a loan, including the information contained in the loan application, property valuation, title information and employment and income documentation submitted with the loan application. If any of this information was intentionally or negligently misrepresented and such misrepresentation was not detected prior to the acquisition or closing of the loan, the value of the loan could be significantly lower than expected, resulting in a loan being approved in circumstances where it would not have been, had we been approved if provided with accurate data. A loan subject to a material misrepresentation is typically unsalable or subject to repurchase if it is sold before detection of the misrepresentation. In addition, the persons and entities making a misrepresentation are often difficult to locate and it is often difficult to collect from them any monetary losses we have suffered.

Additionally, we continue to develop and expand our use of internet and telecommunications technologies (including mobile devices) to offer our products and services. These new mobile technologies may be more susceptible to the fraudulent activities of computer hackers, organized criminals, perpetrators of fraud, and others. Our resources, technologies and fraud prevention tools may be insufficient to accurately detect and prevent fraud on this channel. The technology and other controls and processes we have created to help us identify misrepresented information in our loan origination operations were designed to obtain reasonable, not absolute, assurance that such information is identified and addressed appropriately. Accordingly, such controls may fail to detect all misrepresented information in our loan origination operations.

High profile fraudulent activity also could negatively impact our brand and reputation, which could impact our business. In addition, certain fraudulent activity could lead to regulatory intervention and/or increased oversight, which could increase our costs and negatively impact our business.

Failure of vendors to perform to contractual agreements embedded in our products and services and our failure to effectively oversee vendor operations could adversely affect our business.

We contract with vendors and service providers, including affiliates and other third parties, who perform services for us or to whom select functions are delegated. Our arrangements with vendors and service providers may disrupt or degrade our operations if they fail to satisfy their obligations to us or if they were to stop providing services to us either on a temporary or permanent basis. We may be unable to replace these vendors and service providers in a timely and efficient manner, on similar terms, or at all.

In addition, our vendors and service providers may fail to operate in compliance with applicable laws, regulations, and rules. Failure to effectively maintain a vendor oversight program may not adequately mitigate risks of noncompliance with applicable laws and may negatively impact our business. Despite our reasonable efforts to monitor our vendors and service providers with which we transact business, there is no guarantee that they will comply with their contractual obligations as agreed to. Failure to ensure compliance of our vendors could result in fines, penalties or other liability for errors and omissions by these vendors and service providers.

Rocket Loans is a growing company that faces increased risks, uncertainties, expenses and difficulties due to its relatively limited operating history, its reliance on third party relationships and sources and the expansion of its lending technology to other products.

Our Rocket Loans business has a relatively limited operating history at its current scale, and has encountered and will continue to encounter risks, uncertainties, expenses and difficulties, including navigating the complex and evolving regulatory and competitive environments, increasing its number of clients, developing technology solutions related to lending, and increasing its lending product offering and volume. If we are not able to timely and effectively address these requirements, our business may not be able to scale or grow profitably. Specific risks include:

•    Other than for select loans which are originated on our platform, Rocket Loans is reliant on a third party relationship with Cross River Bank, a New Jersey state-chartered bank that offers a variety of consumer and commercial financing programs to originate loans. Cross River Bank leverages Rocket Loans' technology and support services to facilitate all other aspects of the lending services related to such loans. Cross River Bank must comply with various federal, state and other laws and third party relationships with certain investors that have committed to purchase loans upon origination pursuant to agreements that contain certain conditions and terminate within one to three years. If Rocket Loans is unable to maintain its relationship with Cross River Bank, or if Cross River Bank were to suspend or cease its operations, we would need to implement a substantially similar arrangement with another issuing bank, obtain additional state licenses or curtail Rocket Loans’ operations. Our agreements with Cross River Bank are non-exclusive and do not prohibit Cross River Bank from working with our competitors or from offering competing services. We could in the future have disagreements or disputes with Cross River Bank, which could negatively impact or threaten our relationship.

•    Rocket Loans relies on third party sources, including credit bureaus, for credit, identification, employment and other relevant information in order to review and select qualified borrowers and sufficient investors. If this information becomes unavailable, becomes more expensive to access or is incorrect, our personal lending business may be harmed.

•    Rocket Loans has licensed its technology and plans to license its technology in the future. Such licensing arrangements, by their nature, increase risks to the company of a partner claiming Rocket Loans breached its licensing agreement or the technology otherwise did not meet the client’s expectations. If this happened, Rocket Loans could also face negative press or reputational harm.

•    Rocket Loans is also planning to expand its lending technology to other products. Depending on the relationship, Rocket Loans may become reliant on third parties to provide the systems needed to drive sales of new product offerings. Reliance on such third parties outside of our control will increase the risk that such third parties will fail to adhere to the terms of any agreements with us or provide satisfactory services and products to consumers, which may cause complaints from consumers or negative press and have a detrimental effect on our business. There can be no guarantee that Rocket Loans will be successful in expanding its lending technology to other products.

If the credit decisioning and scoring models used by Rocket Loans contain errors or are otherwise ineffective, our reputation and relationships with borrowers and investors could be harmed and our market share could decline.

Rocket Loans has created and uses credit decisioning and scoring models that assign each loan a grade and a corresponding interest rate. These credit decisioning and scoring models are based on algorithms that evaluate a number of factors, including behavioral data, transactional data and employment information, which may not effectively predict future loan losses. If Rocket Loans is unable to effectively segment borrowers into relative risk profiles, it may be unable to offer attractive interest rates for borrowers and returns for investors in the loans. These algorithms are refined based on new data and changing macroeconomic conditions. If any of these credit decisioning and scoring models contain programming or other errors, are ineffective or the data provided by borrowers or third parties is incorrect or stale, or if we are unable to obtain the data from borrowers or third parties, our loan pricing and approval process could be negatively affected, resulting in mispriced or misclassified loans or incorrect approvals or denials of loans. Moreover, certain legislators and regulators have expressed concerns about using algorithms and/or artificial intelligence in the consumer finance space as they see potential for discrimination or other non-compliance with existing legal requirements, which may result in increased regulatory oversight, new rulemaking, and/or a prohibition on the use of such technology.

The personal loans and solar loans provided by Rocket Loans involve risk of default and may be subject to the availability and interest of third parties to provide loan funding.

A client’s ability to repay their personal loans and solar loans can be negatively impacted by increases in their payment obligations to other lenders under mortgage, credit card and other loans resulting from increases in base lending rates or structured increases in payment obligations. If a client defaults on a personal or solar loan, we may be unsuccessful in our efforts to collect the amount of the loan. As such, our partner bank Cross River Bank could decide to originate fewer personal loans and Rocket Loans could decide to originate fewer solar loans on our platform and there could be less demand in the secondary market for loans originated through the RocketLoans.com site. Additionally, personal loans made through our Rocket Loans platform are not secured by any collateral, not guaranteed or insured by any third party and not backed by any governmental authority in any way. We are therefore limited in our ability to collect on these loans if a client is unwilling or unable to repay them. Although solar loans are secured with security filings, we may be limited in our ability to recover any collateral supporting such loans due to the possibility that the solar energy system may become a fixture to the real property. The unsecured personal loans are also short-term loans and are subject to risks of defaults, bankruptcies, fraud, and losses. Special hazard losses that are not covered by standard hazard insurance and any default on our solar loans could have a detrimental impact to Rocket Loan’s financial results. An increase in defaults precipitated by the risks and uncertainties associated with the above operations and activities could have a detrimental effect on our business.

Our Rocket Homes business model subjects us to challenges not faced by traditional real estate brokerages.

One of our subsidiaries, Rocket Homes, competes with traditional real estate brokerages while also facing expanded risks not faced by traditional brokerages. Rocket Homes’ core business is the referral of homebuyers, who have been prequalified for a mortgage by Rocket Mortgage or another lender, to a network of third party partner real estate agents that assist those homebuyers in the purchase of their new home. In addition, a new component of our Rocket Homes business is listing and selling homes directly for a fee that is typically less than what a traditional brokerage would charge. In both our core referral business and in our efforts to list and sell homes from our centralized location, Rocket Homes and our agents are required to be licensed and comply with the requirements governing the licensing and conduct of real estate brokerage and brokerage-related businesses in the markets where we operate. Rocket Homes also operates a website for searching property listings and connecting with our partner agents. The listing data is provided via license from approximately 200 Multiple Listing Service (“MLS”), and we must also comply with the contractual obligations and restrictions from each MLS in order to access and use its listings data. Because of this multifaceted business model, we face additional challenges that include: improper actions by our partner agents beyond our control that subject us to reputational, business or legal harms; failure to comply with the requirements governing the licensing and conduct of real estate brokerage and brokerage-related businesses, which could result in penalties or the suspension of operations; increases in competition in the residential brokerage industry that reduce profitability; continuing low home inventory levels that reduce demand; or a restriction or termination of our access to and use of listings data.

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

We have acquired, and may in the future acquire or make investments in, new or complementary businesses (including Rocket Money (formerly known as Truebill)), technologies, services or products. The risks associated with acquisitions include, without limitation:

•    Unanticipated costs or liabilities associated with such acquisitions, including claims related to the acquired company, its product offerings, or technology;

•    The business and assets we acquire or make investments in may not perform at the levels we expect, resulting in an inability to generate sufficient revenue from the acquired entity or investment to offset acquisition or investment costs;

•    Unanticipated complexity in accounting, internal controls or regulatory requirements;

•    Unanticipated reductions in goodwill or other intangible assets acquired resulting in a financial write off or impairments;

•    Delays in fully integrating newly acquired businesses and assets into our business could cause our business to suffer from inefficiencies, which may result in reputational harm;

•    Use of substantial portions of our available cash, the incurrence of debt or the issuance of equity to consummate the acquisition;

•    Inability to maintain relationships with customers and partners of the acquired entities;

•    Reliance on the accuracy of information provided by third party targets and the advice of third party advisors could result in ineffective due diligence on target entities leading to increased risks and failure to identify potential challenges;

•    Harm to our existing business relationships with business partners as a result of the acquisition or investment;

•    Challenges maintaining quality and security standards within acquired entities consistent with our best practices;

•    Inability to identify functional or security vulnerabilities in acquired technology;

•    The need to integrate or implement additional controls, procedures, and policies;

•    Inability to achieve anticipated synergies or unanticipated difficulty with post-acquisition integration into our corporate culture and operations;

•    Diversion of management, team member, or other resources (personnel or finances) that are needed in other parts of our business;

•    Potential that we overpaid for the newly acquired business or assets or that the economic conditions underlying our acquisition decision have changed;

•    Potential loss of key team members;

•    Disputes and/or negative results may arise out of earn-outs, escrows, and other arrangements related to an acquisition of a company; and

•    Disputes may arise between our company and shareholders of a company in which we invested relating to the governance or operations of the company.

Any of the foregoing could adversely affect our business, financial condition, and results of operations.

Expansion of our mortgage business into Canada could subject us to risks and expenses that could adversely impact our business.

We have evaluated, and continue to evaluate, potential expansion outside of the United States. In 2018, we invested in Lendesk, a Canadian technology company that offers services to the mortgage industry. Since 2020, we have invested in Edison Financial, a Canadian mortgage business, which was renamed to Rocket Mortgage Canada in 2022. As a result of these investments, we hold a controlling interest in each of Lendesk and Rocket Mortgage Canada.

As we expand into Canada, our operations are subject to a variety of risks, including fluctuations in currency exchange rates, increasing global interest rates, unexpected changes in legal and regulatory requirements, political, economic and civil instability and investment restrictions or requirements, potentially adverse tax consequences, and difficulty in complying with foreign laws and regulations, as well as U.S. laws and regulations that govern foreign activities, such as the U.S. Foreign Corrupt Practices Act. Economic uncertainty in Canada could negatively impact our operations in those areas.

Any occurrences of the risks associated with our Canadian operations and related expansion could adversely affect our business, reputation and ability to further expand internationally.

Negative public opinion could damage our brand and reputation, which could adversely affect our business and earnings.

We are highly dependent on the perception and recognition of the Rocket brand in order to attract new clients. Negative public opinion can result from our actual or alleged conduct in any number of activities, including loan origination, loan servicing, debt collection practices, negative events (e.g., data breaches, executive misconduct, violations of law, etc.) corporate governance and other activities, such as the lawsuits against us. Negative public opinion could also result from actions taken by government regulators and community organizations in response to our activities, from consumer complaints, including in the CFPB complaints database, and from media coverage, whether accurate or not. Our ability to attract and retain clients is highly dependent upon the external perceptions of our level of service, trustworthiness, business practices, financial condition and other subjective qualities. Negative perceptions or publicity regarding these matters—even if related to seemingly isolated incidents, or even if related to practices not specific to the origination or servicing of loans, such as debt collection—could erode trust and confidence and damage our reputation among existing and potential clients. In turn, this could decrease the demand for our products, increase regulatory scrutiny and detrimentally affect our business. Additionally, recently consumer advocacy groups and some media reports have advocated governmental action prohibiting or placing severe restrictions on non-bank consumer loans. If the negative characterization of independent mortgage loan originators is accepted by legislators and regulators we could become subject to more restrictive laws and regulations, or if accepted by consumers we could face significant decreases in demand for our consumer loan products.

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

Our systems and operations are vulnerable to damage or interruption from earthquakes, fires, floods, power losses, telecommunications failures, strikes, health pandemics and similar events. For example, a significant natural disaster in Detroit, such as an earthquake, fire or flood, could have a material adverse impact on our business, operating results and financial condition, and our insurance coverage may be insufficient to compensate us for losses that may occur. Disease outbreaks have occurred in the past (including severe acute respiratory syndrome, or SARS, avian flu, H1N1/09 flu and COVID‑19) and any prolonged occurrence of infectious disease or other adverse public health developments could have a material adverse effect on the macro economy and/or our business operations. In addition, strikes and other geopolitical unrest could cause disruptions in our business and lead to interruptions, delays or loss of critical data. These types of catastrophic events could also affect our loan servicing costs, increase our recoverable and our non‑recoverable servicing advances, increase servicing defaults due to impacted clients and negatively affect the value of our MSRs. We may not have sufficient protection or recovery plans in certain circumstances, such as natural disasters affecting the Detroit, Phoenix, Cleveland or Charlotte areas, and our business interruption insurance may be insufficient to compensate us for losses that may occur.

Our risk management efforts may not be effective at mitigating potential losses resulting in increased costs or business disruption.

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

Furthermore, the cyclical decline in the industry’s overall level of originations and decreased demand for loans due to the higher interest rate environment, have led, and may in the future lead, to increased competition for the remaining loans. Any increase in these competitive pressures could be detrimental to our business.

Environmental, social and governance (“ESG”) issues may have an adverse effect on our business, financial condition and results of operations and damage our reputation.

Clients, investors and other stakeholders are increasingly focused on ESG practices, including our efforts with respect to global talent, cybersecurity, data privacy and protection and climate change. If we do not adapt to and comply with new laws and regulations or changes to legal or regulatory requirements concerning ESG matters, or fail to meet rapidly evolving investor, industry or stakeholder expectations and standards, or if we are perceived to have not responded appropriately to growing concerns with respect to ESG issues, our reputation may be harmed, clients may choose to refrain from using our products and services, and our business or financial condition may be adversely affected.

We recognize the inherent risks related to weather and the climate wherever our business is conducted. Our primary locations may be vulnerable to extreme weather conditions which may disrupt our business and may cause us to experience additional costs to maintain or resume operations and higher attrition. In addition, current and emerging legal and regulatory requirements with respect to climate change policies and other aspects of ESG (e.g., disclosure requirements) may result in increased compliance requirements on our business, which may increase our operating costs and cause disruptions in our operations.

Rocket Auto’s business model continues to evolve and its ability to grow is dependent on service providers and strategic partners.

Rocket Auto’s success depends upon its relationships with third party service providers and strategic partners including auto loan lenders and dealerships. If these third parties have trouble meeting Rocket Auto’s requirements or standards, have adverse audit results or fail to obtain or maintain applicable licenses, it may damage Rocket Auto’s business and reputation. In addition, if these third parties were to cease operations, temporarily or permanently, increase their fees, or if Rocket Auto’s relationships with these providers or partners expire, deteriorate or otherwise terminate, Rocket Auto could suffer increased costs and may be unable to provide similar services which would negatively impact its ability to grow.

Risks Relating to the Financial and Macroeconomic Environment

Our business is significantly impacted by interest rates. Changes in prevailing interest rates or U.S. monetary policies that affect interest rates have and may continue to have a detrimental effect on our business.

Our financial performance is directly affected by changes in prevailing interest rates. Our financial performance has decreased, and may further decrease, or be subject to substantial volatility because of changes in prevailing interest rates. As a result, we are particularly affected by the policies of the U.S. Federal Reserve that influence interest rates and impact the size of the loan origination market. In 2022, the U.S. Federal Reserve implemented several significant interest rate hikes in the federal funds rate for the first time since 2018 to address inflation, making it more costly to acquire capital and originate mortgages. Rising interest rates and inflation have decreased, and may further decrease, the demand for new mortgage originations and refinancings and increased competition for borrowers, which could adversely pressure our margins and have an adverse impact on our origination volumes, especially our refinancing volume.

Prior to 2022, long-term residential mortgage interest rates had been at or near record lows for an extended period but have recently been subject to several rate hikes in 2022 and may be subject to future rate hikes. As interest rates rise, refinancing generally becomes a smaller portion of the market as fewer consumers are interested in refinancing their mortgages. Higher interest rates also generally reduce demand for purchase mortgages as home ownership becomes more expensive. The refinance market is generally subject to more significant fluctuations than the purchase market as a result of interest rate changes. The increased interest rate environment has adversely affected, and may continue to adversely affect, our revenues or require us to increase marketing expenditures to increase or maintain our volume of mortgages and/or cut costs to maintain margins.

Changes in interest rates are also a key driver of the performance of our servicing business, particularly because our portfolio is composed primarily of MSRs related to high-quality loans, the values of which are highly sensitive to changes in interest rates. Historically, the value of MSRs has increased when interest rates rise as higher interest rates lead to decreased prepayment rates, and has decreased when interest rates decline as lower interest rates lead to increased prepayment rates. The recent increases in interest rates during 2022 and further increases in rates may make it more difficult to expand our MSR portfolio due to lower origination and refinance volume and MSRs become more expensive to acquire from third parties. Additionally, there may be reduced recapture margins where we offer subservicing or engage in joint marketing services with third parties.

Borrowings under our financing facilities are at variable rates of interest, which also expose us to interest rate risk. As interest rates increase, our debt service obligations on certain of our variable-rate indebtedness will also increase. In the future, we may enter into interest rate swaps, which involve the exchange of floating for fixed-rate interest payments, to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable-rate indebtedness, and any such swaps may not fully mitigate our interest rate risk, may prove disadvantageous, or may create additional risks.

Our Rocket Mortgage business relies on our loan funding facilities to fund mortgage loans and otherwise operate our business. If one or more of such facilities are terminated, we may be unable to find replacement financing at commercially favorable terms, or at all, which could be detrimental to our business.

We fund a significant portion of the mortgage loans we close through borrowings under our loan funding facilities. Our borrowings are in turn generally repaid with the proceeds we receive from mortgage loan sales. We are currently, and may in the future continue to be, dependent upon lenders to provide the primary funding facilities for our loans. As of December 31, 2022, we had ten loan funding facilities which provide us with an aggregate maximum principal amount of $17.5 billion in loan origination availability, eight of which allow drawings to fund loans at closing, and are with large global financial institutions. Included in those ten loan funding facilities are two loan funding facilities with GSEs. Additionally, we are parties to agency MSR backed master repurchase agreement facilities, which provide us access to $1.7 billion of liquidity.

As of December 31, 2022, we also had available to us $1.5 billion of financing through a master repurchase agreement facility specialized for the early buy out of certain mortgage loans in agency mortgage pools, and up to $1.0 billion available through a syndicated unsecured revolving credit facility.

Of the eight existing global bank loan funding facilities, two are 364-day facilities, with an aggregate of $3.0 billion scheduled to expire over staggered maturities throughout 2023. The other six of our existing global bank loan funding facilities provide financing for up to two years, with maturities staggered in 2023 and 2024. Approximately $8.4 billion of our loan funding facilities are uncommitted and can be terminated by the applicable lender at any time. Moreover, one of our loan funding facilities requires that we have additional borrowing capacity so that such facility does not represent more than a specified percentage of our total borrowing capacity. If we were unable to maintain the required ratio with availability under other facilities, our funding availability under that facilities could also be terminated.

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

Our ability to refinance existing debt and borrow additional funds is affected by a variety of factors.

Our loan funding facilities, our early buy-out facilities, MSR facilities and unsecured lines of credit contain covenants, including requirements to maintain a certain minimum tangible net worth, minimum liquidity, maximum total debt or liabilities to net worth ratio, pre‑tax net income requirements, litigation judgment thresholds, and other customary debt covenants. A breach of the covenants can result in an event of default under these facilities and as such allow the lenders to pursue certain remedies. In addition, each of these facilities includes cross default or cross acceleration provisions that could result in most, if not all, facilities terminating if an event of default or acceleration of maturity occurs under any facility. If we are unable to meet or maintain the necessary covenant requirements or satisfy, or obtain waivers for, the continuing covenants, we may lose the ability to borrow under all of our financing facilities, which could be detrimental to our business. Additional risks related to our loan funding facilities include:

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

•    the decision of lenders from whom we borrow to reduce their exposure to mortgage loans and MSRs due to a change in such lenders’ strategic plan, future lines of business or otherwise;

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

If the refinancing or borrowing guidelines become more stringent and such changes result in increased costs to comply or decreased mortgage origination volume, such changes could negatively impact our business.

Our loan origination and servicing revenues are highly dependent on macroeconomic and U.S. residential real estate market conditions.

Our success depends largely on the health of the U.S. residential real estate industry, which is seasonal, cyclical and affected by changes in general economic conditions beyond our control. Economic factors such as increased interest rates, slow economic growth or recessionary conditions, supply chain disruptions, the pace of home price appreciation or the lack of it, changes in household debt levels, inflation and increased unemployment or stagnant or declining wages affect our clients’ income and thus their ability and willingness to make loan payments. National or global events including, but not limited to, supply chain disruptions, geopolitical conflicts, such as Russia’s invasion of Ukraine, and the COVID-19 pandemic, affect all such macroeconomic conditions. Weak or a significant deterioration in economic conditions reduce the amount of disposable income consumers have, which in turn reduces consumer spending and the willingness of qualified potential clients to take out loans. As a result, such economic factors affect loan origination volume.

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

Furthermore, several state and local governments in the United States are experiencing, and may continue to experience, budgetary strain. One or more states or significant local governments could default on their debt or seek relief from their debt under the U.S. bankruptcy code or by agreement with their creditors. Any or all of the circumstances described above may lead to further volatility in or disruption of the credit markets at any time and adversely affect our financial condition.

Any uncertainty or deterioration in market conditions that leads to a decrease in loan originations will result in lower revenue on loans sold into the secondary market. Lower loan origination volumes generally place downward pressure on margins, thus compounding the effect of the deteriorating market conditions. Such events could be detrimental to our business. Moreover, any deterioration in market conditions that leads to an increase in loan delinquencies will result in lower revenue for loans we service for the GSEs, Ginnie Mae, and other investors because we collect servicing fees from them only for performing loans. While increased delinquencies generate higher ancillary revenues, including late fees, these fees are likely unrecoverable when the related loan is liquidated.

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

Additionally, financial markets have experienced significant volatility as a result of the effects of the COVID-19 pandemic. A resurgence of COVID-19 or a future outbreak of another highly infectious or contagious disease may lead to volatility in or disruption of the credit markets and an overall material adverse decrease on our mortgage origination activities.

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

Demand in the secondary market and our ability to complete the sale or securitization of our mortgage loans depends on a number of factors, many of which are beyond our control, including general economic conditions, general conditions in the banking system, the willingness of lenders to provide funding for home loans, the willingness of investors to purchase home loans and MBS, and changes in regulatory requirements. Any significant disruption or period of illiquidity in the general MBS market could directly affect our liquidity because no existing alternative secondary market would likely be able to accommodate on a timely basis the volume of loans that we typically sell in any given period. Accordingly, if the MBS market experiences a period of illiquidity, we might be prevented from selling the loans that we produce into the secondary market in a timely manner or at favorable prices, which could be detrimental to our business.

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

•    the origination, servicing, and ancillary fees that we may charge;

•    our modification standards and procedures;

•    the amount of reimbursable and non‑reimbursable advances that we may make; and

•    the types of loan products that are eligible for sale or securitization.

These guidelines provide the GSEs and other government agencies at the direction of the FHFA, Fannie Mae and Freddie Mac, which could result in monetary incentives for servicers that perform well and to assess compensatory penalties against servicers in connection with the failure to meet specified timelines relating to delinquent loans and foreclosure proceedings, and other breaches of servicing obligations. The GSEs also have the ability to impose other fees on the loans they acquire. We generally cannot negotiate these terms with the agencies and they are subject to change at any time without our specific consent. A significant change in these guidelines, if one that decreases the fees we charge or requires us to expend additional resources to provide mortgage services, could decrease our revenues or increase our costs.

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

We originate loans eligible for sale to Fannie Mae and Freddie Mac, and government-insured or guaranteed loans, such as FHA and VA loans eligible for Ginnie Mae securities issuance.

In 2008, FHFA placed Fannie Mae and Freddie Mac into conservatorship and, as their conservator, FHFA controls and directs their operations.

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

Our MSRs are volatile assets with continually changing values dependent upon multiple market factors, and these changes in value, or inaccuracies in our estimates of their value, could adversely affect our business and financial condition.

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

Loans under our loan funding facilities or other financing agreements may bear interest based on the Secured Overnight Financing Rate published by the Federal Reserve Bank of New York (“SOFR”), but experience with SOFR based loans is limited.

In March 2021, the Financial Conduct Authority of the United Kingdom (the "FCA"), which regulates the London interbank offered rate (“LIBOR”), announced that U.S. dollar LIBOR settings will cease to be provided or cease to be representative after June 30, 2023. Further, U.S. banking agencies, including the Federal Reserve Board, issued guidance encouraging banks to not enter into new agreements that reference U.S. dollar LIBOR as soon as practicable, but in any event no later than December 31, 2021. Borrowings under our loan funding facilities, as well as certain of our other financing agreements, may bear interest at a rate derived from SOFR. The use of SOFR based rates may result in interest rates and/or payments that are higher or lower than the rates and payments that we would have paid if such rates were based on LIBOR. Additionally, the use of SOFR based rates is relatively new, there is relatively limited historical SOFR data, and there could be unanticipated difficulties or disruptions with the calculation and publication of SOFR based rates. As a result, there can be no assurance as to how SOFR may perform or that it is a comparable substitute for LIBOR. Further, it is difficult to predict the amount of interest we may pay with respect to our loan funding facilities or other financing agreements.

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

Our hedging activities in the future may include entering into interest rate swaps, interest rate swaptions, caps and floors, purchasing or selling U.S. Treasury securities, and/or other tools and strategies. These hedging decisions will be determined in light of the facts and circumstances existing at the time and may differ from our current hedging strategies. These hedging strategies may be less effective than our current hedging strategies in mitigating the risks described above, which could be detrimental to our business and financial condition.

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

Our models could produce unreliable results for a variety of reasons, including but not limited to, the limitations of historical data to predict results due to unprecedented events or circumstances, invalid or incorrect assumptions underlying the models, the need for manual adjustments in response to rapid changes in economic conditions, incorrect coding of the models, incorrect data being used by the models or inappropriate application of a model to products or events outside of the model’s intended use. In particular, models are less dependable when the economic environment is outside of historical experience, as was the case during the 2008 financial crisis and the COVID-19 pandemic.

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

Due to the heavily regulated nature of the financial services industry, we are required to comply with a wide array of U.S. federal, state and local laws and regulations and Canadian federal and provincial laws that regulate, among other things, the manner in which we conduct our loan origination and servicing businesses and the fees that we may charge, and the collection, use, retention, protection, disclosure, transfer and other processing of consumer personal information. Governmental authorities and U.S. federal and state agencies have broad oversight and supervisory authority over our business.

Because we originate mortgage loans, installment loans (including solar and unsecured personal loans) and provide servicing activities nationwide and have operations in Canada, we must be licensed in all relevant jurisdictions that require licensure and comply with each such jurisdiction’s respective laws and regulations, as well as with judicial and administrative decisions applicable to us. Such licensing requirements also may require the submission of information regarding any person who has 10% or more of the combined voting power of our outstanding common stock. As a result of the voting provisions of our certificate of incorporation, a person could have 10% or more of the combined voting power of our common stock even though such person holds less than 10% of our outstanding common stock if certain conditions are met. In addition, we are currently subject to a variety of, and may in the future become subject to additional Canadian federal and provincial laws, and U.S. federal, state, and local laws that are continually evolving and developing, including laws on advertising and sales , as well as privacy laws, including the Telephone Consumer Protection Act (“TCPA”), the Telemarketing Sales Rule, the CAN-SPAM Act, the Canadian Anti-Spam Law, the Personal Information Protection and Electronic Documents Act, the Gramm-Leach-Bliley Act (“GLBA“), the California Consumer Privacy Act (“CCPA”), the California Privacy Rights Act (“CPRA”), the Virginia Consumer Data Protection Act and the Colorado Privacy Act. We expect more states to enact legislation similar to the CCPA and CPRA, which provide consumers with various privacy rights such as the right to request deletion of their data, the right to receive data on record for them and the right to know what categories of data, generally, are maintained about them, and increases the privacy and security obligations of entities handling certain personal information of such consumers. These regulations directly impact our business and require ongoing compliance, monitoring and internal and external audits as they continue to evolve, and may result in ever-increasing public scrutiny and escalating levels of enforcement and sanctions. Subsequent changes to data protection and privacy laws could also impact how we collect and process personal information, and therefore limit the effectiveness of our products and services as well as our ability to operate or expand our business, including limiting strategic partnerships that may involve the sharing of personal information. Certain federal regulators are also actively promulgating new and revised regulations that impact our business, including the Department of Veterans Affairs Interest Rate Reduction Refinance Loan rulemaking, the CFPB’s Dodd-Frank Section 1033 rulemaking, the CFPB’s nonbank consumer financial services provider enforcement order public registry rulemaking, FTC’s Safeguards Rule, and the interagency automated valuations rulemaking. Additionally, the interpretation of such data protection and privacy laws is rapidly evolving, making implementation and enforcement, and thus compliance requirements, ambiguous, uncertain, and potentially inconsistent. Although we make reasonable efforts to comply with all applicable data protection laws and regulations, our interpretations and such measures may have been or may prove to be insufficient or incorrect.

We must also comply with a number of federal, state and local consumer protection laws including, among others, TILA, the Real Estate Settlement Procedures Act (“RESPA”), the Fair Credit Reporting Act, ECOA, FHA, the TCPA, the GLBA, the Electronic Fund Transfer Act, the Servicemembers Civil Relief Act (“SCRA”), Military Lending Act, the Homeowners Protection Act (“HPA”), the Home Mortgage Disclosure Act (“HMDA”), the SAFE Act, the Federal Trade Commission Act, the Dodd Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”), U.S. federal and state laws prohibiting unfair, deceptive, or abusive acts or practices, and state foreclosure laws. These statutes apply to loan origination, marketing, use of credit reports, safeguarding of non-public, personally identifiable information about our clients, foreclosure and claims handling, investment of and interest payments on escrow balances and escrow payment features, and mandate certain disclosures and notices to clients.

In particular, various federal, state and local laws have been enacted that are designed to discourage predatory lending and servicing practices. The Home Ownership and Equity Protection Act of 1994 (“HOEPA”) prohibits inclusion of certain provisions in residential loans that have mortgage rates or origination costs in excess of prescribed levels and requires that borrowers be given certain disclosures prior to origination. Some states have enacted, or may enact, similar laws or regulations, which in some cases impose restrictions and requirements greater than those in HOEPA. In addition, under the anti-predatory lending laws of some states, the origination of certain residential loans, including loans that are not classified as “high cost” loans under applicable law, must satisfy a net tangible benefits test with respect to the related borrower. This test may be highly subjective and open to interpretation. As a result, a court may determine that a residential loan, for example, does not meet the test even if the related originator reasonably believed that the test was satisfied. Our failure to comply with these laws, or the failure of residential loan originators or servicers to comply with these laws, to the extent any of their residential loans are or become part of our mortgage-related assets, could subject us, as a servicer or, in the case of acquired loans, as an assignee or purchaser, to monetary penalties and could result in the borrowers rescinding the affected loans. Lawsuits have been brought in various states making claims against originators, servicers, assignees and purchasers of high cost loans for violations of state law. Named defendants in these cases have included numerous participants within the secondary mortgage market. If our loans are found to have been originated in violation of predatory or abusive lending laws, we could be subject to lawsuits or governmental actions, or we could be fined or incur losses.

The Conference of State Bank Supervisors in July 2021 issued model state regulatory prudential standards for nonbank mortgage servicers, which, if adopted by individual states, would impact our regulatory obligations, and could adversely affect our business with additional compliance costs and capital requirements.

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

Both the scope of the laws and regulations and the intensity of the supervision to which our businesses are subject have increased over time, in response to the 2008 financial crisis, the COVID-19 pandemic, as well as other factors such as technological and market changes. Regulatory enforcement and fines have also increased across the banking and financial services sector. We expect that our business will remain subject to extensive and changing regulation and supervision. These regulatory changes could result in an increase in our regulatory compliance burden and associated costs and place restrictions on our origination and servicing operations. Our failure to comply with applicable U.S. federal, state and local consumer protection, Canadian federal and provincial laws, and data privacy laws could adversely impact our business including loss of our licenses and approvals to engage in our servicing and lending businesses, damage to our reputation in the industry, governmental investigations and enforcement actions, administrative fines and penalties and litigation, diminished ability to sell loans that we originate or purchase and inability to raise capital.

As these U.S. federal, state and local laws, and Canadian federal and provincial laws evolve, it may be more difficult for us to identify these developments comprehensively, to interpret changes accurately and to train our team members effectively with respect to these laws and regulations. In addition, these laws may conflict with each other, and if we comply with the laws of one jurisdiction, we may find that we are violating laws of another jurisdiction. These difficulties potentially increase our exposure to the risks of non-compliance with these laws and regulations, which could be detrimental to our business. In addition, our failure to comply with these laws, regulations and rules may result in reduced payments by clients, modification of the original terms of loans, permanent forgiveness of debt, delays in the foreclosure process, increased servicing advances, litigation, enforcement actions, and repurchase and indemnification obligations. A failure to adequately supervise service providers and vendors, including outside foreclosure counsel, may also have these negative results.

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

To resolve issues raised in examinations or other governmental actions, we may be required to take various corrective actions, including changing certain business practices, making refunds or taking other actions that could be financially or competitively detrimental to us. We expect to continue to incur costs to comply with governmental regulations. In addition, certain legislative and executive actions and judicial decisions can give rise to the initiation of lawsuits against us for activities we conducted in the past. Furthermore, provisions in our mortgage loan and other loan product documentation, including but not limited to the mortgage and promissory notes we use in loan originations, could be construed as unenforceable by a court. We have been, and expect to continue to be, subject to regulatory enforcement actions and private causes of action from time to time with respect to our compliance with applicable laws and regulations.

The relatively recent influx of new laws, regulations, and other directives adopted in response to the COVID-19 pandemic exemplifies the ever-changing and increasingly complex regulatory landscape we operate in. While some regulatory reactions to the COVID-19 pandemic relaxed certain compliance obligations, the forbearance requirements imposed on mortgage servicers in the CARES Act added new regulatory responsibilities. The GSEs and the FHFA, Ginnie Mae, HUD, various investors and others have also issued guidance relating to the COVID-19 pandemic. We have received and expect to continue to receive inquiries from various federal and state lawmakers, attorneys general and regulators seeking information on our COVID-19 response and its impact on our business, team members, and clients. Future regulatory scrutiny and enforcement resulting from the COVID-19 pandemic is unknown.

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

As a licensed title and settlement service provider, and an appraisal management company, Amrock is currently subject to a variety of, and may in the future become subject to, additional, federal, state, and local laws and regulations that are continually changing, including laws and regulations related to: the real estate, title, mortgage, and valuation industries; mobile- and internet-based businesses; and data security, advertising, privacy and consumer protection laws. For instance, Amrock is subject to federal laws such as GLBA and RESPA and state insurance laws. These laws can be costly to comply with, require significant management attention, and could subject us to claims, government enforcement actions, civil and criminal liability, or other remedies, including revocation of licenses and suspension of business operations.

Amrock Title Insurance Company ("ATIC"), a title insurance underwriter, is heavily regulated by its domiciled state of Texas and by the department of insurance in each state where it holds a certificate of authority to transact title insurance. It is subject to state title insurance statutes and insurance codes as well as federal law. Title insurance rates are regulated differently in various states, with most states requiring ATIC to file and receive approval of rates before such rates become effective to be utilized by title agents. Other states set promulgated rates controlling the title insurance rates that can be charged. These regulations could hinder the underwriter’s and the agent’s ability to promptly adapt to changing market dynamics through price adjustments, which could adversely affect operations, particularly in a rapidly declining market. ATIC is also subject to regulations and reporting requirements imposed by the National Association of Insurance Commissioners (“NAIC”). The laws and regulations governing insurance companies continue to evolve and vary by state, adding uncertainty and complexity to compliance. Financial conditions and claim management practices are subject to regulator examinations and high scrutiny. Departures from compliance, sound underwriting practices or adequate reserves for unknown claims could result in fines, enforcement actions or loss of authority to insure.

More restrictive laws and regulations may be adopted in the future, and governmental bodies or courts may interpret existing laws or regulations in a more restrictive manner, which could render our current business practices non‑compliant or which could make compliance more difficult or expensive. Any of these, or other, changes in laws or regulations could have a detrimental effect on our business or require extensive change to our compliance management system.

Our origination and servicing policies and procedures are subject to examination by our regulators, and the results of these examinations may require substantial financial resources to remediate or changes to our business practices.

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

We are also supervised by regulatory agencies under state and Canadian law. State attorneys general, state licensing regulators, and state and local consumer protection offices have authority to investigate consumer complaints and to commence investigations and other formal and informal proceedings regarding our operations and activities. In addition, the GSEs and the FHFA, Ginnie Mae, the FTC, the HUD, various investors, non‑agency securitization trustees, warehouse line providers, and others subject us to periodic reviews and audits. A determination of our failure to comply with applicable law or other relevant requirements could lead to enforcement action, administrative fines and penalties, or other administrative action.

Regulatory agencies and consumer advocacy groups are becoming more aggressive in asserting claims that the practices of lenders and loan servicers result in a disparate impact on protected classes.

Antidiscrimination statutes, such as the FHA and the ECOA, prohibit creditors from discriminating against loan applicants and borrowers based on certain characteristics, such as race, ethnicity, sex, religion and national origin. States have analogous anti-discrimination laws that extend protections beyond the protected classes under federal law, extending protections, for example to gender identity. Various federal regulatory agencies and departments, including the U.S. Department of Justice ("DOJ") and CFPB, take the position that these laws apply not only to intentional discrimination, but also to neutral practices that have a disparate impact on a group that shares a characteristic that a creditor may not consider in making credit decisions (i.e., creditor or servicing practices that have a disproportionate negative affect on a protected class of individuals).

These regulatory agencies, as well as consumer advocacy groups and plaintiffs’ attorneys, are focusing greater attention on “disparate impact” claims. In 2015, the U.S. Supreme Court confirmed that the “disparate impact” theory applies to cases brought under the FHA, while emphasizing that a causal relationship must be shown between a specific policy of the defendant and a discriminatory result that is not justified by a legitimate, nondiscriminatory business objective of the defendant. In 2020, HUD issued a final rule amending HUD’s interpretation of the FHA’s disparate impact standard; however, HUD more recently in June 2021 proposed rescinding HUD’s 2020 final rule and restoring HUD’s 2013 disparate impact standard. Although it is still unclear whether the theory applies under the ECOA, regulatory agencies and private plaintiffs can be expected to continue to apply it to both the FHA and the ECOA in the context of home loan lending and servicing. To the extent that the “disparate impact” theory continues to apply, we may be faced with significant administrative burdens in attempting to comply and potential liability for failures to comply.

Furthermore, many industry observers believe that the “ability to repay” rule issued by the CFPB, discussed above, will have the unintended consequence of having a disparate impact on protected classes. Specifically, it is possible that lenders that make only Qualified Mortgages may be exposed to discrimination claims under a disparate impact theory.

Beyond exposure to potential fair lending or servicing claims under disparate impact theory, lenders face increasing regulatory, enforcement and litigation risk under the FHA and ECOA from claims of “redlining” and “reverse redlining.” Redlining is the practice of denying a creditworthy applicant a loan for housing in a certain neighborhood even though the applicant may be otherwise qualified. Reverse redlining is targeting an applicant in a certain neighborhood for higher cost products or services. In late 2021, the DOJ launched a “combating redlining initiative” and partnership with other federal and state agencies, including the CFPB, to police these practices, making clear they are a high priority across the financial services regulatory ecosystem.

In June 2021 the U.S. Federal Government also formed an interagency task force to address concerns around improper bias in home appraisals. The CFPB, HUD and FHFA all have been clear that policing such bias and working to develop new guidance for industry as to how it can reduce human discretion in the home appraisal and valuation process are key agency priorities in 2022. Such efforts could result in a change in our appraisal practices or expose us to liability under the FHA or ECOA.

In addition to reputational harm, violations of the ECOA and the FHA can result in actual damages, punitive damages, injunctive or equitable relief, attorneys’ fees and civil money penalties.

Relatedly, state legislatures and state financial regulatory agencies are becoming increasingly interested in implementing state level versions of the federal Community Reinvestment Act of 1977 (“CRA”). The federal CRA was enacted as part of several landmark pieces of legislation to address systemic inequities in access to credit, expand financial inclusion, and reverse the impact of decades of redlining in low and moderate-income ("LMI") communities and minority communities. The federal CRA currently only applies to federally insured depository banks and institutions, and evaluates their lending, services and investments in LMI and minority communities. However, certain state CRAs expanded the scope of application to include non-depository mortgage lenders, such as Rocket Mortgage. Currently, there are three states that have CRA legislation: Massachusetts, as well as Illinois (where extensive rulemaking is underway to implement the legislative requirements), and New York, both of which were recently passed in 2021, with other states expected to introduce similar CRA legislation in future legislative sessions. The lack of consistency and clarity on the scope of how the state level CRAs will be applied and how entities will be examined presents unknown compliance risks that may adversely impact our operations, and could inadvertently provide additional evidentiary support for potential disparate impact claims.

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

The CFPB continues to be active in its monitoring of the loan origination and servicing sectors, and its recently issued rules, published guidance, and enforcement actions with third parties increase our regulatory compliance burden and associated costs.

We are subject to the regulatory, supervisory and examination authority of the CFPB, which has oversight of federal and state non-depository lending and servicing institutions, including residential mortgage originators and loan servicers. With the change in Presidential Administrations, and in turn, CFPB leadership, the CFPB is heightening its examination and enforcement scrutiny of the consumer finance, including mortgage, industry. The CFPB has rulemaking and enforcement authority with respect to many of the federal consumer protection laws applicable to mortgage lenders and servicers, including TILA, RESPA, and the Fair Debt Collections Practices Act. The CFPB has issued a number of regulations under the Dodd-Frank Act relating to loan origination and servicing activities, including ability-to-repay and “Qualified Mortgage” standards and other origination standards and practices as well as servicing requirements that address, among other things, periodic billing statements, certain notices and acknowledgments, prompt crediting of borrowers’ accounts for payments received, additional notice, review and timing requirements with respect to delinquent borrowers, loss mitigation, prompt investigation of complaints by borrowers, and lender-placed insurance notices. The CFPB has also amended provisions of HOEPA regarding the determination of high-cost mortgages, and of Regulation B, to implement additional requirements under the Equal Credit Opportunity Act with respect to valuations, including appraisals and automated valuation models. The CFPB has also issued guidance to loan servicers to address potential risks to borrowers that may arise in connection with transfers of servicing and has increased the focus on lender liability and vendor management across the mortgage and settlement services industries, which may vary depending on the services being performed.

For example, the CFPB iteratively adopted rules over the course of several years regarding mortgage servicing practices that required us to make modifications and enhancements to our mortgage servicing processes and systems. In 2021, the CFPB issued a final rule amending RESPA Regulation X to provide additional protections relating to loss mitigation and foreclosures to mortgage borrowers impacted by the COVID-19 pandemic, as well as a supervisory bulletin 2021-02 warning that companies “unable to adequately manage loss mitigation can expect the Bureau to take enforcement or supervisory action to address violations under Regulation X, CFPA, or other authorities.” The CFPB has taken enforcement action against third party mortgage servicers for COVID-19 related compliance issues. The intersection of the CFPB’s mortgage-servicing rules and COVID-19 is evolving, will pose new challenges to the servicing industry and will be subject to ongoing changes, interpretations, and potential conflict between laws, rules, regulations, and supervisory actions. On November 10, 2021, the CFPB released a joint statement with other government agencies announcing a return to enforcement to ensure mortgage servicers are compliant with COVID-19 consumer protections, thereby ending relaxed enforcement standards previously announced in April 2020.

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

While the QM Patch was technically extended until the October 1, 2022 mandatory compliance date of the final amendments to the General QM definition in Regulation Z, the QM Patch was no longer an available route to Qualified Mortgage status as of July 1, 2021 given the applicable revisions to the PSPAs between the FHFA and Department of Treasury. The PSPAs no longer permit Fannie Mae and Freddie Mac to purchase loans under the QM Patch and all such loans must now comply with General QM requirements to be saleable to Fannie Mae and Freddie Mac. We cannot predict what actions the CFPB will take and how it might affect us and other mortgage originators. For a discussion of the risk to our business due to possible changes in the conservatorship status of Fannie Mae and Freddie Mac, see “Business - Government Regulations."

Beyond these mortgage-specific initiatives, the CFPB is generally increasing its scrutiny of fee-based business models and so-called “junk fees,” as noted above, fair lending and servicing, and potential misuse of consumer data, all of which could subject players in the mortgage industry to additional rules or supervisory or enforcement scrutiny. Pursuant to its supervisory authority, the CFPB has conducted routine examinations of our business and will conduct future examinations. The CFPB’s examinations have increased, and will likely continue to increase, our administrative and compliance costs. They could also greatly influence the availability and cost of residential mortgage credit and increase servicing costs and risks. These increased costs of compliance, the effect of these rules on the lending industry and loan servicing, and any failure in our ability to comply with the new rules by their effective dates, could be detrimental to our business. The CFPB also issued guidelines on sending examiners to banks and other institutions that service and/or originate mortgages to assess whether consumers’ interests are protected. The CFPB has conducted routine examinations of our business and will conduct future examinations.

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

Additionally, due to the geographic scope of our operations and the nature of the services we provide, certain of our subsidiaries may be required to obtain and maintain certain licenses in all states where they operate, including:

•    Rocket Homes is required to obtain and maintain real estate brokerage licenses.

•    Amrock is required to obtain and maintain various licenses as a title agent, settlement service provider, and appraisal management company. In addition, individual service providers must also maintain licenses to provide escrow, notary, and appraisal services. Many state licenses are renewed at a regular frequency, typically annually, in order to keep the license in good standing.

•    Rocket Loans may be required to obtain and maintain new licenses in certain states where such activity previously did not require licensing due to evolving standards in the financial services industry and legislative activity.

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

We may not be able to maintain all requisite licenses and permits, and the failure to satisfy those and other regulatory requirements could restrict our ability to broker, originate, purchase, sell or service loans, or to finance solar energy equipment. In addition, our failure to satisfy any such requirements relating to servicing of loans could result in a default under our servicing agreements and have a material adverse effect on our operations. Those states that currently do not provide extensive regulation of our business may later choose to do so, and if such states so act, we may not be able to obtain or maintain all requisite licenses and permits. Furthermore, the adoption of additional, or the revision of existing, rules and regulations could have a detrimental effect on our business.

We are subject to laws and regulations regarding our use of telemarketing; a failure to comply with such laws, including the TCPA, could increase our operating costs and adversely impact our business.

We engage in outbound telephone and text communications with consumers, and accordingly must comply with a number of laws and regulations that govern said communications, including the TCPA and Telemarketing Sales Rules. The U.S. Federal Communications Commission (“FCC”) and the FTC have responsibility for regulating various aspects of these laws. Among other requirements, the TCPA requires us to obtain prior express written consent for certain communications and to adhere to “do-not-call” registry requirements which, in part, mandate that we maintain and regularly update lists of consumers who have chosen not to be called and restrict calls to consumers who are on the national do-not-call list. Many states have similar consumer protection laws regulating telemarketing. These laws may limit our ability to communicate with consumers and reduce the effectiveness of our marketing programs. The TCPA does not distinguish between voice and data, and, as such, SMS/MMS messages are also “calls” for the purpose of TCPA obligations and restrictions.

For violations of the TCPA, the law provides for a private right of action under which a plaintiff may recover monetary damages of $500 for each call or text made in violation of the prohibitions on calls made using an “artificial or pre‑recorded voice” or an automatic telephone dialing system (“ATDS”). A court may treble the amount of damages upon a finding of a “willful or knowing” violation. There is no statutory cap on maximum aggregate exposure (although some courts have applied in TCPA class actions constitutional limits on excessive penalties). An action may be brought by the FCC, a state attorney general, an individual, or a class of individuals. Like other companies that rely on telephone and text communications, we are regularly subject to putative, class action suits alleging violations of the TCPA. To date, no such class has been certified. If in the future we are found to have violated the TCPA, the amount of damages and potential liability could be extensive and adversely impact our business. Accordingly, were such a class certified or if we are unable to successfully defend such a suit, as we have in the past, then TCPA damages could have a material adverse effect on our results of operations and financial condition.

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

On August 16, 2022, the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”) was enacted, which, among other things, imposed a 15% minimum tax on book income of certain large corporations, a 1% excise tax on net stock repurchases made after December 31, 2022 and several tax incentives to promote clean energy. Further proposed tax changes that may be enacted in the future could impact our current or future tax structure and effective tax rates. The federal government has previously proposed other legislation that would further broaden the tax base and limit tax deductions in certain situations. Proposed and future provisions could have a material adverse impact on our tax rate, cash flow, and financial results. There can be no assurance that future tax law changes will not increase the rate of the corporate income tax significantly, impose new limitations on deductions, credits or other tax benefits, or make other changes that may adversely affect our business, cash flows or financial performance. In the absence of additional clarification and guidance from the IRS on certain tax matters, the Company will take positions with respect to a number of unsettled issues. There is no assurance that the IRS or a court will agree with the positions taken by us, in which case tax penalties and interest may be imposed that could adversely affect our business, cash flows or financial performance. In the future, additional guidance may be issued by the IRS, the Department of the Treasury, or other governing body that may significantly differ from our interpretation of the law, which may result in a material adverse effect on our business or financial condition.

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

We operate in an industry that is highly sensitive to consumer protection, and we are subject to numerous local, state and federal laws and regulations that are continually changing. Remediation for non‑compliance with these laws and regulations can be costly and significant fines may be incurred. We are routinely involved in legal proceedings alleging improper lending, servicing or marketing practices, abusive loan terms and fees, disclosure violations, quiet title actions, improper foreclosure practices, violations of consumer protection, securities or other laws, breach of contract and other related matters. We are also occasionally named as a party in intellectual property litigation. We will incur defense costs and other legal expenses in connection with these lawsuits. Additionally, the final resolution of these actions may be unfavorable to us, which could be detrimental to our business. In cases where the final resolution is favorable to us, we may still incur a significant amount of legal expenses. In addition to the expense and burden incurred in defending any of these actions and any damages that we may incur, our management’s efforts and attention may be diverted from the ordinary business operations in order to address these claims.

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

Our share price has been, and may in the future be, volatile, and in the past companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We have become the target of this type of litigation and in June 2021 a class action lawsuit alleging violations of the federal securities laws was filed against us and certain of our directors and officers. Lawsuits such as this one has resulted and will result in other, derivative lawsuits being filed, may be expensive to defend, and may divert our management’s attention from the conduct of our business, which could have an adverse effect on our business.

The conduct of the brokers through whom we originate loans could subject us to fines or other penalties.

The brokers through whom we originate loans have parallel and separate legal obligations to which they are subject. While these laws may not explicitly hold the originating lenders responsible for the legal violations of such brokers, U.S. federal and state agencies increasingly have sought to impose such liability. The DOJ, through its use of a disparate impact theory under the FHA, is attempting to hold home loan lenders responsible for the pricing practices of brokers, alleging that the lender is directly responsible for the total fees and charges paid by the borrower even if the lender neither dictated what the broker could charge nor kept the money for its own account. In addition, under the TRID rules, we may be responsible for improper disclosures made to clients by brokers. We may be subject to claims for fines or other penalties based upon the conduct of the independent home loan brokers with which we do business.

Risks Relating to Privacy and Intellectual Property

The collection, processing, storage, use and disclosure of personal data could give rise to liabilities as a result of governmental regulation, conflicting legal requirements or differing views of personal privacy rights.

In the processing of consumer transactions, our businesses receive, transmit and store a large volume of personally identifiable information and other user data. The collection, sharing, use, disclosure and protection of this information are governed by the privacy and data security policies maintained by us and our businesses. Moreover, there are federal, state and international laws regarding privacy and the storing, sharing, use, disclosure and protection of personally identifiable information and user data. Specifically, personally identifiable information is increasingly subject to legislation and regulations in numerous jurisdictions around the world, the intent of which is to protect the privacy of personal information that is collected, processed and transmitted in or from the governing jurisdiction. In the United States, regulations and interpretations concerning personally identifiable and data security promulgated by state and federal regulators, including, but not limited to, the CFPB, FTC, NYDFS and CPPA (California’s regulatory body authorized to enforce CPRA), could conflict or give rise to differing views of personal privacy rights. We could be materially and adversely affected if legislation or regulations are expanded to require changes in business practices or privacy policies, or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business, financial condition, and results of operations.

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

In order to protect our intellectual property rights, we may be required to spend significant resources. Litigation brought to protect and enforce our intellectual property rights could be costly, time consuming and could result in the diversion of time and attention of our management team and could result in the impairment or loss of portions of our intellectual property. Furthermore, attempts to enforce our intellectual property rights against third parties could also provoke these third parties to assert their own intellectual property or other rights against us, or result in a holding that invalidates or narrows the scope of our rights, in whole or in part. Third party misuse of our intellectual property in attempts to defraud our clients and others are often difficult to identify and costly to enforce against. Our failure to adequately address these third parties could result in material harm to our reputation. Our failure to secure, maintain, protect and enforce our intellectual property rights could adversely affect our brands and adversely impact our business.

Our success and ability to compete also depends in part on our ability to operate without infringing, misappropriating or otherwise violating the intellectual property or proprietary rights of third parties. We have encountered, and may in the future encounter, disputes from time to time concerning intellectual property rights of others, including our competitors, and we may not prevail in these disputes. Third parties may raise claims against us alleging an infringement, misappropriation or other violation of their intellectual property rights, including trademarks, copyrights, patents, trade secrets or other intellectual property or proprietary rights. Some third party intellectual property rights may be extremely broad, and it may not be possible for us to conduct our operations in such a way as to avoid all alleged infringements, misappropriations or other violations of such intellectual property rights. In addition, former employers of our current, former or future team members may assert claims that such team members have improperly disclosed to us the confidential or proprietary information of these former employers. The resolution of any such disputes or litigations is difficult to predict. Future litigation may also involve non-practicing entities or other intellectual property owners who have no relevant product offerings or revenue and against whom our ownership of intellectual property may therefore provide little or no deterrence or protection. An assertion of an intellectual property infringement, misappropriation or other claim against us may result in adverse judgments, settlement on unfavorable terms or cause us to spend significant amounts to defend the claim, even if we ultimately prevail and we may have to pay significant money damages, lose significant revenues, be prohibited from using the relevant systems, processes, technologies or other intellectual property (temporarily or permanently), cease offering certain products or services, or incur significant license, royalty or technology development expenses. Defending against such claims could be costly, time consuming and could result in the diversion of time and attention of our management team. In addition, although in some cases a third party may have agreed to indemnify us for such infringement, misappropriation or other violation, such indemnifying party may refuse or be unable to uphold its contractual obligations.

Risks Relating to our Human Capital

We may not be able to hire, train and retain qualified personnel to support our growth, and difficulties with hiring, team member training and other labor issues could adversely affect our ability to implement our business objectives and disrupt our operations.

Our operations depend on the work of our approximately 18,500 team members. Our future success will depend on our ability to continue to hire, integrate, develop and retain highly qualified personnel for all areas of our organization. Any talent acquisition and retention challenges could reduce our operating efficiency, increase our costs of operations and harm our overall financial condition. We could face these challenges if competition for qualified personnel intensifies or the pool of qualified candidates becomes more limited. Additionally, we invest heavily in training our team members, which increases their value to competitors who may seek to recruit them. The inability to attract or retain qualified personnel could have a detrimental impact on cost and performance for our business.

If we cannot maintain our corporate culture, we could lose the innovation, collaboration and focus on the mission that contribute to our business.

We believe that a critical component of our success is our corporate culture and our deep commitment to our mission. We believe this mission-based culture fosters innovation, encourages teamwork and cultivates creativity. Our mission defines our business philosophy as well as the emphasis that we place on our clients, our people and our culture and is consistently reinforced to and by our team members. As we continue to innovate and change in response to market and environmental changes and operate in a hybrid work environment, we may find it difficult to maintain these valuable aspects of our corporate culture and our long-term mission. Any failure to preserve our culture could negatively impact our future success, including our ability to attract and retain team members, encourage innovation and teamwork, and effectively focus on and pursue our mission and corporate objectives.

Loss of our key leadership could result in a material adverse effect on our business.

Our future success depends to a significant extent on the continued services of our senior leadership, including our Chief Executive Officer, our President and Chief Operating Officer, our Chief Financial Officer and Treasurer and our General Counsel and Secretary. The experience of our senior leadership is a valuable asset to us and would be difficult to replace, we do not maintain “key person” life insurance for any of our personnel. On February 13, 2023, the Company announced that its Chief Executive Officer will retire from his position, effective June 1, 2023. The Board of Directors has appointed Bill

Emerson, the current Vice Chairman of RHI and former chief executive officer of Rocket Mortgage, as Interim Chief Executive Officer. In addition, on October 3, 2022, the Company announced that its Chief Financial Officer would transition into a strategic advisory role and its General Counsel and Secretary would retire. These leadership transitions, as well as other future senior management changes, could disrupt and have a detrimental effect on our business..

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

In certain circumstances, Holdings is required to make distributions to us, RHI and Dan Gilbert, and the distributions that Holdings is required to make may be substantial and in excess of our tax liabilities and obligations under the Tax Receivable Agreement. To the extent we do not distribute or otherwise utilize such excess cash, RHI and Dan Gilbert would benefit from any value attributable to such cash balances as a result of their ownership of Class B common stock (or Class A common stock, as applicable) following an exchange of their Holdings Units and corresponding shares of Class D common stock (or Class C common stock, as applicable).

Holdings is treated as a partnership for U.S. federal income tax purposes and, as such, is not subject to any entity-level U.S. federal income tax. Instead, taxable income is allocated to us, RHI and Dan Gilbert, as holders of Holdings Units. Accordingly, we incur income taxes on our allocable share of any net taxable income of Holdings. Under the operating agreement of Holdings (the “Holdings Operating Agreement”), Holdings is generally required from time to time to make pro rata distributions in cash to its equity holders, RHI, Dan Gilbert and us, in amounts sufficient to cover the taxes on their allocable share of the taxable income of Holdings. As a result of (i) potential non pro rata allocations of net taxable income allocable to us, RHI and Dan Gilbert, (ii) the lower tax rate applicable to corporations as compared to individuals, (iii) the favorable tax benefits that we anticipate receiving from the exchange of Holdings Units and corresponding shares of Class D common stock or Class C common stock and future purchases of Holdings Units (along with corresponding shares of Class D common stock or Class C common stock) from RHI and Dan Gilbert and (iv) the favorable tax benefits that we anticipate receiving from payments under the Tax Receivable Agreement, these tax distributions have been, and we expect that they will continue to be in amounts that exceed our tax liabilities and obligations to make payments under the Tax Receivable Agreement. Our board of directors will determine the appropriate uses for any excess cash so accumulated, which in the past has included and may include in the future, stock buybacks, the payment obligations under the Tax Receivable Agreement, the payment of other expenses, the declaration of a stock dividend on our Class A common stock, along with the purchase of a corresponding number of common units in Holdings, and the purchase of additional common units in Holdings, along with a recapitalization of all of the outstanding common units in Holdings. To the extent we do not take such actions and instead, for example, hold such cash balances or lend them to Holdings, RHI and Dan Gilbert would benefit from any value attributable to such cash balances as a result of their ownership of Class B common stock (or Class A common stock, as applicable) following an exchange of their Holdings Units and corresponding shares of Class D common stock (or Class C common stock, as applicable). No adjustments to the present exchange ratio of one-to-one for Holdings Units and corresponding shares of Class D common stock or Class C common stock will be made as a result of (i) any cash distribution by Holdings or (ii) any cash that we retain and do not distribute to our stockholders.

We are controlled by RHI, an entity controlled by Dan Gilbert, whose interests may conflict with our interests and the interests of other stockholders.

RHI, an entity controlled by Dan Gilbert, our founder and Chairman, holds 93.7% of our issued and outstanding Class D common stock and controls 80.7% of the combined voting power of our common stock. As a result, RHI is able to control any action requiring the general approval of our stockholders, so long as it owns at least 10% of our issued and outstanding common stock, including the election of our board of directors, the adoption of amendments to our certificate of incorporation and bylaws and the approval of any merger or sale of substantially all of our assets. So long as RHI continues to directly or indirectly own a significant amount of our equity, even if such amount is less than a majority of the combined voting power of our common stock, RHI will continue to be able to substantially influence the outcome of votes on all matters requiring approval by the stockholders, including our ability to enter into certain corporate transactions. The interests of RHI could conflict with or differ from our interests or the interests of our other stockholders. For example, the concentration of ownership held by RHI could delay, defer or prevent a change of control of our Company or impede a merger, takeover or other business combination that may otherwise be favorable for us.

We share our Chief Executive Officer and certain directors with RHI, our Chief Executive Officer does not devote his full time and attention to our affairs, and the overlap may give rise to conflicts.

Our Chief Executive Officer, Jay Farner, continues to serve as Chief Executive Officer of RHI. Although we expect that Jay will continue to devote a majority of his time to the business of the Company, he will not be able to devote his full time, effort and attention to the Company’s affairs. In addition, our Chief Executive Officer, our other executive officers and the directors affiliated with RHI continue to own equity interests in RHI. Furthermore, three members of our board of directors (Dan Gilbert, Jennifer Gilbert and Matthew Rizik) continue to be directors of RHI and two members of our board of directors (Bill Emerson and Matthew) continue to be officers of RHI. The overlap and the ownership of RHI equity interests may lead to actual or apparent conflicts of interest with respect to matters involving or affecting our Company and RHI and its affiliates other than the Company and its subsidiaries (collectively, RHI and its affiliates other than the Company and its subsidiaries, the “RHI Affiliated Entities”). For example, there will be potential for conflicts of interest if there are issues or disputes under the commercial arrangements that exist between us and the RHI Affiliated Entities or if we or one of the RHI Affiliated Entities look at acquisition or investment opportunities that may be suitable for both companies.

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

The actual tax benefit, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, including, among others, the timing of exchanges by or purchases from RHI and Dan Gilbert, the price of our Class A common stock at the time of the exchanges or purchases, the extent to which such exchanges are taxable, the amount and timing of the taxable income we generate in the future and the tax rate then applicable, and the portion of our payments under the Tax Receivable Agreement constituting imputed interest. Future payments under the Tax Receivable Agreement could be substantial. Of the $613.7 million Tax receivable agreement liability recorded, we estimate that, as a result of the amount of the increases in the tax basis in Holdings’ assets from the purchase of Holdings Units (along with the corresponding shares of our Class D common stock) in connection with the initial public offering, the over-allotment option (Greenshoe), and the March 2021 paired interest exchange, assuming no material changes in the relevant tax law and that we will have sufficient taxable income to utilize all of the tax attributes covered by the Tax Receivable Agreement when they are first available to be utilized under applicable law, future payments to RHI and Dan Gilbert under the Tax Receivable Agreement would aggregate to approximately $267.6 million over the next 20 years and for yearly payments over that time to range between zero to $40.0 million per year. Future payments under the Tax Receivable Agreements in respect of subsequent purchases or exchanges of Holdings Units (along with the corresponding shares of Class D common stock or Class C common stock) would be in addition to these amounts. The payments under the Tax Receivable Agreement are not conditioned upon RHI’s or Dan Gilbert’s continued ownership of us.

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

In addition, the Tax Receivable Agreement provides that in the case of a change in control of the Company or a material breach of our obligations under the Tax Receivable Agreement, we are required to make a payment to RHI and Dan Gilbert in an amount equal to the present value of future payments (calculated using a discount rate equal to the lesser of 6.50% or a rate based on the benchmark rate used to determine pricing or interest rates in a majority of our then-outstanding repurchase or warehouse agreements or other financing arrangements providing for the financing of mortgage loans plus 100 basis points, which may differ from our, or a potential acquirer’s, then-current cost of capital) under the Tax Receivable Agreement, which payment would be based on certain assumptions, including those relating to our future taxable income. In these situations, our obligations under the Tax Receivable Agreement could have a substantial negative impact on our, or a potential acquirer’s, liquidity and could have the effect of delaying, deferring, modifying or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. These provisions of the Tax Receivable Agreement may result in situations where RHI and Dan Gilbert have interests that differ from or are in addition to those of our other stockholders. In addition, we could be required to make payments under the Tax Receivable Agreement that are substantial, significantly in advance of any potential actual realization of such further tax benefits, and in excess of our, or a potential acquirer’s, actual cash savings in income tax.

Finally, because we are a holding company with no operations of our own, our ability to make payments under the Tax Receivable Agreement is dependent on the ability of our subsidiaries to make distributions to us. Our debt agreements may restrict the ability of our subsidiaries to make distributions to us, which could affect our ability to make payments under the Tax Receivable Agreement. To the extent that we are unable to make payments under the Tax Receivable Agreement as a result of restrictions in our debt agreements, such payments will be deferred and will accrue interest until paid, which could negatively impact our results of operations and could also affect our liquidity in periods in which such payments are made.

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

The obligations associated with being a public company require significant resources and management attention, and we have and will continue to incur increased costs as a result of being a public company.

We face increased legal, accounting, administrative, and other costs and expenses related to operating as a public company. We are subject to the Securities Act of 1933, the Securities Exchange Act of 1934, the rules and regulations implemented by the SEC, the Sarbanes-Oxley Act, the Dodd-Frank Act, the Public Company Accounting Oversight Board, and the listing requirements of the NYSE, each of which imposes additional reporting and other obligations on public companies. These rules and regulations and changes in laws, regulations and standards relating to corporate governance and public disclosure, have and will continue to increase our legal and financial compliance costs, make some activities more time consuming and costly, and may result in a strain on our systems and resources. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. In addition, the demands associated with being a public company may disrupt regular operations of our business by diverting the attention of some of our leadership away from revenue-producing activities. The increase in administrative expenses and a diversion of our leadership from revenue-generating activities may have an adverse effect on our business, financial condition, and results of operations.

Risks Related to Ownership of Our Class A Common Stock

A material weakness in our control environment could have a material adverse effect on us including an inability to accurately or timely report our financial results and our stock price could be adversely affected.

Our ability to comply with the annual internal control reporting requirements will depend on the effectiveness of our financial reporting and data systems and controls across the Company. These systems and controls involve significant expenditures and become increasingly complex as our business grows. To effectively manage this complexity, we need to continue to improve our operational, financial and management controls and our reporting systems and procedures. Effective internal controls are necessary for us to provide reasonable assurance with respect to our financial reports and operating results, adequately mitigate the risk of fraud and protect our reputation. Internal controls over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. In addition, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that the control may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Any weaknesses or deficiencies or any failure to implement required new or improved controls, or difficulties encountered in the implementation or operation of these controls, could harm our operating results and cause us to fail to meet our financial reporting obligations or result in material misstatements in our financial statements, which could adversely affect our business and reduce our stock price.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness in our internal control over financial reporting could adversely impact our ability to provide timely and accurate financial information. If we are unable to report financial information timely and accurately or to maintain effective disclosure controls and procedures, we could adversely affect our business prospects.

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

As of February 22, 2023, we had 124,859,705 shares of Class A Common Stock outstanding and 1,848,879,483 shares of Class A Common Stock issuable upon potential exchanges and/or conversions. Of these shares, 1,849,013,355 are “restricted securities,” as that term is defined under Rule 144 of the Securities Act. The holders of these “restricted securities” are entitled to dispose of their shares pursuant to (i) the applicable holding period, volume and other restrictions of Rule 144 or (ii) another exemption from registration under the Securities Act. Additional sales of a substantial number of our shares of Class A Common Stock in the public market, or the perception that sales could occur, could have a material adverse effect on the price of our Class A Common Stock. We have filed a registration statement under the Securities Act registering 152,122,012 shares of our Class A common stock reserved for issuance under the 2020 Omnibus Incentive Plan and our Team Member Stock Purchase Plan (“TMSPP”). We have entered into a Registration Rights Agreement pursuant to which we have granted demand and piggyback registration rights to RHI, Dan Gilbert and the affiliates of Dan Gilbert.

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

Risks Related to the COVID-19 Pandemic

The COVID-19 pandemic, the actions taken to mitigate the impact of the pandemic on consumers, and the inflationary pressures as a result of the pandemic have adversely affected our ability to generate business, including our ability to originate and service mortgages.

The COVID-19 pandemic has had, and has the potential to continue to have, a significant impact on the national economy, consumer behavior, team member behavior, and the communities in which we operate. The potential for persistent impact of COVID-19 and/or new COVID-19 variants that may emerge cannot be predicted at this time. There is significant uncertainty regarding the extent to which and how long the COVID-19 pandemic may reemerge with significant impact and if new related government directives, actions and economic relief efforts will affect the core aspects of our business, including the origination of mortgages and our servicing operations. Such effects, if they continue for a prolonged period, may have a material adverse effect on our business and results of operation and may continue to adversely affect us during fiscal year 2023 and possibly longer.

Following the inflationary pressures resulting from the pandemic, the U.S. Federal Reserve has announced several significant increases in the federal funds rate for the first time since 2018, which in turn has increased home mortgage interest rates. As a result of this higher interest rate environment, demand for new mortgage originations and refinancings of existing mortgages have decreased and costs for home loan and other financing options have risen. For additional information about the impacts of interest rates on our business, see Risks Relating to the Financial and Macroeconomic Environment - Our business is significantly impacted by interest rates. Changes in prevailing interest rates or U.S. monetary policies that affect interest rates have and may continue to have a detrimental effect on our business.

The COVID-19 pandemic has impacted and could continue to impact our origination of mortgages. While the origination of a mortgage has not been restricted by past state or local pandemic-related orders, potential future government restrictions and closings could impact our business operations that depend on third parties such as appraisers, closing agents, local recording offices, and others for loan-related services and/or verifications. While we are no longer dealing with shelter in place or similar pandemic-related orders, we are still working through COVID-19 impacts, such as mortgage recording delays and consumer income instability. In addition, productivity of our team members has been and may continue to be impacted by new COVID-19 variants and the desire for more remote work flexibility. The impact on home sales and future growth is uncertain. Any slowdown may materially decrease the number and volume of mortgages we originate.

Federal, state, and local executive, legislative and regulatory responses to the COVID-19 pandemic may continue to evolve, may not be consistent in scope or application, and are subject to change without advance notice. Such efforts may impose additional compliance obligations, which may negatively impact our mortgage origination and servicing business. Any additional legal or regulatory responses to the COVID-19 pandemic may unfavorably restrict our business operations, alter our established business practices, and otherwise raise our compliance costs.

The executive, legislative and regulatory reaction to the COVID-19 pandemic, including the passage of the CARES Act, poses evolving compliance obligations on our business, and we may experience unfavorable changes in or failure to comply with existing or future regulations and laws adopted in response to COVID-19.

Due to the unprecedented effect of the COVID-19 pandemic on major sectors of the U.S. economy, numerous states and the federal government adopted measures requiring mortgage servicers to work with consumers negatively impacted by the pandemic. The CARES Act imposes several compliance obligations on our mortgage servicing activities, including, but not limited to mandatory forbearance offerings, altered credit reporting obligations, and late fee assessment restrictions. Many states have taken and continue to take similar measures to provide mortgage payment and other relief to consumers, which create additional complexity around our mortgage servicing compliance activities.

With the urgency to help consumers, the expedient passage of the CARES Act increases the likelihood of unintended consequences from the legislation. An example of such unintended consequences is the liquidity pressure placed on mortgage servicers given our contractual obligation to continue to advance payments to investors on loans in forbearance where consumers are not making their typical monthly mortgage payments. Moreover, certain provisions of the CARES Act are subject to interpretation given the existing ambiguities in the legislation, which creates regulatory enforcement, class action, and other litigation risk.

While temporary Regulation X loss mitigation procedural safeguards that prohibited the initiation of foreclosure expired at the end of 2021, servicers will face additional compliance risk with the patch-work implementation of the 50-state programs of the Homeowners Assistance Fund that provides additional opportunity for relief for consumers to avoid foreclosure. As the effects of the pandemic continue to evolve or reemerge, additional changes in the regulatory landscape may pose additional operational risk for servicers.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We currently operate through a network of sixteen corporate offices, eleven client support locations and four call centers, located throughout the United States and Canada, which are all leased. Our headquarters and principal executive offices are located at 1050 Woodward Avenue, Detroit, Michigan 48226. At this location, as of December 31, 2022, we lease office space totaling approximately 537,573 rentable square feet from an affiliate of Rocket Companies. The lease for our offices at 1050 Woodward Avenue expires on December 31, 2028 unless terminated earlier under certain circumstances specified in our leases. We believe that our facilities are in good operating condition and adequately meet our current needs, and that additional or alternative space to support future use and expansion will be available on reasonable commercial terms.

Item 3. Legal Proceedings

For a discussion of our “Legal Proceedings,” refer to Note 14 Commitments, Contingencies, and Guarantees in the notes to our audited consolidated financial statements of this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures
Not applicable.

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our Class A Common Stock, par value $0.00001 per share, is listed on the New York Stock Exchange under the ticker symbol "RKT" and began trading on August 10, 2020. There is no public market for our Class D Common Stock. Holders of our Class D Common Stock may convert such stock into our Class A Common Stock on a share for share basis. Holders of Class D Common Stock are entitled to 10 votes per share and holders of Class A Common Stock are entitled to one vote per share on matters submitted to shareholders for approval. As of February 22, 2023 there were approximately 122 holders of record of our Class A Common Stock and 2 holders of record of our Class D Common Stock. For Class A Common Stock, the actual number of shareholders is greater than this number of record holders and includes shareholders who are beneficial owners but whose share are held in street name by brokers and other nominees.

Share Repurchase Authorization

On November 10, 2020, our board of directors approved a share repurchase program of up to $1.0 billion of our Common Stock, including both Class A and Class D, which repurchases may be made, from time to time, in privately negotiated transactions or in the open market, in accordance with applicable securities laws (the “Share Repurchase Program”). The Share Repurchase Program was renewed on November 11, 2022 and will remain in effect for a two-year period. The Share Repurchase Program authorizes but does not obligate the Company to make any repurchases at any specific time. The timing and extent to which the Company repurchases its shares will depend upon, among other things, market conditions, share price, liquidity targets, regulatory requirements and other factors. As of December 31, 2022 approximately $590.7 million remains available under the Share Repurchase Program.

The following table shows the Share Repurchase Program activity during the three months ended December 31, 2022:

Period	Number of Shares Repurchased	Average Repurchase Price Per Share	Total Repurchase Amount	Maximum dollar value yet to be purchased under the Share Repurchase Program
10/1/2022 to 10/31/2022	1,522,000	$6.69	$10,186,359	$592,229,747
11/1/2022 to 11/30/2022	225,000	6.73	1,513,853	590,715,894
12/1/2022 to 12/31/2022	—	—	—	590,715,894
Total for the three months ended December 31, 2022	1,747,000	$6.70	$11,700,212	$590,715,894

As of February 22, 2023 Rocket Companies repurchased 32.1 million shares at a weighted average price of $12.73. We have returned $409.3 million to shareholders in aggregate under the $1 billion Share Repurchase Program which was renewed in November 2022.

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

Performance Graph

Set forth below is a graph comparing the percentage change in the cumulative total shareholder return on our common stock against the cumulative total return of a broad market index composed of all issuers listed on the New York Stock Exchange ("NYSE"), Dow Jones U.S. Mortgage Finance Index ("DJUSMF"), which is an industry index comprised of mortgage financing companies, and our selected peer group. This graph covers the period of the initial listing of our stock on August 6, 2020 to year ended December 31, 2022. This graph assumes an initial investment of $100 on August 6, 2020 and reflects the cumulative total return on that investment, including the reinvestment of all dividends where applicable, through December 31, 2021. The comparisons in this graph are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

Total Shareholder Return Performance Graph
$200.00
$180.00
$160.00
$140.00
$120.00
$100.00
$80.00
$60.00
$40.00
$20.00
$-
August-20
September-20
December-20
March-21
June-21
September-21
December-21
March-22
June-22
September-22
December-22
RKT Relative Value
DJUSMF Relative Value
NYSE Relative Value
Peer Relative Value

Our selected peer group is comprised of PennyMac Financial Services Inc, Rithm Capital Corp, Mr Cooper Group Inc, Anywhere Real Estate Inc., Zillow Group Inc Class C, Redfin Corp, Stewart Information Services Corp, SoFi Technologies Inc, Guild Holdings Company, Compass, Inc. loanDepot, Inc., UWM Holdings Corporation, Home Point Capital Inc., and Blend Labs, Inc. Certain companies were not publicly traded companies at inception date. These companies were added and reweighed to the peer group to the most recent quarter subsequent to their respective IPO dates.

We have historically presented the performance graph by comparing our cumulative total shareholder return against the cumulative total return of the NYSE and the DJUSMF. We have decided to change the presentation of our performance graph from the DJSUMF to our selected peer group because the Company believes that the companies included in our selected peer group are more comparable to us by industry, size and market capitalization. In accordance with SEC rules, the performance graph presents both the indices used in the previous year and the newly selected index.

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

Objective

The following discussion provides an analysis of the Company's financial condition, cash flows and results of operations from management's perspective and should be read in conjunction with the consolidated financial statements and notes thereto included in Part II, Item 8 of this Annual Report on Form 10-K. Our objective is to provide discussion of events and uncertainties known to management that are reasonably likely to cause the reported financial information not to be indicative of future operating results or of future financial condition and to also offer information that provides an understanding of our financial condition, cash flows and results of operations. This section of this Form 10-K generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 that are not included in this Form 10-K can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Executive Summary

We are a Detroit-based fintech holding company consisting of tech-driven mortgage, real estate and financial services businesses - including Rocket Mortgage, Rocket Homes, Rocket Loans and Rocket Money (formerly known as Truebill). We are committed to providing an industry-leading client experience powered by our simple, fast and trusted digital solutions. In addition to Rocket Mortgage, one of the nation’s largest mortgage lenders, we have expanded into complementary industries, such as real estate services, personal lending, solar, and personal finance where we seek to deliver innovative client solutions leveraging our Rocket platform and be the best at creating certainty in life's most complex moments so that our clients can live their dreams.

Recent Developments

Business Trends

The U.S. Federal Reserve raised the Federal Funds rate multiple times in 2022 to mitigate inflationary pressures. The resulting mortgage interest rate increases have driven a significant decline in the size of the mortgage origination market from 2021 to 2022. The increase in mortgage interest rates, coupled with uncertainty in the economy, have reduced demand for mortgage originations and particularly refinance transactions.

Career Transition Program

Due to the rapidly changing mortgage market, during the second quarter of 2022 the board of directors approved a career transition program that the Company offered to certain eligible team members. The career transition program included a compensation package, healthcare coverage, career transition services, and accelerated vesting of certain equity awards, if applicable. As a result, the Company incurred charges of $81.1 million during the year ended December 31, 2022.

Year ended December 31, 2022 Summary

We originated $133.1 billion in residential mortgage loans, which was a $218.1 billion, or 62.1%, decrease from the same period in 2021. Our Net Income was $699.9 million, compared to a Net Income of $6.1 billion for the same period in 2021. We also generated $59.3 million of Adjusted EBITDA, which was a decrease of $6.1 billion, or 99.0%, compared to $6.2 billion for the same period in 2021. See “Non-GAAP Financial Measures” below for more information on Adjusted EBITDA.

Non-GAAP Financial Measures

To provide investors with information in addition to our results as determined by GAAP, we disclose Adjusted Revenue, Adjusted Net (Loss) Income, Adjusted Diluted (Loss) Earnings Per Share and Adjusted EBITDA (collectively “our non-GAAP financial measures”) as non-GAAP measures which management believes provide useful information to investors. We believe that the presentation of our non-GAAP financial measures provides useful information to investors regarding our results of operations because each measure assists both investors and management in analyzing and benchmarking the performance and value of our business. Our non-GAAP financial measures are not calculated in accordance with GAAP and should not be considered as a substitute for revenue, net income, or any other operating performance measure calculated in accordance with GAAP. Other companies may define our non-GAAP financial measures differently, and as a result, our measures of our non-GAAP financial measures may not be directly comparable to those of other companies. Our non-GAAP financial measures provide indicators of performance that are not affected by fluctuations in certain costs or other items. Accordingly, management believes that these measurements are useful for comparing general operating performance from period to period, and management relies on these measures for planning and forecasting of future periods. Additionally, these measures allow management to compare our results with those of other companies that have different financing and capital structures.

We define “Adjusted Revenue” as total revenues net of the change in fair value of mortgage servicing rights (“MSRs”) due to valuation assumptions (net of hedges). We define “Adjusted Net (Loss) Income” as tax-effected earnings before share-based compensation expense, the change in fair value of MSRs due to valuation assumptions (net of hedges), loss on extinguishment of Senior Notes, a litigation accrual, career transition program, change in Tax receivable agreement liability, and the tax effects of those adjustments as applicable. We define “Adjusted Diluted (Loss) Earnings Per Share” as Adjusted Net (Loss) Income divided by the diluted weighted average number of Class A common stock outstanding for the applicable period, which assumes the pro forma exchange and conversion of all outstanding Class D common stock for Class A common stock. We define “Adjusted EBITDA” as earnings before interest and amortization expense on non-funding debt, income tax, depreciation and amortization, share-based compensation expense, change in fair value of MSRs due to valuation assumptions (net of hedges), a litigation accrual, career transition program, and change in Tax receivable agreement liability.

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

Our definitions of each of our non-GAAP financial measures allow us to add back certain cash and non-cash charges, and deduct certain gains that are included in calculating Total revenues, net, Net Income attributable to Rocket Companies or Net Income. However, these expenses and gains vary greatly, and are difficult to predict. From time to time in the future, we may include or exclude other items if we believe that doing so is consistent with the goal of providing useful information to investors. During the year ended December 31, 2022, we revised our definition of Adjusted Net (Loss) Income and Adjusted EBITDA to also exclude the cash portion of share-based compensation expenses and the career transition program, respectively, and Adjusted EBITDA to include the Change in Tax receivable agreement liability, as these expenses do not directly affect what we consider to be our core operating performance. Comparative periods presented to the extent impacted were updated.

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

Reconciliation of Adjusted Revenue to Total Revenue, net

	Years Ended December 31,
($ in thousands)	2022	2021	2020
Total Revenue, net	$5,838,493	$12,914,466	$15,650,067
Change in fair value of MSRs due to valuation assumptions (net of hedges)(1)	(1,210,947)	(487,473)	1,288,156
Adjusted Revenue	$4,627,546	$12,426,993	$16,938,223

(1)    Reflects changes in assumptions including discount rates and prepayment speed assumptions, mostly due to changes in market interest rates, and the effects of contractual prepayment protection associated with sales of MSRs.

Reconciliation of Adjusted Net (Loss) Income to Net Income Attributable to Rocket Companies

	Year Ended December 31,
($ in thousands)	2022	2021	2020
Net Income attributable to Rocket Companies	$46,421	$308,210	$197,951
Net Income impact from pro forma conversion of Class D common shares to Class A common shares(1)	655,863	5,766,284	9,203,435
Adjustment to the provision for income tax(2)	(138,803)	(1,428,937)	(2,235,345)
Tax-effected Net Income(2)	$563,481	$4,645,557	$7,166,041
Share-based compensation expense(3)	233,760	163,738	162,608
Change in fair value of MSRs due to valuation assumptions (net of hedges)(4)	(1,210,947)	(487,473)	1,288,156
Loss on extinguishment of Senior Notes	—	87,262	43,695
Litigation accrual(5)	—	15,000	—
Career transition program(6)	81,132	—	—
Change in Tax receivable agreement liability(7)	(34,159)	18,835	(7,859)
Tax impact of adjustments(8)	225,949	55,211	(371,015)
Other tax adjustments(9)	3,822	3,732	4,548
Adjusted Net (Loss) Income	$(136,962)	$4,501,862	$8,286,174

(1)    Reflects Net Income to Class A common stock from pro forma exchange and conversion of corresponding shares of our Class D common shares held by non-controlling interest holders as of December 31, 2022, 2021 and 2020.

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

	Year Ended December 31,
	2022	2021	2020
Net income attributable to Rocket Companies	$46,421	$308,210	$197,951
Net income impact from pro forma conversion of Class D common shares to Class A common shares	655,863	5,766,284	9,203,435
Provision for income taxes	41,978	112,738	132,381
Adjusted income before income taxes	744,262	6,187,232	9,533,767

Effective Income Tax Rate for Adjusted Net (Loss) Income	24.29%	24.92%	24.84%

Adjusted provision for income taxes	180,781	1,541,675	2,367,726
Provision for income taxes	41,978	112,738	132,381
Adjustment to the provision for income tax	$(138,803)	$(1,428,937)	$(2,235,345)

	December 31,
	2022	2021	2020
Statutory U.S. Federal Income Tax Rate	21.00%	21.00%	21.00%
Canadian taxes	0.01	0.01	0.01
State and Local Income Taxes (net of federal benefit)	3.28	3.91	3.83
Effective Income Tax Rate for Adjusted Net (Loss) Income	24.29%	24.92%	24.84%

(3)    The year ended December 31, 2022 amounts exclude the impact of the career transition program.

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

(8)    Tax impact of adjustments gives effect to the income tax related to share-based compensation expense, change in fair value of MSRs due to valuation assumptions, loss on extinguishment of Senior Notes, litigation accrual, career transition program and the change in Tax receivable agreement liability at the effective tax rates for each period.

(9)    Represents tax benefits due to the amortization of intangible assets and other tax attributes resulting from the purchase of Holdings units, net of payment obligations under Tax Receivable Agreement.

Reconciliation of Adjusted Diluted Weighted Average Shares Outstanding to Diluted Weighted Average Shares Outstanding

	Year Ended December 31,
($ in thousands, except per share)	2022	2021	2020
Diluted weighted average Class A common shares outstanding	1,971,620,573	1,989,433,567	116,238,493
Assumed pro forma conversion of Class D shares (1)	—	—	1,872,476,780
Adjusted diluted weighted average shares outstanding	1,971,620,573	1,989,433,567	1,988,715,273

Adjusted Net (Loss) Income (2)	$(136,962)	$4,501,862	$8,286,174
Adjusted Diluted (Loss) Earnings Per Share	$(0.07)	$2.26	$4.17

(1)    Reflects the proforma exchange and conversion of non-dilutive Class D common stock to Class A common stock. For the year ended December 31, 2020, Class D common shares were anti-dilutive and therefore included in the proforma conversion of Class D shares in the table above. For the years ended December 31, 2022 and 2021, Class D common shares were dilutive and are included in the dilutive weighted average Class A common shares outstanding in the table above.

(2)    Represents Adjusted Net Income for 2020 for the full fiscal year as presented.

Reconciliation of Adjusted EBITDA to Net Income

	Year Ended December 31,
($ in thousands)	2022	2021	2020
Net Income	$699,933	$6,072,163	$9,399,276
Interest and amortization expense on non-funding debt	153,596	230,740	186,301
Income tax provision	41,978	112,738	132,381
Depreciation and amortization	94,020	74,713	74,316
Share-based compensation expense (1)	233,760	163,738	162,608
Change in fair value of MSRs due to valuation assumptions (net of hedges) (2)	(1,210,947)	(487,473)	1,288,156
Litigation accrual (3)	—	15,000	—
Career transition program (4)	81,132	—	—
Change in Tax receivable agreement liability (5)	(34,159)	18,835	(7,859)
Adjusted EBITDA	$59,313	$6,200,454	$11,235,179

(1)    The year ended December 31, 2022 amounts exclude the impact of the career transition program.

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

The following summarizes key performance indicators of the business:

	Year Ended December 31,
(Units and $ in thousands)	2022	2021	2020
Rocket Mortgage(1)
Loan Production Data
Closed loan origination volume	$133,129,283	$351,193,352	$320,208,777
Direct to Consumer origination volume	$78,641,022	$199,894,693	$200,543,558
Partner Network origination volume	$54,488,261	$151,298,659	$119,665,219
Gain on sale margin(2)	2.82%	3.13%	4.46%
Servicing Portfolio Data
Total serviced UPB (includes subserviced)	$534,704,602	$551,866,424	$409,552,743
MSRs UPB of loans serviced	$486,540,840	$485,087,214	$371,494,905
UPB of loans subserviced and temporarily serviced	48,163,762	66,779,210	38,057,838
Total loans serviced (includes subserviced)	2,534.5	2,565.1	2,059.2
Number of MSRs loans serviced	2,412.1	2,384.2	1,975.6
Number of loans subserviced and temporarily serviced	122.4	180.9	83.6
MSR fair value multiple(3)	4.98	3.91	2.53
Total serviced delinquency rate, excluding loans in forbearance (60+)	0.88%	0.94%	0.84%
Total serviced MSR delinquency rate (60+)	1.20%	1.60%	3.91%
Net client retention rate(4)	95%	91%	91%
Select Other Rocket Companies
Amrock gross revenue(5)	$504,270	$1,393,174	$1,251,381
Amrock closings	344.0	1,115.1	1,040.1
Rocket Homes gross revenue(5)	$52,796	$57,559	$45,628
Rocket Homes real estate transactions	32.7	33.1	27.4
Rockethomes.com average unique monthly visitors(6)	2,053.3	1,829.7	568.5
Rocket Loans gross revenue(5)	$68,828	$95,442	$393,879
Rocket Loans closed units	28.2	17.4	9.1
Rock Connections gross revenue(5)	$108,652	$68,783	$90,196
Total Select Other Rocket Companies gross revenue	$734,546	$1,614,958	$1,781,084
Total Select Other Rocket Companies net revenue(7)	$619,272	$1,543,023	$1,694,719

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

(3)    MSR fair market value multiple is a metric used to determine the relative value of the MSR asset in relation to the annualized retained servicing fee, which is the cash that the holder of the MSR asset would receive from the portfolio as of such date. It is calculated as the quotient of (a) the MSR fair market value as of a specified date divided by (b) the weighted average annualized retained servicing fee for our MSR portfolio as of such date. The weighted average annualized retained servicing fee for our MSR portfolio was 0.29%, 0.28%, and 0.30% for the years ended December 31, 2022, 2021, and 2020, respectively. The vast majority of our portfolio consists of originated MSRs and consequently, the impact of purchased MSRs does not have a material impact on our weighted average service fee.

(4)    This metric measures our retention across a greater percentage of our client bases versus our recapture rate. We define "net client retention rate" as the number of clients that were active at the beginning of a period and which remain active at the end of the period, divided by the number of clients that were active at the beginning of the period. This metric excludes clients whose loans were sold during the period as well as clients to whom we did not actively market to due to contractual prohibitions or other business reasons. We define "active" as those clients who do not pay-off their mortgage with us and originate a new mortgage with another lender during the period.

(5)    This revenue is only reported annually.

(6)    Rockethomes.com average unique monthly visits is calculated by a third party service that monitors website activity. This metric doesn't necessarily have a direct correlation to revenues and is used primarily to monitor consumer interest in the Rockethomes.com site.

(7)    Net revenue presented above is calculated as gross revenues less intercompany revenue eliminations, as a portion of the Select Other Rocket Companies revenues is generated through intercompany transactions. These intercompany transactions take place with entities that are part of our platform. Consequently, we view gross revenue of individual Select Other Rocket Companies as a key performance indicator, and we consider net revenue of Select Other Rocket Companies on a combined basis.

Description of Certain Components of Financial Data

Components of revenue

Our sources of revenue include gain on sale of loans, loan servicing income, interest income, and other income.

Gain on sale of loans, net

Gain on sale of loans, net includes all components related to the origination and sale of mortgage loans, including (1) net gain on sale of loans, which represents the premium we receive in excess of the loan principal amount and certain fees charged by investors upon sale of loans into the secondary market, (2) loan origination fees, credits, points and certain costs, (3) provision for or benefit from investor reserves, (4) the change in fair value of interest rate locks (“IRLCs” or “rate lock”) and loans held for sale, (5) the gain or loss on forward commitments hedging loans held for sale and IRLCs, and (6) the fair value of originated MSRs. MSR assets are created at the time Mortgage Loans Held for Sale are securitized and sold to investors for cash, while the Company retains the right to service the loan.

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

Other income

Other income includes revenues generated from Amrock (title insurance services, property valuation, and settlement services), Rocket Homes (real estate network referral fees), Rocket Auto (auto marketplace sales revenues), Core Digital Media (third party lead generation revenues), Rock Connections (third party sales and support revenues), Rocket Money (personal finance), Rocket Loans (personal loans) and professional service fees. The professional service fees represent amounts received in exchange for professional services provided to affiliated companies. Services are provided primarily in connection with technology, facilities, human resources, accounting, training, and security functions. Other income also includes revenues from investment interest income and other miscellaneous income items.

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

Other expenses

Other expenses primarily consist of expenses generated from Amrock (title insurance services, property valuation, and settlement services), depreciation and amortization on property and equipment, and mortgage servicing related expenses.

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

Our interpretations of tax laws are subject to review and examination by various taxing authorities and jurisdictions where the Company operates, and disputes may occur regarding its view on a tax position. These disputes over interpretations with the various tax authorities may be settled by audit, administrative appeals or adjudication in the court systems of the tax jurisdictions in which the Company operates. We regularly review whether we may be assessed additional income taxes as a result of the resolution of these matters, and the Company records additional reserves as appropriate. In addition, the Company may revise its estimate of income taxes due to changes in income tax laws, legal interpretations, and business strategies. We recognize the financial statement effects of uncertain income tax positions when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. We record interest and penalties related to uncertain income tax positions in income tax expense. For additional information regarding our provision for income taxes refer to Note 12, Income Taxes.

Tax Receivable Agreement

In connection with the reorganization completed prior to our IPO in 2020, the Company entered into a Tax Receivable Agreement with RHI and our Chairman ("LLC Members") that will obligate the Company to make payments to the LLC Members generally equal to 90% of the applicable cash tax savings that the Company actually realizes or in some cases is deemed to realize as a result of the tax attributes generated by (i) certain increases in our allocable share of the tax basis in Holdings’ assets resulting from (a) the purchases of Holdings Units (along with the corresponding shares of our Class D common stock or Class C common stock) from the LLC Members (or their transferees of Holdings Units or other assignees) using the net proceeds from our initial public offering or in any future offering, (b) exchanges by the LLC Members (or their transferees of Holdings Units or other assignees) of Holdings Units (along with the corresponding shares of our Class D common stock or Class C common stock) for cash or shares of our Class B common stock or Class A common stock, as applicable, or (c) payments under the Tax Receivable Agreement; (ii) tax benefits related to imputed interest deemed arising as a result of payments made under the Tax Receivable Agreement and (iii) disproportionate allocations (if any) of tax benefits to Holdings as a result of section 704(c) of the Code that relate to the reorganization transactions. The Company will retain the benefit of the remaining 10% of these tax savings.

Intangible Assets

Definite-lived intangible assets primarily consist of customer relationships and technology acquired through business combinations and are recorded at their estimated fair value at the date of acquisition. These assets are amortized on a straight-line basis over their estimated useful lives and are tested for impairment only if events or circumstances indicate that the assets might be impaired.

Indefinite-lived intangible assets consist of licenses to perform title insurance services acquired through business combinations and are recorded at their estimated fair value at the date of acquisition. The Company tests indefinite-lived intangible assets consistent with the policy described below for goodwill.

Goodwill

Goodwill is the excess of the purchase price over the estimated fair value of identifiable net assets acquired in business combinations. The Company tests goodwill for impairment annually in the fourth quarter, or more frequently when indications of potential impairment exist. The Company monitors the existence of potential impairment indicators throughout the fiscal year. Goodwill impairment testing is performed at the reporting unit level. The Company may elect to perform either a qualitative test or a quantitative test to determine if it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value. Fair value reflects the price a market participant would be willing to pay in a potential sale of the reporting unit. If the estimated fair value exceeds carrying value, then we conclude that no goodwill impairment has occurred. If the carrying value of the reporting unit exceeds its estimated fair value, the Company recognizes an impairment loss in an amount equal to the excess, not to exceed the amount of goodwill allocated to the reporting unit. Refer to Note 9, Goodwill and Intangible Assets, for further information on the goodwill attributable to the Company’s acquisitions.

Share-based compensation

Share-based compensation is comprised of both equity and liability awards and is measured and expensed accordingly under Accounting Standards Codification (“ASC”) 718 Compensation—Stock Compensation. As indicated above, share-based compensation expense is included as part of salaries, commissions and team member benefits.

Non-Controlling Interest

We are the sole managing member of Holdings and consolidate the financial results of Holdings. Therefore, we report a non-controlling interest based on the Holdings Units of Holdings held by our Chairman and RHI on our Consolidated Balance Sheets. Income or loss is attributed to the non-controlling interests based on the weighted average Holdings Units outstanding during the period and is presented on the Consolidated Statements of Income and Comprehensive Income. Refer to Note 17, Non-controlling Interests for more information on non-controlling interests.

Results of Operations for the years ended December 31, 2022, 2021 and 2020

Summary of Operations

Condensed Statement of Operations Data	Year Ended December 31,
($ in thousands)	2022	2021	2020
Revenue
Gain on sale of loans, net	$3,137,417	$10,468,574	$15,070,703
Servicing fee income	1,458,637	1,325,938	1,074,255
Change in fair value of MSRs	185,036	(689,432)	(2,379,355)
Interest income, net	184,203	168,940	84,070
Other income	873,200	1,640,446	1,800,394
Total revenue, net	5,838,493	12,914,466	15,650,067
Expenses
Salaries, commissions and team member benefits	2,797,868	3,356,815	3,238,301
General and administrative expenses	906,195	1,183,418	1,053,080
Marketing and advertising expenses	945,694	1,249,583	949,933
Interest and amortization expense on non-funding-debt	153,596	230,740	186,301
Other expenses	293,229	709,009	690,795
Total expenses	5,096,582	6,729,565	6,118,410
Income before income taxes	$741,911	$6,184,901	$9,531,657
Provision for income taxes	(41,978)	(112,738)	(132,381)
Net Income	699,933	6,072,163	9,399,276
Net income attributable to non-controlling interest	(653,512)	(5,763,953)	(9,201,325)
Net income attributable to Rocket Companies	$46,421	$308,210	$197,951

Gain on sale of loans, net

The components of gain on sale of loans for the periods presented were as follows:

	Year Ended December 31,
($ in thousands)	2022	2021	2020
Net (loss) gain on sale of loans(1)	$(579,562)	$7,462,202	$12,784,611
Fair value of originated MSRs	1,970,647	3,864,359	3,124,659
(Provision for) benefit from investor reserves	(58,140)	8,557	(36,814)
Fair value adjustment on loans held for sale and IRLCs	(822,289)	(2,106,952)	2,102,884
Revaluation gain (loss) from forward commitments economically hedging loans held for sale and IRLCs	2,626,761	1,240,408	(2,904,637)
Gain on sale of loans, net	$3,137,417	$10,468,574	$15,070,703

(1)    Net (loss) gain on sale of loans represents the premium received in excess of the UPB, plus net origination fees.

The table below provides details of the characteristics of our mortgage loan production for each of the periods presented:

($ in thousands)	Year Ended December 31,
Loan origination volume by type	2022	2021	2020
Conventional Conforming	$96,103,677	$273,463,292	$262,509,809
FHA/VA	28,208,025	55,231,445	47,975,043
Non Agency	8,817,581	22,498,615	9,723,925
Total mortgage loan origination volume	$133,129,283	$351,193,352	$320,208,777
Portfolio metrics
Average loan amount	$283	$281	$278
Weighted average loan-to-value ratio	72.30%	67.87%	69.42%
Weighted average credit score	733	749	756
Weighted average loan rate	4.45%	2.80%	3.04%
Percentage of loans sold
To GSEs and government	91.70%	92.98%	97.85%
To other counterparties	8.30%	7.02%	2.15%
Servicing-retained	99.53%	95.23%	96.69%
Servicing-released	0.47%	4.77%	3.31%
Net rate lock volume(1)	$117,756,897	$333,790,140	$338,666,648
Gain on sale margin(2)	2.82%	3.13%	4.46%

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

Overview of the Gain on sale of loans, net table

At the time an IRLC is issued, an estimate of the Gain on sale of loans, net is recognized in the Fair value adjustment on loans held for sale and IRLCs component in the table above. Subsequent changes in the fair value of IRLCs and mortgage loans held for sale are recognized in this same component as the loan progresses through closing, which is the moment that loans move from an IRLC to a loan held for sale, and ultimately through the sale of the loan. We deploy a hedge strategy to mitigate the impact of interest rate changes from the point of the IRLC through the sale of the loan. The changes to the Fair value adjustment on loans held for sale and IRLCs in each period is dependent on several factors, including mortgage origination volume, how long a loan remains at a given stage in the origination process and the movement of interest rates during that period as compared to the immediately preceding period. Loans originated during an increasing rate environment generally decrease in value, and loans originated during a decreasing rate environment generally increase in value. When the mortgage loan is sold into the secondary market, any difference between the proceeds received and the current fair value of the loan is recognized and moves from the Fair value adjustment on loans held for sale and IRLCs component in the Net (loss) gain on sale of loans component in the table above. The Revaluation from forward commitments economically hedging loans held for sale and IRLCs component reflects the forward hedge commitments intended to offset the various fair value adjustments that impact the Fair value adjustment on loans held for sale and IRLCs and the Net (loss) gain on sale of loans components. As a result, these three components should be evaluated in combination when evaluating Gain on sale of loans, net, as the sum of these components are primarily driven by net rate lock volume. Furthermore, at the point of sale of the loan, the Fair value of originated MSRs and the (Provision for) benefit from investor reserves are recognized each in their respective components shown above.

Year ended December 31, 2022 summary

Gain on sale of loans, net was $3.1 billion, a decrease of $7.3 billion, or 70.0%, as compared with $10.5 billion for the same period in 2021, primarily driven by the changes in Net (loss) gain on sale of loans, Fair value adjustment on loans held for sale and IRLCs and Revaluation from forward commitments economically hedging loans held for sale. Interest rate increases during the year led to lower consumer demand, which drove a 65% decrease in net rate lock volume, resulting in an 81% combined decrease in these three components.

The fair value of MSRs originated was $2.0 billion, a decrease of $1.9 billion or 49.0%, as compared with $3.9 billion in 2021. The decrease was primarily due to a reduction in sold loan volume of $208.1 billion, or 59.0%, to $144.6 billion in 2022 from $352.7 billion in 2021.

The (provision for) benefit from investor reserves is related to the provision to establish our estimated liabilities associated with the potential repurchase or indemnity of purchasers of loans previously sold due to representation and warranty claims by investors. The $66.7 million, or 779% change compared to 2021, was primarily due to a decrease in the forecasted probability of future loan repurchases in 2021, which resulted in a reduction to our provision in 2021 and an increase of our investor reverses in 2022.

Loan servicing income (loss), net

For the periods presented, loan servicing income (loss), net consisted of the following:

	Year Ended December 31,
($ in thousands)	2022	2021	2020
Retained servicing fee	$1,416,488	$1,292,031	$1,043,147
Subservicing income	9,066	9,389	7,996
Ancillary income	33,083	24,518	23,112
Servicing fee income	1,458,637	1,325,938	1,074,255
Change in valuation model inputs or assumptions	1,279,945	510,869	(1,360,052)
Change in fair value of MSR hedge	(68,998)	(23,396)	71,896
Collection / realization of cash flows	(1,025,911)	(1,176,905)	(1,091,199)
Change in fair value of MSRs	185,036	(689,432)	(2,379,355)
Loan servicing income (loss), net	$1,643,673	$636,506	$(1,305,100)

	December 31,
($ in thousands)	2022	2021	2020
MSR UPB of loans serviced	$486,540,840	$485,087,214	$371,494,905
Number of MSR loans serviced	2,412,117	2,384,150	1,975,605
UPB of loans subserviced and temporarily serviced	$48,163,762	$66,779,210	$38,057,838
Number of loans subserviced and temporarily serviced	122,380	180,900	83,622
Total serviced UPB	$534,704,602	$551,866,424	$409,552,743
Total loans serviced	2,534,497	2,565,050	2,059,227
MSR fair value	$6,946,940	$5,385,613	$2,862,685
Total serviced delinquency rate, excluding loans in forbearance (60+)	0.88%	0.94%	0.84%
Total serviced delinquency count (60+) as % of total	1.20%	1.60%	3.91%
Weighted average credit score	736	738	740
Weighted average LTV	71.08%	70.57%	72.12%
Weighted average loan rate	3.40%	3.17%	3.54%
Weighted average service fee	0.29%	0.28%	0.30%

Loan servicing income, net was $1.6 billion, which compares to $0.6 billion for the same period in 2021. The change in valuation model inputs or assumptions was a $1.3 billion increase in 2022, as compared to a $510.9 million increase in 2021, predominately due to lower prepayment speed assumptions, which was due to the increase in mortgage interest rates. Servicing fee income also increased to $1.5 billion as compared to $1.3 billion for the same period in 2021, primarily as a result of the growth in our average servicing unpaid principal balances throughout the year, as well as an increase in the weighted average service fee.

Interest income, net

The components of interest income, net for the periods presented were as follows:

	Year Ended December 31,
($ in thousands)	2022	2021	2020
Interest income	$350,591	$430,086	$329,593
Interest expense on funding facilities	(166,388)	(261,146)	(245,523)
Interest income, net	$184,203	$168,940	$84,070

Interest income, net was $184.2 million, an increase of $15.3 million, or 9.0%, as compared to $168.9 million for the same period in 2021. The increase in interest income, net in 2022 was attributable to higher mortgage interest rates, which positively impacted interest income, and lower interest expense on funding facilities attributable to more corporate cash used to self-fund laons in 2022 compared to 2021 as a percent of total originations..

Other income

	Year Ended December 31,
($ in thousands)	2022	2021	2020
Amrock revenue	$503,137	$1,390,305	$1,251,047
Rocket Money revenue	141,618	2,349	—
Rocket Loans revenue	65,733	93,201	392,840
Rocket Homes revenue	48,293	54,208	43,102
Other (1)	114,419	100,383	113,405
Total Other income	$873,200	$1,640,446	$1,800,394

(1) Other consists of revenue from additional entities, investment interest income, and other miscellaneous income.

Other income decreased $767.2 million, or 46.8%, to $873.2 million, as compared to $1.6 billion for the same period in 2021. The decrease was primarily a reduction in revenues at Amrock of $887.2 million or 63.8%, driven by fewer mortgage originations at Rocket Mortgage, which led to a decrease in title, closing, and settlement revenue at Amrock.

Expenses

Expenses for the periods presented were as follows:

	Year Ended December 31,
($ in thousands)	2022	2021	2020
Salaries, commissions and team member benefits	$2,797,868	$3,356,815	$3,238,301
General and administrative expenses	906,195	1,183,418	1,053,080
Marketing and advertising expenses	945,694	1,249,583	949,933
Interest and amortization expense on non-funding debt	153,596	230,740	186,301
Other expenses	293,229	709,009	690,795
Total expenses	$5,096,582	$6,729,565	$6,118,410

Total expenses were $5.1 billion, a decrease of $1.6 billion or 24.3%, as compared with $6.7 billion for the same period in 2021. The decrease was driven by our cost reduction efforts affecting salaries, commissions, and team member benefits, general and administrative expenses, marketing and advertising expenses and other expenses including production and other vendor-related costs. In 2022, salaries, commissions and team member benefits was $2.8 billion, a decrease of $0.6 billion, or 16.7%, primarily due to a decrease in team members in production roles and lower variable compensation associated with lower production levels. General and administrative expenses were $906.2 million, a decrease of $277.2 million, or 23.4%, primarily due to decreases in third party professional services spend and decreases in variable expenses. Market and advertising expenses was $945.7 million, a decrease of $303.9 million, or 24.3%, primarily due to a decrease in performance marketing in 2022. Other expenses were $293.2 million, a decrease of $415.8 million, or 58.6%, associated with a decrease in title revenue at Amrock.

Summary results by segment for the years ended December 31, 2022, 2021 and 2020

Our operations are organized by distinct marketing channels which promote client acquisition into our platform and include two reportable segments: Direct to Consumer and Partner Network. In the Direct to Consumer segment, clients have the ability to interact with the Rocket Mortgage app and/or with our mortgage bankers, consisting of sales team members across our platform. We market to potential clients in this segment through various performance marketing channels. The Direct to Consumer segment derives revenue from originating, closing, selling and servicing predominantly agency-conforming loans, which are pooled and sold to the secondary market. This also includes providing title insurance services, appraisals and settlement services to these clients as part of our end-to-end mortgage origination experience. Servicing activities are fully allocated to the Direct to Consumer segment as they are viewed as an extension of the client experience with the primary objective to establish and maintain positive, regular touchpoints with our clients, which positions us to have high retention and recapture the clients’ next refinance, purchase, and personal loan transactions. These activities position us to be the natural choice for clients’ next refinance or purchase transaction.

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

We measure the performance of the segments primarily on a contribution margin basis. Contribution margin is intended to measure the direct profitability of each segment and is calculated as Adjusted Revenue less Directly attributable expenses. Adjusted Revenue is a non-GAAP financial measure described above. Directly attributable expenses include salaries, commissions and team member benefits, general and administrative expenses, marketing and advertising expenses and other expenses, such as direct servicing costs and origination costs. For segments, we measure gain on sale margin of sold loans and refer to this metric as ‘sold loan gain on sale margin.’ A loan is considered sold when it is sold to investors on the secondary market. In previous disclosures, 'sold loans' were referred to as 'funded loans'. Sold loan gain on sale margin represents revenues on loans that have been sold divided by the sold UPB amount. Sold loan gain on sale margin is used specifically in the context of measuring the gain on sale margins of our Direct to Consumer and Partner Network segments. Sold loan gain on sale margin is an important metric in evaluating the revenue generating performance of our segments as it allows us to measure this metric at a segment level with a high degree of precision. By contrast, ‘gain on sale margin’, which we use outside of the segment discussion, measures the gain on sale revenue generation of our combined mortgage business. See below for our overview and discussion of segment results for the years ended December 31, 2022, 2021 and 2020. For additional discussion, see Note 16, Segments of the consolidated financial statements of this Form 10-K.

Direct to Consumer Results

	Year Ended December 31,
($ in thousands)	2022	2021	2020
Sold Loan Volume	$84,142,087	$213,888,883	$199,841,530
Sold Loan Gain on Sale Margin	4.14%	4.75%	5.48%
Revenue
Gain on sale	$2,573,970	$8,843,040	$12,076,569
Interest income	222,621	265,438	215,171
Interest expense on funding facilities	(106,561)	(161,867)	(161,478)
Service fee income	1,455,121	1,323,171	1,070,463
Changes in fair value of MSRs	185,036	(689,432)	(2,379,355)
Other income	449,813	1,001,060	900,520
Total Revenue, net	$4,780,000	$10,581,410	$11,721,890
(Increase) decrease in MSRs due to valuation assumptions (net of hedges)	(1,210,947)	(487,473)	1,288,156
Adjusted Revenue	$3,569,053	$10,093,937	$13,010,046
Less: Directly Attributable Expenses(1)	2,517,850	3,697,774	3,637,525
Contribution Margin	$1,051,203	$6,396,163	$9,372,521

(1)    Direct expenses attributable to operating segments exclude corporate overhead, depreciation and amortization, and interest and amortization expense on non-funding debt.

Year ending December 31, 2022 summary

Direct to Consumer Adjusted Revenue decreased $6.5 billion, or 64.6% to $3.6 billion in 2022 from $10.1 billion in 2021. The decrease was driven by a decrease in sold loan volume and sold loan gain on sale margin, resulting in decreased gain on sale revenue of $6.3 billion, or 70.9%. On a sold loan basis, the Direct to Consumer segment generated $84.1 billion in volume in 2022, a decrease of $129.7 billion, or 60.7%, as compared to 2021 . In addition, sold loan gain on sale margin was 4.14% in 2022, as compared to 4.75% in 2021, driven primarily by more price competition related to excess industry capacity.

Direct to Consumer attributable expenses decreased $1.2 billion, or 31.9%, to $2.5 billion in 2022 compared to $3.7 billion in 2021. The decrease was due to decreased variable compensation and loan processing costs associated with lower volumes, fewer team members in production roles and reduced marketing spend.

Direct to Consumer Contribution Margin decreased $5.3 billion, or 83.6%, to $1.1 billion in 2022 compared to $6.4 billion in 2021. The decrease in Contribution Margin was driven primarily by a decrease in sold loan volume and sold loan gain on sale margin.

Partner Network Results

	Year Ended December 31,
($ in thousands)	2022	2021	2020
Sold Loan Volume	$60,498,569	$138,802,940	$106,530,173
Sold Loan Gain on Sale Margin	1.05%	1.20%	2.19%
Revenue
Gain on sale	540,234	1,597,569	2,986,418
Interest income	125,034	161,256	111,876
Interest expense on funding facilities	(59,818)	(99,226)	(83,628)
Other income	33,163	105,976	165,699
Total Revenue, net	$638,613	$1,765,575	$3,180,365
(Increase) decrease in MSRs due to valuation assumptions (net of hedges)	—	—	—
Adjusted Revenue	$638,613	$1,765,575	$3,180,365
Less: Directly Attributable Expenses	362,317	686,296	537,543
Total Contribution Margin	$276,296	$1,079,279	$2,642,822

Year ending December 31, 2022 summary

Partner Network Adjusted Revenue decreased $1.1 billion, or 63.8% to $638.6 million in 2022 from $1.8 billion in 2021. The decrease was driven by a decrease in sold loan volume and sold loan gain on sale margin. On a sold loan basis, the Partner Network segment generated $60.5 billion in volume in 2022, a decrease of $78.3 billion, or 56.4%, as compared to 2021. In addition, sold loan gain on sale margin was 1.05% in 2022, as compared to 1.20% in 2021, driven primarily by more price competition related to excess industry capacity.

Partner Network Directly Attributable Expenses decreased $324.0 million, or 47.2%, to $362.3 million in 2022 compared to $686.3 million in 2021. The decrease was due to lower variable compensation and loan processing costs associated with lower volumes and fewer team members in production roles.

Partner Network Contribution Margin decreased $803.0 million, or 74.4%, to $276.3 million in 2022 compared to $1.1 billion in 2021. The decrease in Contribution Margin was driven by a decrease in sold loan volume and sold loan gain on sale margin as noted above.

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

Historically, our primary uses of funds have included:

•    origination of loans;

•    interest expense;

•    repayment of debt;

•    operating expenses; and

•    distributions to RHI including those to fund distributions for payment of taxes by RHI shareholders.

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

As discussed in Note 6, Borrowings, of the notes to the consolidated financial statements included in this Form 10-K, as of December 31, 2022, we had 15 different funding facilities in different amounts and with various maturities together with the Senior Notes. At December 31, 2022, the aggregate available amount under our facilities was $22.3 billion, with combined outstanding balances of $4.2 billion and unutilized capacity of $18.1 billion.

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

The amount owed and outstanding on our loan funding facilities fluctuates significantly based on our origination volume, the amount of time it takes us to sell the loans it originates, and the amount of loans being self-funded with cash. We may from time to time use surplus cash to “buy-down” the effective interest rate of certain loan funding facilities or to self-fund a portion of our loan originations. Buy-down funds are included in Cash and cash equivalents on the Consolidated Balance Sheets. We have the ability to withdraw these funds at any time, unless a margin call has been made or a default has occurred under the relevant facilities. We will also deploy cash to self-fund loan originations, a portion of which can be transferred to a warehouse line or the early buy out line, provided that such loans meet the eligibility criteria to be placed on such lines. The remaining portion will be funded in normal course over a short period of time, generally less than 45 days.

We remain in a strong liquidity position, with total liquidity of $8.1 billion as of December 31, 2022, which includes $0.7 billion of cash on hand, $2.6 billion of corporate cash used to self-fund loan originations, a portion of which could be transferred to funding facilities (warehouse lines) at our discretion, $3.1 billion of undrawn lines of credit from non-funding facilities, and $1.7 billion of undrawn MSR lines. As of December 31, 2022, our available cash position was $3.3 billion, which includes cash on hand and corporate cash used to self-fund loan originations, combined with the $6.9 billion of mortgage servicing rights, representing a total of $10.2 billion dollars of asset value on our balance sheet. Margin cash is cash that is exchanged by counterparties to be held as collateral related to our derivative financial instruments. Margin cash held on behalf of counterparties is recorded in Cash and cash equivalents, and the related liability is classified in Other liabilities in the Consolidated Balance Sheets. Margin cash pledged to counterparties is excluded from cash and cash equivalents and instead recorded in Other assets, as a receivable, in the Consolidated Balance Sheets. As of September 30, 2022, we had $439 million of margin cash held on behalf of counterparties and zero of margin cash pledged, respectively. As of December 31, 2022, we had $24.1 million of margin cash pledged to counterparties and $1.0 million of margin cash held on behalf of counterparties, respectively. Our available cash position, excluding margin cash pledged or held on behalf of counterparties, was $3.6 billion and $3.3 billion as of September 30, 2022, and December 31, 2022, respectively.

Our loan funding facilities, early buy out facilities, MSRs facility and unsecured lines of credit also generally require us to comply with certain operating and financial covenants and the availability of funds under these facilities is subject to, among other conditions, our continued compliance with these covenants. These financial covenants include, but are not limited to, maintaining (1) a certain minimum tangible net worth, (2) minimum liquidity, (3) a maximum ratio of total liabilities or total debt to tangible net worth and (4) pre-tax net income requirements. A breach of these covenants can result in an event of default under these facilities and as such allows the lenders to pursue certain remedies. In addition, each of these facilities, as well as our unsecured lines of credit, includes cross default or cross acceleration provisions that could result in all facilities terminating if an event of default or acceleration of maturity occurs under any facility. We were in compliance with all covenants as of December 31, 2022 and 2021.

December 31, 2022 compared to December 31, 2021

Cash Flows

Our cash and cash equivalents and restricted cash were $789.1 million at December 31, 2022, a decrease of $1.4 billion, or 64.3%, compared to $2.2 billion at December 31, 2021. The decrease was primarily driven by distributions made to Class A shareholders of the Company and to unit holders (members) of Holdings partially offset by the net increase from earnings adjusted for non-cash items.

Equity

Equity was $8.5 billion as of December 31, 2022, a decrease of $1.3 billion, or 13.2%, as compared to $9.8 billion as of December 31, 2021. The decrease was primarily a result of distributions made to Class A shareholders of the Company and to unit holders (members) of Holdings and the repurchase of Class A Common Shares, partially offset by Net Income of $0.7 billion and share-based compensation of $228.9 million.
Contractual Obligations, Commercial Commitments, and Other Contingencies
Our material expected cash requirements also include the following contractual commitments:

Repurchase and indemnification obligations

In the ordinary course of business, we are exposed to liability under representations and warranties made to purchasers of mortgage loans. Under certain circumstances, we may be required to repurchase mortgage loans, or indemnify the purchaser of such loans for losses incurred, if there has been a breach of representations or warranties, or if the borrower defaults on the loan payments within a contractually defined period (early payment default). Additionally, in certain instances we are contractually obligated to refund to the purchaser certain premiums paid to us on the sale if the mortgagor prepays the loan within a specified period of time, specified in our loan sale agreements. See Note 14, Commitments, Contingencies, and Guarantees of the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

Following is a summary of the notional amounts of commitments:

	December 31,
(Dollars in thousands)	2022	2021
Interest rate lock commitments—fixed rate	$6,108,132	$25,937,777
Interest rate lock commitments—variable rate	$326,638	$1,239,762
Commitments to sell loans	$20,618	$2,243,381
Forward commitments to sell mortgage-backed securities	$10,493,989	$34,851,371
Forward commitments to purchase mortgage-backed securities	$470,000	$1,625,500
Distributions
Years Ended December 31, 2022
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

In addition to the approximately $2.0 billion 2022 Special Dividend, we had $166.2 million in tax distributions, for a total of $2.1 billion of distributions during the year ended December 31, 2022. Except for tax distributions, these distributions are at the discretion of our board of directors.
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

Credit risk
We are subject to credit risk, which is the risk of default that results from a borrower’s inability or unwillingness to make contractually required mortgage payments. Generally, all loans sold into the secondary market are sold without recourse. For such loans, our credit risk is limited to repurchase obligations due to fraud or origination defects. For loans that were repurchased or not sold in the secondary market, we are subject to credit risk to the extent a borrower defaults and the proceeds upon ultimate foreclosure and liquidation of the property are insufficient to cover the amount of the mortgage plus expenses incurred. We believe that this risk is mitigated through the implementation of stringent underwriting standards, strong fraud detection tools, and technology designed to comply with applicable laws and our standards. In addition, we believe that this risk is mitigated through the quality of our loan portfolio. For the years ended December 31, 2022, our clients’ weighted average credit score was 733 and its approximate average loan size was $283 with a weighted average loan-to-value ratio of approximately 72.3%.

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

In accordance with Treasury Market Practices Group’s recommendation, we execute Securities Industry and Financial Markets Association trading agreements with all material trading partners. Each such agreement provides for an exchange of margin money should either party’s exposure exceed a predetermined contractual limit. Such margin requirements limit our overall counterparty exposure. The master netting agreements contain a legal right to offset amounts due to and from the same counterparty. Derivative assets in the Consolidated Balance Sheets represent derivative contracts in a gain position net of loss positions with the same counterparty and, therefore, also represent our maximum counterparty credit risk. We incurred no losses due to nonperformance by any of our counterparties during the years ended December 31, 2022 and 2021.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Rocket Companies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rocket Companies, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income and comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2023 expressed an unqualified opinion thereon.

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

Mortgage servicing rights
Description of the Matter	The estimated fair value of the Company’s mortgage servicing rights (MSRs) totaled $6.95 billion as of December 31, 2022. As described in Notes 1, 2 and 3 to the consolidated financial statements, the Company records MSRs at fair value on a recurring basis with changes in fair value recognized in the consolidated statements of income and comprehensive income. Management estimates the fair value of MSRs using a valuation model that calculates the present value of estimated future net servicing fee income. The Company’s valuation model incorporates significant unobservable assumptions, specifically the discount rate and prepayment speed, and as a result the Company classifies MSRs as a “Level 3” asset within the fair value hierarchy.

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

To test the fair value of MSRs, our audit procedures included, among others, testing the completeness and accuracy of the model data inputs. With the assistance of EY valuation specialists, we evaluated significant assumptions by comparing those assumptions to historical results and current industry, market and economic trends. Our specialists also independently calculated an estimated range for the fair value of MSRs, which we compared to management’s modeled results. Additionally, we evaluated the competency and objectivity of management’s independent valuation firm engaged to assist management in evaluating the reasonableness of the unobservable assumptions and the Company’s internally developed MSR fair value estimate. We searched for and evaluated information that corroborates or contradicts management's significant unobservable assumptions. Finally, we evaluated the Company’s fair value disclosures for consistency with US GAAP.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1999.

Detroit, Michigan
March 1, 2023

FINANCIAL INFORMATION
Rocket Companies, Inc.
Consolidated Balance Sheets
(In Thousands, Except Shares and Per Share Amounts)

	December 31, 2022	December 31, 2021
Assets
Cash and cash equivalents	$722,293	$2,131,174
Restricted cash	66,806	80,423
Mortgage loans held for sale, at fair value	7,343,475	19,323,568
Interest rate lock commitments (“IRLCs”), at fair value	90,635	538,861
Mortgage servicing rights (“MSRs”), at fair value	6,946,940	5,385,613
Notes receivable and due from affiliates	10,796	9,753
Property and equipment, net	274,192	254,376
Deferred tax asset, net	537,963	572,049
Lease right of use assets	366,189	427,895
Forward commitments, at fair value	22,444	17,337
Loans subject to repurchase right from Ginnie Mae	1,642,392	1,918,032
Goodwill and intangible assets, net	1,258,928	1,296,926
Other assets	799,159	818,888
Total assets	$20,082,212	$32,774,895
Liabilities and equity
Liabilities:
Funding facilities	$3,548,699	$12,751,592
Other financing facilities and debt:
Lines of credit	—	75,000
Senior Notes, net	4,027,970	4,022,491
Early buy out facility	672,882	1,896,784
Accounts payable	116,331	271,544
Lease liabilities	422,769	482,184
Forward commitments, at fair value	25,117	19,911
Investor reserves	110,147	78,888
Notes payable and due to affiliates	33,463	33,650
Tax receivable agreement liability	613,693	688,573
Loans subject to repurchase right from Ginnie Mae	1,642,392	1,918,032
Other liabilities	393,200	776,714
Total liabilities	$11,606,663	$23,015,363
Equity:
Class A common stock, $0.00001 par value - 10,000,000,000 shares authorized, 123,491,606 and 126,437,703 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively.	$1	$1
Class B common stock, $0.00001 par value - 6,000,000,000 shares authorized, none issued and outstanding as of December 31, 2022 and December 31, 2021.	—	—
Class C common stock, $0.00001 par value - 6,000,000,000 shares authorized, none issued and outstanding as of December 31, 2022 and December 31, 2021.	—	—
Class D common stock, $0.00001 par value - 6,000,000,000 shares authorized, 1,848,879,483 shares issued and outstanding as of December 31, 2022 and December 31, 2021.	19	19
Additional paid-in capital	276,221	287,558
Retained earnings	300,394	378,005
Accumulated other comprehensive income	69	81
Non-controlling interest	7,898,845	9,093,868
Total equity	8,475,549	9,759,532
Total liabilities and equity	$20,082,212	$32,774,895
See accompanying Notes to the Consolidated Financial Statements.

Rocket Companies, Inc.
Consolidated Statements of Income and Comprehensive Income
(In Thousands, Except Shares and Per Share Amounts)

	Years Ended December 31,
	2022	2021	2020
Income:
Revenue
Gain on sale of loans:
Gain on sale of loans excluding fair value of MSRs, net	$1,166,770	$6,604,215	$11,946,044
Fair value of originated MSRs	1,970,647	3,864,359	3,124,659
Gain on sale of loans, net	3,137,417	10,468,574	15,070,703
Loan servicing income (loss):
Servicing fee income	1,458,637	1,325,938	1,074,255
Change in fair value of MSRs	185,036	(689,432)	(2,379,355)
Loan servicing income (loss), net	1,643,673	636,506	(1,305,100)
Interest income:
Interest income	350,591	430,086	329,593
Interest expense on funding facilities	(166,388)	(261,146)	(245,523)
Interest income, net	184,203	168,940	84,070
Other income	873,200	1,640,446	1,800,394
Total revenue, net	5,838,493	12,914,466	15,650,067
Expenses
Salaries, commissions and team member benefits	2,797,868	3,356,815	3,238,301
General and administrative expenses	906,195	1,183,418	1,053,080
Marketing and advertising expenses	945,694	1,249,583	949,933
Depreciation and amortization	94,020	74,713	74,316
Interest and amortization expense on non-funding debt	153,596	230,740	186,301
Other expenses	199,209	634,296	616,479
Total expenses	5,096,582	6,729,565	6,118,410
Income before income taxes	741,911	6,184,901	9,531,657
Provision for income taxes	(41,978)	(112,738)	(132,381)
Net income	699,933	6,072,163	9,399,276
Net income attributable to non-controlling interest	(653,512)	(5,763,953)	(9,201,325)
Net income attributable to Rocket Companies	$46,421	$308,210	$197,951

Earnings per share of Class A common stock:
Basic	$0.39	$2.36	$1.77
Diluted	$0.28	$2.32	$1.76

Weighted average shares outstanding:
Basic	120,577,548	130,578,206	111,926,619
Diluted	1,971,620,573	1,989,433,567	116,238,493

Comprehensive income:
Net income	$699,933	$6,072,163	$9,399,276
Cumulative translation adjustment	(950)	(115)	885
Unrealized gain (loss) on investment securities	516	(5,550)	5,033
Comprehensive income	699,499	6,066,498	9,405,194
Comprehensive income attributable to noncontrolling interest	(653,101)	(5,758,675)	(9,207,296)
Comprehensive income attributable to Rocket Companies	$46,398	$307,823	$197,898
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
See accompanying Notes to the Consolidated Financial Statements.

Rocket Companies, Inc.
Consolidated Statements of Changes in Equity
(In Thousands, Except Shares and Per Share Amounts)

	Class A Common Stock Shares	Class A Common Stock Amount	Class D Common Stock Shares	Class D Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Net Parent Investment	Accumulated Other Comprehensive (Loss) Income	Total Non-controlling Interest	Total Equity
Balance, December 31, 2020	115,372,565	$1	1,869,079,483	$19	$282,743	$207,422	$—	$317	$7,391,654	$7,882,156
Net income	—	—	—	—	—	308,210	—	—	5,763,953	6,072,163
Cumulative translation adjustment	—	—	—	—	—	—	—	(10)	(105)	(115)
Unrealized loss on investment securities	—	—	—	—	—	—	—	(375)	(5,175)	(5,550)
Share-based compensation, net	2,529,124	—	—	—	9,899	—	—	—	143,787	153,686
Distributions for state taxes on behalf of unit holders (members), net	—	—	—	—	—	(8,414)	—	—	(133,138)	(141,552)
Distributions to unit holders (members) from subsidiary investment	—	—	—	—	—	—	—	—	(3,844,159)	(3,844,159)
Special Dividend to Class A Shareholders	—	—	—	—	—	(145,640)	—	—	835	(144,805)
Pushdown of Dividend Equivalent	—	—	—	—	—	16,427	—	—	(16,427)	—
Taxes withheld on employees' restricted share award vesting	—	—	—	—	(878)		—	—	(11,843)	(12,721)
Issuance of Class A Common Shares under stock compensation and benefit plans	2,778,209	—	—	—	3,523	—	—	—	47,847	51,370
Repurchase of Class A Common Shares	(14,442,195)	—	—	—	(231,584)	—	—	—	—	(231,584)
Change in controlling interest of investment, net	20,200,000	—	(20,200,000)	—	223,855	—	—	149	(243,361)	(19,357)
Balance, December 31, 2021	126,437,703	$1	1,848,879,483	$19	$287,558	$378,005	$—	$81	$9,093,868	$9,759,532
Net income	—	—	—	—	—	46,421	—	—	653,512	699,933
Cumulative translation adjustment	—	—	—	—	—	—	—	(48)	(902)	(950)
Unrealized gain on investment securities	—	—	—	—	—	—	—	25	491	516
Share-based compensation, net	10,142,678	—	—	—	13,643	—	—	—	196,841	210,484
Distributions for state taxes on behalf of unit holders (members), net	—	—	—	—	—	(373)	—	—	(30,405)	(30,778)
Contributions from unit holders (members) from subsidiary investment, net	—	—	—	—	717	—	—	—	(1,831,854)	(1,831,137)
Special Dividend to Class A Shareholders	—	—	—	—	—	(123,659)	—	—	(30,376)	(154,035)
Taxes withheld on employees' restricted share award vesting	—	—	—	—	(2,529)	—	—	—	(41,219)	(43,748)
Issuance of Class A common Shares under stock compensation and benefit plans	4,609,697	—	—	—	2,722	—	—	—	40,752	43,474
Repurchase of Class A common Shares	(17,698,472)	—	—	—	(177,700)	—	—	—	—	(177,700)
Change in controlling interest of investment, net	—	—	—	—	151,810	—	—	11	(151,863)	(42)
Balance, December 31, 2022	123,491,606	$1	1,848,879,483	$19	$276,221	$300,394	$—	$69	$7,898,845	$8,475,549

See accompanying Notes to the Consolidated Financial Statements.

Rocket Companies, Inc.
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended December 31,
	2022	2021	2020
Operating activities
Net income	$699,933	$6,072,163	$9,399,276
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	94,020	74,713	74,316
Provision for deferred income taxes	36,174	48,319	66,530
Loss on extinguishment of Senior Notes	—	87,262	43,695
Origination of mortgage servicing rights	(1,970,647)	(3,864,359)	(3,124,659)
Change in fair value of MSRs, net	(259,647)	599,167	2,297,988
Gain on sale of loans excluding fair value of MSRs, net	(1,166,770)	(6,604,215)	(11,946,044)
Disbursements of mortgage loans held for sale	(134,326,580)	(352,968,791)	(316,702,083)
Proceeds from sale of loans held for sale	147,980,499	363,999,306	318,223,938
Share-based compensation expense	216,001	163,712	136,187
Change in assets and liabilities:
Due from affiliates	(1,043)	12,420	7,249
Other assets	22,758	87,443	(412,688)
Accounts payable	(155,213)	11,170	94,562
Due to affiliates	(907)	(40,967)	20,947
Premium recapture and indemnification losses paid	(26,881)	254	(4,010)
Other liabilities	(318,202)	66,331	147,426
Total adjustments	$10,123,562	$1,671,765	$(11,076,646)
Net cash provided by (used in) operating activities	$10,823,495	$7,743,928	$(1,677,370)
Investing activities
Proceeds from sale of MSRs	$671,917	$933,457	$561,560
Net purchase of MSRs	(14,640)	(184,527)	—
Net decrease in notes receivable from affiliates	—	—	60,516
Decrease (increase) in mortgage loans held for investment	12,534	(21,200)	3,973
Net decrease (increase) in investment securities	2,055	(39,896)	(2,500)
Cash paid on acquisition of business	—	(1,234,395)	—
Purchase and other additions of property and equipment, net of disposals	(93,124)	(118,291)	(106,346)
Net cash provided by (used in) investing activities	$578,742	$(664,852)	$517,203
Financing activities
Net (payments) borrowings on funding facilities	$(9,202,893)	$(4,990,981)	$5,700,695
Net (payments) borrowings on lines of credit	(75,000)	(300,000)	210,000
Borrowings on Senior Notes	—	2,000,000	2,000,000
Repayments on Senior Notes	—	(1,022,711)	(1,285,938)
Net (payments) borrowings on early buy out facility	(1,223,902)	1,566,518	134,019
Net borrowings (payments) notes payable from unconsolidated affiliates	720	721	(9,276)
Proceeds from MSRs financing liability	—	21,635	190,621
Issuance of Class D Shares to RHI	—	—	20
Proceeds from Class A Shares Issued prior to Offering	—	—	6,706
Proceeds received from IPO, net of cost	—	—	1,744,075
Proceeds received from Greenshoe option	—	—	263,925
Use of Proceeds to Purchase Class D Shares and Holding Units from RHI	—	—	(2,023,424)
Stock issuance	37,760	41,981	—
Share repurchase	(177,700)	(231,584)	—
Taxes withheld on employees' restricted share award vesting	(43,748)	(12,721)	—
Distributions to other unit holders (members) and Class A shareholders	(2,139,023)	(3,994,325)	(1,375,181)
Net transfers to Parent	—	—	(3,798,582)
Net cash (used in) provided by financing activities	$(12,823,786)	$(6,921,467)	$1,757,660
Effects of exchange rate changes on cash and cash equivalents	(949)	(115)	885
Net (decrease) increase in cash and cash equivalents and restricted cash	(1,422,498)	157,494	598,378
Cash and cash equivalents and restricted cash, beginning of period	2,211,597	2,054,103	1,455,725
Cash and cash equivalents and restricted cash, end of period	$789,099	$2,211,597	$2,054,103
Non-cash activities
Loans transferred to other real estate owned	$1,312	$1,288	$1,484
Supplemental disclosures
Cash paid for interest on related party borrowings	$6,408	$7,167	$3,486
Cash paid for interest, net	$321,176	$422,593	$366,953
Cash paid for income taxes, net	$12,544	$76,631	$55,695

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

We are a Detroit-based fintech holding company consisting of tech-driven mortgage, real estate and financial services businesses. We are committed to providing an industry-leading client experience powered by our simple, fast and trusted digital solutions. In addition to Rocket Mortgage, one of the nation’s largest mortgage lenders, we have expanded into complementary industries, such as real estate services, personal lending, solar, and personal finance. Through these industries, we seek to deliver innovative client solutions leveraging our Rocket platform. Our business operations are organized into the following two segments: (1) Direct to Consumer and (2) Partner Network, refer to Note 16, Segments.

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

As the sole managing member of Holdings, the Company operates and controls all of the business affairs of Holdings, and through Holdings and its subsidiaries, conducts its business. Holdings is considered a variable interest entity (“VIE”) and we consolidate the financial results of Holdings under the guidance of ASC 810, Consolidation. A portion of our Net income is allocated to Net income attributable to non-controlling interest. For further details, refer below to Variable Interest Entities and Note 17, Non-controlling Interests.

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

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
The Company's derivatives, IRLCs, mortgage loans held for sale, and MSRs are measured at fair value on a recurring basis. Additionally, other assets may be required to be measured at fair value in the consolidated financial statements on a nonrecurring basis. Examples of such measurements are mortgage loans transferred between held for investment and held for sale, certain impaired loans, and other real estate owned. For further details of the Company's transactions refer to Note 2, Fair Value Measurements.

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

We believe the assumptions underlying the consolidated financial statements, including the assumptions regarding allocation of expenses from RHI are reasonable. Prior to the reorganization and IPO, the executive management compensation expense has been allocated based on time incurred for services provided to Holdings and its subsidiaries for 2020. Total costs allocated to us for these services were $96,199 for the year ended December 31, 2020. This amount was included in salaries, commissions and team member benefits in our Consolidated Statements of Income and Comprehensive Income. In our opinion, these consolidated financial statements include all normal and recurring adjustments considered necessary for a fair statement of our results of operations, financial position and cash flows for the periods presented.

Acquisition Agreement

On August 5, 2020, Rocket Companies, Inc. entered into an acquisition agreement with RHI and its direct subsidiary Amrock Holdings Inc. pursuant to which we acquired ATI, a title insurance underwriting business, for total aggregate consideration of $14,400 that consisted of 800,000 Holdings Units and shares of Rocket Companies, Inc. Class D common stock valued at the initial public offering price of $18.00 per share (the number of shares issued equals the purchase price divided by the price to the public in our initial public offering), the acquisition closed on August 14, 2020 subsequent to the IPO date on August 10, 2020. Because the Acquisition was a transaction between commonly controlled entities, U.S. GAAP requires the retrospective combination of the entities for all periods presented as if the combination had been in effect since the inception of common control. Accordingly, the Company’s consolidated financial statements included in this Form 10-K for the year ended December 31, 2020, reflect the retrospective combination of the entities as if the combination had been in effect since inception of common control.

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

Subsequent Events

In preparing these consolidated financial statements, the Company evaluated events and transactions for potential recognition or disclosure through the date these consolidated financial statements were issued. Refer to Note 6, Borrowings for disclosures on changes to the Company’s debt agreements and Note 12, Income Taxes for transactions subsequent to December 31, 2022.

Special Dividends

On February 25, 2021, our board of directors authorized and declared a cash dividend (the "2021 Special Dividend") of $1.11 per share to the holders of our Class A common stock. The 2021 Special Dividend was paid on March 23, 2021 to holders of the Class A common stock of record as of the close of business on March 9, 2021. The Company funded the 2021 Special

Rocket Companies, Inc.
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

Share Repurchase Authorization

On November 1, 2022, the Company's board of directors approved the renewal of the share repurchase program effective November 11, 2022. The share repurchase program renews and extends the previously approved share repurchase program and authorizes the Company to repurchase shares of the Company’s common stock in an aggregate value, not to exceed $1 billion dollars, from time to time, in the open market or through privately negotiated transactions, in accordance with applicable securities laws. The share repurchase program will remain in effect for a two-year period terminating in November 2024. The share repurchase program does not obligate the Company to make any repurchases at any specific time. The timing and extent to which the Company repurchases its shares will depend upon, among other things, market conditions, share price, liquidity targets, regulatory requirements and other factors. As of December 31, 2022 approximately $590.7 million remains available under the Share Repurchase Program.

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

Interest income, net — includes interest earned on mortgage loans held for sale and mortgage loans held for investment net of the interest expense paid on our loan funding facilities. Interest income is recorded as earned and interest expense is recorded as incurred. Interest income is accrued and credited to income daily based on the unpaid principal balance outstanding. The accrual of interest is generally discontinued when a loan becomes 90 days past due.

Other income — is derived primarily from closing fees, net appraisal revenue, net title insurance fees, personal finance subscription revenue, real estate network referral fees, contact center revenue, personal loans business, professional service fees, and lead generation revenue.

The following revenue streams fall within the scope of ASC Topic 606 — Revenue from Contracts with Customers and are disaggregated hereunder:

Amrock closing fees — The Company recognizes closing fees for non-recurring services provided in connection with the origination of the loan. These fees are recognized at the time of loan closing for purchase transactions or at the end of a client's three-day rescission period for refinance transactions, which represents the point in time the loan closing services performance obligation is satisfied. The consideration received for closing services is a fixed fee per loan that varies by state and loan type. Closing fees were $157,853, $506,685, and $457,703 for the years ended December 31, 2022, 2021, and 2020, respectively.

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)

Amrock appraisal revenue, net — The Company recognizes appraisal revenue when the appraisal service is completed. The Company may choose to deliver appraisal services directly to its client or subcontract such services to a third-party licensed and/or certified appraiser. In instances where the Company performs the appraisal, revenue is recognized as the gross amount of consideration received at a fixed price per appraisal. The Company is an agent in instances where a third-party appraiser is involved in the delivery of appraisal services and revenue is recognized net of third-party appraisal expenses. Appraisal revenue, net was $65,082, $96,471, and $78,673 for the years ended December 31, 2022, 2021, and 2020, respectively.

Rocket Money (formerly known as Truebill) subscription revenue - The Company recognizes subscription revenue ratably over the contract term beginning on the commencement date of each contract. We have determined that subscriptions represent a stand-ready obligation to perform over the subscription term. These performance obligations are satisfied over time as the customer simultaneously receives and consumes the benefits. Contracts are one month to one year in length. Subscription revenues were $118,344 for the year ended December 31, 2022.

Rocket Homes real estate network referral fees — The Company recognizes real estate network referral fee revenue based on arrangements with partner agencies contingent on the closing of a transaction. As this revenue stream is variable, and is contingent on the successful transaction close, the revenue is constrained until the occurrence of the transaction. At this point, the constraint on recognizing revenue is deemed to have been lifted and revenue is recognized for the consideration expected to be received. Real estate network referral fees, net of intercompany eliminations, were $48,207, $54,181, and $42,777 for the years ended December 31, 2022, 2021, and 2020, respectively.

Rock Connections and Rocket Auto contact center revenue — The Company recognizes contact center revenue for communication services including client support and sales. Consideration received mainly includes a fixed base fee and/or a variable contingent fee. The fixed base fee is recognized ratably over the period of performance, as the performance obligation is considered to be satisfied equally throughout the service period. The variable contingent fee related to car sales is constrained until the sale of the car is completed. Contact center revenues, net of intercompany eliminations, were $17,476, $45,485, and $27,904 for the years ended December 31, 2022, 2021, and 2020, respectively.

Professional service fees — The Company recognizes professional service fee revenue based on the delivery of services (e.g., human resources, technology, training) over the term of a contract. Consideration for the promised services is received through a combination of a fixed fee for the period and incremental fees paid for optional services that are available at an incremental rate determined at the time such services are requested. The Company recognizes the annual fee ratably over the life of the contract, as the performance obligation is satisfied equally over the term of the contract. For the optional services, revenue is only recognized at the time the services are requested and delivered and pricing is agreed upon. Professional service fee revenues were $12,111, $12,753, and $10,884 for the years ended December 31, 2022, 2021, and 2020, respectively, and were rendered entirely to related parties.

Core Digital Media lead generation revenue — The Company recognizes online consumer acquisition revenue based on successful delivery of marketing leads to a client at a fixed fee per lead. This service is satisfied at the time the lead is delivered, at which time revenue for the service is recognized. Online consumer acquisition revenue, net of intercompany eliminations, were $9,049, $27,699, and $24,231 for the years ended December 31, 2022, 2021, and 2020, respectively.

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

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. We maintain our bank accounts with a relatively small number of high-quality financial institutions.

Restricted cash as of December 31, 2022, 2021, and 2020 consisted of cash on deposit for a repurchase facility and client application deposits, title premiums collected from the insured that are due to the underwritten, principal and interest received in collection accounts for purchased assets, and a $25,000 bond.

	December 31,
	2022	2021	2020
Cash and cash equivalents	$722,293	$2,131,174	$1,971,085
Restricted cash	66,806	80,423	83,018
Total cash, cash equivalents, and restricted cash in the statement of cash flows	$789,099	$2,211,597	$2,054,103

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

Derivative Financial Instruments

The Company enters into interest rate lock commitments, forward commitments to sell mortgage loans and forward commitments to purchase loans, which are considered derivative financial instruments. These items are accounted for as free-standing derivatives and are included in the Consolidated Balance Sheets at fair value. The Company treats all of its derivative instruments as economic hedges; therefore, none of its derivative instruments are designated as accounting hedges. Changes in the fair value of the IRLCs and forward commitments to sell and purchase mortgage loans are recorded in current period earnings and are included in gain on sale of loans, net in the Consolidated Statements of Income and Comprehensive Income. Forward commitments to purchase mortgage loans are recognized in current period earnings and are included in gain on sale of loans, net in the Consolidated Statements of Income and Comprehensive Income.

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

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
fully or partially offset the changes in fair value of the MSR assets the Company intends to sell. The changes in fair value of these derivatives are recorded in the change in fair value of MSRs, net.

Forward commitments include To-Be-Announced ("TBA") mortgage-backed securities that have been aggregated at the counterparty level for presentation and disclosure purposes. Counterparty agreements contain a legal right to offset amounts due to and from the same counterparty under legally enforceable master netting agreements to settle with the same counterparty, on a net basis, as well as the right to obtain cash collateral. Forward commitments also include commitments to sell loans to counterparties and to purchase loans from counterparties at determined prices. Refer to Note 13, Derivative Financial Instruments for further information.

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

Intangible Assets

Definite-lived intangible assets primarily consist of customer relationships and technology acquired through business combinations and are recorded at their estimated fair value at the date of acquisition. These assets are amortized on a straight-line basis over their estimated useful lives and are tested for impairment only if events or circumstances indicate that the assets might be impaired.

Indefinite-lived intangible assets consist of licenses to perform title insurance services acquired through business combinations and are recorded at their estimated fair value at the date of acquisition. The Company tests indefinite-lived intangible assets consistent with the policy described below for goodwill.

Goodwill

Goodwill is the excess of the purchase price over the estimated fair value of identifiable net assets acquired in business combinations. The Company tests goodwill for impairment annually in the fourth quarter, or more frequently when indications of potential impairment exist. The Company monitors the existence of potential impairment indicators throughout the fiscal year. Goodwill impairment testing is performed at the reporting unit level. The Company may elect to perform either a qualitative test or a quantitative test to determine if it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value. Fair value reflects the price a market participant would be willing to pay in a potential sale of the reporting unit. If the estimated fair value exceeds carrying value, then we conclude the goodwill is not impaired. If the carrying value of the reporting unit exceeds its estimated fair value, the Company recognizes an impairment loss in an amount equal to the excess, not to exceed the amount of goodwill allocated to the reporting unit. Refer to Note 9, Goodwill and Intangible Assets, for further information on the goodwill attributable to the Company’s acquisitions.

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

Rocket Companies, Inc.
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

Non-controlling interests

As noted above, we are the sole managing member of Holdings and consolidate the financial results of Holdings. Therefore, we report a non-controlling interest based on the Holdings Units of Holdings held by Dan Gilbert, our founder and Chairman (our "Chairman") and RHI (the "non-controlling interest holders") on our Consolidated Balance Sheets. Income or loss is attributed to the non-controlling interests based on the weighted average Holdings Units outstanding during the period and is presented on the Consolidated Statements of Income and Comprehensive Income. Refer to Note 17, Non-controlling Interests for more information.

Share-based Compensation

In connection with the IPO, equity-based awards were issued under the Rocket Companies, Inc. 2020 Omnibus Incentive Plan including restricted stock units and stock options to purchase shares of our Class A common stock at an exercise price equal to the price to the public in the initial public offering. Share-based compensation expense is recorded as a component of salaries, commissions and team member benefits. Share-based compensation expense is recognized on a straight-line basis over the requisite service period based on the fair value of the award on the date of grant, refer to Note 18, Share-based Compensation for additional information.

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

Our interpretations of tax laws are subject to review and examination by various taxing authorities and jurisdictions where the Company operates, and disputes may occur regarding its view on a tax position. These disputes over interpretations with the various tax authorities may be settled by audit, administrative appeals or adjudication in the court systems of the tax jurisdictions in which the Company operates. We regularly review whether we may be assessed additional income taxes as a result of the resolution of these matters, and the Company records additional reserves as appropriate. In addition, the Company may revise its estimate of income taxes due to changes in income tax laws, legal interpretations, and business strategies. We recognize the financial statement effects of uncertain income tax positions when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. We record interest and penalties related to uncertain income tax positions in income tax expense. For additional information regarding our provision for income taxes refer to Note 12, Income Taxes.

Tax Receivable Agreement

In connection with the reorganization completed prior to our IPO in 2020, the Company entered into a Tax Receivable Agreement with RHI and our Chairman ("LLC Members") that will obligate the Company to make payments to the LLC Members generally equal to 90% of the applicable cash tax savings that the Company actually realizes or in some cases is deemed to realize as a result of the tax attributes generated by (i) certain increases in our allocable share of the tax basis in Holdings’ assets resulting from (a) the purchases of Holdings Units (along with the corresponding shares of our Class D common stock or Class C common stock) from the LLC Members (or their transferees of Holdings Units or other assignees) using the net proceeds from our initial public offering or in any future offering, (b) exchanges by the LLC Members (or their transferees of Holdings Units or other assignees) of Holdings Units (along with the corresponding shares of our Class D common stock or Class C common stock) for cash or shares of our Class B common stock or Class A common stock, as

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
applicable, or (c) payments under the Tax Receivable Agreement; (ii) tax benefits related to imputed interest deemed arising as a result of payments made under the Tax Receivable Agreement and (iii) disproportionate allocations (if any) of tax benefits to Holdings as a result of section 704(c) of the Code that relate to the reorganization transactions. The Company will retain the benefit of the remaining 10% of these tax savings. For additional information regarding our Tax Receivable Agreement, refer to Note 12, Income Taxes

The Company recognized a liability for the Tax Receivable Agreement based upon the estimate of future TRA payments. The amounts payable under the Tax Receivable Agreement will vary depending upon a number of factors, including the amount, character, and timing of the taxable income of Rocket Companies in the future. Any such changes in these factors or changes in the Company’s determination of the need for a valuation allowance related to the tax benefits acquired under the Tax Receivable Agreement could adjust the Tax receivable agreement liability recognized and recorded within earnings in future periods.

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

Rocket Companies, Inc.’s financial position, performance and cash flows effectively represent those of Holdings and its subsidiaries as of and for the period ended December 31, 2022. Prior to the reorganization and IPO, Rocket Companies, Inc. was not impacted by Holdings.

Basic and Diluted Earnings Per Share

The Company applies the two-class method for calculating and presenting earnings per share by separately presenting earnings per share for Class A common stock and Class B common stock. In applying the two-class method, the Company allocates undistributed earnings equally on a per share basis between Class A and Class B common stock. According to the Company’s certificate of incorporation, the holders of the Class A and Class B common stock are entitled to participate in earnings equally on a per-share basis, as if all shares of common stock were of a single class, and in such dividends as may be declared by the board of directors. Holders of the Class A and Class B common stock also have equal priority in liquidation. Shares of Class C and Class D common stock do not participate in earnings of Rocket Companies, Inc. As a result, the shares of Class C and Class D common stock are not considered participating securities and are not included in the weighted-average shares outstanding for purposes of earnings per share. Restricted stock units awarded as part of the Company’s compensation program, described in Note 18, Share-based Compensation are included in the weighted-average Class A shares outstanding in the calculation of basic EPS once the units are fully vested. Refer to Note 19, Earnings Per Share for more information.

Recently Adopted Accounting Standards

There are no recently issued accounting pronouncements adopted for the period.

Rocket Companies, Inc.
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

The following is a description of measurement techniques for items recorded at fair value on a recurring basis. There were no material items recorded at fair value on a nonrecurring basis as of December 31, 2022 or December 31, 2021.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The table below shows a summary of financial statement items that are measured at estimated fair value on a recurring basis, including assets measured under the fair value option. There were no material transfers of assets or liabilities recorded at fair value on a recurring basis between Levels 1, 2 or 3 during the year ended December 31, 2022 or the year ended December 31, 2021.

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)

	Level 1	Level 2	Level 3	Total
Balance at December 31, 2022
Assets:
Mortgage loans held for sale (1)	$—	$6,260,745	$1,082,730	$7,343,475
IRLCs	—	—	90,635	90,635
MSRs	—	—	6,946,940	6,946,940
Forward commitments	—	22,444	—	22,444
Total assets	$—	$6,283,189	$8,120,305	$14,403,494
Liabilities:
Forward commitments	$—	$25,117	$—	$25,117
Total liabilities	$—	$25,117	$—	$25,117

Balance at December 31, 2021
Assets:
Mortgage loans held for sale (1)	$—	$17,014,202	$2,309,366	$19,323,568
IRLCs	—	—	538,861	538,861
MSRs	—	—	5,385,613	5,385,613
Forward commitments	—	17,337	—	17,337
Total assets	$—	$17,031,539	$8,233,840	$25,265,379
Liabilities:
Forward commitments	$—	$19,911	$—	$19,911
Total liabilities	$—	$19,911	$—	$19,911

(1)    As of December 31, 2022 and 2021, $314.4 million and $830.1 million of unpaid principal balance of the level 3 mortgage loans held for sale were 90 days or more delinquent and were considered in non-accrual status.

The following tables present the quantitative information about recurring Level 3 fair value financial instruments and the fair value measurements as of:

	December 31, 2022		December 31, 2021
Unobservable Input	Range	Weighted Average	Range	Weighted Average
Mortgage loans held for sale
Model pricing	67% - 100%	86%	89% - 103%	99%
IRLCs
Loan funding probability	0% - 100%	68%	0% - 100%	78%
MSRs
Discount rate	9.5% - 12.5%	9.9%	9.0% - 12.0%	9.5%
Conditional prepayment rate	6.1% - 26.6%	6.9%	6.8% - 36.9%	8.7%

The table below presents a reconciliation of Level 3 assets measured at fair value on a recurring basis for the years ended December 31, 2022 and 2021. Mortgage servicing rights are also classified as a Level 3 asset measured at fair value on a recurring basis and its reconciliation is found in Note 3, Mortgage Servicing Rights.

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)

	Loans Held for Sale	IRLCs
Balance at December 31, 2021	$2,309,366	$538,861
Transfers in (1)	1,315,430	—
Transfers out/principal reductions (1)	(2,371,104)	—
Net transfers and revaluation losses	—	(448,226)
Total losses included in net income	(170,962)	—
Balance at December 31, 2022	$1,082,730	$90,635

Balance at December 31, 2020	$579,666	$1,897,194
Transfers in (1)	3,524,260	—
Transfers out/principal reductions (1)	(1,788,552)	—
Net transfers and revaluation losses	—	(1,358,333)
Total losses included in net income	(6,008)	—
Balance at December 31, 2021	$2,309,366	$538,861

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

Fair Value Option

The following is the estimated fair value and unpaid principal balance (“UPB”) of mortgage loans held for sale that have contractual principal amounts and for which the Company has elected the fair value option. The fair value option was elected for mortgage loans held for sale as the Company believes fair value best reflects their expected future economic performance:

	Fair Value	Principal Amount Due Upon Maturity	Difference (1)
Balance at December 31, 2022	$7,343,475	$7,424,223	$(80,748)
Balance at December 31, 2021	$19,323,568	$19,018,552	$305,016

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

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)

	December 31, 2022		December 31, 2021
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior Notes, due 10/15/2026	$1,141,432	$984,963	$1,139,146	$1,151,932
Senior Notes, due 1/15/2028	61,330	57,039	61,197	64,251
Senior Notes, due 3/1/2029	743,815	595,493	742,812	752,805
Senior Notes, due 3/1/2031	1,238,958	961,450	1,237,605	1,273,675
Senior Notes, due 10/15/2033	842,435	625,175	841,731	857,718
Total Senior Notes, net	$4,027,970	$3,224,120	$4,022,491	$4,100,381

The fair value of Senior Notes was calculated using the observable bond price at December 31, 2022 and 2021, respectively. The Senior Notes are classified as Level 2 in the fair value hierarchy.
3. Mortgage Servicing Rights
The following table summarizes changes to the MSR assets for the year ended:

	Year Ended December 31,
	2022	2021
Fair value, beginning of period	$5,385,613	$2,862,685
MSRs originated	1,970,647	3,864,359
MSRs sales	(671,968)	(936,257)
MSRs purchases	—	200,591
Changes in fair value:
Due to changes in valuation model inputs or assumptions (1)	1,285,981	589,852
Due to collection/realization of cash flows	(1,023,333)	(1,195,617)
Total changes in fair value	262,648	(605,765)
Fair value, end of period	$6,946,940	$5,385,613

(1)    Reflects changes in assumptions including discount rates and prepayment speed assumptions, mostly due to changes in market interest rates. Does not include the change in fair value of derivatives that economically hedge MSRs identified for sale or the effects of contractual prepayment protection resulting from sales of MSRs.
The total UPB of mortgage loans serviced, excluding subserviced loans, at December 31, 2022 and 2021 was $486,540,840 and $485,087,214, respectively. The portfolio primarily consists of high-quality performing agency and government (FHA and VA) loans. As of December 31, 2022, delinquent loans (defined as 60-plus days past-due) were 1.20% of our total portfolio. Excluding clients in forbearance plans, our delinquent loans (defined as 60-plus days past-due) were 0.88% as of December 31, 2022.
The following is a summary of the weighted average discount rate and prepayment speed assumptions used to determine the fair value of MSRs as well as the expected life of the loans in the servicing portfolio:

	December 31, 2022	December 31, 2021
Discount rate	9.9%	9.5%
Prepayment speeds	6.9%	8.7%
Life (in years)	8.08	7.25

Rocket Companies, Inc.
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
The following table stresses the discount rate and prepayment speeds at two different data points:

	Discount Rate		Prepayment Speeds
	100 BPS Adverse Change	200 BPS Adverse Change	10% Adverse Change	20% Adverse Change
December 31, 2022
Mortgage servicing rights	$(295,754)	$(565,704)	$(171,297)	$(334,664)
December 31, 2021
Mortgage servicing rights	$(232,658)	$(435,181)	$(198,153)	$(372,018)

4. Mortgage Loans Held for Sale

The Company sells substantially all of its originated mortgage loans into the secondary market. The Company retains the right to service a majority of these loans upon sale through ownership of servicing rights. A reconciliation of the changes in mortgage loans held for sale to the amounts presented on the Consolidated Statements of Cash Flows is below:

	Year Ended December 31,
	2022	2021
Balance at the beginning of period	$19,323,568	$22,865,106
Disbursements of mortgage loans held for sale	134,326,580	352,968,791
Proceeds from sales of mortgage loans held for sale (1)	(147,952,800)	(363,970,300)
Gain on sale of mortgage loans excluding fair value of other financial instruments, net (2)	1,646,127	7,459,971
Balance at the end of period	$7,343,475	$19,323,568

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

Credit Risk

The Company is subject to credit risk associated with mortgage loans that it purchases and originates during the period of time prior to the sale of these loans. The Company considers credit risk associated with these loans to be insignificant as it holds the loans for a short period of time, which for the year ended December 31, 2022 is, on average, approximately 43 days from the date of borrowing, and the market for these loans continues to be highly liquid. The Company is also subject to credit risk associated with mortgage loans it has repurchased as a result of breaches of representations and warranties during the period of time between repurchase and resale.

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
5. Property and Equipment

Property and equipment are depreciated over lives primarily ranging from 3 to 7 years for office furniture, equipment, computer software and leasehold improvements. Property and equipment consist of the following:

	December 31,
	2022	2021
Office furniture, equipment, and technology	$284,542	$419,583
Leasehold improvements	202,806	229,335
Internally-developed software	157,754	116,473
Projects-in-process	92,352	56,391
Total cost	$737,454	$821,782
Accumulated depreciation and amortization	(463,262)	(567,406)
Total property and equipment, net	$274,192	$254,376

6. Borrowings

The Company maintains various funding facilities and other non-funding debt as shown in the tables below. Interest rates typically have two main components: a base rate most commonly SOFR or LIBOR, which is sometimes subject to a minimum floor and a spread. Some facilities have a commitment fee, which can be up to 50 basis points per year. The commitment fee charged by lenders is calculated based on the committed line amount multiplied by a negotiated rate. The Company is required to maintain certain covenants, including minimum tangible net worth, minimum liquidity, maximum total debt or liabilities to net worth ratio, pretax net income requirements, and other customary debt covenants, as defined in the agreements. The Company was in compliance with all covenants as of December 31, 2022 and 2021.

The amount owed and outstanding on the Company’s loan funding facilities fluctuates based on its origination volume, the amount of time it takes the Company to sell the loans it originates, and the Company’s ability to use its cash to self-fund loans. In addition to self-funding, the Company may from time to time use surplus cash to “buy-down” the effective interest rate of certain loan funding facilities or to self-fund a portion of our loan originations. Buy-down funds are included in Cash and cash equivalents on the Consolidated Balance Sheets. We have the ability to withdraw these funds at any time, unless a margin call has been made or a default has occurred under the relevant facilities. We will also deploy cash to self-fund loan originations, a portion of which can be transferred to a warehouse line or the early buy out line, provided that such loans meet the eligibility criteria to be placed on such lines. The remaining portion will be funded in normal course over a short period of time, generally less than 45 days.

The terms of the Senior Notes restrict our ability and the ability of our subsidiary guarantors among other things to: (1) merge, consolidate or sell, transfer or lease assets, and; (2) create liens on assets.

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
Funding Facilities

Facility Type	Collateral	Maturity	Line Amount	Committed Line Amount	Outstanding Balance as of December 31, 2022	Outstanding Balance as of December 31, 2021
MRA funding:
1) Master Repurchase Agreement (1)(9)	Mortgage loans held for sale (8)	10/20/2023	$1,000,000	$100,000	$49,381	$249,119
2) Master Repurchase Agreement (9)	Mortgage loans held for sale (8)	11/30/2023	1,000,000	100,000	138,057	1,328,727
3) Master Repurchase Agreement (9)	Mortgage loans held for sale (8)	8/9/2024	2,000,000	250,000	702,128	1,714,806
4) Master Repurchase Agreement (2)(9)	Mortgage loans held for sale (8)	10/26/2023	2,000,000	800,000	917,621	1,479,128
5) Master Repurchase Agreement (9)	Mortgage loans held for sale (8)	5/4/2024	1,000,000	250,000	493,029	2,264,954
6) Master Repurchase Agreement (3)(9)	Mortgage loans held for sale (8)	9/9/2024	1,500,000	250,000	101,152	498,335
7) Master Repurchase Agreement (4)(9)	Mortgage loans held for sale (8)	(4)	—	—	—	542,846
8) Master Repurchase Agreement (9)	Mortgage loans held for sale (8)	9/22/2023	1,250,000	250,000	186,707	539,257
9) Master Repurchase Agreement (9)	Mortgage loans held for sale (8)	9/27/2024	750,000	100,000	171,642	616,165
10) Master Repurchase Agreement (5)(9)	Mortgage loans held for sale (8)	(5)	—	—	—	253,389
			10,500,000	2,100,000	2,759,717	9,486,726
Early Funding:
11) Early Funding Facility (6)(9)	Mortgage loans held for sale (8)	(6)	5,000,000	—	561,874	2,071,154
12) Early Funding Facility (7)(9)	Mortgage loans held for sale (8)	(7)	2,000,000	—	227,108	1,193,712
			7,000,000	—	788,982	3,264,866
Total			$17,500,000	$2,100,000	$3,548,699	$12,751,592

(1)    Subsequent to December 31, 2022, this facility was amended to decrease the total facility size to $250,000 with $50,000 committed.

(2)    This facility has a 12-month initial term, which can be extended for 3-months at each subsequent 3-month anniversary from the initial start date. Subsequent to December 31, 2022, this facility was amended to decrease the committed amount to $550,000 and was extended to January 26, 2024.

(3)    This facility has an overall line size of $1,500,000. This facility also includes a $1,500,000 sublimit for MSR financing. Capacity is fully fungible and is not restricted by these allocations.

(4)    This facility was voluntarily paid off and terminated in December 2022.

(5)    This facility matured in December 2022.

(6)    This facility is an evergreen agreement with no stated termination or expiration date. This agreement can be terminated by either party upon written notice.

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
(7)    This facility will have an overall line size of $2,000,000, which will be reviewed every 90 days. This facility is an evergreen agreement with no stated termination or expiration date. This agreement can be terminated by either party upon written notice.

(8)    The Company has multiple borrowing facilities in the form of asset sales under agreements to repurchase. These borrowing facilities are secured by mortgage loans held for sale at fair value as the first priority security interest.

(9)    The interest rates charged by lenders of the funding facilities included the applicable base rate plus a spread ranging from 1.00% and 1.85% for the year ended December 31, 2022, and 1.00% to 2.25%, for the year ended December 31, 2021.

Other Financing Facilities

Facility Type (5)	Collateral	Maturity	Line Amount	Committed Line Amount	Outstanding Balance as of December 31, 2022	Outstanding Balance as of December 31, 2021
Line of Credit Financing Facilities
1) Unsecured line of credit (1)	—	7/27/2025	$2,000,000	$—	$—	$—
2) Unsecured line of credit (1)	—	7/31/2025	100,000	—	—	—
3) Revolving credit facility (4)	—	8/10/2025	1,000,000	1,000,000	—	—
4) MSR line of credit (4)	MSRs	10/20/2023	200,000	—	—	—
5) MSR line of credit (2)(4)	MSRs	9/9/2024	1,500,000	250,000	—	—
6) MSR line of credit (3)(4)	MSRs	(3)	—	—	—	75,000
			$4,800,000	$1,250,000	$—	$75,000
Early Buyout Financing Facility
7) Early buy out facility (4)	Loans/ Advances	3/13/2024	$1,500,000	$—	$672,882	$1,896,784

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

(4)    The interest rates charged by lenders on the other funding facilities included the applicable base rate, plus a spread ranging from 1.45% to 4.00% for the years ended December 31, 2022 and December 31, 2021.

(5)    Subsequent to December 31, 2022, the Company established a new revolving credit facility for personal loans. Effective January 30, 2023 the facility has a line size of $75,000, maturing on January 30, 2025.

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
Unsecured Senior Notes

Facility Type	Maturity	Interest Rate	Outstanding Balance as of December 31, 2022	Outstanding Balance as of December 31, 2021
Unsecured Senior Notes(1)	10/15/2026	2.875%	$1,150,000	$1,150,000
Unsecured Senior Notes(2)	1/15/2028	5.250%	61,985	61,985
Unsecured Senior Notes(3)	3/1/2029	3.625%	750,000	750,000
Unsecured Senior Notes(4)	3/1/2031	3.875%	1,250,000	1,250,000
Unsecured Senior Notes(5)	10/15/2033	4.000%	850,000	850,000
Total Senior Notes			$4,061,985	$4,061,985

Weighted Average Interest Rate			3.59%	3.59%

(1)    The 2026 Senior Notes are unsecured obligation notes with no requirement to pledge collateral for this borrowing. Unamortized debt issuance costs and discounts are presented net against the Senior Notes reducing the $1,150,000 carrying amount on the Consolidated Balance Sheets by $8,569 and $10,854, as of December 31, 2022 and 2021, respectively. Prior to October 15, 2023 the Company may redeem the notes at its option, in whole or in part upon not less than 10 nor more than 60 days’ notice, at a redemption price equal to 100% of the principal amount redeemed, plus a “make whole” premium and accrued and unpaid interest. At any time on or after October 15, 2023, the Company may redeem the note at its option, in whole or in part, upon not less than 10 nor more than 60 days’ notice, at the redemption prices set forth below. The Company may also redeem the notes prior to April 15, 2023, at any time or from time to time, in an amount equal to the cash proceeds received by the Company from an equity offering at a redemption price equal to 102.875% of the principal amount plus accrued and unpaid interest, if any, to but excluding the redemption date, in an aggregate principal amount for all such redemptions not to exceed 40% of the original aggregate principal amount of the notes, provided that the redemption take place not later than 90 days after the closing of the related equity offering; and not less than 60% of the principal amount of the notes remains outstanding immediately thereafter.

Year	Percentage
2023	101.438%
2024	100.719%
2025 and thereafter	100.000%

(2)    The 2028 Senior Notes are unsecured obligation notes with no requirement to pledge collateral for this borrowing. During the fourth quarter of 2021, we purchased $948,015 of the outstanding principal amount of the 2028 Senior Notes in a Tender Offer and Consent Solicitation. Unamortized debt issuance costs and discounts are presented net against the Senior Notes reducing the $61,985 carrying amount on the Consolidated Balance Sheets by $358 and $298 as of December 31, 2022, respectively and reducing the $61,985 carrying amount on the Consolidated Balance Sheets by $430 and $358, as of December 31, 2021, respectively. At any time and from time to time on or after January 15, 2023, the Company may redeem the notes at its option, in whole or in part, upon not less than 30 nor more than 60 days' notice, at the redemption prices equal to the percentage of principal amount set forth below plus accrued and unpaid interest, if any, to but excluding the redemption date, in cash, if redeemed during the twelve-month period beginning on January 15 in the years indicated below:

Year	Percentage
2023	102.625%
2024	101.750%
2025	100.875%
2026 and thereafter	100.000%

(3)    The 2029 Senior Notes are unsecured obligation notes with no requirement to pledge collateral for this borrowing. Unamortized debt issuance costs and discounts are presented net against the Senior Notes reducing the $750,000 carrying amount on the Consolidated Balance Sheets by $6,185 and $7,188, as of December 31, 2022 and 2021,

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
respectively. Prior to March 1, 2024 the Company may redeem the notes at its option, in whole or in part upon not less than 10 nor more than 60 days’ notice, at a redemption price equal to 100% of the principal amount redeemed, plus a “make whole” premium and accrued and unpaid interest. At any time on or after March 1, 2024, the Company may redeem the note at its option, in whole or in part, upon not less than 10 nor more than 60 days’ notice, at the redemption prices set forth below. The Company may also redeem the notes prior to September 1, 2023, at any time or from time to time, in an amount equal to the cash proceeds received by the Company from an equity offering at a redemption price equal to 103.625% of the principal amount plus accrued and unpaid interest, if any, to but excluding the redemption date, in an aggregate principal amount for all such redemptions not to exceed 40% of the original aggregate principal amount of the notes, provided that the redemption take place not later than 90 days after the closing of the related equity offering; and not less than 60% of the principal amount of the notes remains outstanding immediately thereafter.

Year	Percentage
2024	101.813%
2025	100.906%
2026 and thereafter	100.000%

(4)    The 2031 Senior Notes are unsecured obligation notes with no requirement to pledge collateral for this borrowing. Unamortized debt issuance costs and discounts are presented net against the Senior Notes reducing the $1,250,000 carrying amount on the Consolidated Balance Sheets by $11,040 and $12,395 as of December 31, 2022 and 2021, respectively. Prior to March 1, 2026 the Company may redeem the notes at its option, in whole or in part upon not less than 10 nor more than 60 days’ notice, at a redemption price equal to 100% of the principal amount redeemed, plus a “make whole” premium and accrued and unpaid interest. At any time on or after March 1, 2026, the Company may redeem the note at its option, in whole or in part, upon not less than 10 nor more than 60 days’ notice, at the redemption prices set forth below. The Company may also redeem the notes prior to September 1, 2023, at any time or from time to time, in an amount equal to the cash proceeds received by the Company from an equity offering at a redemption price equal to 103.875% of the principal amount plus accrued and unpaid interest, if any, to but excluding the redemption date, in an aggregate principal amount for all such redemptions not to exceed 40% of the original aggregate principal amount of the notes, provided that the redemption take place not later than 90 days after the closing of the related equity offering; and not less than 60% of the principal amount of the notes remains outstanding immediately thereafter.

Year	Percentage
2026	101.938%
2027	101.292%
2028	100.646%
2029 and thereafter	100.000%

(5)    The 2033 Senior Notes are unsecured obligation notes with no requirement to pledge collateral for this borrowing. Unamortized debt issuance costs and discounts are presented net against the Senior Notes reducing the $850,000 carrying amount on the Consolidated Balance Sheets by $7,565 and $8,269, as of December 31, 2022 and 2021, respectively. Prior to October 15, 2027 the Company may redeem the notes at its option, in whole or in part upon not less than 10 nor more than 60 days’ notice, at a redemption price equal to 100% of the principal amount redeemed, plus a “make whole” premium and accrued and unpaid interest. At any time on or after October 15, 2027, the Company may redeem the note at its option, in whole or in part, upon not less than 10 nor more than 60 days’ notice, at the redemption prices set forth below. The Company may also redeem the notes prior to April 15, 2024, at any time or from time to time, in an amount equal to the cash proceeds received by the Company from an equity offering at a redemption price equal to 104.000% of the principal amount plus accrued and unpaid interest, if any, to but excluding the redemption date, in an aggregate principal amount for all such redemptions not to exceed 40% of the original aggregate principal amount of the notes, provided that the redemption take place not later than 90 days after the closing of the related equity offering; and not less than 60% of the principal amount of the notes remains outstanding immediately thereafter.

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)

Year	Percentage
2027	102.000%
2028	101.333%
2029	100.667%
2030 and thereafter	100.000%

The following table outlines the contractual maturities (by unpaid principal balance) of unsecured senior notes (excluding interest and debt discount) for the years ended.

Year	Amount
2023	$—
2024	—
2025	—
2026	1,150,000
2027	—
Thereafter	2,911,985
Total	$4,061,985

Refer to Note 2, Fair Value Measurements for information pertaining to the fair value of the Company’s debt as of December 31, 2022 and 2021.

7. Transactions with Related Parties

The Company has entered into various transactions and agreements with RHI, its subsidiaries, certain other affiliates and related parties (collectively, “Related Parties”). These transactions include providing financing and services as well as obtaining financing and services from these Related Parties.

Financing Arrangements

On June 9, 2017, Rocket Mortgage and RHI entered into an unsecured line of credit, as further amended and restated on September 16, 2021 ("RHI Line of Credit"), pursuant to which Rocket Mortgage has a borrowing capacity of $2,000,000. The RHI Line of Credit matures on July 27, 2025. Borrowings under the line of credit bear interest at a rate per annum of the applicable base rate, plus a spread of 1.25%. The line of credit is uncommitted and RHI has sole discretion over advances. The RHI Line of Credit also contains negative covenants which restrict the ability of the Company to incur debt and create liens on certain assets. It also requires Rocket Mortgage to maintain a quarterly consolidated net income before taxes if adjusted tangible net worth meets certain requirements. There were no outstanding principal amounts due to RHI as of December 31, 2022 and December 31, 2021, pursuant to the RHI Line of Credit. Rocket Mortgage had no repayments in 2022, interest paid was $762 and related to the outstanding balance from prior year. Rocket Mortgage repaid an aggregate of $2,502,793, including interest of $2,793 for the year ended December 31, 2021.

RHI and ATI are parties to a surplus debenture, effective as of December 28, 2015, and as further amended and restated on December 31, 2019 (the “RHI/ATI Debenture”), pursuant to which ATI is indebted to RHI for an aggregate principal amount of $21,500. The RHI/ATI Debenture matures on December 31, 2030. Interest under the RHI/ATI Debenture accrues at an annual rate of 8%. Principal and interest under the RHI/ATI Debenture are due and payable quarterly, in each case subject to ATI achieving a certain amount of surplus and payments of all interest before principal payments begin. Any unpaid amounts of principal and interest shall be due and payable upon the maturity of the RHI/ATI Debenture. ATI repaid an aggregate of $1,000 for the years ended December 31, 2022 and 2021, respectively. The total amount of interest accrued under the RHI/ATI Debenture was $1,720 for the years ended December 31, 2022 and 2021, respectively.

On July 31, 2020, Holdings and RHI entered into an agreement for an uncommitted, unsecured revolving line of credit ("RHI 2nd Line of Credit’’), which will provide for financing from RHI to the Company of up to $100,000. The RHI 2nd Line of Credit matures on July 31, 2025. Borrowings under the line of credit will bear interest at a rate per annum of the applicable base rate plus a spread of 1.25%. The negative covenants of the line of credit restrict the ability of the Company to incur debt

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
and create liens on certain assets. The line of credit also contains customary events of default. As of December 31, 2022 and December 31, 2021 there were no draws on the RHI 2nd Line of Credit and no amounts outstanding.

The amounts receivable from and payable to Related Parties consisted of the following as of:

	December 31, 2022		December 31, 2021
	Principal	Interest Rate	Principal	Interest Rate
Included in Notes receivable and due from affiliates on the Consolidated Balance Sheets
Affiliated receivables and other notes	$10,796	—	$9,753	—
Notes receivable and due from affiliates	$10,796		$9,753
Included in Notes payable and due to affiliates on the Consolidated Balance Sheets
RHI/ATI Debenture	$21,500	8.00%	$21,500	8.00%
Affiliated payables	11,963	—	12,150	—
Notes payable and due to affiliates	$33,463		$33,650

Services, Products and Other Transactions

We have entered into transactions and agreements to provide certain services to Related Parties. We recognized revenue of $12,661, $13,275, and $14,081 for the years ended December 31, 2022, 2021, and 2020, respectively, for the performance of these services, which was included in Other income on the Consolidated Statements of Income and Comprehensive Income. We have also entered into transactions and agreements to purchase certain services, products and other transactions from Related Parties. We incurred expenses of $103,019, $168,581, and $215,728 for the years ended December 31, 2022, 2021, and 2020, respectively, for these products, services and other transactions, which are included in General and administrative expenses on the Consolidated Statements of Income and Comprehensive Income.

As further described in Note 18, Share-based Compensation, the Company is allocated compensation costs associated with awards granted by RHI in years prior to the reorganization and IPO. During the year ended December 31, 2022, all RHI restricted stock units and options were cancelled and replaced with cash or a modified award dominated in RKT shares. This resulted in RHI contributing approximately $42,000 in cash to the Company and its subsidiaries in exchange for the share-based compensation award modifications.

The Company has also entered into a Tax Receivable Agreement with RHI and our Chairman as described further in Note 12, Income Taxes. The Company has also guaranteed the debt of a related party as described further in Note 14, Commitments, Contingencies, and Guarantees.

Promotional Sponsorships

The Company incurred marketing and advertising costs related to the Rocket Mortgage Field House Naming Rights Contract and other promotional sponsorships, which are related parties. The Company incurred expenses of $8,942, $9,026, and $10,330 for the years ended December 31, 2022, 2021, and 2020, respectively, related to these arrangements.

Lease Transactions with Related Parties

The Company is a party to lease agreements for certain offices, including our headquarters in Detroit, with various affiliates of Bedrock Management Services LLC (“Bedrock”), a related party, and other related parties of the Company. The Company incurred expenses of $74,562, $76,960, and $70,157 for the years ended December 31, 2022, 2021, and 2020, respectively, related to these arrangements.

Rocket Companies, Inc.
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

The Company’s operating leases, in which the Company is the lessee, include real estate for our office facilities. The Company determines whether an arrangement is or contains a lease at inception. Leases are classified as either finance or operating at the commencement date of the lease, with classification affecting the pattern of expense recognition in the Consolidated Statements of Income and Comprehensive Income. The Company currently does not have any finance leases, and the vast majority of the Company’s operating lease expense is paid to a related party. Refer to Note 7, Transactions with Related Parties for information regarding lease transaction expenses with related parties.

For lease arrangements where the Company is the lessee, the Company does not separate non-lease components of a contract from the lease component to which they relate. The Company elected that leases with an initial term of 12 months or less are expensed on a straight-line basis over the lease term in the Consolidated Statements of Income and Comprehensive Income and not recorded on the Consolidated Balance Sheets. The Company’s leases generally have remaining lease terms of one year to ten years. Some leases include options to extend or terminate the lease at the Company’s sole discretion on a lease-by-lease basis, and the Company evaluates whether those options are “reasonably certain” of being exercised considering contractual and economic-based factors. The Company used its periodic incremental borrowing rate, based on the information available at commencement date, to determine the present value of future lease payments.

The components of lease expense for the years ended:

	December 31,
	2022	2021
Operating Lease Cost:
Fixed lease expense	$79,621	$77,286
Variable lease expense (1)	9,190	12,246
Total operating lease cost	$88,811	$89,532

(1)     Variable lease payments are expensed in the period in which the obligation for those payments is incurred. These variable lease costs are payments that vary in amount beyond commencement date, for reasons other than passage of time. The Company’s variable payments mainly include common area maintenance and building utilities fees.

Supplemental cash flow information related to leases for the years ended:

	December 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$81,333	$77,967

During the years ended December 31, 2022 and 2021, the right of use assets obtained in exchange for operating lease obligations of new and modified leases at the time of their commencement was $2,632 and $191,435, respectively.

Supplemental balance sheet information related to leases for the year ended:

	December 31,
	2022	2021
Operating Leases:
Total lease right-of-use assets	$366,189	$427,895
Total lease liabilities	$422,769	$482,184
Weighted average lease term	6.7 years	7.5 years
Weighted average discount rate	3.64%	3.61%

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
Maturities of lease liabilities for the year ended:

Operating Leases:
2023	$76,674
2024	71,517
2025	70,862
2026	69,736
2027	65,456
Thereafter	122,181
Total lease payments	$476,426
Less imputed interest	53,657
Total	$422,769

When applying the requirements of Topic 842, the Company made assumptions about the determination of whether a contract contains a lease and the determination of the discount rate for the lease.

Lessor

While the Company is the sublessor in certain leasing arrangements, the majority of such lease arrangements are intercompany and eliminated in consolidation.

9. Goodwill and Intangible Assets

Goodwill

As of December 31, 2022 and 2021, there was approximately $1.1 billion of goodwill recorded in Goodwill and intangible assets on our Consolidated Balance Sheets. The Goodwill is primarily attributable to the acquisition of Rocket Money.

Acquisition of Rocket Money (formerly known as Truebill)

On December 23, 2021, we completed the acquisition of Rocket Money. The results of operations of Rocket Money are disclosed in the “All Other” category in the segment reporting from the date of acquisition as the operating segment is not individually significant to constitute a reportable segment.

The acquisition was accounted for as a business combination under ASC 805, Business Combinations, with the total purchase price allocated on a preliminary basis using information available, in the fourth quarter of 2021. The purchase price and related allocation were finalized in the third quarter of 2022 and resulted in minor adjustments from the amounts previously disclosed. The final purchase price and related allocation to the acquired net assets of Rocket Money based on their estimated fair values is shown below:

Fair Value
Cash	$33,084
Accounts receivable, net	2,564
Other assets	9,068
Accounts payable and other liabilities	(9,672)
Deferred revenue	(4,454)
Deferred tax liabilities	(2,508)
Net tangible assets acquired	$28,082

Intangible assets	$122,700
Goodwill	1,118,823
Total net assets acquired	$1,269,605

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)

Intangible assets primarily include amounts recognized for the estimated fair value of customer relationships, which will be amortized over the estimated useful life of ten years and developed technology, which will be amortized over the estimated useful life of three years. The estimated fair value of these assets was based on third-party valuations utilizing an income approach. Goodwill recognized in this transaction is primarily attributable to broad synergies expected post-acquisition across multiple elements of the Rocket Platform and is not deductible for tax purposes.

We incurred $1.8 million of expenses directly related to the acquisition of Rocket Money for the year ended December 31, 2021 which are included in General and administrative expenses in the Consolidated Statements of Income and Comprehensive Income.

Goodwill resulting from the Rocket Money acquisition was allocated to two reporting units that are expected to benefit from the synergies of the acquisition, which includes the reporting unit in the Direct to Consumer reportable segment and the Rocket Money reporting unit that is not significant individually to constitute a reportable segment and is aggregated in the “All Other” category.

Goodwill Impairment Test

We completed a quantitative impairment assessment of goodwill as of October 1, 2022 and concluded there was no impairment. The Company utilized an income approach or a combination of an income approach and a market approach to estimate the fair value of each reporting unit if relevant comparable public companies could be identified. The income approach is based on projected cash flows which is discounted to the present value using discount rates that consider the timing and risk of cash flows. The discount rate used is the value-weighted average of the reporting unit's estimated cost of equity and of debt ("cost of capital"). The weighted average cost of capital is adjusted by reporting unit to reflect a risk factor, if necessary. The market approach is based on pricing multiples derived from comparable public companies and applied to historical and projected results. Other significant assumptions include terminal value growth rates, terminal value margin rates and future working capital requirements.

The following table summarizes changes to the carrying value of goodwill, by reporting unit, during the periods presented:

	Direct to Consumer	All Other	Total
Goodwill as of December 31, 2020	$—	$17,950	$17,950
Acquisitions	718,675	412,314	1,130,989
Foreign currency translation	—	(4)	(4)
Goodwill as of December 31, 2021	$718,675	$430,260	$1,148,935
Foreign currency translation	—	(477)	(477)
Purchase accounting adjustments	—	(12,166)	(12,166)
Goodwill as of December 31, 2022	$718,675	$417,617	$1,136,292

Intangible Assets

As of December 31, 2022 and 2021, there was approximately $122.6 million and $148.0 million of intangible assets recorded in Goodwill and intangible assets on our Consolidated Balance Sheets, which primarily consist of customer relationships and developed technology recorded in connection with the acquisition of Rocket Money in 2021.

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
The following table summarizes changes to the carrying value of intangible assets:

	December 31, 2022			December 31, 2021
Definite-lived intangible assets	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$90,875	$11,468	$79,407	$90,882	$1,574	$89,308
Developed technology	55,718	20,666	35,052	56,812	8,184	48,628
Other	6,984	4,657	2,327	6,973	2,768	4,205
Total	$153,577	$36,791	$116,786	$154,667	$12,526	$142,141

Indefinite-lived intangible assets
Title insurance assets	$5,850	$—	$5,850	$5,850	$—	$5,850
Total intangible assets	$159,427	$36,791	$122,636	$160,517	$12,526	$147,991

Weighted average amortization period for customer relationships, developed technology and other is 10 years, 5 years and 45 years, respectively.

During the year ended December 2022, 2021 and 2020 the aggregate amortization expense for the period was $24,744, $4,007 and $4,624.

The following table outlines the estimated aggregate amortization expense of intangible assets for the years ended.

Year	Amount
2023	$22,550
2024	22,550
2025	11,862
2026	11,523
2027	10,518
10. Other Assets
Other assets consist of the following:

	December 31,
	2022	2021
Mortgage production related receivables	$372,156	$393,513
Prepaid expenses	128,057	141,512
Disbursement funds advanced	64,826	27,493
Non-production-related receivables	56,619	114,557
Ginnie Mae buyouts	52,633	28,149
Investment securities	40,341	41,880
Margin call receivables from counterparties	24,102	137
Real estate owned	1,124	492
Other	59,301	71,155
Total other assets	$799,159	$818,888

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)

11. Team Member Benefit Plan

The Company maintains a defined contribution 401(k) plan which is sponsored by RHI, covering substantially all full-time and part-time team members of the Company. Team members can make elective contributions to the plan. The Company makes discretionary matching contributions of 50% of team members’ contributions to the plan up to an annual maximum of $2.5 per team member. The Company’s contributions to the plan, net of team member forfeitures, for the years ended December 31, 2022, 2021, and 2020 amounted to $40,664, $44,060, and $47,072, respectively, and are included in Salaries, commissions and team member benefits in the Consolidated Statements of Income and Comprehensive Income.

12. Income Taxes

Income (loss) before income taxes consists of the following:

	Year Ended December 31,
	2022	2021	2020
U.S.	$763,400	$6,202,190	$9,544,721
Canada	(21,489)	(17,289)	(13,064)
Total income before income taxes	$741,911	$6,184,901	$9,531,657

The provision for (benefit from) income taxes consists of the following:

	Year Ended December 31,
	2022	2021	2020
Current
U.S. Federal	$4,669	$49,650	$38,000
State and local	575	14,493	27,971
Canada	560	276	(120)
Total current	$5,804	$64,419	$65,851

Deferred
U.S. Federal	$3,671	$49,426	$45,713
State and local	32,659	(1,041)	20,817
Canada	(156)	(66)	—
Total deferred	$36,174	$48,319	$66,530
Total provision for income taxes	$41,978	$112,738	$132,381

The reconciliation of the U.S. Federal statutory corporate income tax rate to the provision for income taxes consists of the following:

	Year Ended December 31,
	2022	2021	2020
U.S. Federal statutory tax rate	21.00%	21.00%	21.00%
Income attributable to non-controlling interest	(23.77)	(19.33)	(20.27)
State and local taxes, net of U.S. Federal tax benefit	3.70	0.20	0.47
Valuation allowance	3.15	0.10	0.03
Other	1.58	(0.15)	0.16
Effective tax rate	5.66%	1.82%	1.39%

For the year ended December 31, 2022, the Company’s effective tax rate varies from the U.S. Federal statutory tax rate due to its organizational structure, state and local taxes inclusive of updates in its state and local deferred tax rate, and valuation allowances for deferred tax benefits the Company does not believe are more likely than not to be realized. For the years ended December 31, 2021 and 2020, the Company’s effective tax rate varies from the U.S. Federal statutory tax rate due

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
principally to its organizational structure. Rocket Companies owns a portion of the units of Holdings, which is treated as a partnership for U.S. federal tax purposes and in most applicable jurisdictions for state and local income tax purposes. The remaining portion of Holdings is owned by the LLC Members. As a partnership, Holdings is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by Holdings is passed through and included in the taxable income or loss of its members, including Rocket Companies, in accordance with the terms of the operating agreement of Holdings (the "Holdings Operating Agreement"). Rocket Companies is a C Corporation and is subject to U.S. federal, state, and local income taxes with respect to its allocable share of any taxable income of Holdings.

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

The Inflation Reduction Act (“IRA”) was enacted on August 16, 2022. The IRA includes several provisions, one of which was the enactment of the corporate alternative minimum tax, which imposes a minimum tax on the adjusted financial statement income for an ‘applicable corporation’ as defined in the IRA. The corporate alternative minimum tax is effective for tax years beginning after December 31, 2022. There has been no material impact on the consolidated financial statements as of December 31, 2022 from the enactment of the corporate alternative minimum tax.

Deferred income taxes arise from temporary differences between the financial statement carrying amount and the tax basis of assets and liabilities. The Company’s deferred tax assets (liabilities) arise from the following components of temporary differences and carryforwards:

	December 31,
	2022	2021
Investment in partnership	$501,153	$588,759
Mortgage servicing rights	(16,910)	(11,055)
Interest rate lock commitments	(273)	(1,121)
Intangible assets	(29,986)	(30,445)
Net operating loss and credit carryforwards	114,577	33,670
Accruals and other, net	12,578	2,522
Valuation allowance	(59,400)	(38,663)
Net deferred tax assets	$521,739	$543,667

The deferred tax balance in the Consolidated Balance Sheets consists of the following:

	December 31,
	2022	2021
Deferred tax asset, net of valuation allowance	$537,963	$572,049
Deferred tax liability (included in Other liabilities)	(16,224)	(28,382)
Net deferred tax asset	$521,739	$543,667

As of December 31, 2022, the Company has a deferred tax asset before any valuation allowance of $597,363 and a deferred tax liability of $16,224. As of December 31, 2021, the Company had a deferred tax asset before any valuation allowance of $610,712 and a deferred tax liability of $28,382. The Company's deferred tax asset relates primarily to the difference in the tax and book basis of Rocket Companies’ investment in Holdings. The Company recognizes deferred tax assets to the extent it believes these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent results of operations. After considering all those factors, as of December 31, 2022 and 2021, respectively, management has recorded $59,400 and $38,663 of a valuation allowance for certain deferred tax assets the Company has determined are not more likely than not to be realized.

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
Changes in the deferred tax asset, net of valuation allowance for the investment in partnership recorded against Additional Paid-in Capital that occurred during the years ended December 31, 2022 and 2021 are included within Change in controlling interest of investment, net in the Consolidated Statements of Changes in Equity. The initial deferred tax asset, net of valuation allowance for the investment in partnership was recorded against Additional Paid-in Capital and included within Effect of reorganization transactions in the Consolidated Statements of Changes in Equity for the year ended December 31, 2020.

Of the $114,577 deferred tax assets related to the net operating loss and credit carryforwards at December 31, 2022, $32,202 will expire between 2031 and 2042 and $82,375 has no expiration.

The Company recognizes uncertain income tax positions when it is not more likely than not a tax position will be sustained upon examination. As of December 31, 2022 and 2021, the Company has not recognized any uncertain tax positions. The Company accrues interest and penalties related to uncertain tax positions as a component of the income tax provision. No interest or penalties were recognized in income tax expense and no accrued interest or penalty was recorded for uncertain tax positions on the Consolidated Balance Sheets as of December 31, 2022 and 2021. Tax positions taken in tax years that remain open under the statute of limitations will be subject to examinations by tax authorities. With few exceptions, the Company is no longer subject to state or local examinations by tax authorities for tax years ended December 31, 2016 or prior.

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

As indicated in Note 1, Business, Basis of Presentation and Accounting Policies, in connection with the reorganization completed prior to our IPO in 2020, the Company entered into a Tax Receivable Agreement with the LLC Members that will obligate the Company to make payments to the LLC Members generally equal to 90% of the applicable cash tax savings that the Company actually realizes or in some cases is deemed to realize as a result of the tax attributes generated by (i) certain increases in our allocable share of the tax basis in Holdings’ assets resulting from (a) the purchases of Holdings Units (along with the corresponding shares of our Class D common stock or Class C common stock) from the LLC Members (or their transferees of Holdings Units or other assignees) using the net proceeds from our initial public offering or in any future offering, (b) exchanges by the LLC Members (or their transferees of Holdings Units or other assignees) of Holdings Units (along with the corresponding shares of our Class D common stock or Class C common stock) for cash or shares of our Class B common stock or Class A common stock, as applicable, or (c) payments under the Tax Receivable Agreement; (ii) tax benefits related to imputed interest deemed arising as a result of payments made under the Tax Receivable Agreement and (iii) disproportionate allocations (if any) of tax benefits to Holdings as a result of section 704(c) of the Code that relate to the reorganization transactions. The Company will retain the benefit of the remaining 10% of these tax savings.

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

The Company anticipates funding payments under the Tax Receivable Agreement from cash flows from operations, available cash and available borrowings. As of December 31, 2022 and 2021, respectively, the Company recognized a liability of $613,693 and $688,573 under the Tax Receivable Agreement after concluding that is the estimate of such TRA payments that would be paid based on its estimates of future taxable income. A payment of $40,721 was made to the LLC Members pursuant to the Tax Receivable Agreement during the year ended December 31, 2022. No payment was made to the LLC Members pursuant the Tax Receivable Agreement during the year ended December 31, 2021. Subsequent to December 31, 2022, a payment of $35,697 was made to the LLC Members pursuant to the Tax Receivable Agreement.

The amounts payable under the Tax Receivable Agreement will vary depending upon a number of factors, including the amount, character, and timing of the taxable income of Rocket Companies in the future. Any such changes in these factors or

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
changes in the Company’s determination of the need for a valuation allowance related to the tax benefits acquired under the Tax Receivable Agreement could adjust the Tax receivable agreement liability recognized and recorded within earnings in future periods.

In addition, the Tax Receivable Agreement provides that upon certain changes of control of the Company or a material breach of our obligations under the Tax Receivable Agreement, the Company is required to make a payment to the LLC Members in an amount equal to the present value of future payments (calculated using a discount rate equal to the lesser of 6.50% or the applicable base rate plus 100 basis points, which may differ from our, or a potential acquirer’s, then-current cost of capital) under the Tax Receivable Agreement, which payment would be based on certain assumptions (described in assumptions (i) through (v) in the following paragraph), including those relating to our future taxable income. In these situations, our obligations under the Tax Receivable Agreement could have a substantial negative impact on our, or a potential acquirer’s, liquidity and could have the effect of delaying, deferring, modifying or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. These provisions of the Tax Receivable Agreement may result in situations where the LLC Members have interests that differ from or are in addition to those of our other stockholders. In addition, the Company could be required to make payments under the Tax Receivable Agreement that are substantial, significantly in advance of any potential actual realization of such further tax benefits, and in excess of our, or a potential acquirer’s, actual cash savings in income tax.

Furthermore, Rocket Companies may elect to terminate the Tax Receivable Agreement early by making an immediate payment equal to the present value of the anticipated future cash tax savings (calculated using a discount rate equal to the lesser of 6.50% or the applicable base rate plus 100 basis points.) In determining such anticipated future cash tax savings, the Tax Receivable Agreement includes several assumptions, including that (i) any Holdings Units that have not been exchanged are deemed exchanged for the market value of the shares of Class A common stock at the time of termination, (ii) Rocket Companies will have sufficient taxable income in each future taxable year to fully realize all potential tax savings, (iii) Rocket Companies will have sufficient taxable income to fully utilize any remaining net operating losses subject to the Tax Receivable Agreement in the taxable year of the election or future taxable years, (iv) the tax rates for future years will be those specified in the law as in effect at the time of termination and (v) certain non-amortizable assets are deemed disposed of within specified time periods.

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

For the year ended December 31, 2022, Holdings paid tax distributions totaling $166,210 to holders of Holdings Units other than Rocket Companies. For the year ended December 31, 2021, Holdings paid tax distributions totaling $1,803,494 to holders of Holdings Units other than Rocket Companies.

13. Derivative Financial Instruments

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

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
in current period earnings. Hedging gains and losses are included in Gain on sale of loans, net in the Consolidated Statements of Income and Comprehensive Income.

Net hedging gains and losses were as follows:

	Year ended December 31,
	2022 (1)	2021 (1)	2020 (1)
Hedging gains (losses)	$2,577,902	$1,217,010	$(2,832,741)

(1)    Includes the change in fair value related to derivatives economically hedging MSRs identified for sale.

Refer to Note 2, Fair Value Measurements, for additional information on the fair value of derivative financial instruments.

Notional and Fair Value

The notional and fair values of derivative financial instruments not designated as hedging instruments were as follows:

	Notional Value	Derivative Asset	Derivative Liability
Balance at December 31, 2022
IRLCs, net of loan funding probability (1)	$4,373,465	$90,635	$—
Forward commitments (2)	$10,963,989	$22,444	$25,117

Balance at December 31, 2021
IRLCs, net of loan funding probability (1)	$21,194,326	$538,861	$—
Forward commitments (2)	$36,476,871	$17,337	$19,911

(1)    IRLCs are also discussed in Note 14, Commitments, Contingencies, and Guarantees.

(2)    Includes the fair value and net notional value related to derivatives economically hedging MSRs identified for sale.

Counterparty agreements for forward commitments contain master netting agreements. The table below presents the gross amounts of recognized assets and liabilities subject to master netting agreements. Margin cash is cash that is exchanged by counterparties to be held as collateral related to these derivative financial instruments. Margin cash held on behalf of counterparties is recorded in Cash and cash equivalents, and the related liability is classified in Other liabilities in the Consolidated Balance Sheets. Margin cash pledged to counterparties is excluded from cash and cash equivalents and instead recorded in Other assets as a margin call receivables from counterparties in the Consolidated Balance Sheets. The Company had $24,102 and $137 of margin cash pledged to counterparties related to these forward commitments at December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021 there was $959 and $22,826 of margin cash held on behalf of counterparties, respectively.

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)

	Gross Amount of Recognized Assets or Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
Offsetting of Derivative Assets
Balance at December 31, 2022
Forward commitments	$71,484	$(49,040)	$22,444
Balance at December 31, 2021
Forward commitments	$50,225	$(32,888)	$17,337

Offsetting of Derivative Liabilities
Balance at December 31, 2022
Forward commitments	$(69,007)	$43,890	$(25,117)
Balance at December 31, 2021
Forward commitments	$(54,922)	$35,011	$(19,911)

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

Certain counterparties have master netting agreements. The master netting agreements contain a legal right to offset amounts due to and from the same counterparty. Derivative assets in the Consolidated Balance Sheets represent derivative contracts in a gain position, net of loss positions with the same counterparty and, therefore, also represent the Company’s maximum counterparty credit risk. The Company incurred no credit losses due to nonperformance of any of its counterparties during the years ended December 31, 2022, 2021 and 2020.

14. Commitments, Contingencies, and Guarantees

Interest Rate Lock Commitments

IRLCs are agreements to lend to a client as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company evaluates each client’s creditworthiness on a case-by-case basis.

The number of days from the date of the IRLC to expiration of fixed and variable rate lock commitments outstanding at December 31, 2022 and 2021 was 48 days and 43 days on average, respectively.

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
The UPB of IRLCs was as follows:

	December 31, 2022		December 31, 2021
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
IRLCs	$6,108,132	$326,638	$25,937,777	$1,239,762

Commitments to Sell Mortgage Loans

In the ordinary course of business, the Company enters into contracts to sell existing mortgage loans held for sale into the secondary market at specified future dates. The amount of commitments to sell existing loans at December 31, 2022 and 2021 was $20,618 and $2,243,381, respectively.

Commitments to Sell Loans with Servicing Released

In the ordinary course of business, the Company enters into contracts to sell the MSRs of certain newly originated loans on a servicing released basis. In the event that a forward commitment is not filled and there has been an unfavorable market shift from the date of commitment to the date of settlement, the Company is contractually obligated to pay a pair-off fee on the undelivered balance. There were $223,314 and $333,594 of loans committed to be sold servicing released at December 31, 2022 and 2021, respectively.

Investor Reserves

The maximum exposure under the Company’s representations and warranties would be the outstanding principal balance and any premium received on all loans ever sold by the Company, less (i) loans that have already been paid in full by the mortgagee, (ii) loans that have defaulted without a breach of representations and warranties, (iii) loans that have been indemnified via settlement or make-whole, or (iv) loans that have been repurchased. Additionally, the Company may receive relief of certain representation and warranty obligations on loans sold to Fannie Mae or Freddie Mac on or after January 1, 2013 if Fannie Mae or Freddie Mac satisfactorily concludes a quality control loan file review or if the borrower meets certain acceptable payment history requirements within 12 or 36 months after the loan is sold to Fannie Mae or Freddie Mac. Investor reserves as of December 31, 2022 and 2021 were $110,147 and $78,888, respectively.

Escrow Payables

As a service to its clients, the Company administers escrow deposits representing undisbursed amounts received for payment of property taxes, insurance, funds for title services, and principal, and interest on mortgage loans held for sale. Cash held by the Company for property taxes, insurance, and settlement funds for title services was $3,471,913 and $3,682,366, and for principal and interest was $2,529,326 and $8,370,326 at December 31, 2022 and 2021, respectively. These amounts are not considered assets of the Company and, therefore, are excluded from the Consolidated Balance Sheets. The Company remains contingently liable for the disposition of these deposits.

Guarantees

As of December 31, 2022 and 2021, the Company guaranteed the debt of a related party consisting of three separate guarantees, totaling $3,495 and $5,216, respectively. As of December 31, 2022 and 2021, the Company did not record a liability on the Consolidated Balance Sheets for these guarantees because it was not probable that the Company would be required to make payments under these guarantees.

Tax Receivable Agreement

As indicated in Note 12, Income Taxes, the Company is party to a Tax Receivable Agreement.

Legal

Rocket Companies, through its subsidiaries, engages in, among other things, mortgage lending, title and settlement services, and other financial technology services and products. Rocket Companies and its subsidiaries operate in highly regulated industries and are routinely subject to various legal and administrative proceedings concerning matters that arise in the normal and ordinary course of business, including inquiries, complaints, subpoenas, audits, examinations, investigations and

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
potential enforcement actions from regulatory agencies and state attorney generals; state and federal lawsuits and putative class actions; and other litigation. Periodically, we assess our potential liabilities and contingencies in connection with outstanding legal and administrative proceedings utilizing the latest information available. This assessment could change in the event of the discovery of additional facts. While it is not possible to predict the outcome of any of these matters, based on our assessment of the facts and circumstances, we do not believe any of these matters, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations, or cash flows. However, actual outcomes may differ from those expected and could have a material effect on our financial position, results of operations, or cash flows in a future period. Rocket Companies accrues for losses when they are probable to occur and such losses are reasonably estimable. Legal costs are expensed as they are incurred.

In 2018, an initial judgment was entered against Rocket Mortgage, formerly known as Quicken Loans Inc., and Amrock, formerly known as Title Source, Inc., for a certified class action lawsuit in the U.S. District Court of the Northern District of West Virginia. The lawsuit alleged that Rocket Mortgage and Amrock violated West Virginia state law by unconscionably inducing the plaintiffs (and a class of other West Virginians who received loans through Rocket Mortgage and appraisals through Amrock) into loans by including the borrower’s own estimated home values on appraisal order forms. The district court judge ruled in favor of the plaintiffs and, in a split decision, the U.S. Court of Appeals for the Fourth Circuit affirmed the district court’s decision to grant (i) class certification and (ii) summary judgment on the statutory damages claim. The court of appeals reversed the district court’s summary judgment ruling on a separate breach-of-contract claim and remanded that claim for further proceedings. Rocket Mortgage and Amrock filed a petition for writ of certiorari with the Supreme Court of the United States and, on January 10, 2022, the Supreme Court granted the petition, vacated the court of appeals’ judgment, and remanded the case to the Fourth Circuit for further consideration. On October 28, 2022, the court of appeals followed the Supreme Court’s direction, vacated the district court’s decision, and remanded the case for further proceedings. Without any additional briefing or argument, on December 12, 2022, the district court reinstated its previous judgment. A notice of appeal was filed on December 19, 2022. The Company believes the resolution of this matter is not material to the consolidated financial statements.

Amrock is currently involved in civil litigation related to a business dispute between Amrock and HouseCanary, Inc. (“HouseCanary”). The lawsuit was filed on April 12, 2016, by Amrock—Title Source, Inc. v. HouseCanary, Inc., No. 2016-CI-06300 (37th Civil District Court, San Antonio, Texas)—and included claims against HouseCanary for breach of contract and fraudulent inducement stemming from a contract between Amrock and HouseCanary whereby HouseCanary was obligated to provide Amrock with appraisal and valuation software and services. HouseCanary filed counterclaims against Amrock for, among other things, breach of contract, fraud, and misappropriation of trade secrets. On March 14, 2018, following trial of the claims in the lawsuit, a Bexar County, Texas, jury awarded damages in favor of HouseCanary and rejected Amrock's claims against HouseCanary. The district court entered judgment for HouseCanary on its misappropriation and fraud claims. On appeal (No. 04-19-00044-CV, Fourth Court of Appeals, San Antonio, Texas), the court of appeals affirmed judgment of no-cause on Amrock’s claim for breach of contract, but reversed judgment on HouseCanary’s misappropriation of trade secrets and fraud claims and remanded the case for a new trial on HouseCanary’s claims. In November 2020, HouseCanary filed a petition requesting the Supreme Court of Texas review the court of appeals’ decision. The Supreme Court denied the petition on June 17, 2022, and the case was remanded to district court. The case is now set for a new trial. The outcome of this matter remains uncertain, and the ultimate resolution of the litigation may be several years in the future. At the new trial, Amrock intends to present new evidence, including evidence revealed by whistleblowers who came forward with evidence that undermined HouseCanary’s claims after the conclusion of the original trial, and to vigorously defend this case and any subsequent actions.

Quicken Loans and Rocket Homes are defending themselves against a tagalong lawsuit filed by HouseCanary that also includes claims for misappropriation of trade secrets. That case is in its early stages and is stayed pending a resolution of Quicken Loans’ and Rocket Homes’ dispositive motion.

On June 29, 2021 and July 13, 2021, two putative securities class action lawsuits were filed in the U.S. District Court for the Eastern District of Michigan asserting claims pursuant to Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 against Rocket Companies, and certain executive officers and directors. These two putative class actions, later consolidated into one case, challenge particular positive statements about Rocket Companies’ operations and prospects, purport to bring claims on behalf of all persons who purchased Rocket Companies Class A common stock between February 25, 2021 and May 5, 2021, and do not claim a specific amount of damages. On August 19, 2021 and August 12, 2022, two alleged shareholders filed shareholder derivative actions asserting claims purportedly on behalf of Rocket Companies for breach of fiduciary duty, waste of corporate assets, and unjust enrichment against certain executive officers, the members of Rocket Companies’ Board, Rock Holdings, and, nominally, Rocket Companies in the Michigan State Circuit Court for the Third

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
Judicial Circuit, Wayne County. A motion to consolidate the August 2021 derivative action (which is stayed pending resolution of the parallel consolidated putative securities class action) with the August 2022 derivative action was filed on January 7, 2023. On November 23, 2021 and February 2, 2022, two alleged shareholders filed shareholder derivative actions asserting claims purportedly on behalf of Rocket Companies for breach of fiduciary duty against Rock Holdings, Daniel Gilbert, and, nominally, Rocket Companies in the Delaware Court of Chancery. The two Delaware derivative actions were also later consolidated. The derivative lawsuits allege Rock Holdings sold Rocket Companies Class A common stock on the basis of material nonpublic information and, in the Michigan state lawsuits, that certain positive statements about Rocket Companies’ business operations and prospects were false. None of the derivative lawsuits claim a specific amount of damages. Due to the early stage of these proceedings and the lack of specific damages requests, Rocket Companies is unable to estimate a range of reasonably possible losses for any of these matters.

As of December 31, 2022 and 2021, we have recorded reserves related to potential damages in connection with the above legal proceedings of $15,000. The ultimate outcome of these or other actions or proceedings, including any monetary awards against Rocket Companies or one or more of Rocket Companies' subsidiaries, is uncertain and there can be no assurance as to the amount of any such potential awards. Rocket Companies and its subsidiaries will incur defense costs and other expenses in connection with the lawsuits. Plus, if a judgment for money that exceeds specified thresholds is rendered against a subsidiary of Rocket Companies or against Rocket Companies and it or they fail to timely pay, discharge, bond or obtain a stay of execution of such judgment, it is possible that one or more of the companies could be deemed in default of loan funding facilities and other agreements governing indebtedness. If the final resolution of any such litigation is unfavorable in one or more of these actions, it could have a material adverse effect on the business, liquidity, financial condition, cash flows, and results of operations of Rocket Companies or a subsidiary of Rocket Companies.

15. Minimum Net Worth Requirements

Certain secondary market investors, warehouse lenders, and state regulators require the Company to maintain minimum net worth and capital requirements. To the extent that these requirements are not met, secondary market investors and/or the state regulators may utilize a range of remedies including sanctions, and/or suspension or termination of selling and servicing agreements, which may prohibit the Company from originating, securitizing or servicing these specific types of mortgage loans.

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

Rocket Companies, Inc.
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

The most restrictive of the minimum net worth and capital requirements require the Company to maintain a minimum adjusted net worth balance of $1,500,000 and $1,794,783 as of December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021, the Company was in compliance with this requirement.

16. Segments

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

Revenues in the Direct to Consumer segment are generated primarily from the gain on sale of loans, which includes loan origination fees, revenues associated with title insurance, appraisals and settlement services, and revenues from sales of loans into the secondary market, as well as the fair value of originated MSRs and hedging gains and losses . Loan servicing income (loss) consists of the contractual fees earned for servicing loans and other ancillary servicing fees, as well as changes in the fair value of MSRs due to changes in valuation assumptions and realization of cash flows.

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
Partner Network

The Rocket Professional platform supports our Partner Network segment, where we leverage our superior client service and widely recognized brand to grow marketing and influencer relationships, and our mortgage broker partnerships through Rocket Pro TPO ("third party origination"). Our marketing partnerships consist of well-known consumer-focused companies that find value in our award-winning client experience and want to offer their clients mortgage solutions with our trusted, widely recognized brand. These organizations connect their clients directly to us through marketing channels and a referral process. Our influencer partnerships are typically with companies that employ licensed mortgage professionals that find value in our client experience, technology and efficient mortgage process, where mortgages may not be their primary offering. We also enable clients to start the mortgage process through the Rocket platform in the way that works best for them, including through a local mortgage broker.

Revenues in the Partner Network segment are generated primarily from the gain on sale of loans, which includes loan origination fees, revenues associated with title insurance, appraisals and settlement services, and revenues from sales of loans into the secondary market, as well as the fair value of originated MSRs and hedging gains and losses.

Other Information About Our Segments

The Company measures the performance of the segments primarily on a contribution margin basis. The accounting policies applied by our segments are described in Note 1, Business, Basis of Presentation and Accounting Policies. Directly attributable expenses include salaries, commissions and team member benefits, general and administrative expenses and other expenses, such as servicing costs and origination costs.

The Company does not allocate assets to its reportable segments as they are not included in the review performed by the CODM for purposes of assessing segment performance and allocating resources. The Consolidated Balance Sheets is managed on a consolidated basis and is not used in the context of segment reporting.

The Company also reports an “all other” category that includes operations from Rocket Homes, Rock Connections, Rocket Auto, Core Digital Media, Rocket Loans, Rocket Money and includes professional service fee revenues from related parties. These operations are neither significant individually nor in aggregate and therefore do not constitute a reportable segment.

Key operating data for our business segments for the years ended:

Year Ended December 31, 2022	Direct to Consumer	Partner Network	Segments Total	All Other	Total
Revenues
Gain on sale	$2,573,970	$540,234	$3,114,204	$23,213	$3,137,417
Interest income	222,621	125,034	347,655	2,936	350,591
Interest expense on funding facilities	(106,561)	(59,818)	(166,379)	(9)	(166,388)
Servicing fee income	1,455,121	—	1,455,121	3,516	1,458,637
Changes in fair value of MSRs	185,036	—	185,036	—	185,036
Other income	449,813	33,163	482,976	390,224	873,200
Total U.S. GAAP Revenue, net	4,780,000	638,613	5,418,613	419,880	5,838,493
Less: Increase in MSRs due to valuation assumptions (net of hedges)	(1,210,947)	—	(1,210,947)	—	(1,210,947)
Adjusted revenue	3,569,053	638,613	4,207,666	419,880	4,627,546
Directly attributable expenses	2,517,850	362,317	2,880,167	359,074	3,239,241
Contribution margin	$1,051,203	$276,296	$1,327,499	$60,806	$1,388,305

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)

Year Ended December 31, 2021	Direct to Consumer	Partner Network	Segments Total	All Other	Total
Revenues
Gain on sale	$8,843,040	$1,597,569	$10,440,609	$27,965	$10,468,574
Interest income	265,438	161,256	426,694	3,392	430,086
Interest expense on funding facilities	(161,867)	(99,226)	(261,093)	(53)	(261,146)
Servicing fee income	1,323,171	—	1,323,171	2,767	1,325,938
Changes in fair value of MSRs	(689,432)	—	(689,432)	—	(689,432)
Other income	1,001,060	105,976	1,107,036	533,410	1,640,446
Total U.S. GAAP Revenue, net	10,581,410	1,765,575	12,346,985	567,481	12,914,466
Less: Increase in MSRs due to valuation assumptions (net of hedges)	(487,473)	—	(487,473)	—	(487,473)
Adjusted revenue	10,093,937	1,765,575	11,859,512	567,481	12,426,993
Directly attributable expenses	3,697,774	686,296	4,384,070	274,546	4,658,616
Contribution margin	$6,396,163	$1,079,279	$7,475,442	$292,935	$7,768,377

Year Ended December 31, 2020	Direct to Consumer	Partner Network	Segments Total	All Other	Total
Revenues
Gain on sale	$12,076,569	$2,986,418	$15,062,987	$7,716	$15,070,703
Interest income	215,171	111,876	327,047	2,546	329,593
Interest expense on funding facilities	(161,478)	(83,628)	(245,106)	(417)	(245,523)
Servicing fee income	1,070,463	—	1,070,463	3,792	1,074,255
Changes in fair value of MSRs	(2,379,355)	—	(2,379,355)	—	(2,379,355)
Other income	900,520	165,699	1,066,219	734,175	1,800,394
Total U.S. GAAP Revenue, net	11,721,890	3,180,365	14,902,255	747,812	15,650,067
Plus: Decrease in MSRs due to valuation assumptions	1,288,156	—	1,288,156	—	1,288,156
Adjusted revenue	13,010,046	3,180,365	16,190,411	747,812	16,938,223
Directly attributable expenses	3,637,525	537,543	4,175,068	412,351	4,587,419
Contribution margin	$9,372,521	$2,642,822	$12,015,343	$335,461	$12,350,804

The following table represents a reconciliation of segment contribution margin to consolidated U.S. GAAP income before taxes for the years ended:

	Year Ended December 31,
	2022	2021	2020
Contribution margin, excluding change in MSRs due to valuation assumptions	$1,388,305	$7,768,377	$12,350,804
Increase (decrease) in MSRs due to valuation assumptions	1,210,947	487,473	(1,288,156)
Contribution margin, including change in MSRs due to valuation assumptions	2,599,252	8,255,850	11,062,648
Less expenses not allocated to segments:
Salaries, commissions and team member benefits	968,709	936,255	815,940
General and administrative expenses	632,344	801,696	443,085
Depreciation and amortization	94,020	74,713	74,316
Interest and amortization expense on non-funding debt	153,596	230,740	186,301
Other expenses	8,672	27,545	11,349
Income before income taxes	$741,911	$6,184,901	$9,531,657

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
17. Non-controlling Interests

The non-controlling interest balance represents the economic interest in Holdings held by our Chairman and RHI. The following table summarizes the ownership of Holdings Units in Holdings as of:

	December 31, 2022		December 31, 2021
	Holdings Units	Ownership Percentage	Holdings Units	Ownership Percentage
Rocket Companies, Inc.'s ownership of Holdings Units	123,491,606	6.26%	126,437,703	6.40%
Holdings Units held by our Chairman	1,101,822	0.06%	1,101,822	0.06%
Holdings Units held by RHI	1,847,777,661	93.68%	1,847,777,661	93.54%
Balance at end of period	1,972,371,089	100.00%	1,975,317,186	100.00%

The non-controlling interest holders have the right to exchange Holdings Units, together with a corresponding number of shares of our Class D common stock or Class C common stock (together referred to as “Paired Interests”), for, at our option, (i) shares of our Class B common stock or Class A common stock or (ii) cash from a substantially concurrent public offering or private sale (based on the price of our Class A common stock). As such, future exchanges of Paired Interests by non-controlling interest holders will result in a change in ownership and reduce or increase the amount recorded as non-controlling interest and increase or decrease additional paid-in-capital when Holdings has positive or negative net assets, respectively. As of December 31, 2022, our Chairman has not exchanged any Paired Interests.

On March 31, 2021, the Company exchanged 20,200,000 shares of Class A common stock for the equivalent number of shares of Class D common stock and Holdings Units with RHI. This transaction resulted in an increase of Rocket Companies' controlling interest and a corresponding decrease of non-controlling interest of approximately 1.0%.

During the year ended December 31, 2022 and 2021, Rocket Companies has repurchased 17,698,472 and 14,442,195 shares respectively of Class A common stock under the extended and renewed Share Repurchase Program.

18. Share-based Compensation

Restricted stock units ("RSUs") and stock options are granted to team members and directors of the Company and its affiliates under the 2020 Omnibus Incentive Plan. Share-based compensation expense is recognized on a straight-line basis over the requisite service period based on the fair value of the award on the date of grant, with forfeitures recognized as they occur.

Stock Options

In connection with the IPO and annually thereafter, the Company has granted Stock Options to certain team members that generally vest and become exercisable over a three year period, with 33.33% vesting on the first anniversary of the grant date, and the remaining 66.67% vesting ratably on a monthly basis over the 24 month period following the first anniversary of the grant date, subject to the grantee's employment or service with the Company through each applicable vesting date. The Stock Options will be exercisable, subject to vesting, for a period of 10 years after the grant date. The Stock Options activity for the period from July 1, 2020 to December 31, 2022 was as follows:

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding on July 1, 2020	—	—	—	—
Granted	26,393,381	$18.01	9.6 years	59,246
Exercised	—	—	—	—
Expired	—	—	—	—
Forfeited	411,952	$18.00	—	1,661
Outstanding as of December 31, 2020	25,981,429	$18.01	9.6 years	57,585
Granted	49,020	16.98	—	—
Exercised	10,466	18.00	—	9
Expired	144,257	18.00	—	—
Forfeited	1,375,310	$18.00	—	2,942
Outstanding as of December 31, 2021	24,500,416	$18.01	8.6 years	—
Granted	60,000	8.38	—	—
Exercised	—	—	—	—
Expired	1,652,408	18.01	—	—
Forfeited	1,253,258	17.99	—	—
Outstanding as of December 31, 2022	21,654,750	$17.98	8.5 years	—

The Company had 16,919,368, 10,995,518 and zero stock options exercisable as of December 31, 2022, 2021 and 2020, respectively.

The Company estimates the fair value of the Stock Options at the date of grant using the Black-Scholes option pricing model. The inputs to the Black-Scholes option pricing model are as follows:

	Year Ended December 31, 2022	Year Ended December 31, 2021	July 1, 2020 to December 31, 2020
Expected volatility	34.0% - 36.4%	35.5%	34.0% - 34.7%
Expected dividend yield	1.5%	0.015	1.5%
Risk-free interest rates	0.3% - 3.9%	1.3%	0.3% - 0.5%
Expected term	5.85 years	5.85 years	5.85 years

The weighted average grant-date fair value of options granted during the years 2022, 2021 and 2020 was $3.11, $5.10 and $4.87, respectively.

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

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
Restricted Stock Units

In connection with the IPO and annually thereafter, the Company has granted RSUs to certain team members that generally vest on the two year anniversary of the grant date or over a three year period with 33% vesting on each of the first three anniversaries of the grant date, subject, in each case, to the grantee's employment or service with the Company through each applicable vesting date. Certain non-employee directors of the Company received RSUs that vest on the first anniversary of the grant date, subject to the grantee's continued service through the vesting date.

In connection with the acquisition of Rocket Money, the Company granted RSUs to certain team members that generally vest quarterly over an accelerated four-year period, subject to the grantee’s employment service with the Company through each applicable vesting date.

The RSU activity for the period from July 1, 2020 to December 31, 2022 was as follows:

	Number of Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Service Period
Outstanding on July 1, 2020	—	—	—
Granted	16,828,361	$18.03	2.2 years
Vested	76,007	18.00	—
Forfeited	429,974	$18.00	—
Outstanding as of December 31, 2020	16,322,380	$18.03	2.2 years
Granted	1,678,230	17.01	—
Vested	3,276,242	18.02	—
Forfeited	1,367,051	$18.10	—
Outstanding as of December 31, 2021	13,357,317	$17.90	1.2 years
Granted	24,382,033	13.22	—
Vested	15,199,692	15.54	—
Forfeited	1,743,308	16.37	—
Outstanding as of December 31, 2022	20,796,350	$14.28	2.1 years

Team Member Stock Purchase Plan

The Team Member Stock Purchase Plan ("TMSPP") was initiated in December 2020, with the first offering period beginning in January 2021. Under the TMSPP, the Company is authorized to issue up to 15,526,316 shares of its common stock to qualifying team members. Eligible team members may direct the Company, during each three-month option period, to withhold up to 15% of their gross pay, the proceeds from which are used to purchase shares of common stock at a price equal to 85% of the closing market price on the exercise date. Under ASC 718, the TMSPP is a liability classified compensatory plan and the Company recognizes compensation expense over the offering period based on the fair value of the purchase discount. There were 4,609,697 and 2,778,209 shares purchased during the year ended December 31, 2022 and 2021, respectively, under the TMSPP.

Other Awards

We allocated costs associated with awards granted by Rock Holdings, Inc. (“RHI”) in the years prior to the reorganization and IPO. During the year ended December 31, 2022, all remaining RHI restricted stock units and options were cancelled and replaced with cash or a modified award denominated in Rocket Companies, Inc. shares. The incremental compensation expense related to these modifications is not material.

Additionally, certain of our subsidiaries have individual compensation plans that include equity awards and stock appreciation rights.

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
Share-based Compensation Expense

The components of share-based compensation expense included in Salaries, commissions and team member benefits on the Consolidated Statements of Income and Comprehensive Income is as follows:

	Year ended December 31,
	2022	2021	2020
Rocket Companies, Inc. sponsored plans
Restricted stock units (1)	$170,768	$107,867	$49,203
Stock options (2)	36,583	40,100	17,207
Team Member Stock Purchase Plan	5,714	9,388	—
Subtotal Rocket Companies, Inc. sponsored plans	$213,065	$157,355	$66,410
Rock Holdings, Inc sponsored plans.
Restricted stock units	14,451	5,413	69,548
Cash settled awards	—	—	26,421
Stock options	1,295	—	32
Subtotal Rock Holdings, Inc. sponsored plans	$15,746	$5,413	$96,001

Subsidiary plans	123	970	197
Total share-based compensation expense	$228,934	$163,738	$162,608

(1)    Unrecognized compensation expense as of December 31, 2022 related to these RSUs was $232,067 and is expected to be recognized over a weighted average period of 2.2 years.

(2)    Unrecognized compensation expense as of December 31, 2022 related to these Stock Options was $20,383 and is expected to be recognized over a weighted average period of 0.6 years.

19. Earnings Per Share

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

Basic earnings per share of Class A common stock is computed by dividing Net income attributable to Rocket Companies by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted earnings per share of Class A common stock is computed by dividing Net income attributable to Rocket Companies by the weighted-average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive securities. There was no Class B common stock outstanding as of December 31, 2022, 2021 and 2020.

The basic and diluted earnings per share period for the year ended December 31, 2020, represents only the period from August 6, 2020 to December 31, 2020, which represents the period wherein the Company had outstanding Class A common stock.

See Note 17, Non-controlling Interests for a description of Paired Interests and their potential impact on Class A and Class B share ownership.

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)

The following table sets forth the calculation of the basic and diluted earnings per share for the period:

	Years Ended December 31,
	2022	2021	2020
Net income	$699,933	$6,072,163	$9,399,276
Net income attributable to non-controlling interest	(653,512)	(5,763,953)	(9,201,325)
Net income attributable to Rocket Companies	46,421	308,210	197,951
Add: Reallocation of Net income attributable to vested, undelivered stock awards	22	150	—
Net income attributable to common shareholders	$46,443	$308,360	$197,951

Numerator:
Net income attributable to Class A common shareholders - basic	$46,443	$308,360	$197,951
Add: Reallocation of net income attributable to dilutive impact of pro-forma conversion of Class D shares to Class A shares (1)	503,007	4,301,126	—
Add: Reallocation of net income attributable to dilutive impact of share-based compensation awards (2)	545	10,948	7,092
Net income attributable to Class A common shareholders - diluted	$549,995	$4,620,434	$205,043
Denominator:
Weighted average shares of Class A common stock outstanding - basic	120,577,548	130,578,206	111,926,619
Add: Dilutive impact of conversion of Class D shares to Class A shares	1,848,879,483	1,853,804,962	—
Add: Dilutive impact of share-based compensation awards (3)	2,163,542	5,050,399	4,311,874
Weighted average shares of Class A common stock outstanding - diluted	1,971,620,573	1,989,433,567	116,238,493

Earnings per share of Class A common stock outstanding - basic	$0.39	$2.36	$1.77
Earnings per share of Class A common stock outstanding - diluted	$0.28	$2.32	$1.76

(1)    Net income calculated using the estimated annual effective tax rate of Rocket Companies, Inc.

(2)    Reallocation of net income attributable to dilutive impact of share-based compensation awards for the years ended December 31, 2022, 2021 and 2020 comprised of $491, $10,660 and $6,683 related to restricted stock units, zero, zero and $409 related to stock options and $54, $288 and zero related to TMSPP.

(3)    Dilutive impact of share-based compensation awards for the years ended December 31, 2022, 2021 and 2020 comprised of 1,948,608, 4,917,705 and 4,063,444 related to restricted stock units, zero, zero and 248,430 related to stock options and 214,934, 132,694 and zero related to TMSPP.

For the years ended December 31, 2022 and 2021, 21,654,750 and 24,500,416 stock options, each weighted for the portion of the period for which they were outstanding, were excluded from the computation of diluted earnings per share as the effect was determined to be anti-dilutive.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report. This system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP. Based on such evaluation, our CEO and CFO have concluded that as of December 31, 2022, our disclosure controls and procedures are designed and effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f). Our management performed an assessment of the effectiveness of our internal control over financial reporting at December 31, 2022, based on the criteria of the “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective at December 31, 2022. Based on management’s assessment, we have concluded that our internal control over financial reporting was effective at December 31, 2022.

The effectiveness of our internal control over financial reporting has been audited by Ernst & Young LLP, Independent Registered Public Accounting Firm, as stated in its report which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in our management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) of the Exchange Act during the year ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Rocket Companies, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Rocket Companies, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Rocket Companies, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the accompanying consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of income and comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated March 1, 2023 expressed an unqualified opinion thereon.

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
March 1, 2023

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The required information is incorporated by reference from the Proxy Statement pertaining to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the Company's fiscal year end covered by this Annual Report on Form 10-K.

Item 11. Executive Compensation

The required information is incorporated by reference from the Proxy Statement pertaining to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the Company's fiscal year end covered by this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The required information is incorporated by reference from the Proxy Statement pertaining to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the Company's fiscal year end covered by this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The required information is incorporated by reference from the Proxy Statement pertaining to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the Company's fiscal year end covered by this Annual Report on Form 10-K.

Item 14. Principal Accountant Fees and Services

The required information is incorporated by reference from the Proxy Statement pertaining to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the Company's fiscal year end covered by this Annual Report on Form 10-K.

Part IV

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

10.17+*	Amendment to Employment Agreement dated as of October 2, 2022 by and between RKT Holdings, LLC and Angelo Vitale
10.18+*	Amendment to Employment Agreement dated as of October 21, 2022 by and between RKT Holdings, LLC and Julie Booth
10.19#
Loan and Security Agreement, dated April 30, 2018, by and between Quicken Loans Inc., as borrower, and Federal Home Loan Mortgage Corporation, solely in its capacity as lender (incorporated herein by reference to Exhibit 10.24 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.20#
Amendment No. 1 to the Loan and Security Agreement, dated April 1, 2019, by and between Quicken Loans Inc., as borrower, and the Federal Home Loan Mortgage Corporation, solely in its capacity as lender (incorporated herein by reference to Exhibit 10.24.1 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.21
Amendment No. 2 to the Loan and Security Agreement, dated June 20, 2019, by and between Quicken Loans Inc., as borrower, and the Federal Home Loan Mortgage Corporation, solely in its capacity as lender (incorporated herein by reference to Exhibit 10.24.2 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.22#
Loan and Security Agreement (MSR Facility), dated as of July 27, 2022, by and between Citibank, N.A., as lender, and Rocket Mortgage, LLC, as borrower (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2022)

10.23
Amendment Number One to Loan and Security Agreement (MSR Facility) dated September 9, 2022 by and between Rocket Mortgage, LLC, as borrower, and Citibank, N.A., as lender (incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2022)

10.24#
Revolving Credit Agreement, dated as of August 10, 2022, by and among Rocket Mortgage, LLC, as Borrower, the Lenders Party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed on November 9, 2022)

10.25#
Second Amended and Restated Master Repurchase Agreement dated as of November 4, 2022 among UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as buyer, Rocket Mortgage, LLC as a seller and One Reverse Mortgage, LLC, as a seller (incorporated herein by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q, filed on November 9, 2022)

10.26*
Amendment No. 1 to Second Amended and Restated Master Repurchase Agreement dated as of December 1, 2022 among UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as buyer, Rocket Mortgage, LLC as a seller and One Reverse Mortgage, LLC, as a seller

10.27#
First Amended and Restated Master Repurchase Agreement, dated August 11, 2022, by and among JPMorgan Chase Bank, N.A., as a buyer and as administrative agent for the buyers from time to time party hereto, and Rocket Mortgage, LLC, as seller (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2022)

10.28#
Amendment No. 5 to Master Repurchase Agreement, dated November 17, 2021, by and between Royal Bank of Canada, as buyer, and Rocket Mortgage, LLC., as seller (incorporated herein by reference to Exhibit 10.61 to the Company’s Annual Report on Form 10-K filed on March 1, 2022)

10.29#
Amended and Restated Master Repurchase Agreement, dated June 29, 2021, among Bank of America, N.A., as buyer, RCKT Mortgage SPE-A, LLC, as seller, and Quicken Loans, LLC, as guarantor (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on August 13, 2021)

10.30#
Amendment No. 1 to Amended and Restated Master Repurchase Agreement, dated as of May 4, 2022, by and between Bank of America, N.A., as buyer, RCKT Mortgage SPE-A, LLC, as seller and Rocket Mortgage, LLC (f/k/a Quicken Loans, LLC) as guarantor (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2022)

10.31
Amendment No. 2 to Amended and Restated Master Repurchase Agreement dated as of November 7, 2022 by and between Bank of America, N.A., as buyer, RCKT Mortgage SPE-A, LLC, as seller, and Rocket Mortgage, LLC, as guarantor (incorporated herein by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2022)

10.32#
Master Repurchase Agreement, dated September 4, 2019, by and between Citibank, N.A., as buyer, and Quicken Loans Inc., as seller (incorporated herein by reference to Exhibit 10.19 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.33
Amendment Number One to Master Repurchase Agreement, dated April 15, 2020, by and between Citibank, N.A., as buyer, and Quicken Loans, LLC, as seller (incorporated herein by reference to Exhibit 10.19.1 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.34#
Amendment Number Two to Master Repurchase Agreement, dated September 24, 2021, by and between Citibank, N.A., as buyer, and Rocket Mortgage, LLC (f/k/a Quicken Loans, LLC), as seller (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report filed on November 9, 2021)

10.35
Amendment Number Three to Master Repurchase Agreement, dated September 27, 2021, by and between Citibank, N.A., as buyer, and Rocket Mortgage, LLC (f/k/a Quicken Loans, LLC), as seller (incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report filed on November 9, 2021)

10.36#
Amendment Number Four to Master Repurchase Agreement, dated June 24, 2022, by and between Citibank, N.A., as buyer, and Rocket Mortgage, LLC, as seller (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2022)

10.37
Omnibus Amendment to Master Repurchase Agreement, Pricing Side Letter, Guaranty and Netting Agreement, dated as of April 20, 2020, by and among JPMorgan Chase Bank, National Association, as buyer, QL Ginnie EBO, LLC, as seller, QL Ginnie REO, LLC, as REO Subsidiary and Quicken Loans, LLC, as guarantor (incorporated herein by reference to Exhibit 10.22.2 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.38#
Amendment No. 3 to the Master Repurchase Agreement, dated as of March 25, 2022, is among JPMorgan Chase Bank, National Association, as buyer, QL Ginnie EBO, LLC, as seller, QL Ginnie REO, LLC, as REO Subsidiary, and Rocket Mortgage, LLC, as guarantor (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2022)

10.39
Guaranty, dated December 14, 2017 (as amended, restated, supplemented, or otherwise modified from time to time), by Quicken Loans Inc., as guarantor, in favor of JPMorgan Chase Bank, National Association, as buyer (incorporated herein by reference to Exhibit 10.23 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.40#
Amendment No. 2 to Master Repurchase Agreement, dated as of March 31, 2022, between Barclays Bank PLC, as buyer and Rocket Mortgage, LLC (formerly known as Quicken Loans, LLC), as seller (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2022)

10.41#
Amendment Number 5 to Master Repurchase Agreement dated as of September 29, 2022 by and between Bank of Montreal, a Canadian Chartered bank acting through its Chicago Branch, as buyer, and Rocket Mortgage, LLC, as seller (incorporated herein by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2022)

10.42#
Lease, dated as of July 6, 2004, by and between PW/MS Op Sub I, LLC, as landlord, and Quicken Loans Inc., as tenant (incorporated herein by reference to Exhibit 10.25 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.43#
First Amendment to 800 Tower Drive Lease, dated as of July 13, 2005, by and between 800 Tower SPE LLC, as landlord, and Quicken Loans Inc., as tenant (incorporated herein by reference to Exhibit 10.25.1 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.44
Second Amendment to 800 Tower Drive Lease, dated as of October 31, 2005, by and between 800 Tower SPE LLC, as landlord, and Quicken Loans Inc., as tenant (incorporated herein by reference to Exhibit 10.25.2 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.45#
Third Lease Amendment, dated as of October 10, 2006, by and between 800 Tower SPE LLC, as landlord, and Quicken Loans Inc., as tenant (incorporated herein by reference to Exhibit 10.25.3 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.46#
Fourth Lease Amendment, dated as of March 21, 2007, by and between 800 Tower SPE LLC, as landlord, and Quicken Loans Inc., as tenant (incorporated herein by reference to Exhibit 10.25.4 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.47#
Fifth Amendment of Lease, dated as of May 4, 2009, by and between Gateway Lewis, LLC, as landlord, and Quicken Loans Inc., as tenant (incorporated herein by reference to Exhibit 10.25.5 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.48#
Sixth Amendment to Lease, dated as of April 30, 2012, by and between LSREF 2 Clover REO 2, LLC, as landlord, and Quicken Loans Inc., as tenant (incorporated herein by reference to Exhibit 10.25.6 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.49#
Seventh Amendment to Lease, dated as of May 25, 2012, by and between 800 NTCC, LLC, as landlord, and Quicken Loans Inc. as tenant (incorporated herein by reference to Exhibit 10.25.7 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.50#
Eighth Amendment to Lease, dated as of November 27, 2012, by and between 800 NTCC, LLC, as landlord, and Quicken Loans Inc., as tenant (incorporated herein by reference to Exhibit 10.25.8 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.51#
Ninth Amendment to Lease, dated as of April 29, 2013, by and between 800 NTCC, LLC, as landlord, and Quicken Loans Inc., as tenant (incorporated herein by reference to Exhibit 10.25.9 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.52#
Tenth Amendment to Lease, dated as of May 18, 2015, by and between 800 NTCC, LLC, as landlord, and Quicken Loans Inc., as tenant (incorporated herein by reference to Exhibit 10.25.10 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.53#
Eleventh Amendment to Lease, dated as of November 12, 2018, between 800 NTCC, LLC, as landlord, and Quicken Loans Inc., as tenant (incorporated herein by reference to Exhibit 10.25.11 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.54#
Lease, dated January 19, 2015, by and between 1401 Rosa Parks Blvd, LLC., as landlord, and Quicken Loans Inc., as tenant (incorporated herein by reference to Exhibit 10.26 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.55#
Amended and Restated Lease, dated October 17, 2011, by and between 611 Webward Avenue, LLC, as landlord, and Quicken Loans Inc., as tenant (incorporated herein by reference to Exhibit 10.27 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.56#
First Amendment to Amended and Restated Lease, dated June 16, 2014, by and between 611 Webward Avenue Master Tenant, LLC, as landlord, and Quicken Loans Inc., as tenant (incorporated herein by reference to Exhibit 10.91 to the Company’s Annual Report on Form 10-K filed on March 1, 2022)

10.57#
Second Amendment to Amended and Restated Lease, dated July 19, 2016, by and between 611 Webward Avenue Master Tenant, LLC, as landlord, and Quicken Loans Inc., as tenant (incorporated herein by reference to Exhibit 10.92 to the Company’s Annual Report on Form 10-K filed on March 1, 2022)

10.58#
Third Amendment to Amended and Restated Lease, dated July 2, 2021, by and between 611 Webward Avenue Master Tenant, LLC, as landlord, and Quicken Loans, LLC, as tenant (incorporated herein by reference to Exhibit 10.93 to the Company’s Annual Report on Form 10-K filed on March 1, 2022)

10.59#
Fourth Amendment to Amended and Restated Lease dated August 10, 2022 by and between 611 Webward Avenue Master Tenant LLC and Rocket Mortgage, LLC (formerly known as Quicken Loans, LLC successor-by-conversion to Quicken Loans Inc.) (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2022)

10.60#
Lease, dated September 4, 2015, by and between 615 West Lafayette LLC, as landlord, and Quicken Loans Inc, as tenant (incorporated herein by reference to Exhibit 10.28 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.61#
First Amendment to Lease, dated September 4, 2015, by and between 615 West Lafayette LLC, as landlord, and Quicken Loans Inc., as tenant (incorporated herein by reference to Exhibit 10.95 to the Company’s Annual Report on Form 10-K filed on March 1, 2022)

10.62#
Second Amendment to Lease, dated June 3, 2016, by and between 615 West Lafayette LLC, as landlord, and Quicken Loans Inc., as tenant (incorporated herein by reference to Exhibit 10.96 to the Company’s Annual Report on Form 10-K filed on March 1, 2022)

10.63#
Third Amendment to Lease, dated January 6, 2017, by and between 615 West Lafayette LLC, as landlord, and Quicken Loans Inc., as tenant (incorporated herein by reference to Exhibit 10.95 to the Company’s Annual Report on Form 10-K filed on March 1, 2022)

10.64#
Fourth Amendment to Lease, dated April 18, 2019, by and between 615 West Lafayette LLC, as landlord, and Quicken Loans Inc., as tenant (incorporated herein by reference to Exhibit 10.95 to the Company’s Annual Report on Form 10-K filed on March 1, 2022)

10.65#*
Fifth Amendment to Lease, dated January 1, 2023, by and between 615 W Lafayette Master Tenant LLC, successor landlord to 615 West Lafayette LLC, and Rocket Mortgage, LLC (formerly known as Quicken Loans, LLC, successor-by-conversion to Quicken Loans Inc.), as tenant

10.66#
Amended and Restated Lease, dated as of December 31, 2014, by and between 1000 Webward LLC, as landlord, and Quicken Loans Inc., as tenant (incorporated herein by reference to Exhibit 10.29 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.67#
First Amendment to Amended and Restated Lease, dated as of May 1, 2017, by and between 1000 Webward LLC, as landlord, and Quicken Loans Inc., as tenant (incorporated herein by reference to Exhibit 10.29.1 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.68#
Second Amendment to Amended and Restated Lease, dated as of December 17, 2018, by and between 1000 Webward LLC, as landlord, and Quicken Loans Inc., as tenant (incorporated herein by reference to Exhibit 10.29.2 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.69#
Third Amendment to Amended and Restated Lease, dated as of July 16, 2021, by and between 1000 Webward LLC, as landlord, and Quicken Loans, LLC, as tenant (incorporated herein by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q filed on November 9, 2021)

10.70#*	Fifth Amendment to Amended and Restated Lease dated December 12, 2022 by and between 1000 Webward LLC and Rocket Mortgage, LLC (formerly known as Quicken Loans, LLC)
10.71#
Lease, dated May 20, 2016, by and between Higbee Mothership LLC, as landlord, and Quicken Loans Inc., as tenant (incorporated herein by reference to Exhibit 10.30 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.72
First Amendment to Lease, dated June 20, 2016, by and between Higbee Mothership LLC, as landlord, and Quicken Loans Inc., as tenant (incorporated herein by reference to Exhibit 10.30.1 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.73#
One North Central Office Lease, dated as of June 5, 2017, by and between AGP One North Central Owner LLC, as landlord, and Quicken Loans Inc., as tenant (incorporated herein by reference to Exhibit 10.31 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.74#
Amendment to Lease, dated as of March 14, 2018, by and between AGP One North Central Owner LLC, as landlord, and Quicken Loans Inc., as tenant (incorporated herein by reference to Exhibit 10.31.1 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.75#
Second Amendment to Lease, dated as of August 12, 2019, by and between AGP One North Central Owners LLC, as landlord, and Quicken Loans Inc., as tenant (incorporated herein by reference to Exhibit 10.31.2 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.76#
Third Amendment to Lease, dated as of October 14, 2019, by and between AGP One North Central Owner LLC, as landlord, and Quicken Loans Inc., as tenant (incorporated herein by reference to Exhibit 10.31.3 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.77#
Fourth Amendment to Lease, dated as of December 30, 2020, by and between AGP One North Central Owner LLC, as landlord, and Quicken Loans, LLC, as tenant (incorporated herein by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q filed on November 9, 2021)

10.78#
Lease Agreement, dated as of April 2, 2012, by and between TC Park South, LLC, as landlord, and Quicken Loans Inc., as tenant (incorporated herein by reference to Exhibit 10.78 to the Company’s Annual Report on Form 10-K filed on March 1, 2022)

10.79#
First Amendment to Lease Agreement, dated as of March 15, 2013, by and between TC Park South, LLC, as landlord, and Quicken Loans Inc., as tenant (incorporated herein by reference to Exhibit 10.111 to the Company’s Annual Report on Form 10-K filed on March 1, 2022)

10.80#
Second Amendment to Lease Agreement, dated as of April 29, 2015, by and between TDC Green Southpark, LLC, as landlord, and Quicken Loans Inc., as tenant (incorporated herein by reference to Exhibit 10.112 to the Company’s Annual Report on Form 10-K filed on March 1, 2022)

10.81#
Third Amendment to Lease Agreement, dated as of July 19, 2016, by and between CCP Property Owner Southpark LLC, as landlord, and Quicken Loans Inc., as tenant (incorporated herein by reference to Exhibit 10.113 to the Company’s Annual Report on Form 10-K filed on March 1, 2022)

10.82#
Fourth Amendment to Lease Agreement, dated as of December 21, 2017, by and between CCP Property Owner Southpark LLC, as landlord, and Quicken Loans Inc., as tenant (incorporated herein by reference to Exhibit 10.114 to the Company’s Annual Report on Form 10-K filed on March 1, 2022)

10.83#
Fifth Amendment to Lease Agreement, dated as of January 17, 2020, by and between Two Southpark, LLC, as landlord, and Quicken Loans Inc., as tenant (incorporated herein by reference to Exhibit 10.115 to the Company’s Annual Report on Form 10-K filed on March 1, 2022)

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

Item 16. Form 10-K Summary

None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 1, 2023.

Rocket Companies, Inc.

By:	/s/ Jay Farner
Name: Jay Farner
Title: Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 1, 2023.

Signature	Title

/s/ Jay Farner	Chief Executive Officer
Jay Farner	(Principal Executive Officer)

/s/ Brian Brown	Chief Financial Officer and Treasurer
Brian Brown	(Principal Financial Officer, Principal Accounting Officer)

/s/ Daniel Gilbert	Chairman of the Board of Directors
Daniel Gilbert

/s/ William Emerson	Director
William Emerson

/s/ Jennifer Gilbert	Director
Jennifer Gilbert

/s/ Jonathan Mariner	Director
Jonathan Mariner

/s/ Matthew Rizik	Director
Matthew Rizik

/s/ Suzanne Shank	Director
Suzanne Shank

/s/ Nancy Tellem	Director
Nancy Tellem