Form 10-Q
period 2023-03-31
Rocket Companies, Inc.
filed 2023-05-10
CIK 1805284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of May 3, 2023, 127,004,706 shares of the registrant's Class A common stock, $0.00001 par value, and 1,848,879,483 shares of the registrant's Class D common stock, $0.00001 par value, were outstanding.

Rocket Companies, Inc.
Form 10-Q
For the period ended March 31, 2023

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)
Rocket Companies, Inc.
Condensed Consolidated Balance Sheets
(In Thousands, Except Shares and Per Share Amounts)

	March 31, 2023	December 31, 2022
Assets	(Unaudited)
Cash and cash equivalents	$893,383	$722,293
Restricted cash	64,307	66,806
Mortgage loans held for sale, at fair value	8,438,714	7,343,475
Interest rate lock commitments (“IRLCs”), at fair value	182,112	90,635
Mortgage servicing rights (“MSRs”), at fair value	6,669,939	6,946,940
Notes receivable and due from affiliates	8,073	10,796
Property and equipment, net of accumulated depreciation and amortization of $486,940 and $463,262, respectively	267,320	274,192
Deferred tax asset, net	541,248	537,963
Lease right of use assets	391,897	366,189
Forward commitments, at fair value	5,101	22,444
Loans subject to repurchase right from Ginnie Mae	1,626,587	1,642,392
Goodwill and intangible assets, net	1,253,309	1,258,928
Other assets	860,289	799,159
Total assets	$21,202,279	$20,082,212
Liabilities and equity
Liabilities
Funding facilities	5,236,034	$3,548,699
Other financing facilities and debt
Senior Notes, net	4,029,339	4,027,970
Early buy out facility	423,831	672,882
Accounts payable	135,039	116,331
Lease liabilities	448,331	422,769
Forward commitments, at fair value	87,918	25,117
Investor reserves	107,134	110,147
Notes payable and due to affiliates	30,451	33,463
Tax receivable agreement liability	577,996	613,693
Loans subject to repurchase right from Ginnie Mae	1,626,587	1,642,392
Other liabilities	390,274	393,200
Total liabilities	$13,092,934	$11,606,663
Equity
Class A common stock, $0.00001 par value - 10,000,000,000 shares authorized, 125,761,073 and 123,491,606 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively.	$1	$1
Class B common stock, $0.00001 par value - 6,000,000,000 shares authorized, none issued and outstanding as of March 31, 2023 and December 31, 2022.	—	—
Class C common stock, $0.00001 par value - 6,000,000,000 shares authorized, none issued and outstanding as of March 31, 2023 and December 31, 2022.	—	—
Class D common stock, $0.00001 par value - 6,000,000,000 shares authorized, 1,848,879,483 shares issued and outstanding as of March 31, 2023 and December 31, 2022.	19	19
Additional paid-in capital	294,718	276,221
Retained earnings	280,997	300,394
Accumulated other comprehensive (loss) income	(32)	69
Non-controlling interest	7,533,642	7,898,845
Total equity	8,109,345	8,475,549
Total liabilities and equity	$21,202,279	$20,082,212
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Rocket Companies, Inc.
Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)
(In Thousands, Except Shares and Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue
Gain on sale of loans
Gain on sale of loans excluding fair value of MSRs, net	$265,003	$687,170
Fair value of originated MSRs	204,560	796,616
Gain on sale of loans, net	469,563	1,483,786
Loan servicing (loss) income
Servicing fee income	366,385	366,214
Change in fair value of MSRs	(398,279)	454,380
Loan servicing (loss) income, net	(31,894)	820,594
Interest income
Interest income	66,744	90,540
Interest expense on funding facilities	(29,060)	(41,696)
Interest income, net	37,684	48,844
Other income	190,715	317,372
Total revenue, net	666,068	2,670,596
Expenses
Salaries, commissions and team member benefits	603,775	853,915
General and administrative expenses	195,390	275,857
Marketing and advertising expenses	181,604	328,058
Depreciation and amortization	30,685	21,042
Interest and amortization expense on non-funding debt	38,333	38,664
Other expenses	32,268	90,603
Total expenses	1,082,055	1,608,139
(Loss) income before income taxes	(415,987)	1,062,457
Benefit from (provision for) income taxes	4,504	(25,849)
Net (loss) income	(411,483)	1,036,608
Net loss (income) attributable to non-controlling interest	392,960	(982,896)
Net (loss) income attributable to Rocket Companies	$(18,523)	$53,712

(Loss) earnings per share of Class A common stock
Basic	$(0.15)	$0.44
Diluted	$(0.16)	$0.40

Weighted average shares outstanding
Basic	124,732,722	122,691,728
Diluted	1,974,629,808	1,975,379,132

Comprehensive income (loss)
Net (loss) income	$(411,483)	$1,036,608
Cumulative translation adjustment	7	588
Unrealized loss on investment securities	(1,589)	(1,495)
Comprehensive (loss) income	(413,065)	1,035,701
Comprehensive loss (income) attributable to non-controlling interest	394,441	(982,049)
Comprehensive (loss) income attributable to Rocket Companies	$(18,624)	$53,652
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Rocket Companies, Inc.
Condensed Consolidated Statements of Changes in Equity
(In Thousands, Except Shares and Per Share Amounts)
(Unaudited)

	Class A Common Stock Shares	Class A Common Stock Amount	Class D Common Stock Shares	Class D Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Non-controlling Interest	Total Equity
Balance, December 31, 2021	126,437,703	$1	1,848,879,483	$19	$287,558	$378,005	$81	$9,093,868	$9,759,532
Net income	—	—	—	—	—	53,712	—	982,896	1,036,608
Cumulative translation adjustment	—	—	—	—	—	—	31	557	588
Unrealized loss on investment securities	—	—	—	—	—	—	(92)	(1,403)	(1,495)
Share-based compensation, net	186,891	—	—	—	3,288	—	—	50,093	53,381
Distributions for state taxes on behalf of unit holders (members), net	—	—	—	—	—	(2,171)	—	(33,536)	(35,707)
Distributions to unit holders (members) from subsidiary investment, net	—	—	—	—	725	—	—	(1,856,575)	(1,855,850)
Special Dividend to Class A Shareholders, net of forfeitures	—	—	—	—	—	(123,752)	—	(31,830)	(155,582)
Taxes withheld on employees' restricted share award vesting	—	—	—	—	(77)	—	—	(1,220)	(1,297)
Issuance of Class A common Shares under stock compensation and benefit plans	1,018,875	—	—	—	930	—	—	12,743	13,673
Repurchase of Class A common Shares	(8,016,465)	—	—	—	(100,162)	—	—	—	(100,162)
Change in controlling interest of investment, net	—	—	—	—	49,196	—	2	(61,591)	(12,393)
Balance, March 31, 2022	119,627,004	$1	1,848,879,483	$19	$241,458	$305,794	$22	$8,154,002	$8,701,296

Balance, December 31, 2022	123,491,606	1	1,848,879,483	19	276,221	300,394	69	7,898,845	8,475,549
Net loss	—	—	—	—	—	(18,523)	—	(392,960)	(411,483)
Cumulative translation adjustment	—	—	—	—	—	—	—	7	7
Unrealized loss on investment securities	—	—	—	—	—	—	(101)	(1,488)	(1,589)
Share-based compensation, net	1,390,650	—	—	—	3,217	—	—	47,596	50,813
Distributions for state taxes on behalf of unit holders (members), net	—	—	—	—	—	(209)	—	326	117
Special Dividend to Class A Shareholders, net of forfeitures	—	—	—	—	—	23	—	347	370
Taxes withheld on employees' restricted share award vesting	—	—	—	—	(444)	—	—	(6,550)	(6,994)
Issuance of Class A common Shares under stock compensation and benefit plans	878,817	—	—	—	456	—	—	6,794	7,250
Change in controlling interest of investment, net	—	—	—	—	15,268	(688)	—	(19,275)	(4,695)
Balance, March 31, 2023	125,761,073	$1	1,848,879,483	$19	$294,718	$280,997	$(32)	$7,533,642	$8,109,345

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Rocket Companies, Inc.
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Operating activities
Net (loss) income	$(411,483)	$1,036,608
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	30,685	21,042
(Benefit from) provision for deferred income taxes	(8,505)	1,786
Origination of mortgage servicing rights	(204,560)	(796,616)
Change in fair value of MSRs, net	397,681	(478,655)
Gain on sale of loans excluding fair value of MSRs, net	(265,003)	(687,170)
Disbursements of mortgage loans held for sale	(16,785,731)	(54,173,353)
Proceeds from sale of loans held for sale	15,994,526	63,189,908
Share-based compensation expense	51,960	55,593
Change in assets and liabilities
Due from affiliates	2,722	(1,044)
Other assets	(61,435)	(37,034)
Accounts payable	18,708	17,316
Due to affiliates	(3,187)	(4,168)
Premium recapture and indemnification losses paid	(50,318)	(515)
Other liabilities	(31,753)	628,602
Total adjustments	$(914,210)	$7,735,692
Net cash (used in) provided by operating activities	$(1,325,693)	$8,772,300
Investing activities
Proceeds from sale of MSRs	$81,539	$253,946
Net purchase of MSRs	(3,285)	(15,581)
Decrease in mortgage loans held for investment	3,190	7,107
Purchases of investment securities, available for sale	(5,472)	—
Sales of investment securities, available for sale	6,479	—
Purchase and other additions of property and equipment, net of disposals	(23,822)	(26,742)
Net cash provided by investing activities	$58,629	$218,730
Financing activities
Net borrowings (payments) on funding facilities	$1,687,335	$(6,281,985)
Net payments on lines of credit	—	(75,000)
Net payments on early buy out facility	(249,051)	(198,617)
Net borrowings on notes payable from unconsolidated affiliates	174	174
Stock issuance	6,122	11,575
Share repurchase	—	(100,162)
Taxes withheld on employees' restricted share award vesting	(6,994)	(1,297)
Distributions to other unit holders (members) of Holdings, net	(1,938)	(2,170,216)
Net cash provided by (used in) financing activities	$1,435,648	$(8,815,528)
Effects of exchange rate changes on cash and cash equivalents	7	589
Net increase in cash and cash equivalents and restricted cash	168,591	176,091
Cash and cash equivalents and restricted cash, beginning of period	789,099	2,211,597
Cash and cash equivalents and restricted cash, end of period	$957,690	$2,387,688
Non-cash activities
Loans transferred to other real estate owned	$726	$435
Supplemental disclosures
Cash paid for interest on related party borrowings	$2,452	$1,231

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

We are a Detroit-based fintech holding company consisting of tech-driven mortgage, real estate and financial services businesses - including Rocket Mortgage, Rocket Homes, Rocket Loans, and Rocket Money. We are committed to providing an industry-leading client experience powered by our simple, fast and trusted digital solutions. In addition to Rocket Mortgage, one of the nation’s largest mortgage lenders, we have expanded into complementary industries, such as, real estate services, personal finance, and personal and solar lending. Through these industries, we seek to deliver innovative client solutions leveraging our Rocket platform. Our business operations are organized into the following two segments: (1) Direct to Consumer and (2) Partner Network, as described in Note 11, Segments.

Rocket Companies, Inc. is a holding company. Its primary material asset is the equity interest in Holdings which, including through its direct and indirect subsidiaries, conducts a majority of the Company's operations. Holdings is a Michigan limited liability company and wholly owns the following entities, with each entity's subsidiaries identified in parentheses: Rocket Mortgage, LLC, Amrock Holdings, LLC (“Amrock”, "Amrock Title Insurance Company" ("ATI") and "Nexsys Technologies LLC"), LMB HoldCo LLC (“Core Digital Media”), RCRA Holdings LLC (“Rock Connections” and “Rocket Auto”), Rocket Homes Real Estate LLC (“Rocket Homes”), RockLoans Holdings LLC (“Rocket Loans” and "Rocket Solar"), Rock Central LLC dba Rocket Central ("Rocket Money, Inc."), EFB Holdings Inc. (“Rocket Mortgage Canada”), Lendesk Canada Holdings Inc. ("Lendesk Technologies"), RockTech Canada Inc., Woodward Capital Management LLC, and Rocket Card, LLC. As used herein, “Rocket Mortgage” refers to either the Rocket Mortgage brand or platform, or the Rocket Mortgage business, as the context allows.

Basis of Presentation and Consolidation

As the sole managing member of Holdings, the Company operates and controls all of the business affairs of Holdings, and through Holdings and its subsidiaries, conducts its business. Holdings is considered a variable interest entity (“VIE”) and we consolidate the financial results of Holdings under the guidance of ASC 810, Consolidation. A portion of our Net (loss) income is allocated to Net loss (income) attributable to non-controlling interest. For further details, refer below to Variable Interest Entities and Note 12, Non-controlling Interest.

All significant intercompany transactions and accounts between the businesses comprising the Company have been eliminated in the accompanying condensed consolidated financial statements.

The Company's derivatives, IRLCs, MSRs, mortgage and non-mortgage loans held for sale, and available for sale investment securities are measured at fair value on a recurring basis. Additionally, other assets may be required to be measured at fair value in the condensed consolidated financial statements on a nonrecurring basis. Examples of such measurements are mortgage loans transferred between held for investment and held for sale, certain impaired loans, and other real estate owned. For further details of the Company's transactions refer to Note 2, Fair Value Measurements.

All transactions and accounts between RHI and other related parties with the Company have a history of settlement or will be settled for cash and are reflected as related party transactions. For further details of the Company’s related party transactions refer to Note 6, Transactions with Related Parties.

Our condensed consolidated financial statements are unaudited and presented in U.S. dollars. They have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The interim financial information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC. In our opinion, these condensed consolidated financial statements include all normal and recurring adjustments considered necessary for a fair statement of our results of operations, financial position and cash flows for the periods presented. However, our results of operations for any interim period are not necessarily indicative of the results that may be expected for a full fiscal year or for any other future period.

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

Subsequent Events

In preparing these condensed consolidated financial statements, the Company evaluated events and transactions for potential recognition or disclosure through the date these condensed consolidated financial statements were issued. Refer to the Cash, Cash Equivalents and Restricted Cash section later in this footnote regarding the release of the restricted cash associated with the bond and Note 5, Borrowings for disclosures on changes to the Company's debt agreements that occurred subsequent to March 31, 2023.

Share Repurchase Authorization

On November 1, 2022, the Company's board of directors approved the renewal of the share repurchase program effective November 11, 2022 (the "Share Repurchase Program". The share repurchase program renews and extends the previously approved share repurchase program and authorizes the Company to repurchase shares of the Company’s common stock in an aggregate value, not to exceed $1 billion, from time to time, in the open market or through privately negotiated transactions, in accordance with applicable securities laws. The share repurchase program will remain in effect for a two-year period terminating in November 2024. The share repurchase program does not obligate the Company to make any repurchases at any specific time. The timing and extent to which the Company repurchases its shares will depend upon, among other things, market conditions, share price, liquidity targets, regulatory requirements and other factors. As of March 31, 2023 approximately $590.7 million remain available under the Share Repurchase Program.

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

Revenue Recognition

Gain on sale of loans, net — includes all components related to the origination and sale of mortgage loans, including (1) net gain on sale of loans, which represents the premium we receive in excess of the loan principal amount and certain fees charged by investors upon sale of loans into the secondary market, (2) loan origination fees (credits), points and certain costs, (3) provision for or benefit from investor reserves, (4) the change in fair value of interest rate locks and loans held for sale, (5) the gain or loss on forward commitments hedging loans held for sale and interest rate lock commitments (IRLCs), and (6) the fair value of originated MSRs. An estimate of the Gain on sale of loans, net is recognized at the time an IRLC is issued, net of a pull-through factor. Subsequent changes in the fair value of IRLCs and mortgage loans held for sale are recognized in current period earnings. When the mortgage loan is sold into the secondary market, any difference between the proceeds received and the current fair value of the loan is recognized in current period earnings in Gain on sale of loans, net. Included in Gain on sale of loans, net is the Fair value of originated MSRs, which represents the estimated fair value of MSRs related to loans which we have sold and retained the right to service. Refer to Note 3, Mortgage Servicing Rights for information related to the gain/(loss), net in the fair value of MSRs.

Loan servicing (loss) income, net — includes income from servicing, sub-servicing and ancillary fees, and is recorded to income as earned, which is upon collection of payments from borrowers. This amount also includes the Change in fair value of MSRs, which is the adjustment for the fair value measurement of the MSR asset as of the respective balance sheet date.

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

Other income — is derived primarily from closing fees, net appraisal revenue, net title insurance fees, personal finance subscription revenue, deposit interest income, real estate network referral fees, contact center revenue, personal loans business, professional service fees, and lead generation revenue.

The following revenue streams fall within the scope of ASC Topic 606 — Revenue from Contracts with Customers and are disaggregated hereunder:

Amrock closing fees — The Company recognizes closing fees for non-recurring services provided in connection with the origination of the loan. These fees are recognized at the time of loan closing for purchase transactions or at the end of a client's three-day rescission period for refinance transactions, which represents the point in time the loan closing services performance obligation is satisfied. The consideration received for closing services is a fixed fee per loan that varies by state and loan type. Closing fees were $17,488 and $76,978 for the three months ended March 31, 2023 and 2022, respectively.

Amrock appraisal revenue, net — The Company recognizes appraisal revenue when the appraisal service is completed. The Company may choose to deliver appraisal services directly to its client or subcontract such services to a third-party licensed and/or certified appraiser. In instances where the Company performs the appraisal, revenue is recognized as the gross amount of consideration received at a fixed price per appraisal. The Company is an agent in instances where a third-party appraiser is involved in the delivery of appraisal services and revenue is recognized net of third-party appraisal expenses. Appraisal revenue, net of intercompany eliminations, were $11,866 and $22,022 for the three months ended March 31, 2023 and 2022, respectively.

Rocket Money subscription revenue — The Company recognizes subscription revenue ratably over the contract term beginning on the commencement date of each contract. We have determined that subscriptions represent a stand-ready obligation to perform over the subscription term. These performance obligations are satisfied over time as the customer simultaneously receives and consumes the benefits. Contracts are one month to one year in length. Subscription revenues were $39,185 and $25,754 for the three months ended March 31, 2023 and 2022, respectively.

Rocket Homes real estate network referral fees — The Company recognizes real estate network referral fee revenue based on arrangements with partner agencies contingent on the closing of a transaction. As this revenue stream is variable, and is contingent on the successful transaction close, the revenue is constrained until the occurrence of the transaction. At this point, the constraint on recognizing revenue is deemed to have been lifted and revenue is recognized for the consideration expected to be received. Real estate network referral fees, net of intercompany eliminations, were $6,971 and $11,398 for the three months ended March 31, 2023 and 2022, respectively.

Rock Connections and Rocket Auto contact center revenue — The Company recognizes contact center revenue for communication services including client support and sales. Consideration received mainly includes a fixed base fee and/or a variable contingent fee. The fixed base fee is recognized ratably over the period of performance, as the performance obligation is considered to be satisfied equally throughout the service period. The variable contingent fee related to car sales is constrained until the sale of the car is completed. Contact center revenues, net of intercompany eliminations, were $522 and $9,315 for the three months ended March 31, 2023 and 2022, respectively.

Professional service fees — The Company recognizes professional service fee revenue based on the delivery of services (e.g., human resources, technology, training) over the term of a contract. Consideration for the promised services is received through a combination of a fixed fee for the period and incremental fees paid for optional services that are available at an incremental rate determined at the time such services are requested. The Company recognizes the annual fee ratably over the life of the contract, as the performance obligation is satisfied equally over the term of the contract. For the optional services, revenue is only recognized at the time the services are requested and delivered and pricing is agreed upon. Professional service fee revenues were $2,187 and $3,004 for the three months ended March 31, 2023 and 2022, respectively, and were rendered entirely to related parties.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)

Core Digital Media lead generation revenue — The Company recognizes online consumer acquisition revenue based on successful delivery of marketing leads to a client at a fixed fee per lead. This service is satisfied at the time the lead is delivered, at which time revenue for the service is recognized. Online consumer acquisition revenue, net of intercompany eliminations, were $1,064 and $4,464 for the three months ended March 31, 2023 and 2022, respectively.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. We maintain our bank accounts with a relatively small number of high-quality financial institutions.

Restricted cash as of March 31, 2023 and 2022 consisted of cash on deposit for a repurchase facility and client application deposits, title premiums collected from the insured that are due to the underwritten, principal and interest received in collection accounts for purchased assets, and a $25,000 bond which subsequent to March 31, 2023 was no longer restricted.

	March 31,
	2023	2022
Cash and cash equivalents	$893,383	$2,310,661
Restricted cash	64,307	77,027
Total cash, cash equivalents, and restricted cash in the statement of cash flows	$957,690	$2,387,688

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

Rocket Companies, Inc.’s financial position, performance and cash flows effectively represent those of Holdings and its subsidiaries as of and for the period ended March 31, 2023.

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

The following is a description of measurement techniques for items recorded at fair value on a recurring basis. There were no material items recorded at fair value on a nonrecurring basis as of March 31, 2023 or December 31, 2022.

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

Investment Securities: Investment securities are available for sale debt securities that are recorded at fair value using observable market prices for similar securities or identical securities that are traded in less active markets, which are classified as Level 2 and include highly rated municipal, government, and corporate bonds.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
Non-mortgage loans held for sale: Non-mortgage loans held for sale are personal loans including loans to finance solar panel installation projects. The fair value of non-mortgage loans is determined using an internal valuation model that calculates the present value of estimated net future cash flows. Non-mortgage loans are classified as Level 3.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The table below shows a summary of financial statement items that are measured at estimated fair value on a recurring basis, including assets measured under the fair value option. There were no material transfers of assets or liabilities recorded at fair value on a recurring basis between Levels 1, 2 or 3 during the three months ended March 31, 2023 or the year ended December 31, 2022.

	Level 1	Level 2	Level 3	Total
Balance at March 31, 2023
Assets:
Mortgage loans held for sale (1)	$—	$7,674,953	$763,761	$8,438,714
IRLCs	—	—	182,112	182,112
MSRs	—	—	6,669,939	6,669,939
Forward commitments	—	5,101	—	5,101
Investment securities (2)	—	38,201	—	38,201
Non-mortgage loans held for sale (2)	—	—	32,490	32,490
Total assets	$—	$7,718,255	$7,648,302	$15,366,557
Liabilities:
Forward commitments	$—	$87,918	$—	$87,918
Total liabilities	$—	$87,918	$—	$87,918

Balance at December 31, 2022
Assets:
Mortgage loans held for sale (1)	$—	$6,260,745	$1,082,730	$7,343,475
IRLCs	—	—	90,635	90,635
MSRs	—	—	6,946,940	6,946,940
Forward commitments	—	22,444	—	22,444
Total assets	$—	$6,283,189	$8,120,305	$14,403,494
Liabilities:
Forward commitments	$—	$25,117	$—	$25,117
Total liabilities	$—	$25,117	$—	$25,117

(1)     As of March 31, 2023 and December 31, 2022, $315.2 million and $314.4 million of unpaid principal balance of the level 3 mortgage loans held for sale were 90 days or more delinquent and were in non-accrual status.

(2)    These assets are included in Other assets on the Condensed Consolidated Balance Sheets.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
The following tables present the quantitative information about recurring Level 3 fair value financial instruments and the fair value measurements as of:

	March 31, 2023		December 31, 2022
Unobservable Input	Range	Weighted Average	Range	Weighted Average
Mortgage loans held for sale
Model pricing	65% - 100%	88%	67% - 100%	86%
IRLCs
Loan funding probability	0% - 100%	71%	0% - 100%	68%
MSRs
Discount rate	9.5% - 12.5%	9.9%	9.5% - 12.5%	9.9%
Conditional prepayment rate	6.2% - 28.6%	7.1%	6.1% - 26.6%	6.9%
Non-mortgage loans held for sale
Discount rate	6.2% - 8.5%	8.2%	N/A	N/A
The table below presents a reconciliation of Level 3 assets measured at fair value on a recurring basis for the three months ended March 31, 2023 and 2022. Mortgage servicing rights are also classified as a Level 3 asset measured at fair value on a recurring basis and its reconciliation is found in Note 3, Mortgage Servicing Rights.

	Mortgage Loans Held for Sale	IRLCs	Non-Mortgage Loans Held for Sale
Balance at December 31, 2022	$1,082,730	$90,635	$—
Transfers in (1)	211,058	—	32,838
Transfers out/principal reductions (1)	(600,454)	—	—
Net transfers and revaluation gains	—	91,477	—
Total gains (losses) included in net income	70,427	—	(348)
Balance at March 31, 2023	$763,761	$182,112	$32,490

Balance at December 31, 2021	$2,309,366	$538,861	$—
Transfers in (1)	522,640	—	—
Transfers out/principal reductions (1)	(618,320)	—	—
Net transfers and revaluation losses	—	(325,651)	—
Total losses included in net income	(34,924)	—	—
Balance at March 31, 2022	$2,178,762	$213,210	$—
(1)    Transfers in represent loans repurchased from investors or loans originated for which an active market currently does not exist. Transfers out primarily represent loans sold to third parties and loans paid in full.

Investment Securities

Investment securities consist of debt securities that are classified as available for sale. For any available for sale debt securities in an unrealized loss position, the Company assesses the intent and ability to sell and whether it is more likely than not we will be required to sell the security before recovery of its amortized cost basis. If either criteria regarding intent or requirement to sell is met, the securities' unrealized losses are written down through Other income. As of March 31, 2023 neither of those criteria were met for any of the securities in an unrealized loss position, as the losses are a result of market rate conditions, but continue to pay as scheduled and accordingly do not effect the Company's intent or ability to sell.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
The amortized cost and estimated fair value of available for sale investment securities as of March 31, 2023 consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities:
U.S. Treasury	$23,902	$1	$(1,231)	$22,672
Corporate and Other	15,888	36	(395)	15,529
Total	$39,790	$37	$(1,626)	$38,201

Net unrealized losses on available for sale debt securities of $1,589 are recorded in Accumulated Other Comprehensive Income (Loss) within Condensed Consolidated Statements of Changes in Equity as of March 31, 2023. There were no transfers of available for sale debt securities during the three months ended March 31, 2023. There were no securities classified as held to maturity as of March 31, 2023.

The amortized cost and estimated fair value of investment in debt securities as of March 31, 2023 by contractual maturity is as follows:

	U.S. Treasury		Corporate and Other
	Amortized Costs	Fair Value	Amortized Costs	Fair Value
Less than 1 year	$—	$—	$5,957	$5,838
1-5 years	23,902	22,672	8,955	8,716
5-10 years	—	—	976	975
10 years and beyond	$—	$—	$—	$—

Fair Value Option

The following is the estimated fair value and unpaid principal balance (“UPB”) of mortgage and non-mortgage loans held for sale that have contractual principal amounts and for which the Company has elected the fair value option. The fair value option was elected for mortgage and non-mortgage loans held for sale as the Company believes fair value best reflects their expected future economic performance:

	Fair Value	Principal Amount Due Upon Maturity	Difference (1)
Balance at March 31, 2023
Mortgage loans held for sale	$8,438,714	$8,429,074	$9,640
Non-mortgage loans held for sale	$32,490	$32,838	$(348)

Balance at December 31, 2022	$7,343,475	$7,424,223	$(80,748)
Mortgage loans held for sale
(1)    Represents the amount of gains (losses) included in Gain on sale of loans, net for Mortgage loans held for sale and Other income for Non-mortgage loans held for sale, due to changes in fair value of items accounted for using the fair value option.

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

	March 31, 2023		December 31, 2022
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior Notes, due 10/15/2026	$1,142,003	$1,029,606	$1,141,432	$984,963
Senior Notes, due 1/15/2028	61,363	58,700	61,330	57,039
Senior Notes, due 3/1/2029	744,066	645,188	743,815	595,493
Senior Notes, due 3/1/2031	1,239,296	1,043,550	1,238,958	961,450
Senior Notes, due 10/15/2033	842,611	681,258	842,435	625,175
Total Senior Notes, net	$4,029,339	$3,458,302	$4,027,970	$3,224,120

The fair value of Senior Notes was calculated using the observable bond price at March 31, 2023 and December 31, 2022, respectively. The Senior Notes are classified as Level 2 in the fair value hierarchy.

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

The following table summarizes changes to the MSR assets:

	Three Months Ended March 31,
	2023	2022
Fair value, beginning of period	$6,946,940	$5,385,613
MSRs originated	204,560	796,616
MSRs sales	(81,538)	(253,997)
Changes in fair value:
Due to changes in valuation model inputs or assumptions (1)	(217,802)	767,271
Due to collection/realization of cash flows	(182,221)	(285,215)
Total changes in fair value	(400,023)	482,056
Fair value, end of period	$6,669,939	$6,410,288

(1)    Reflects changes in assumptions including discount rates and prepayment speed assumptions, mostly due to changes in market interest rates. Does not include the change in fair value of derivatives that economically hedge MSRs identified for sale or the effects of contractual prepayment protection resulting from sales of MSRs.

The total UPB of mortgage loans serviced, excluding subserviced loans, at March 31, 2023 and December 31, 2022 was $481,325,241 and $486,540,840, respectively. The portfolio primarily consists of high-quality performing agency and government (FHA and VA) loans. As of March 31, 2023, delinquent loans (defined as 60-plus days past-due) were 1.10% of our total portfolio.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
The following is a summary of the weighted average discount rate and prepayment speed assumptions used to determine the fair value of MSRs as well as the expected life of the loans in the servicing portfolio:

	March 31, 2023	December 31, 2022
Discount rate	9.9%	9.9%
Prepayment speeds	7.1%	6.9%
Life (in years)	7.97	8.08

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

The following table stresses the discount rate and prepayment speeds at two different data points:

	Discount Rate		Prepayment Speeds
	100 BPS Adverse Change	200 BPS Adverse Change	10% Adverse Change	20% Adverse Change
March 31, 2023
Mortgage servicing rights	$(282,637)	$(539,918)	$(171,374)	$(334,669)
December 31, 2022
Mortgage servicing rights	$(295,754)	$(565,704)	$(171,297)	$(334,664)

4. Mortgage Loans Held for Sale

The Company sells substantially all of its originated mortgage loans into the secondary market. The Company retains the right to service a majority of these loans upon sale through ownership of servicing rights. A reconciliation of the changes in mortgage loans held for sale to the amounts presented on the Condensed Consolidated Statements of Cash Flows is below:

	Three Months Ended March 31,
	2023	2022
Balance at the beginning of period	$7,343,475	$19,323,568
Disbursements of mortgage loans held for sale	16,785,731	54,173,353
Proceeds from sales of mortgage loans held for sale (1)	(15,987,171)	(63,180,565)
Gain on sale of mortgage loans excluding fair value of other financial instruments, net (2)	296,679	368,788
Balance at the end of period	$8,438,714	$10,685,144

(1)    The proceeds from sales of loans held for sale on the Condensed Consolidated Statements of Cash Flows includes amounts related to the sale of personal loans.

(2)    The Gain on sale of loans excluding fair value of MSRs, net on the Condensed Consolidated Statements of Cash Flows includes amounts related to the sale of personal loans, interest rate lock commitments, forward commitments, and provisions for investor reserves.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
Credit Risk

The Company is subject to credit risk associated with mortgage loans that it purchases and originates during the period of time prior to the sale of these loans. The Company considers credit risk associated with these loans to be insignificant as it holds the loans for a short period of time, which for the three months ended March 31, 2023 is, on average, approximately 35 days from the date of borrowing, and the market for these loans continues to be highly liquid. The Company is also subject to credit risk associated with mortgage loans it has repurchased as a result of breaches of representations and warranties during the period of time between repurchase and resale.

5. Borrowings

The Company maintains various funding facilities and other non-funding debt as shown in the tables below. Interest rates typically have two main components; a base rate most commonly SOFR or LIBOR, which is sometimes subject to a minimum floor plus a spread. Some facilities have a commitment fee, which can be up to 50 basis points per year. The commitment fee charged by lenders is calculated based on the committed line amount multiplied by a negotiated rate. The Company is required to maintain certain covenants, including minimum tangible net worth, minimum liquidity, maximum total debt or liabilities to net worth ratio, pretax net income requirements, and other customary debt covenants, as defined in the agreements. The Company was in compliance with all covenants as of March 31, 2023.

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

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
Mortgage Funding Facilities

Facility Type	Collateral	Maturity	Line Amount	Committed Line Amount	Outstanding Balance as of March 31, 2023	Outstanding Balance as of December 31, 2022
Mortgage Loan funding:
1) Master Repurchase Agreement (6)	Mortgage loans held for sale (5)	10/20/2023	$250,000	$50,000	$—	$49,381
2) Master Repurchase Agreement (6)	Mortgage loans held for sale (5)	11/30/2023	1,000,000	100,000	550,258	138,057
3) Master Repurchase Agreement (6)	Mortgage loans held for sale (5)	8/9/2024	2,000,000	250,000	255,281	702,128
4) Master Repurchase Agreement (1)(6)	Mortgage loans held for sale (5)	1/26/2024	1,500,000	550,000	754,210	917,621
5) Master Repurchase Agreement (6)	Mortgage loans held for sale (5)	5/4/2024	1,000,000	250,000	649,929	493,029
6) Master Repurchase Agreement (2)(6)	Mortgage loans held for sale (5)	9/9/2024	1,500,000	250,000	87,888	101,152
7) Master Repurchase Agreement (6)	Mortgage loans held for sale (5)	9/22/2023	1,250,000	250,000	181,107	186,707
8) Master Repurchase Agreement (6)	Mortgage loans held for sale (5)	9/27/2024	750,000	100,000	544,729	171,642
			$9,250,000	$1,800,000	$3,023,402	$2,759,717
Mortgage Loan Early Funding:
9) Early Funding Facility (3)(6)	Mortgage loans held for sale (5)	(3)	$5,000,000	$—	$1,262,204	$561,874
10) Early Funding Facility (4)(6)	Mortgage loans held for sale (5)	(4)	2,000,000	—	932,128	227,108
			7,000,000	—	2,194,332	788,982

Total Mortgage Funding Facilities			$16,250,000	$1,800,000	$5,217,734	$3,548,699
(1)    This facility has a 12-month initial term, which can be extended for 3-months at each subsequent 3-month anniversary from the initial start date. Subsequent to March 31, 2023, this facility was extended to April 26, 2024.

(2)    This facility has an overall line size of $1,500,000. This facility also includes a $1,500,000 sublimit for MSR financing; Capacity is fully fungible and is not restricted by these allocations.

(3)    This facility is an evergreen agreement with no stated termination or expiration date. This agreement can be terminated by either party upon written notice.

(4)    This facility has an overall line size of $2,000,000, which is reviewed every 90 days. This facility is an evergreen agreement with no stated termination or expiration date. This agreement can be terminated by either party upon written notice.

(5)    The Company has multiple borrowing facilities in the form of asset sales under agreements to repurchase. These borrowing facilities are secured by mortgage loans held for sale at fair value as the first priority security interest.

(6)    The interest rates charged by lenders on funding facilities included the applicable base rate plus a spread ranging from 1.00% to 1.80% for the three months ended March 31, 2023, and the applicable base rate plus a spread ranging from 1.00% to 1.85% for the year ended December 31, 2022.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
Other Funding Facilities

Facility Type	Collateral	Maturity	Line Amount	Committed Line Amount	Outstanding Balance Outstanding Balance as of March 31, 2023	Outstanding Balance Outstanding Balance as of December 31, 2022
Personal Loan funding:
1) Revolving Credit and Security Agreement (1)	Personal loans held for sale	1/30/2025	$75,000	$75,000	$18,300	$—
Total Other Funding Facilities			75,000	75,000	18,300	—

Total Funding Facilities			$16,325,000	$1,875,000	$5,236,034	$3,548,699

(1)    The interest rates charged by lenders on funding facilities included the applicable base rate plus a spread ranging from 1.00% to 1.80% for the three months ended March 31, 2023, and the applicable base rate plus a spread ranging from 1.00% to 1.85% for the year ended December 31, 2022.

Financing Facilities

Facility Type	Collateral	Maturity	Line Amount	Committed Line Amount	Outstanding Balance Outstanding Balance as of March 31, 2023	Outstanding Balance Outstanding Balance as of December 31, 2022
Line of Credit Financing Facilities
1) Unsecured line of credit (1)	—	7/27/2025	$2,000,000	$—	$—	$—
2) Unsecured line of credit (1)	—	7/31/2025	100,000	—	—	—
3) Revolving credit facility (3)	—	8/10/2025	1,000,000	1,000,000	—	—
4) MSR line of credit (3)	MSRs	10/20/2023	200,000	—	—	—
5) MSR line of credit (2)(3)	MSRs	9/9/2024	1,500,000	250,000	—	—
			$4,800,000	$1,250,000	$—	$—
Early Buyout Financing Facility
6) Early buy out facility (3)	Loans/ Advances	3/13/2024	$1,500,000	$—	$423,831	$672,882
(1)    Refer to Note 6, Transactions with Related Parties for additional details regarding this unsecured line of credit.

(2)    This facility is a sublimit of Master Repurchase Agreement 6, found above in Mortgage Funding Facilities. Refer to Subfootnote 2, Mortgage Funding Facilities for additional details regarding this financing facility.

(3)    The interest rates charged by lenders on the financing facilities included the applicable base rate, plus a spread ranging from 1.45% to 4.00% for the three months ended March 31, 2023 and the year ended December 31, 2022.

Unsecured Senior Notes

Facility Type	Maturity	Interest Rate	Outstanding Principal March 31, 2023	Outstanding Principal December 31, 2022
Unsecured Senior Notes (1)	10/15/2026	2.875%	$1,150,000	$1,150,000
Unsecured Senior Notes (2)	1/15/2028	5.250%	61,985	61,985
Unsecured Senior Notes (3)	3/1/2029	3.625%	750,000	750,000
Unsecured Senior Notes (4)	3/1/2031	3.875%	1,250,000	1,250,000
Unsecured Senior Notes (5)	10/15/2033	4.000%	850,000	850,000
Total Senior Notes			$4,061,985	$4,061,985

Weighted Average Interest Rate			3.59%	3.59%

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
(1)    The 2026 Senior Notes are unsecured obligation notes with no asset required to pledge for this borrowing. Unamortized debt issuance costs are presented net against the Senior Notes reducing the $1,150,000 carrying amount on the Condensed Consolidated Balance Sheets by $7,997 and $8,569 as of March 31, 2023 and December 31, 2022, respectively.

(2)    The 2028 Senior Notes are unsecured obligation notes with no asset required to pledge for this borrowing. Unamortized debt issuance costs and discounts are presented net against the Senior Notes reducing the $61,985 carrying amount on the Condensed Consolidated Balance Sheets by $339 and $282 as of March 31, 2023, respectively, and $358 and $298, as of December 31, 2022, respectively.

(3)    The 2029 Senior Notes are unsecured obligation notes with no asset required to pledge for this borrowing. Unamortized debt issuance costs are presented net against the Senior Notes reducing the $750,000 carrying amount on the Condensed Consolidated Balance Sheets by $5,934 and $6,185 as of March 31, 2023 and December 31, 2022, respectively.

(4)    The 2031 Senior Notes are unsecured obligation notes with no asset required to pledge for this borrowing. Unamortized debt issuance costs are presented net against the Senior Notes reducing the $1,250,000 carrying amount on the Condensed Consolidated Balance Sheets by $10,705 and $11,040 as of March 31, 2023 and December 31, 2022, respectively.

(5)    The 2033 Senior Notes are unsecured obligation notes with no asset required to pledge for this borrowing. Unamortized debt issuance costs are presented net against the Senior Notes reducing the $850,000 carrying amount on the Condensed Consolidated Balance Sheets by $7,389 and $7,565 as of March 31, 2023 and December 31, 2022, respectively.

Refer to Note 2, Fair Value Measurements for information pertaining to the fair value of the Company’s debt as of March 31, 2023 and December 31, 2022.

6. Transactions with Related Parties

The Company has entered into various transactions and agreements with RHI, its subsidiaries, certain other affiliates and related parties (collectively, “Related Parties”). These transactions include providing financing and services as well as obtaining financing and services from these Related Parties.

Financing Arrangements

On June 9, 2017, Rocket Mortgage and RHI entered into an unsecured line of credit, as further amended and restated on September 16, 2021 (“RHI Line of Credit”), pursuant to which Rocket Mortgage has a borrowing capacity of $2,000,000. The RHI Line of Credit matures on July 27, 2025. Borrowings under the line of credit bear interest at a rate per annum of the applicable base rate, plus a spread of 1.25%. The line of credit is uncommitted and RHI has sole discretion over advances. The RHI Line of Credit also contains negative covenants which restrict the ability of the Company to incur debt and create liens on certain assets. It also requires Rocket Mortgage to maintain a quarterly consolidated net income before taxes if adjusted tangible net worth meets certain requirements. Rocket Mortgage made no repayments during the three months ended March 31, 2023 and repaid $762, all attributable to accrued interest, during the three months ended March 31, 2022. There were no outstanding principal or interest amounts due to RHI as of March 31, 2023 and December 31, 2022, respectively.

RHI and ATI are parties to a surplus debenture, effective as of December 28, 2015, and as further amended and restated on December 31, 2019 (the “RHI/ATI Debenture”), pursuant to which ATI is indebted to RHI for an aggregate principal amount of $21,500. The RHI/ATI Debenture matures on December 31, 2030. Interest under the RHI/ATI Debenture accrues at an annual rate of 8%. Principal and interest under the RHI/ATI Debenture are due and payable quarterly, in each case subject to ATI achieving a certain amount of surplus and payments of all interest before principal payments begin. Any unpaid amounts of principal and interest shall be due and payable upon the maturity of the RHI/ATI Debenture. ATI repaid an aggregate of $250 for the three months ended March 31, 2023 and 2022, respectively. The total amount of interest accrued was $424 for the three months ended March 31, 2023 and 2022, respectively. The aggregate amount due to RHI was $30,255 and $30,081 as of March 31, 2023 and December 31, 2022, respectively.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
On July 31, 2020, Holdings and RHI entered into an agreement for an uncommitted, unsecured revolving line of credit ("RHI 2nd Line of Credit’’), which will provide for financing from RHI to the Company of up to $100,000. The RHI 2nd Line of Credit matures on July 31, 2025. Borrowings under the line of credit will bear interest at a rate per annum of the applicable base rate plus a spread of 1.25%. The negative covenants of the line of credit restrict the ability of the Company to incur debt and create liens on certain assets. The line of credit also contains customary events of default. There were no draws on the RHI 2nd Line of Credit and no amounts outstanding as of March 31, 2023 and December 31, 2022, respectively.

The Notes receivable and due from affiliates was $8,073 and $10,796 as of March 31, 2023 and December 31, 2022, respectively. The Notes payable and due to affiliates was $30,451 and $33,463 as of March 31, 2023 and December 31, 2022, respectively.

Services, Products and Other Transactions

We have entered into transactions and agreements to provide certain services to Related Parties. We recognized revenue of $2,316 and $3,017 for the three months ended March 31, 2023 and 2022, respectively, for the performance of these services, which was included in Other income. We have also entered into transactions and agreements to purchase certain services, products and other transactions from Related Parties. We incurred expenses of $14,061 and $38,994 for the three months ended March 31, 2023 and 2022, respectively, for these products, services and other transactions, which are included in General and administrative expenses.

The Company has also entered into a Tax Receivable Agreement with RHI and our Chairman as described further in Note 7, Income Taxes. The Company has also guaranteed the debt of a related party as described further in Note 9, Commitments, Contingencies, and Guarantees.

Promotional Sponsorships

The Company incurred marketing and advertising costs related to the Rocket Mortgage Field House Naming Rights Contract, which is with a related party. The company incurred expenses of $2,169 and $2,477 for the three months ended March 31, 2023 and 2022, respectively, related to this arrangement.

Lease Transactions with Related Parties

The Company is a party to lease agreements for certain offices, including our headquarters in Detroit, with various affiliates of Bedrock Management Services LLC (“Bedrock”), a related party, and other related parties of the Company. The Company incurred expenses of $17,897 and $19,253 for the three months ended March 31, 2023 and 2022, respectively, related to these arrangements.

7. Income Taxes

The Company had an income tax benefit of $4,504 on Loss before income taxes of $415,987 for the three months ended March 31, 2023. The Company had income tax expense of $25,849 on Income before income taxes of $1,062,457 for the three months ended March 31, 2022.

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

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
Several subsidiaries of Holdings, such as Rocket Mortgage, Amrock and other subsidiaries, are single member LLC entities. As single member LLCs of Holdings, all taxable income or loss generated by these subsidiaries will pass through and be included in the income or loss of Holdings. A provision for state and local income taxes is required for certain jurisdictions that tax single member LLCs as regarded entities. Other subsidiaries of Holdings, such as Amrock Title Insurance Co., LMB Mortgage Services and others, are treated as C Corporations and will separately file and pay taxes apart from Holdings in various jurisdictions including U.S. federal, state, local and Canada.

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

In connection with the reorganization completed prior to our IPO in 2020, the Company entered into a Tax Receivable Agreement (the "Tax Receivable Agreement") with the LLC Members that will obligate the Company to make payments to the LLC Members generally equal to 90% of the applicable cash tax savings that the Company actually realizes or in some cases is deemed to realize as a result of the tax attributes generated by (i) certain increases in our allocable share of the tax basis in Holdings’ assets resulting from (a) the purchases of Holdings Units (along with the corresponding shares of our Class D common stock or Class C common stock) from the LLC Members (or their transferees of Holdings Units or other assignees) using the net proceeds from our initial public offering or in any future offering, (b) exchanges by the LLC Members (or their transferees of Holdings Units or other assignees) of Holdings Units (along with the corresponding shares of our Class D common stock or Class C common stock) for cash or shares of our Class B common stock or Class A common stock, as applicable, or (c) payments under the Tax Receivable Agreement; (ii) tax benefits related to imputed interest deemed arising as a result of payments made under the Tax Receivable Agreement and (iii) disproportionate allocations (if any) of tax benefits to Holdings as a result of section 704(c) of the Code that relate to the reorganization transactions. The Company will retain the benefit of the remaining 10% of these tax savings.

A payment of $35,697 was made to the LLC Members pursuant to the Tax Receivable Agreement during the three months ended March 31, 2023. A payment of $40,721 was made to the LLC Members pursuant to the Tax Receivable Agreement during the three months ended March 31, 2022.

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

For the three months ended March 31, 2023, Holdings paid no tax distributions to holders of Holdings Units other than Rocket Companies. For the three months ended March 31, 2022, Holdings paid tax distributions totaling $160,629 to holders of Holdings Units other than Rocket Companies.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
8. Derivative Financial Instruments

The Company enters into interest rate lock commitments ("IRLCs"), forward commitments to sell mortgage loans and forward commitments to purchase loans, which are considered derivative financial instruments. These items are accounted for as free-standing derivatives and are included in the Condensed Consolidated Balance Sheets at fair value. The Company treats all of its derivative instruments as economic hedges; therefore, none of its derivative instruments qualify for designation as accounting hedges. Changes in the fair value of the IRLCs and forward commitments to sell mortgage loans are recorded in current period earnings and are included in Gain on sale of loans, net in the Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) . Forward commitments to purchase mortgage loans are recognized in current period earnings and are included in Gain on sale of loans, net in the Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) . Additional detail regarding derivative financial instruments is provided in Note 13, Derivative Financial Instruments in our 2022 10-K report.

Net hedging gains and losses were as follows:

	Three Months Ended March 31,
	2023	2022
Hedging (losses) gains (1)	$(79,133)	$1,533,145

(1)    Includes the change in fair value related to derivatives economically hedging MSRs identified for sale.

Refer to Note 2, Fair Value Measurements, for additional information on the fair value of derivative financial instruments.

Notional and Fair Value

The notional and fair values of derivative financial instruments not designated as hedging instruments were as follows:

	Notional Value	Derivative Asset	Derivative Liability
Balance at March 31, 2023:
IRLCs, net of loan funding probability (1)	$7,105,543	$182,112	$—
Forward commitments (2)	$13,494,056	$5,101	$87,918

Balance at December 31, 2022:
IRLCs, net of loan funding probability (1)	$4,373,465	$90,635	$—
Forward commitments (2)	$10,963,989	$22,444	$25,117

(1)    IRLCs are also discussed in Note 9, Commitments, Contingencies, and Guarantees.

(2)    Includes the fair value and net notional value related to derivatives economically hedging MSRs identified for sale.

Counterparty agreements for forward commitments contain master netting agreements. The table below presents the gross amounts of recognized assets and liabilities subject to master netting agreements. Margin cash is cash that is exchanged by counterparties to be held as collateral related to these derivative financial instruments. Margin cash held on behalf of counterparties is recorded in Cash and cash equivalents, and the related liability is classified in Other liabilities in the Condensed Consolidated Balance Sheets. Margin cash pledged to counterparties is excluded from cash and cash equivalents and instead recorded in Other assets as a margin call receivables from counterparties in the Condensed Consolidated Balance Sheets. The Company had $41,178 and $24,102 of margin cash pledged to counterparties related to these forward commitments at March 31, 2023 and December 31, 2022, respectively. As of March 31, 2023 and December 31, 2022, there was zero and $959 of margin cash held on behalf of counterparties, respectively.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)

	Gross Amount of Recognized Assets or Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Presented in the Condensed Consolidated Balance Sheets
Offsetting of Derivative Assets
Balance at March 31, 2023:
Forward commitments	$9,978	$(4,877)	$5,101
Balance at December 31, 2022:
Forward commitments	$71,484	$(49,040)	$22,444

Offsetting of Derivative Liabilities
Balance at March 31, 2023:
Forward commitments	$(144,984)	$57,066	$(87,918)
Balance at December 31, 2022:
Forward commitments	$(69,007)	$43,890	$(25,117)

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

Certain counterparties have master netting agreements. The master netting agreements contain a legal right to offset amounts due to and from the same counterparty. Derivative assets in the Condensed Consolidated Balance Sheets represent derivative contracts in a gain position, net of loss positions with the same counterparty and, therefore, also represent the Company’s maximum counterparty credit risk. The Company incurred no credit losses due to nonperformance of any of its counterparties during the three months ended March 31, 2023 and 2022.

9. Commitments, Contingencies, and Guarantees

Interest Rate Lock Commitments

IRLCs are agreements to lend to a client as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company evaluates each client’s creditworthiness on a case-by-case basis.

The number of days from the date of the IRLC to expiration of fixed and variable rate lock commitments outstanding at March 31, 2023 and December 31, 2022 was approximately 44 days and 48 days on average, respectively.

The UPB of IRLCs was as follows:

	March 31, 2023		December 31, 2022
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
IRLCs	$9,518,644	$421,972	$6,108,132	$326,638

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)

Commitments to Sell Mortgage Loans

In the ordinary course of business, the Company enters into contracts to sell existing mortgage loans held for sale into the secondary market at specified future dates. The amount of commitments to sell existing loans at March 31, 2023 and December 31, 2022 was $1,370,185 and $20,618, respectively.

Commitments to Sell Loans with Servicing Released

In the ordinary course of business, the Company enters into contracts to sell the MSRs of certain newly originated loans on a servicing released basis. In the event that a forward commitment is not filled and there has been an unfavorable market shift from the date of commitment to the date of settlement, the Company is contractually obligated to pay a pair-off fee on the undelivered balance. There were $256,632 and $223,314 of loans committed to be sold servicing released at March 31, 2023 and December 31, 2022, respectively.

Investor Reserves

The maximum exposure under the Company’s representations and warranties would be the outstanding principal balance and any premium received on all loans ever sold by the Company, less (i) loans that have already been paid in full by the mortgagee, (ii) loans that have defaulted without a breach of representations and warranties, (iii) loans that have been indemnified via settlement or make-whole, or (iv) loans that have been repurchased. Additionally, the Company may receive relief of certain representation and warranty obligations on loans sold to Fannie Mae or Freddie Mac on or after January 1, 2013 if Fannie Mae or Freddie Mac satisfactorily concludes a quality control loan file review or if the borrower meets certain acceptable payment history requirements within 12 or 36 months after the loan is sold to Fannie Mae or Freddie Mac. Investor reserves as of March 31, 2023 and December 31, 2022 were $107,134 and $110,147, respectively.

Escrow Deposits

As a service to its clients, the Company administers escrow deposits representing undisbursed amounts received for payment of property taxes, insurance, funds for title services, principal, and interest on mortgage loans held for sale. Escrow deposits for property taxes, insurance and settlement funds for title services was $4,594,238 and $3,471,913, and for principal and interest was $4,380,117 and $2,529,326 at March 31, 2023 and December 31, 2022, respectively. These amounts are not considered assets of the Company and, therefore, are excluded from the Condensed Consolidated Balance Sheets. The Company remains contingently liable for the disposition of these deposits.

Guarantees

As of March 31, 2023 and December 31, 2022, the Company guaranteed the debt of a related party consisting of three separate guarantees totaling $3,062 and $3,495, respectively. As of March 31, 2023 and December 31, 2022, the Company did not record a liability on the Condensed Consolidated Balance Sheets for these guarantees because it was not probable that the Company would be required to make payments under these guarantees.

Tax Receivable Agreement

As indicated in Note 7, Income Taxes, the Company is party to a Tax Receivable Agreement.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
Legal

Rocket Companies’ subsidiaries, among other things, engage in mortgage lending, title and settlement services, and other financial technology services. Rocket Companies and its subsidiaries operate in highly regulated industries and are routinely subject to various legal and administrative proceedings concerning matters that arise in the normal and ordinary course of business, including inquiries, complaints, subpoenas, audits, examinations, investigations and potential enforcement actions from regulatory agencies and state attorney generals; state and federal lawsuits and putative class actions; and other litigation. Periodically, we assess our potential liabilities and contingencies in connection with outstanding legal and administrative proceedings utilizing the latest information available. While it is not possible to predict the outcome of any of these matters, based on our assessment of the facts and circumstances, we do not believe any of these matters, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations or cash flows. However, actual outcomes may differ from those expected and could have a material effect on our financial position, results of operations, or cash flows in a future period. Rocket Companies accrues for losses when they are probable to occur and such losses are reasonably estimable. Legal costs are expensed as they are incurred.

As of March 31, 2023 and December 31, 2022, the Company had reserves related to potential damages in connection with any legal proceedings of $15,000. The ultimate outcome of these or other actions or proceedings, including any monetary awards against us, is uncertain and there can be no assurance as to the amount of any such potential awards. Rocket Companies will incur defense costs and other expenses in connection with the lawsuits. Plus, if a judgment for money that exceeds specified thresholds is rendered against us and we fail to timely pay, discharge, bond or obtain a stay of execution of such judgment, it is possible that we could be deemed in default of loan funding facilities and other agreements governing indebtedness. If the final resolution of any such litigation is unfavorable in one or more of these actions, it could have a material adverse effect on our business, liquidity, financial condition, cash flows and results of operations.

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

The most restrictive of the minimum net worth and capital requirements require the Company to maintain a minimum adjusted net worth balance of $1,500,000 as of March 31, 2023 and December 31, 2022. As of March 31, 2023 and December 31, 2022, the Company was in compliance with this requirement.

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

Revenues in the Direct to Consumer segment are generated primarily from the gain on sale of loans, which includes loan origination fees, revenues associated with title insurance, appraisals and settlement services, and revenues from sales of loans into the secondary market, as well as the fair value of originated MSRs and hedging gains and losses. Loan servicing (loss) income consists of the contractual fees earned for servicing loans and other ancillary servicing fees, as well as changes in the fair value of MSRs due to changes in valuation assumptions and realization of cash flows.

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

The Company does not allocate assets to its reportable segments as they are not included in the review performed by the CODM for purposes of assessing segment performance and allocating resources. The Condensed Consolidated Balance Sheets is managed on a consolidated basis and is not used in the context of segment reporting.

The Company also reports an “All Other” category that includes operations from Rocket Homes, Rock Connections, Rocket Auto, Core Digital Media, Rocket Loans, Rocket Money and includes professional service fee revenues from related parties. These operations are neither significant individually nor in aggregate and therefore do not constitute a reportable segment.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
Key operating data for our business segments for the periods ended:

Three Months Ended March 31, 2023	Direct to Consumer	Partner Network	Segments Total	All Other	Total
Revenues
Gain on sale	$390,342	$71,993	$462,335	$7,228	$469,563
Interest income	38,123	27,672	65,795	949	66,744
Interest expense on funding facilities	(16,808)	(12,198)	(29,006)	(54)	(29,060)
Servicing fee income	365,217	—	365,217	1,168	366,385
Changes in fair value of MSRs	(398,279)	—	(398,279)	—	(398,279)
Other income	116,520	3,618	120,138	70,577	190,715
Total U.S. GAAP Revenue, net	495,115	91,085	586,200	79,868	666,068
Change in fair value of MSRs due to valuation assumptions, net of hedges	216,058	—	216,058	—	216,058
Adjusted revenue	711,173	91,085	802,258	79,868	882,126
Less: Directly attributable expenses	505,583	65,359	570,942	76,843	647,785
Contribution margin	$205,590	$25,726	$231,316	$3,025	$234,341

Three Months Ended March 31, 2022	Direct to Consumer	Partner Network	Segments Total	All Other	Total
Revenues
Gain on sale	$1,217,103	$258,056	$1,475,159	$8,627	$1,483,786
Interest income	57,601	32,168	89,769	771	90,540
Interest expense on funding facilities	(26,727)	(14,969)	(41,696)	—	(41,696)
Servicing fee income	365,499	—	365,499	715	366,214
Changes in fair value of MSRs	454,380	—	454,380	—	454,380
Other income	167,027	16,477	183,504	133,868	317,372
Total U.S. GAAP Revenue, net	2,234,883	291,732	2,526,615	143,981	2,670,596
Change in fair value of MSRs due to valuation assumptions, net of hedges	(739,217)	—	(739,217)	—	(739,217)
Adjusted revenue	1,495,666	291,732	1,787,398	143,981	1,931,379
Less: Directly attributable expenses	869,210	120,034	989,244	118,872	1,108,116
Contribution margin	$626,456	$171,698	$798,154	$25,109	$823,263

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
The following table represents a reconciliation of segment contribution margin to consolidated U.S. GAAP income before taxes for the three months ended:

	Three Months Ended March 31,
	2023	2022
Contribution margin, excluding change in MSRs due to valuation assumptions	$234,341	$823,263
Change in fair value of MSRs due to valuation assumptions, net of hedges	(216,058)	739,217
Contribution margin, including change in MSRs due to valuation assumptions	18,283	1,562,480
Less expenses not allocated to segments:
Salaries, commissions and team member benefits	220,883	244,044
General and administrative expenses	143,113	192,457
Depreciation and amortization	30,685	21,042
Interest and amortization expense on non-funding debt	38,333	38,664
Other expenses	1,256	3,816
(Loss) income before income taxes	$(415,987)	$1,062,457

12. Non-controlling Interest

The non-controlling interest balance represents the economic interest in Holdings held by our Chairman and RHI. The following table summarizes the ownership of Holdings Units in Holdings as of March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
	Holdings Units	Ownership Percentage	Holdings Units	Ownership Percentage
Rocket Companies, Inc.'s ownership of Holdings Units	125,761,073	6.37%	123,491,606	6.26%
Holdings Units held by our Chairman	1,101,822	0.06%	1,101,822	0.06%
Holdings Units held by RHI	1,847,777,661	93.57%	1,847,777,661	93.68%
Balance at end of period	1,974,640,556	100.00%	1,972,371,089	100.00%

The non-controlling interest holders have the right to exchange Holdings Units, together with a corresponding number of shares of our Class D common stock or Class C common stock (together referred to as “Paired Interests”), for, at our option, (i) shares of our Class B common stock or Class A common stock or (ii) cash from a substantially concurrent public offering or private sale (based on the price of our Class A common stock). As such, future exchanges of Paired Interests by non-controlling interest holders will result in a change in ownership and reduce or increase the amount recorded as non-controlling interest and increase or decrease additional paid-in-capital when Holdings has positive or negative net assets, respectively. As of March 31, 2023, our Chairman has not exchanged any Paired Interests.

As of March 31, 2023, Rocket Companies has repurchased 32,140,667 shares of Class A common stock under the Share Repurchase Program extended and renewed in November 2022.

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

During the three months ended March 31, 2023, the Company granted approximately 4,000,000 restricted stock units with an estimated future expense of $34,700 that vest in December 2023 and granted approximately 2,500,000 restricted stock units with an estimated future expense of $21,500 that vest annually over a three-year period subject to the grantee’s employment or service with the Company through each applicable vesting date.

The Company has an employee stock purchase plan, also referred to as the Team Member Stock Purchase Plan ("TMSPP"), under which eligible team members may direct the Company to withhold up to 15% of their gross pay to purchase shares of common stock at a price equal to 85% of the closing market price on the exercise date. The TMSPP is a liability classified compensatory plan and the Company recognizes compensation expense over the offering period based on the fair value of the purchase discount. The number of shares purchased by team members through the TMSPP was 878,817 and 1,018,875, during the three months ended March 31, 2023 and 2022, respectively.

Additionally, we allocated costs associated with awards granted by Rock Holdings, Inc. (“RHI”) in the years prior to the reorganization and IPO and certain of our subsidiaries have individual compensation plans that include equity awards and stock appreciation rights.

The components of share-based compensation expense included in Salaries, commissions and team member benefits on the Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) is as follows:

	Three Months Ended March 31,
	2023	2022
Rocket Companies, Inc. sponsored plans
Restricted stock units	$42,598	$42,492
Stock options	8,229	9,576
Team Member Stock Purchase Plan	1,128	2,098
Subtotal Rocket Companies, Inc. sponsored plans	$51,955	$54,166
RHI restricted stock units	—	12,775
Subsidiary plans	5	169
Total share-based compensation expense	$51,960	$67,110

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

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
Basic earnings per share of Class A common stock is computed by dividing Net (loss) income attributable to Rocket Companies by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted earnings per share of Class A common stock is computed by dividing Net (loss) income attributable to Rocket Companies by the weighted-average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive securities. There was no Class B common stock outstanding as of March 31, 2023 or 2022. See Note 12, Non-controlling Interest for a description of Paired Interests and their potential impact on Class A and Class B share ownership.

The following table sets forth the calculation of the basic and diluted earnings per share for the period:

	Three Months Ended March 31,
	2023	2022
Net (loss) income	$(411,483)	$1,036,608
Net loss (income) attributable to non-controlling interest	392,960	(982,896)
Net (loss) income attributable to Rocket Companies	(18,523)	53,712
Add: Reallocation of Net income attributable to vested, undelivered stock awards	—	32
Net (loss) income attributable to common shareholders	$(18,523)	$53,744

Numerator:
Net (loss) income attributable to Class A common shareholders - basic	$(18,523)	$53,744
Add: Reallocation of net income attributable to dilutive impact of pro-forma conversion of Class D shares to Class A shares (1)	(295,767)	744,379
Add: Reallocation of net (loss) income attributable to dilutive impact of share-based compensation awards (2)	(163)	1,418
Net (loss) income attributable to Class A common shareholders - diluted	$(314,453)	$799,541
Denominator:
Weighted average shares of Class A common stock outstanding - basic	124,732,722	122,691,728
Add: Dilutive impact of conversion of Class D shares to Class A shares	1,848,879,483	1,848,879,483
Add: Dilutive impact of share-based compensation awards (3)	1,017,603	3,807,921
Weighted average shares of Class A common stock outstanding - diluted	1,974,629,808	1,975,379,132

(Loss) earnings per share of Class A common stock outstanding - basic	$(0.15)	$0.44
(Loss) earnings per share of Class A common stock outstanding - diluted	$(0.16)	$0.40

(1)    Net (loss) income calculated using the estimated annual effective tax rate of Rocket Companies, Inc.

(2)     Reallocation of net (loss) income attributable to dilutive impact of share-based compensation awards for the three months ended March 31, 2023 and 2022 comprised of $(155) and $1,356 related to restricted stock units and $(8) and $62 related to TMSPP, respectively.

(3)    Dilutive impact of share-based compensation awards for the three months ended March 31, 2023 and 2022 comprised of 969,848 and 3,640,391 related to restricted stock units and 47,755 and 167,530 related to TMSPP, respectively.

For the three months ended March 31, 2023 and 2022, 20,943,673 and 23,941,259 stock options, respectively, each weighted for the portion of the period for which they were outstanding, were excluded from the computation of diluted earnings per share as the effect was determined to be anti-dilutive.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by reference to, our unaudited condensed consolidated financial statements and the related notes and other information included elsewhere in this Quarterly Report on Form 10-Q (the “Form 10-Q”) and our audited consolidated financial statements included in our Annual Report on Form 10-K (the "Form 10-K") filed with the Securities and Exchange Commission (the “SEC”). This discussion and analysis contains forward-looking statements that involve risks and uncertainties which could cause our actual results to differ materially from those anticipated in these forward-looking statements, including, but not limited to, risks and uncertainties discussed under the heading “Special Note Regarding Forward-Looking Statements,” and in Part I. Item 1A. “Risk Factors” in our Form 10-K and elsewhere in this Form 10-Q and in our Form 10-K.

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

Executive Summary

We are a Detroit-based fintech holding company consisting of tech-driven mortgage, real estate, and financial services businesses - including Rocket Mortgage, Rocket Home, Rocket Loans and Rocket Money. We are committed to providing an industry-leading client experience powered by our simple, fast and trusted digital solutions. In addition to Rocket Mortgage, one of the nation’s largest mortgage lenders, we have expanded into complementary industries, such as, real estate services, personal finance, and personal and solar lending. Through these industries, we seek to deliver innovative client solutions leveraging our Rocket platform and being the best at creating certainty in life's most complex moments so that our clients can live their dreams.

Recent Developments
Business Trends

The U.S. Federal Reserve has raised the Federal Funds rate multiple times throughout 2022 and 2023, and is also expected to continue to raise interest rates throughout the year to mitigate inflationary pressures. The resulting mortgage interest rate increases have driven a significant decline in the size of the mortgage origination market from the first quarter of 2022 to the first quarter of 2023. The increase in mortgage interest rates, coupled with uncertainty in the economy, have reduced demand for mortgage originations and particularly refinance transactions.

Three months ended March 31, 2023 summary

For the three months ended March 31, 2023, we originated $16.9 billion in residential mortgage loans, which was a $37.0 billion, or 69% decrease compared to the three months ended March 31, 2022. Our Net loss for the period was $411.5 million compared to Net income of $1.0 billion for the same period in 2022. We generated Adjusted EBITDA loss of $79.0 million which was a decrease of $529.0 million, or 118%, compared to Adjusted EBITDA of $450.1 million for the same period in 2022. For more information on Adjusted EBITDA, please see “Non-GAAP Financial Measures” below.

Non-GAAP Financial Measures

To provide investors with information in addition to our results as determined by GAAP, we disclose Adjusted Revenue, Adjusted Net Income (Loss), Adjusted Diluted Earnings (Loss) Per Share and Adjusted EBITDA (collectively “our non-GAAP financial measures”) as non-GAAP measures which management believes provide useful information to investors. We believe that the presentation of our non-GAAP financial measures provides useful information to investors regarding our results of operations because each measure assists both investors and management in analyzing and benchmarking the performance and value of our business. Our non-GAAP financial measures are not calculated in accordance with GAAP and should not be considered as a substitute for revenue, net income (loss), or any other operating performance measure calculated in accordance with GAAP. Other companies may define our non-GAAP financial measures differently, and as a result, our measures of our non-GAAP financial measures may not be directly comparable to those of other companies. Our non-GAAP financial measures provide indicators of performance that are not affected by fluctuations in certain costs or other items. Accordingly, management believes that these measurements are useful for comparing general operating performance from period to period, and management relies on these measures for planning and forecasting of future periods. Additionally, these measures allow management to compare our results with those of other companies that have different financing and capital structures.

We define “Adjusted Revenue” as total revenues net of the change in fair value of mortgage servicing rights (“MSRs”) due to valuation assumptions (net of hedges). We define “Adjusted Net Income (Loss)” as tax-effected earnings (losses) before share-based compensation expense, the change in fair value of MSRs due to valuation assumptions (net of hedges), and the tax effects of those adjustments as applicable. We define “Adjusted Diluted Earnings (Loss) Per Share” as Adjusted Net Income (Loss) divided by the diluted weighted average number of Class A common stock outstanding for the applicable period, which assumes the pro forma exchange and conversion of all outstanding Class D common stock for Class A common stock. We define “Adjusted EBITDA” as earnings (losses) before interest and amortization expense on non-funding debt, income tax, depreciation and amortization, share-based compensation expense, and change in fair value of MSRs due to valuation assumptions (net of hedges).

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

Our definitions of each of our non-GAAP financial measures allow us to add back certain cash and non-cash charges, and deduct certain gains that are included in calculating Total revenues, net, Net income (loss) attributable to Rocket Companies or Net income (loss). However, these expenses and gains vary greatly, and are difficult to predict. From time to time in the future, we may include or exclude other items if we believe that doing so is consistent with the goal of providing useful information to investors.

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

Reconciliation of Adjusted Revenue to Total Revenue, net

	Three Months Ended March 31,
($ in thousands)	2023	2022
Total revenue, net	$666,068	$2,670,596
Change in fair value of MSRs due to valuation assumptions (net of hedges) (1)	216,058	(739,217)
Adjusted Revenue	$882,126	$1,931,379

(1)    Reflects changes in assumptions including discount rates and prepayment speed assumptions, mostly due to changes in market interest rates, and the effects of contractual prepayment protection associated with sales of MSRs.

Reconciliation of Adjusted Net Income (Loss) to Net Income Attributable to Rocket Companies

	Three Months Ended March 31,
($ in thousands)	2023	2022
Net (loss) income attributable to Rocket Companies	$(18,523)	$53,712
Net (loss) income impact from pro forma conversion of Class D common shares to Class A common shares (1)	(392,357)	983,505
Adjustment to the benefit from (provision for) income tax (2)	96,393	(242,150)
Tax-effected net (loss) income (2)	$(314,487)	$795,067
Share-based compensation expense	51,960	67,110
Change in fair value of MSRs due to valuation assumptions (net of hedges) (3)	216,058	(739,217)
Tax impact of adjustments (4)	(65,099)	169,438
Other tax adjustments (5)	973	1,000
Adjusted Net (Loss) Income	$(110,595)	$293,398

(1)    Reflects net (loss) income to Class A common stock from pro forma exchange and conversion of corresponding shares of our Class D common shares held by non-controlling interest holders as of March 31, 2023 and 2022.

(2)    Rocket Companies is subject to U.S. Federal income taxes, in addition to state, local and Canadian taxes with respect to its allocable share of any net taxable (loss) income of Holdings. The Adjustment to the benefit from (provision for) income tax reflects the difference between (a) the income tax computed using the effective tax rates below applied to the (Loss) income before income taxes assuming Rocket Companies, Inc. owns 100% of the non-voting common interest units of Holdings and (b) the (Benefit from) provision for income taxes.

	Three Months Ended March 31,
	2023	2022
Net (loss) income attributable to Rocket Companies	$(18,523)	$53,712
Net (loss) income impact from pro forma conversion of Class D common shares to Class A common shares	(392,357)	983,505
(Benefit from) provision for income taxes	(4,504)	25,849
Adjusted (loss) income before income taxes	(415,384)	1,063,066

Effective Income Tax Rate for Adjusted Net (Loss) Income	24.29%	25.21%

Adjusted (benefit from) provision for income taxes	(100,897)	267,999
(Benefit from) provision for income taxes	(4,504)	25,849
Adjustment to the benefit from (provision for) income tax	$96,393	$(242,150)

	Three Months Ended March 31,
	2023	2022
Statutory U.S. Federal Income Tax Rate	21.00%	21.00%
Canadian taxes	0.01	0.01
State and Local Income Taxes (net of federal benefit)	3.28	4.20
Effective Income Tax Rate for Adjusted Net Income (Loss)	24.29%	25.21%

(3)    Reflects changes in assumptions including discount rates and prepayment speed assumptions, mostly due to changes in market interest rates, and the effects of contractual prepayment protection associated with sales of MSRs.

(4)    Tax impact of adjustments gives effect to the income tax related to share-based compensation expense and change in fair value of MSRs due to valuation assumptions at the effective tax rates for each quarter.

(5)    Represents tax benefits due to the amortization of intangible assets and other tax attributes resulting from the purchase of Holdings units, net of payment obligations under Tax Receivable Agreement.

Reconciliation of Adjusted Diluted Weighted Average Shares Outstanding to Diluted Weighted Average Shares Outstanding

	Three Months Ended March 31,
($ in thousands, except shares and per share)	2023	2022
Diluted weighted average Class A Common shares outstanding	1,974,629,808	1,975,379,132
Assumed pro forma conversion of Class D shares (1)	—	—
Adjusted diluted weighted average shares outstanding	1,974,629,808	1,975,379,132

Adjusted Net (Loss) Income	$(110,595)	$293,398
Adjusted Diluted (Loss) Earnings Per Share	$(0.06)	$0.15

(1)    Reflects the pro forma exchange and conversion of non-dilutive Class D common stock to Class A common stock. For the three months ended March 31, 2023 and 2022, Class D common shares were dilutive and are included in the diluted weighted average Class A common shares outstanding in the table above.

Reconciliation of Adjusted EBITDA to Net (Loss) Income

	Three Months Ended March 31,
($ in thousands)	2023	2022
Net (loss) income	$(411,483)	$1,036,608
Interest and amortization expense on non-funding debt	38,333	38,664
Income tax (benefit) provision	(4,504)	25,849
Depreciation and amortization	30,685	21,042
Share-based compensation expense	51,960	67,110
Change in fair value of MSRs due to valuation assumptions (net of hedges) (1)	216,058	(739,217)
Adjusted EBITDA	$(78,951)	$450,056

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

The following summarizes key performance indicators of the business:

	Three Months Ended March 31,
(Units and $ in thousands)	2023	2022
Loan Production Data
Closed loan origination volume	$16,929,332	$53,976,815
Direct to Consumer origination volume	$9,809,699	$33,126,537
Partner Network origination volume	$7,119,633	$20,850,278
Gain on sale margin (1)	2.39%	3.01%

	March 31,
	2023	2022
Servicing Portfolio Data
Total serviced UPB (includes subserviced)	$524,794,688	$545,763,625
MSRs UPB of loans serviced	$481,325,241	$492,368,318
UPB of loans subserviced and temporarily serviced	$43,469,447	$53,395,307
Total loans serviced (includes subserviced)	2,516.1	2,554.6
Number of MSRs loans serviced	2,407.6	2,411.4
Number of loans subserviced and temporarily serviced	108.5	143.2
MSR fair value multiple (2)	4.81	4.59
Total serviced MSR delinquency rate (60+)	1.10%	1.31%
Net client retention rate (trailing twelve months) (3)	96%	92%

	Three Months Ended March 31,
	2023	2022
Other Rocket Companies
Amrock closings (units)	35.9	168.3
Rocket Homes real estate transactions	4.6	8.2
Rockethomes.com average unique monthly visitors (4)	1,112.0	2,591.4
Rocket Loans closed (units)	8.5	5.3
Total Other Rocket Companies gross revenue	$82,112	$264,260
Total Other Rocket Companies net revenue (5)	$80,352	$261,915
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

(2)    MSRs fair market value multiple is a metric used to determine the relative value of the MSRs asset in relation to the annualized retained servicing fee, which is the cash that the holder of the MSRs asset would receive from the portfolio over such period. It is calculated as the quotient of (a) the MSRs fair market value as of a specified date divided by (b) the weighted average annualized retained servicing fee for our MSRs portfolio as of such date. The weighted average annualized retained servicing fee for our MSRs portfolio was 0.29% and 0.28% as of March 31, 2023 and 2022, respectively. The vast majority of our portfolio consists of originated MSRs and consequently, the impact of purchased MSRs does not have a material impact on our weighted average service fee.

(3)    This metric measures our retention across a greater percentage of our client bases versus our recapture rate. We define "net client retention rate" as the number of clients that were active at the beginning of a period and which remain active at the end of the period, divided by the number of clients that were active at the beginning of the period. This metric excludes clients whose loans were sold during the period as well as clients to whom we did not actively market to due to contractual prohibitions or other business reasons. We define "active" as those clients who do not pay-off their mortgage with us and originate a new mortgage with another lender during the period.

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

Loan servicing (loss) income, net
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

Other income

Other income includes revenues generated from Amrock (title insurance services, property valuation, and settlement services), Rocket Homes (real estate network referral fees), Rocket Auto (auto marketplace sales revenues), Core Digital Media (third party lead generation revenues), Rock Connections (third party sales and support revenues), Rocket Money (personal finance subscription revenue), Rocket Loans (personal loans), deposit interest income and professional service fees. The professional service fees represent amounts received in exchange for professional services provided to affiliated companies. Services are provided primarily in connection with technology, facilities, human resources, accounting, training, and security functions. Other income also includes revenues from investment interest income and other miscellaneous income items.

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

Non-controlling interest

We are the sole managing member of Holdings and consolidate the financial results of Holdings. Therefore, we report a non-controlling interest based on the Holdings Units of Holdings held by Dan Gilbert, our founder and Chairman (our "Chairman") and RHI on our Condensed Consolidated Balance Sheets. Income or loss is attributed to the non-controlling interests based on the weighted average Holdings Units outstanding during the period and is presented on the Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) . Refer to Note 12, Non-controlling Interest for more information on non-controlling interests.
Results of Operations for the Three Months Ended March 31, 2023 and 2022
Summary of Operations

Condensed Statement of Operations Data	Three Months Ended March 31,
($ in thousands)	2023	2022
Revenue
Gain on sale of loans, net	$469,563	$1,483,786
Servicing fee income	366,385	366,214
Change in fair value of MSRs	(398,279)	454,380
Interest income, net	37,684	48,844
Other income	190,715	317,372
Total revenue, net	$666,068	$2,670,596
Expenses
Salaries, commissions and team member benefits	603,775	853,915
General and administrative expenses	195,390	275,857
Marketing and advertising expenses	181,604	328,058
Interest and amortization expense on non-funding-debt	38,333	38,664
Other expenses	62,953	111,645
Total expenses	$1,082,055	$1,608,139
(Loss) income before income taxes	(415,987)	1,062,457
Benefit from (provision for) income taxes	4,504	(25,849)
Net (loss) income	(411,483)	1,036,608
Net loss (income) attributable to non-controlling interest	392,960	(982,896)
Net (loss) income attributable to Rocket Companies	$(18,523)	$53,712
Gain on sale of loans, net

The components of gain on sale of loans for the periods presented were as follows:

	Three Months Ended March 31,
($ in thousands)	2023	2022
Net gain (loss) on sale of loans (1)	$207,972	$(125,594)
Fair value of originated MSRs	204,560	796,616
Provision for investor reserves	(47,305)	(2,386)
Fair value adjustment on loans held for sale and IRLCs	177,132	(743,501)
Revaluation from forward commitments economically hedging loans held for sale and IRLCs	(72,796)	1,558,651
Gain on sale of loans, net	$469,563	$1,483,786

(1)    Net gain (loss) on sale of loans represents the premium received in excess of the UPB, plus net origination fees.

The table below provides details of the characteristics of our mortgage loan production for each of the periods presented:

	Three Months Ended March 31,
($ in thousands)	2023	2022
Loan origination volume by type:
Conventional Conforming	$10,625,235	$41,379,684
FHA/VA	5,065,626	9,086,995
Non-Agency	1,238,471	3,510,136
Total mortgage loan origination volume	$16,929,332	$53,976,815
Portfolio metrics:
Average loan amount	$273	$281
Weighted average loan-to-value ratio	74.98%	69.15%
Weighted average credit score	731	737
Weighted average loan rate	6.14%	3.34%
Percentage of loans sold:
To GSEs and government	91.71%	91.51%
To other counterparties	8.29%	8.49%
Servicing-retained	99.35%	98.96%
Servicing-released	0.65%	1.04%

Net rate lock volume (1)	$19,534,883	$49,613,500
Gain on sale margin (2)	2.39%	3.01%

(1)    Net rate lock volume includes the UPB of loans subject to IRLCs, net of the pull-through factor as described in the “Description of Certain Components of Financial Data” section of our most recently filed 10-K.
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

Three months ended March 31, 2023 summary

Gain on sale of loans, net was $469.6 million, a decrease of $1.0 billion, or 68%, when compared to $1.5 billion for the same period in 2022, caused in part by the changes in Net gain (loss) on sale of loans, Fair value adjustment on loans held for sale and IRLCs and Revaluation from forward commitments economically hedging loans held for sale and IRLCs. Increased interest rates during the period led to a 61% decrease in net rate lock volume, which drove a 55% combined decrease in these three components for the same period in 2022.

In addition, the fair value of MSRs originated was $204.6 million, a decrease of $592.1 million, or 74%, when compared to $796.6 million for the same period in 2022. The decrease was primarily due to a reduction in sold loan volume of $46.8 billion, or 75%, to $15.4 billion in 2023 from $62.2 billion in 2022.

The provision for investor reserves is related to the provision to establish our estimated liabilities associated with the potential repurchase or indemnity of purchasers of loans previously sold due to representation and warranty claims by investors, as well as gains or losses incurred on repurchased loans. The $44.9 million change was primarily due to losses incurred from an increase in sales of repurchased loans when compared to the same period in 2022.

Loan servicing (loss) income, net
For the periods presented, Loan servicing (loss) income, net consisted of the following:

	Three Months Ended March 31,
($ in thousands)	2023	2022
Retained servicing fee	$353,861	$356,551
Subservicing income	2,288	2,320
Ancillary income	10,236	7,343
Servicing fee income	366,385	366,214
Change in valuation model inputs or assumptions (1)	(218,473)	764,723
Change in fair value of MSRs hedge	2,415	(25,506)
Collection / realization of cash flows	(182,221)	(284,837)
Change in fair value of MSRs	(398,279)	454,380
Loan servicing (loss) income, net	$(31,894)	$820,594

(1)     Includes the effect of contractual prepayment protection resulting from sales of MSRs prepayment protection

	March 31,
($ in thousands)	2023	2022
MSRs UPB of loans serviced	$481,325,241	$492,368,318
Number of MSRs loans serviced	2,407,623	2,411,386
UPB of loans subserviced and temporarily serviced	$43,469,447	$53,395,307
Number of loans subserviced and temporarily serviced	108,469	143,231
Total serviced UPB	$524,794,688	$545,763,625
Total loans serviced	2,516,092	2,554,617
MSRs fair value	$6,669,939	$6,410,288
Total serviced delinquency count (60+) as % of total	1.10%	1.31%
Weighted average credit score	735	737
Weighted average LTV	71.13%	70.51%
Weighted average loan rate	3.45%	3.18%
Weighted average service fee	0.29%	0.28%

Three months ended March 31, 2023 summary

Loan servicing loss, net was $31,894, which compares to loan servicing income, net of $820,594 for the same period in 2022. The changes in valuation model inputs or assumptions was a $218,473 decrease compared to a $764,723 increase for the same period in 2022, driven by lower prepayment speed assumptions caused by the increase in mortgage interest rates. Additionally, the collection/ realization of cash flows was a loss of $182,221, which compares to a loss of $284,837 for the same period in 2022. The change was due to a decrease in the number of loans that were paid off during the first three months ended 2023 compared to the same period in 2022.

Interest income, net

The components of Interest income, net for the periods presented were as follows:

	Three Months Ended March 31,
($ in thousands)	2023	2022
Interest income	$66,744	$90,540
Interest expense on funding facilities	(29,060)	(41,696)
Interest income, net	$37,684	$48,844

Three months ended March 31, 2023 summary

Interest income, net was $37.7 million, a decrease of $11.2 million, or 23%, compared to $48.8 million for the same period in 2022. The decrease in interest income, net in 2023 was primarily attributable to less sold loan volume.

Other income

	Three Months Ended March 31,
($ in thousands)	2023	2022
Deposit interest income	$69,155	$8,007
Amrock revenue	58,996	225,946
Rocket Money revenue	45,382	33,011
Rocket Homes revenue	7,008	11,406
Rocket Loans revenue	3,438	24,564
Other (1)	6,736	14,438
Total Other income	$190,715	$317,372

(1) Other consists of revenue from additional entities and other miscellaneous income.

Three months ended March 31, 2023 summary

Other income was $317.4 million, a decrease of $126.7 million, or 40%, compared to $190.7 million for the same period in 2022. The decrease was primarily a result of a reduction in revenues at Amrock of $165.4 million, driven by lower mortgage origination volume, partially offset by an increase in deposit interest income of $61.1 million, attributable to additional higher interest earnings rates.

Expenses

Expenses for the periods presented were as follows:

	Three Months Ended March 31,
($ in thousands)	2023	2022
Salaries, commissions and team member benefits	$603,775	$853,915
General and administrative expenses	195,390	275,857
Marketing and advertising expenses	181,604	328,058
Interest and amortization expense on non-funding debt	38,333	38,664
Other expenses	62,953	111,645
Total expenses	$1,082,055	$1,608,139

Three months ended March 31, 2023 summary

Total expenses were $1.1 billion, a decrease of $526.1 million or 33%, compared with $1.6 billion for the same period in 2022. The decrease was driven by our cost saving measures affecting Salaries, commissions, and team member benefits, General and administrative expenses, Marketing and advertising expenses and Other expenses, including production and other vendor-related costs. Salaries, commissions, and team member benefits were $603.8 million in 2023, a decrease of $250.1 million or 29%, compared with $853.9 million for the same period in 2022, primarily due to a decrease in team members in production roles and lower variable compensation associated with lower production levels. General and administrative expenses were $195.4 million, a decrease of $80.5 million or 29%, compared with $275.9 million for the same period in 2022, driven primarily by a decrease in loan processing costs. Market and advertising expenses were $181.6 million, a decrease of $146.5 million, or 45%, compared with $328.1 million for the same period in 2022, which was driven by a decrease in performance marketing in 2023. Other expenses were $63.0 million, a decrease of $48.7 million, or 44%, compared with $111.6 million for the same period in 2022, primarily due to decreases in title related expenses at Amrock.

Summary Results by Segment for the Three Months Ended March 31, 2023 and 2022

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

We measure the performance of the segments primarily on a contribution margin basis. Contribution margin is intended to measure the direct profitability of each segment and is calculated as Adjusted Revenue less Directly attributable expenses. Adjusted Revenue is a non-GAAP financial measure described above. Directly attributable expenses include Salaries, commissions and team member benefits, General and administrative expenses, Marketing and advertising expenses and Other expenses, such as direct servicing costs and origination costs. For segments, we measure gain on sale margin of sold loans and refer to this metric as ‘sold loan gain on sale margin.’ A loan is considered sold when it is sold to investors on the secondary market. Sold loan gain on sale margin represents revenues on loans that have been sold divided by the sold UPB amount. Sold loan gain on sale margin is used specifically in the context of measuring the gain on sale margins of our Direct to Consumer and Partner Network segments. Sold loan gain on sale margin is an important metric in evaluating the revenue generating performance of our segments as it allows us to measure this metric at a segment level with a high degree of precision. By contrast, ‘gain on sale margin’, which we use outside of the segment discussion, measures the gain on sale revenue generation of our combined mortgage business. See below for our overview and discussion of segment results for the three months ended March 31, 2023 and 2022. For additional discussion, see Note 11, Segments of the notes to the unaudited condensed consolidated financial statements of this Form 10-Q.

Direct to Consumer Results

	Three Months Ended March 31,
($ in thousands)	2023	2022
Sold Loan Volume	$8,811,452	$36,164,727
Sold Loan Gain on Sale Margin	3.71%	4.00%
Revenue
Gain on sale	$390,342	$1,217,103
Interest income	38,123	57,601
Interest expense on funding facilities	(16,808)	(26,727)
Service fee income	365,217	365,499
Changes in fair value of MSRs	(398,279)	454,380
Other income	116,520	167,027
Total Revenue, net	$495,115	$2,234,883
Change in fair value of MSRs due to valuation assumptions, net of hedges	216,058	(739,217)
Adjusted Revenue	$711,173	$1,495,666
Less: Directly Attributable Expenses (1)	505,583	869,210
Contribution Margin	$205,590	$626,456

(1)    Direct expenses attributable to operating segments exclude corporate overhead, depreciation and amortization, and interest and amortization expense on non-funding debt.

Three months ended March 31, 2023 summary

Direct to Consumer Adjusted Revenue was $711.2 million, a decrease of $784.5 million, or 52.5% when compared to $1.5 billion for the same period in 2022. Gain on sale revenue decreased $826.8 million, or 67.9%, due to a decline in sold loan volume and gain on sale margin. Sold loan volume was $8.8 billion, a decrease of $27.4 billion, or 75.6%. In addition, sold loan gain on sale margin was 3.71%, a decrease of 0.29%, or 7.2%, compared to 4.00% for the same period in 2022.

Direct to Consumer Directly Attributable Expenses decreased $363.6 million, or 41.8%, to $505.6 million, compared to $869.2 million in 2022. The decrease was primarily due to a decreased variable compensation and loan processing costs associated with lower volumes, fewer team members in production roles and reduced marketing spend.

Direct to Consumer Contribution Margin decreased $420.9 million, or 67.2%, to $205.6 million, compared to $626.5 million for the same period in 2022. The decrease in Contribution Margin was driven primarily by the decrease in sold loan volume noted above.

Partner Network Results

	Three Months Ended March 31,
($ in thousands)	2023	2022
Sold Loan Volume	$6,583,687	$26,033,374
Sold Loan Gain on Sale Margin	0.83%	0.91%
Revenue
Gain on sale	$71,993	$258,056
Interest income	27,672	32,168
Interest expense on funding facilities	(12,198)	(14,969)
Other income	3,618	16,477
Total Revenue, net	$91,085	$291,732
Change in fair value of MSRs due to valuation assumptions, net of hedges	—	—
Adjusted Revenue	$91,085	$291,732
Less: Directly Attributable Expenses	65,359	120,034
Total Contribution Margin	$25,726	$171,698

Three months ended March 31, 2023 summary

Partner Network Adjusted Revenue was $91.1 million, a decrease of $200.6 million, or 68.8% when compared to $291.7 million for the same period in 2022. Gain on sale revenue decreased $186.1 million, or 72.1%, due to a decline in sold loan volumes and gain on sale margin. Sold loan volume was $6.6 billion, a decrease of $19.4 billion, or 74.7%, compared to the same period in 2022. In addition, sold loan gain on sale margin was 0.83%, compared to 0.91% for the same period in 2022.

Partner Network Directly Attributable Expenses decreased $54.7 million, or 45.5%, to $65.4 million compared to $120.0 million for the same period in 2022. The decrease was driven primarily due to decreased variable compensation and loan processing costs associated with lower volumes and fewer team members in production roles.

Partner Network Contribution Margin decreased $146.0 million, or 85.0%, to $25.7 million compared to $171.7 million for the same period in 2022. The decrease in Contribution Margin was driven primarily by the decrease in sold loan volume noted above.

Liquidity and Capital Resources

Historically, our primary sources of liquidity have included:

•    cash flow from our operations, including:

•    sale of whole loans into the secondary market;

•    sale of mortgage servicing rights into the secondary market;

•    loan origination fees;

•    servicing fee income; and

•    interest income on loans held for sale

•    borrowings, including under our funding facilities and other secured and unsecured financing facilities; and

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

In order to originate and aggregate loans for sale into the secondary market, we use our own working capital and borrow or obtain money on a short-term basis primarily through committed and uncommitted funding facilities established with large global banks.

Our funding facilities are primarily in the form of master repurchase agreements. We also have funding facilities directly with the GSEs. Loans financed under these facilities are generally financed at approximately 97% to 98% of the principal balance of the loan (although certain types of loans are financed at lower percentages of the principal balance of the loan), which requires us to fund the balance from cash generated from operations. Once closed, the underlying residential mortgage loan that is held for sale is pledged as collateral for the borrowing or advance that was made under these funding facilities. In most cases, the loans will remain in one of the funding facilities for only a short time, generally less than one month, until the loans are pooled and sold. During the time the loans are held for sale, we earn interest income from the borrower on the underlying mortgage loan. This income is partially offset by the interest and fees we have to pay under the funding facilities.

When we sell a pool of loans in the secondary market, the proceeds received from the sale of the loans are used to pay back the amounts we owe on the funding facilities. We rely on the cash generated from the sale of loans to fund future loans and repay borrowings under our funding facilities. Delays or failures to sell loans in the secondary market could have an adverse effect on our liquidity position.

As discussed in Note 5, Borrowings, of the notes to the unaudited condensed consolidated financial statements included in this Form 10-Q, as of March 31, 2023, we had 16 different funding and financing facilities in different amounts and with various maturities together with the Senior Notes. At March 31, 2023, the aggregate available amount under our facilities was $21.1 billion, with combined outstanding balances of $5.7 billion and unutilized capacity of $15.5 billion.

The amount of financing actually advanced on each individual loan under our funding facilities, as determined by agreed upon advance rates, may be less than the stated advance rate depending, in part, on the market value of the mortgage loans securing the financings. Each of our funding facilities allows the bank providing the funds to evaluate the market value of the loans that are serving as collateral for the borrowings or advances being made. If the bank determines that the value of the collateral has decreased, the bank can require us to provide additional collateral or reduce the amount outstanding with respect to those loans (e.g., initiate a margin call). Our inability or unwillingness to satisfy the request could result in the termination of the facilities and possible default under our other funding facilities. In addition, a large unanticipated margin call could have a material adverse effect on our liquidity.

The amount owed and outstanding on our funding facilities fluctuates significantly based on our origination volume, the amount of time it takes us to sell the loans it originates, and the amount of loans being self-funded with cash. We may from time to time use surplus cash to “buy-down” the effective interest rate of certain funding facilities or to self-fund a portion of our loan originations. Buy-down funds are included in Cash and cash equivalents on the Consolidated Balance Sheets. We have the ability to withdraw these funds at any time, unless a margin call has been made or a default has occurred under the relevant facilities. We will also deploy cash to self-fund loan originations, a portion of which can be transferred to a warehouse line or the early buy out line, provided that such loans meet the eligibility criteria to be placed on such lines. The remaining portion will be funded in normal course over a short period of time, generally less than 45 days.

We remain in a strong liquidity position, with total liquidity of $8.1 billion as of March 31, 2023, which includes $0.9 billion of Cash and cash equivalents, $2.4 billion of corporate cash used to self-fund loan originations, a portion of which could be transferred to funding facilities (warehouse lines) at our discretion, $3.1 billion of undrawn lines of credit from financing facilities, and $1.7 billion of undrawn MSR lines. Margin cash held on behalf of counterparties is recorded in Cash and cash equivalents, and the related liability is classified in Other liabilities in the Condensed Consolidated Balance Sheets. Margin cash pledged to counterparties is excluded from Cash and cash equivalents and instead recorded in Other assets, as a receivable, in the Condensed Consolidated Balance Sheets.

Our funding facilities, early buy out facilities, MSRs facility and unsecured lines of credit also generally require us to comply with certain operating and financial covenants and the availability of funds under these facilities is subject to, among other conditions, our continued compliance with these covenants. These financial covenants include, but are not limited to, maintaining (1) a certain minimum tangible net worth, (2) minimum liquidity, (3) a maximum ratio of total liabilities or total debt to tangible net worth and (4) pre-tax net income requirements. A breach of these covenants can result in an event of default under these facilities and as such allows the lenders to pursue certain remedies. In addition, each of these facilities, as well as our unsecured lines of credit, includes cross default or cross acceleration provisions that could result in all facilities terminating if an event of default or acceleration of maturity occurs under any facility. We were in compliance with all covenants as of March 31, 2023 and December 31, 2022.

March 31, 2023 compared to March 31, 2022

Cash Flows

Our Cash and cash equivalents and Restricted cash were $1.0 billion at March 31, 2023, a decrease of $1.4 billion, or 60%, compared to $2.4 billion at March 31, 2022. The decrease was primarily driven by utilization of more cash on hand to self-fund loan originations and our net loss for the period.

Equity

Equity was $8.1 billion as of March 31, 2023, a decrease of $592.0 million, or 7%, compared to $8.7 billion as of March 31, 2022. The decrease was primarily a result of a net loss of $748.2 million, partially offset by an increase in share-based compensation of $207.9 million.
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

During the three months ended March 31, 2023 the Company had no tax distributions. During the three months ended March 31, 2022 the Company had a $2.0 billion 2022 Special Dividend and $160.6 million in tax distributions, for a total of approximately $2.2 billion of distributions. Except for tax distributions, these distributions are at the discretion of our board of directors.

Contractual Obligations, Commercial Commitments, and Other Contingencies

There were no material changes outside the ordinary course of business to our outstanding contractual obligations as of March 31, 2023 from information and amounts previously disclosed as of December 31, 2022 in our Annual Report on Form 10-K under the caption “Contractual Obligations, Commercial Commitments, and Other Contingencies”. Refer to Notes 5, Borrowings, and 9, Commitments, Contingencies, and Guarantees, of the notes to the condensed consolidated financial statements for further discussion of contractual obligations, commercial commitments, and other contingencies, including legal contingencies.
New Accounting Pronouncements Not Yet Effective
See Note 1, Business, Basis of Presentation and Accounting Policies of the notes to the unaudited condensed consolidated financial statements for details of recently issued accounting pronouncements and their expected impact on our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the Company's exposure to market risks since what was disclosed in the Company's December 31, 2022 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of March 31, 2023, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. We included a detailed discussion of our risk factors in “Part I – Item 1A. – Risk Factors” of our 2022 Form 10-K. Our risk factors have not changed significantly from those disclosed in our 2022 Form 10-K. These risk factors should be read carefully in connection with evaluating our business and in connection with the forward-looking statements and other information contained in this Quarterly Report 2023 Form 10-Q. Any of the risks described in our 2022 Form 10-K could materially affect our business, condensed consolidated financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. The risk factors described in our 2022 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may materially adversely affect our business, condensed consolidated financial condition and/or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Authorization

On November 10, 2020, our board of directors approved a share repurchase program of up to $1.0 billion of our Common Stock, including both Class A and Class D, which repurchases may be made, from time to time, in privately negotiated transactions or in the open market, in accordance with applicable securities laws (the “Share Repurchase Program”). The Share Repurchase Program was renewed on November 11, 2022 and will remain in effect for a two-year period. The Share Repurchase Program authorizes but does not obligate the Company to make any repurchases at any specific time. The timing and extent to which the Company repurchases its shares will depend upon, among other things, market conditions, share price, liquidity targets, regulatory requirements and other factors. As of March 31, 2023 approximately $590.7 million remain available under the Share Repurchase Program. There were no share repurchases during the three months ended March 31, 2023.

As of May 03, 2023 Rocket Companies repurchased 32.1 million shares at a weighted average price of $12.73. We have returned $409.3 million to shareholders in aggregate under the $1.0 billion Share Repurchase Program which was renewed in November 2022.

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
10.1
Fifth Amendment to Lease, dated January 1, 2023, by and between 615 W Lafayette Master Tenant LLC, successor landlord to 615 West Lafayette LLC, and Rocket Mortgage, LLC (formerly known as Quicken Loans, LLC, successor-by-conversion to Quicken Loans Inc.), as tenant (incorporated herein by reference to Exhibit 10.65 to the Company's Form 10-K, filed on March 1, 2023)

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

Rocket Companies, Inc.

May 10, 2023	By:	/s/ Brian Brown
Date		Name: Brian Brown
Chief Financial Officer and Treasurer
(Principal Financial Officer, Principal Accounting Officer)