Form 10-Q
period 2023-06-30
Rocket Companies, Inc.
filed 2023-08-09
CIK 1805284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of August 2, 2023, 128,371,784 shares of the registrant's Class A common stock, $0.00001 par value, and 1,848,879,483 shares of the registrant's Class D common stock, $0.00001 par value, were outstanding.

Rocket Companies, Inc.
Form 10-Q
For the period ended June 30, 2023

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)
Rocket Companies, Inc.
Condensed Consolidated Balance Sheets
(In Thousands, Except Shares and Per Share Amounts)

	June 30, 2023	December 31, 2022
Assets	(Unaudited)
Cash and cash equivalents	$882,783	$722,293
Restricted cash	35,004	66,806
Mortgage loans held for sale, at fair value	8,444,443	7,343,475
Interest rate lock commitments (“IRLCs”), at fair value	127,690	90,635
Mortgage servicing rights (“MSRs”), at fair value	6,443,632	6,946,940
Notes receivable and due from affiliates	71,792	10,796
Property and equipment, net of accumulated depreciation and amortization of $500,402 and $463,262, respectively	263,251	274,192
Deferred tax asset, net	537,893	537,963
Lease right of use assets	371,425	366,189
Forward commitments, at fair value	106,996	22,444
Loans subject to repurchase right from Ginnie Mae	1,476,560	1,642,392
Goodwill and intangible assets, net	1,248,006	1,258,928
Other assets	846,202	799,159
Total assets	$20,855,677	$20,082,212
Liabilities and equity
Liabilities
Funding facilities	4,889,236	$3,548,699
Other financing facilities and debt
Senior Notes, net	4,030,709	4,027,970
Early buy out facility	361,207	672,882
Accounts payable	156,941	116,331
Lease liabilities	425,806	422,769
Forward commitments, at fair value	12,766	25,117
Investor reserves	100,828	110,147
Notes payable and due to affiliates	36,061	33,463
Tax receivable agreement liability	577,996	613,693
Loans subject to repurchase right from Ginnie Mae	1,476,560	1,642,392
Other liabilities	422,713	393,200
Total liabilities	$12,490,823	$11,606,663
Equity
Class A common stock, $0.00001 par value - 10,000,000,000 shares authorized, 127,129,449 and 123,491,606 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively.	$1	$1
Class B common stock, $0.00001 par value - 6,000,000,000 shares authorized, none issued and outstanding as of June 30, 2023 and December 31, 2022.	—	—
Class C common stock, $0.00001 par value - 6,000,000,000 shares authorized, none issued and outstanding as of June 30, 2023 and December 31, 2022.	—	—
Class D common stock, $0.00001 par value - 6,000,000,000 shares authorized, 1,848,879,483 shares issued and outstanding as of June 30, 2023 and December 31, 2022.	19	19
Additional paid-in capital	302,140	276,221
Retained earnings	288,517	300,394
Accumulated other comprehensive income	60	69
Non-controlling interest	7,774,117	7,898,845
Total equity	8,364,854	8,475,549
Total liabilities and equity	$20,855,677	$20,082,212
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Rocket Companies, Inc.
Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)
(In Thousands, Except Shares and Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue
Gain on sale of loans
Gain on sale of loans excluding fair value of MSRs, net	$279,629	$347,365	$544,632	$1,034,535
Fair value of originated MSRs	314,840	459,473	519,400	1,256,088
Gain on sale of loans, net	594,469	806,838	1,064,032	2,290,623
Loan servicing income
Servicing fee income	343,591	357,578	709,976	723,793
Change in fair value of MSRs	42,377	(12,522)	(355,902)	441,858
Loan servicing income, net	385,968	345,056	354,074	1,165,651
Interest income
Interest income	80,757	79,196	147,501	169,737
Interest expense on funding facilities	(44,072)	(42,706)	(73,132)	(84,403)
Interest income, net	36,685	36,490	74,369	85,334
Other income	219,105	204,035	409,820	521,407
Total revenue, net	1,236,227	1,392,419	1,902,295	4,063,015
Expenses
Salaries, commissions and team member benefits	579,139	754,125	1,182,914	1,608,040
General and administrative expenses	200,425	229,706	395,815	505,563
Marketing and advertising expenses	218,843	231,522	400,447	559,580
Depreciation and amortization	25,357	24,780	56,042	45,822
Interest and amortization expense on non-funding debt	38,334	38,282	76,667	76,946
Other expenses	35,759	35,487	68,027	126,090
Total expenses	1,097,857	1,313,902	2,179,912	2,922,041
Income (loss) before income taxes	138,370	78,517	(277,617)	1,140,974
Benefit from (provision for) income taxes	782	(18,761)	5,286	(44,610)
Net income (loss)	139,152	59,756	(272,331)	1,096,364
Net (income) loss attributable to non-controlling interest	(131,714)	(56,341)	261,246	(1,039,237)
Net income (loss) attributable to Rocket Companies	$7,438	$3,415	$(11,085)	$57,127

Earnings (loss) per share of Class A common stock
Basic	$0.06	$0.03	$(0.09)	0.47
Diluted	$0.05	$0.02	$(0.11)	0.43

Weighted average shares outstanding
Basic	126,740,748	118,801,530	125,742,282	120,735,056
Diluted	1,979,450,651	1,971,741,764	1,977,148,197	1,973,624,016

Comprehensive income (loss)
Net income (loss)	$139,152	$59,756	$(272,331)	$1,096,364
Cumulative translation adjustment	(159)	(679)	(152)	(91)
Unrealized gain (loss) on investment securities	1,589	(259)	—	(1,754)
Comprehensive income (loss)	140,582	58,818	(272,483)	1,094,519
Comprehensive (income) loss attributable to non-controlling interest	(133,052)	(55,453)	261,389	(1,037,503)
Comprehensive income (loss) attributable to Rocket Companies	$7,530	$3,365	$(11,094)	$57,016
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Rocket Companies, Inc.
Condensed Consolidated Statements of Changes in Equity
(In Thousands, Except Shares and Per Share Amounts)
(Unaudited)

	Class A Common Stock Shares	Class A Common Stock Amount	Class D Common Stock Shares	Class D Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Non-controlling Interest	Total Equity
Balance, December 31, 2021	126,437,703	$1	1,848,879,483	$19	$287,558	$378,005	$81	$9,093,868	$9,759,532
Net income	—	—	—	—	—	53,712	—	982,896	1,036,608
Cumulative translation adjustment	—	—	—	—	—	—	31	557	588
Unrealized loss on investment securities	—	—	—	—	—	—	(92)	(1,403)	(1,495)
Share-based compensation, net	186,891	—	—	—	3,288	—	—	50,093	53,381
Distributions for state taxes on behalf of unit holders (members), net	—	—	—	—	—	(2,171)	—	(33,536)	(35,707)
Distributions to unit holders (members) from subsidiary investment, net	—	—	—	—	725	—	—	(1,856,575)	(1,855,850)
Special Dividend to Class A Shareholders, net of forfeitures	—	—	—	—	—	(123,752)	—	(31,830)	(155,582)
Taxes withheld on employees' restricted share award vesting	—	—	—	—	(77)	—	—	(1,220)	(1,297)
Issuance of Class A common Shares under stock compensation and benefit plans	1,018,875	—	—	—	930	—	—	12,743	13,673
Repurchase of Class A common Shares	(8,016,465)	—	—	—	(100,162)	—	—	—	(100,162)
Change in controlling interest of investment, net	—	—	—	—	49,196	—	2	(61,591)	(12,393)
Balance, March 31, 2022	119,627,004	$1	1,848,879,483	$19	$241,458	$305,794	$22	$8,154,002	$8,701,296
Net income	—	—	—	—	—	3,415	—	56,341	59,756
Cumulative translation adjustment	—	—	—	—	—	—	(34)	(645)	(679)
Unrealized loss on investment securities	—	—	—	—	—	—	(16)	(243)	(259)
Share-based compensation, net	721,224	—	—	—	4,089	—	—	50,596	54,685
Distributions for state taxes on behalf of unit holders (members), net	—	—	—	—	—	(385)	—	(6,069)	(6,454)
Special Dividend to Class A Shareholders, net of forfeitures	—	—	—	—	—	80	—	1,249	1,329
Taxes withheld on employees' restricted share award vesting	—	—	—	—	(9)	—	—	(2,833)	(2,842)
Issuance of Class A common Shares under stock compensation and benefit plans	1,456,798	—	—	—	824	—	—	12,855	13,679
Repurchase of Class A common Shares	(5,471,600)	—	—	—	(45,280)	—	—	—	(45,280)
Change in controlling interest of investment, net	—	—	—	—	24,620	—	2	(27,650)	(3,028)
Balance, June 30, 2022	116,333,426	$1	1,848,879,483	$19	$225,702	$308,904	$(26)	$8,237,603	$8,772,203

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Rocket Companies, Inc.
Condensed Consolidated Statements of Changes in Equity
(In Thousands, Except Shares and Per Share Amounts)
(Unaudited)

	Class A Common Stock Shares	Class A Common Stock Amount	Class D Common Stock Shares	Class D Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Non-controlling Interest	Total Equity
Balance, December 31, 2022	123,491,606	$1	1,848,879,483	$19	$276,221	$300,394	$69	$7,898,845	$8,475,549
Net loss	—	—	—	—	—	(18,523)	—	(392,960)	(411,483)
Cumulative translation adjustment	—	—	—	—	—	—	—	7	7
Unrealized loss on investment securities	—	—	—	—	—	—	(101)	(1,488)	(1,589)
Share-based compensation, net	1,390,650	—	—	—	3,217	—	—	47,596	50,813
Distributions for state taxes on behalf of unit holders (members), net	—	—	—	—	—	(209)	—	326	117
Special Dividend to Class A Shareholders, net of forfeitures	—	—	—	—	—	23	—	347	370
Taxes withheld on employees' restricted share award vesting	—	—	—	—	(444)	—	—	(6,550)	(6,994)
Issuance of Class A common Shares under stock compensation and benefit plans	878,817	—	—	—	456	—	—	6,794	7,250
Change in controlling interest of investment, net	—	—	—	—	15,268	(688)	—	(19,275)	(4,695)
Balance, March 31, 2023	125,761,073	$1	1,848,879,483	$19	$294,718	$280,997	$(32)	$7,533,642	$8,109,345
Net income	—	—	—	—	—	7,438	—	131,714	139,152
Cumulative translation adjustment	—	—	—	—	—	—	(9)	(150)	(159)
Unrealized gain on investment securities	—	—	—	—	—	—	101	1,488	1,589
Share-based compensation, net	574,094	—	—	—	3,170	—	—	46,221	49,391
Contributions from unit holders (members) to subsidiary investment, net	—	—	—	—	—	—	—	61,378	61,378
Special Dividend to Class A Shareholders, net of forfeitures	—	—	—	—	—	82	—	1,200	1,282
Taxes withheld on employees' restricted share award vesting	—	—	—	—	(210)	—	—	(3,050)	(3,260)
Issuance of Class A common Shares under stock compensation and benefit plans	794,282	—	—	—	465	—	—	6,803	7,268
Change in controlling interest of investment, net	—	—	—	—	3,997	—		(5,129)	(1,132)
Balance, June 30, 2023	127,129,449	$1	1,848,879,483	$19	$302,140	$288,517	$60	$7,774,117	$8,364,854

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Rocket Companies, Inc.
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Operating activities
Net (loss) income	$(272,331)	$1,096,364
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	56,042	45,822
(Benefit from) provision for deferred income taxes	(6,342)	34,458
Origination of mortgage servicing rights	(519,400)	(1,256,088)
Change in fair value of MSRs, net	353,536	(489,170)
Gain on sale of loans excluding fair value of MSRs, net	(544,632)	(1,034,535)
Disbursements of mortgage loans held for sale	(38,990,084)	(89,469,172)
Proceeds from sale of loans held for sale	38,390,358	97,614,379
Share-based compensation expense	102,656	112,034
Change in assets and liabilities
Due from affiliates	(60,996)	(46)
Other assets	(48,607)	37,061
Accounts payable	40,610	(37,824)
Due to affiliates	2,245	3,246
Premium recapture and indemnification losses paid	(102,160)	(891)
Other liabilities	(12,833)	(70,304)
Total adjustments	$(1,339,607)	$5,488,970
Net cash (used in) provided by operating activities	$(1,611,938)	$6,585,334
Investing activities
Proceeds from sale of MSRs	$676,001	$473,971
Net purchase of MSRs	554	(16,447)
Decrease in mortgage loans held for investment	4,309	13,936
Purchases of investment securities, available for sale	(5,472)	—
Sales of investment securities, available for sale	6,479	—
Purchase and other additions of property and equipment, net of disposals	(40,131)	(62,938)
Net cash provided by investing activities	$641,740	$408,522
Financing activities
Net borrowings (payments) on funding facilities	$1,340,537	$(5,104,438)
Net payments on lines of credit	—	(75,000)
Net payments on early buy out facility	(311,675)	(742,882)
Net borrowings on notes payable from unconsolidated affiliates	353	1,073
Stock issuance	12,249	24,890
Share repurchase	—	(145,442)
Taxes withheld on employees' restricted share award vesting	(10,254)	(4,139)
Contributions from (distributions to) other unit holders (members) of Holdings, net	67,827	(2,175,340)
Net cash provided by (used in) financing activities	$1,099,037	$(8,221,278)
Effects of exchange rate changes on cash and cash equivalents	(151)	(91)
Net increase (decrease) in cash and cash equivalents and restricted cash	128,688	(1,227,513)
Cash and cash equivalents and restricted cash, beginning of period	789,099	2,211,597
Cash and cash equivalents and restricted cash, end of period	$917,787	$984,084
Non-cash activities
Loans transferred to other real estate owned	$1,469	$644
Supplemental disclosures
Cash paid for interest on related party borrowings	$5,189	$2,423

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

Rocket Companies, Inc. is a holding company. Its primary material asset is the equity interest in Holdings which, including through its direct and indirect subsidiaries, conducts a majority of the Company's operations. Holdings is a Michigan limited liability company and wholly owns the following entities, with each entity's subsidiaries identified in parentheses: Rocket Mortgage, LLC, Amrock Holdings, LLC (“Amrock”, and "Nexsys Technologies LLC"), Amrock Title Insurance Company ("ATI"), LMB HoldCo LLC (“Core Digital Media”), RCRA Holdings LLC (“Rock Connections LLC dba Rocket Connections” and “Rocket Auto”), Rocket Homes Real Estate LLC (“Rocket Homes”), RockLoans Holdings LLC (“Rocket Loans” and "Rocket Solar"), Rock Central LLC dba Rocket Central, Rocket Money, Inc.(“Rocket Money”), EFB Holdings Inc. (“Rocket Mortgage Canada”), Lendesk Canada Holdings Inc. ("Lendesk Technologies"), RockTech Canada Inc., Woodward Capital Management LLC, and Rocket Card, LLC. As used herein, “Rocket Mortgage” refers to either the Rocket Mortgage brand or platform, or the Rocket Mortgage business, as the context allows.

Basis of Presentation and Consolidation

As the sole managing member of Holdings, the Company operates and controls all of the business affairs of Holdings, and through Holdings and its subsidiaries, conducts its business. Holdings is considered a variable interest entity (“VIE”) and we consolidate the financial results of Holdings under the guidance of ASC 810, Consolidation. A portion of our Net income (loss) is allocated to Net (income) loss attributable to non-controlling interest. For further details, refer below to Variable Interest Entities and Note 12, Non-controlling Interest.

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

Subsequent Events

In preparing these condensed consolidated financial statements, the Company evaluated events and transactions for potential recognition or disclosure through the date these condensed consolidated financial statements were issued. Refer to Note 5, Borrowings and Note 6, Transactions with Related Parties for disclosures on changes to the Company's debt and related party agreements that occurred subsequent to June 30, 2023.

Share Repurchase Authorization

On November 1, 2022, the Company's board of directors approved the renewal of the share repurchase program effective November 11, 2022 (the "Share Repurchase Program". The share repurchase program renews and extends the previously approved share repurchase program and authorizes the Company to repurchase shares of the Company’s common stock in an aggregate value, not to exceed $1 billion, from time to time, in the open market or through privately negotiated transactions, in accordance with applicable securities laws. The share repurchase program will remain in effect for a two-year period terminating in November 2024. The share repurchase program does not obligate the Company to make any repurchases at any specific time. The timing and extent to which the Company repurchases its shares will depend upon, among other things, market conditions, share price, liquidity targets, regulatory requirements and other factors. As of June 30, 2023 approximately $590.7 million remain available under the Share Repurchase Program.

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

Loan servicing income, net — includes income from servicing, sub-servicing and ancillary fees, and is recorded to income as earned, which is upon collection of payments from borrowers. This amount also includes the Change in fair value of MSRs, which is the adjustment for the fair value measurement of the MSR asset as of the respective balance sheet date.

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

The following revenue streams fall within the scope of ASC Topic 606 — Revenue from Contracts with Customers and are disaggregated hereunder:

Rocket Money subscription revenue — The Company recognizes subscription revenue ratably over the contract term beginning on the commencement date of each contract. We have determined that subscriptions represent a stand-ready obligation to perform over the subscription term. These performance obligations are satisfied over time as the customer simultaneously receives and consumes the benefits. Contracts are one month to one year in length. Subscription revenues were $42,994 and $26,175 for the three months ended June 30, 2023 and 2022, respectively and $82,179 and $51,929 for the six months ended June 30, 2023 and 2022, respectively.

Amrock closing fees — The Company recognizes closing fees for non-recurring services provided in connection with the origination of the loan. These fees are recognized at the time of loan closing for purchase transactions or at the end of a client's three-day rescission period for refinance transactions, which represents the point in time the loan closing services performance obligation is satisfied. The consideration received for closing services is a fixed fee per loan that varies by state and loan type. Closing fees were $20,810 and $37,929 for the three months ended June 30, 2023 and 2022, respectively and $38,298 and $114,907 for the six months ended June 30, 2023 and 2022, respectively.

Amrock appraisal revenue, net — The Company recognizes appraisal revenue when the appraisal service is completed. The Company may choose to deliver appraisal services directly to its client or subcontract such services to a third-party licensed and/or certified appraiser. In instances where the Company performs the appraisal, revenue is recognized as the gross amount of consideration received at a fixed price per appraisal. The Company is an agent in instances where a third-party appraiser is involved in the delivery of appraisal services and revenue is recognized net of third-party appraisal expenses. Appraisal revenue, net of intercompany eliminations, were $12,953 and $15,295 for the three months ended June 30, 2023 and 2022, respectively and $24,819 and $37,317 for the six months ended June 30, 2023 and 2022, respectively.

Rocket Homes real estate network referral fees — The Company recognizes real estate network referral fee revenue based on arrangements with partner agencies contingent on the closing of a transaction. As this revenue stream is variable, and is contingent on the successful transaction close, the revenue is constrained until the occurrence of the transaction. At this point, the constraint on recognizing revenue is deemed to have been lifted and revenue is recognized for the consideration expected to be received. Real estate network referral fees, net of intercompany eliminations, were $13,776 and $14,871 for the three months ended June 30, 2023 and 2022, respectively and $20,747 and $26,269 for the six months ended June 30, 2023 and 2022, respectively.

Professional service fees — The Company recognizes professional service fee revenue based on the delivery of services (e.g., human resources, technology, training) over the term of a contract. Consideration for the promised services is received through a combination of a fixed fee for the period and incremental fees paid for optional services that are available at an incremental rate determined at the time such services are requested. The Company recognizes the annual fee ratably over the life of the contract, as the performance obligation is satisfied equally over the term of the contract. For the optional services, revenue is only recognized at the time the services are requested and delivered and pricing is agreed upon. Professional service fee revenues were $2,282 and $3,106 for the three months ended June 30, 2023 and 2022, respectively and $4,469 and $6,110 for the six months ended June 30, 2023 and 2022, respectively, and were rendered entirely to related parties.

Core Digital Media lead generation revenue — The Company recognizes online consumer acquisition revenue based on successful delivery of marketing leads to a client at a fixed fee per lead. This service is satisfied at the time the lead is delivered, at which time revenue for the service is recognized. Online consumer acquisition revenue, net of intercompany eliminations, were $1,040 and $2,450 for the three months ended June 30, 2023 and 2022, respectively and $2,104 and $6,914 for the six months ended June 30, 2023 and 2022, respectively.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
Rocket Connections and Rocket Auto contact center revenue — The Company recognizes contact center revenue for communication services including client support and sales. Consideration received mainly includes a fixed base fee and/or a variable contingent fee. The fixed base fee is recognized ratably over the period of performance, as the performance obligation is considered to be satisfied equally throughout the service period. The variable contingent fee related to car sales is constrained until the sale of the car is completed. Contact center revenues, net of intercompany eliminations, were $187 and $3,842 for the three months ended June 30, 2023 and 2022, respectively and $709 and $13,157 for the six months ended June 30, 2023 and 2022, respectively.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. We maintain our bank accounts with a relatively small number of high-quality financial institutions.

Restricted cash as of June 30, 2023 and 2022 consisted of cash on deposit for a repurchase facility and client application deposits, title premiums collected from the insured that are due to the underwritten, and principal and interest received in collection accounts for purchased assets. In 2022, the Company also had a $25,000 bond.

	June 30,
	2023	2022
Cash and cash equivalents	$882,783	$915,363
Restricted cash	35,004	68,721
Total cash, cash equivalents, and restricted cash in the statement of cash flows	$917,787	$984,084

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

Rocket Companies, Inc.’s financial position, performance and cash flows effectively represent those of Holdings and its subsidiaries as of and for the period ended June 30, 2023.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
Accounting Standards Issued but Not Yet Adopted

In March 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update (“ASU”) 2023-01, Leases (Topic 842): Common Control Arrangements. The new guidance requires all lessees in a lease with a lessor under common control to amortize leasehold improvements over the useful life of the common control group and provides new guidance for recognizing a transfer of assets between entities under common control as an adjustment to equity when the lessee no longer controls the use of the underlying asset. This guidance is effective for fiscal years beginning after December 15, 2023. The Company is in the process of evaluating the impact that the adoption of this ASU will have on the consolidated financial statements and related disclosures, which is not expected to be material.

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

The following is a description of measurement techniques for items recorded at fair value on a recurring basis. There were no material items recorded at fair value on a nonrecurring basis as of June 30, 2023 or December 31, 2022.

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

Investment Securities: Investment securities are trading debt securities that are recorded at fair value using observable market prices for similar securities or identical securities that are traded in less active markets, which are classified as Level 2 and include highly rated municipal, government, and corporate bonds.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The table below shows a summary of financial statement items that are measured at estimated fair value on a recurring basis, including assets measured under the fair value option. There were no material transfers of assets or liabilities recorded at fair value on a recurring basis between Levels 1, 2 or 3 during the six months ended June 30, 2023 or the year ended December 31, 2022.

	Level 1	Level 2	Level 3	Total
Balance at June 30, 2023
Assets:
Mortgage loans held for sale (1)	$—	$7,812,065	$632,378	$8,444,443
IRLCs	—	—	127,690	127,690
MSRs	—	—	6,443,632	6,443,632
Forward commitments	—	106,996	—	106,996
Investment securities (2)	—	37,703	—	37,703
Non-mortgage loans held for sale (2)	—	—	78,490	78,490
Total assets	$—	$7,956,764	$7,282,190	$15,238,954
Liabilities:
Forward commitments	$—	$12,766	$—	$12,766
Total liabilities	$—	$12,766	$—	$12,766

Balance at December 31, 2022
Assets:
Mortgage loans held for sale (1)	$—	$6,260,745	$1,082,730	$7,343,475
IRLCs	—	—	90,635	90,635
MSRs	—	—	6,946,940	6,946,940
Forward commitments	—	22,444	—	22,444
Total assets	$—	$6,283,189	$8,120,305	$14,403,494
Liabilities:
Forward commitments	$—	$25,117	$—	$25,117
Total liabilities	$—	$25,117	$—	$25,117

(1)     As of June 30, 2023 and December 31, 2022, $242.2 million and $314.4 million of unpaid principal balance of the level 3 mortgage loans held for sale were 90 days or more delinquent and were in non-accrual status.

(2)    These assets are included in Other assets on the Condensed Consolidated Balance Sheets.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
The following tables present the quantitative information about recurring Level 3 fair value financial instruments and the fair value measurements as of:

	June 30, 2023		December 31, 2022
Unobservable Input	Range	Weighted Average	Range	Weighted Average
Mortgage loans held for sale
Model pricing	66% - 100%	89%	67% - 100%	86%
IRLCs
Loan funding probability	0% - 100%	72%	0% - 100%	68%
MSRs
Discount rate	9.5% - 12.5%	9.9%	9.5% - 12.5%	9.9%
Conditional prepayment rate	6.0% - 29.2%	7.1%	6.1% - 26.6%	6.9%
Non-mortgage loans held for sale
Discount rate	8.5% - 8.5%	8.5%	N/A	N/A
The table below presents a reconciliation of Level 3 assets measured at fair value on a recurring basis for the three and six months ended June 30, 2023 and 2022. Mortgage servicing rights are also classified as a Level 3 asset measured at fair value on a recurring basis and its reconciliation is found in Note 3, Mortgage Servicing Rights.

	Mortgage Loans Held for Sale	IRLCs	Non-Mortgage Loans Held for Sale
Balance at March 31, 2023	$763,761	$182,112	$32,490
Transfers in (1)	197,709	—	46,405
Transfers out/principal reductions (1)	(363,072)	—	—
Net transfers and revaluation gains	—	(54,422)	—
Total gains (losses) included in net income	33,980	—	(405)
Balance at June 30, 2023	$632,378	$127,690	$78,490

Balance at March 31, 2022	$2,178,762	$213,210	$—
Transfers in (1)	299,782	—	—
Transfers out/principal reductions (1)	(863,740)	—	—
Net transfers and revaluation losses	—	96,287	—
Total losses included in net income	(57,020)	—	—
Balance at June 30, 2022	$1,557,784	$309,497	$—

Balance at December 31, 2022	$1,082,730	$90,635	$—
Transfers in (1)	408,767	—	79,243
Transfers out/principal reductions (1)	(963,525)	—	—
Net transfers and revaluation losses	—	37,055	—
Total gains (losses) included in net income	104,406	—	(753)
Balance at June 30, 2023	$632,378	$127,690	$78,490

Balance at December 31, 2021	$2,309,366	$538,861	$—
Transfers in (1)	822,423	—	—
Transfers out/principal reductions (1)	(1,482,061)	—	—
Net transfers and revaluation losses	—	(229,364)	—
Total losses included in net income	(91,944)	—	—
Balance at June 30, 2022	$1,557,784	$309,497	$—

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
(1)    Transfers in represent loans repurchased from investors or loans originated for which an active market currently does not exist. Transfers out primarily represent loans sold to third parties and loans paid in full.

Investment Securities

Investment securities consist of debt securities that are classified as trading securities. During the three months ended June 30, 2023, the Company transferred these investments from available for sale classification to trading securities classification. As a result of the transfer of classification, the Company recognized $1,589 of unrealized losses to Net Income on the Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) from Accumulated Other Comprehensive Income (Loss) within Condensed Consolidated Statements of Changes in Equity. The Company used the specific identification as the basis of recording trades of investment securities. As of June 30, 2023 there was $1,971 unrealized losses on trading securities held. The carrying value of trading securities was $37,703 as of June 30, 2023 recorded in Other assets on the Condensed Consolidated Balance Sheet.

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

	Fair Value	Principal Amount Due Upon Maturity	Difference (1)
Balance at June 30, 2023
Mortgage loans held for sale	$8,444,443	$8,451,052	$(6,609)
Non-mortgage loans held for sale	$78,490	$79,243	$(753)

Balance at December 31, 2022
Mortgage loans held for sale	$7,343,475	$7,424,223	$(80,748)
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

	June 30, 2023		December 31, 2022
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior Notes, due 10/15/2026	$1,142,574	$1,015,531	$1,141,432	$984,963
Senior Notes, due 1/15/2028	61,397	58,434	61,330	57,039
Senior Notes, due 3/1/2029	744,317	630,030	743,815	595,493
Senior Notes, due 3/1/2031	1,239,634	1,011,438	1,238,958	961,450
Senior Notes, due 10/15/2033	842,787	665,567	842,435	625,175
Total Senior Notes, net	$4,030,709	$3,381,000	$4,027,970	$3,224,120

The fair value of Senior Notes was calculated using the observable bond price at June 30, 2023 and December 31, 2022, respectively. The Senior Notes are classified as Level 2 in the fair value hierarchy.

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

The following table summarizes changes to the MSR assets:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Fair value, beginning of period	$6,669,939	$6,410,288	$6,946,940	$5,385,613
MSRs originated	314,840	459,473	519,400	1,256,088
MSRs sales	(594,463)	(220,025)	(676,001)	(474,022)
Changes in fair value:
Due to changes in valuation model inputs or assumptions (1)	245,495	284,556	27,693	1,051,827
Due to collection/realization of cash flows	(192,179)	(276,534)	(374,400)	(561,748)
Total changes in fair value	53,316	8,022	(346,707)	490,079
Fair value, end of period	$6,443,632	$6,657,758	$6,443,632	$6,657,758

(1)    Reflects changes in assumptions including discount rates and prepayment speed assumptions, mostly due to changes in market interest rates. In addition, it reflects the gains or losses on sales of MSRs during the period. Does not include the change in fair value of derivatives that economically hedge MSRs identified for sale or the effects of contractual prepayment protection resulting from sales of MSRs.

The total UPB of mortgage loans serviced, excluding subserviced loans, at June 30, 2023 and December 31, 2022 was $461,947,608 and $486,540,840, respectively. The portfolio primarily consists of high-quality performing agency and government (FHA and VA) loans. As of June 30, 2023, delinquent loans (defined as 60-plus days past-due) were 1.10% of our total portfolio. During the three months ended June 30, 2023, the Company sold excess servicing cash flows on certain agency loans for total proceeds of $246,778.

The following is a summary of the weighted average discount rate and prepayment speed assumptions used to determine the fair value of MSRs as well as the expected life of the loans in the servicing portfolio:

	June 30, 2023	December 31, 2022
Discount rate	9.9%	9.9%
Prepayment speeds	7.1%	6.9%
Life (in years)	7.99	8.08

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

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
The following table stresses the discount rate and prepayment speeds at two different data points:

	Discount Rate		Prepayment Speeds
	100 BPS Adverse Change	200 BPS Adverse Change	10% Adverse Change	20% Adverse Change
June 30, 2023
Mortgage servicing rights	$(270,989)	$(521,302)	$(163,465)	$(319,197)
December 31, 2022
Mortgage servicing rights	$(295,754)	$(565,704)	$(171,297)	$(334,664)

4. Mortgage Loans Held for Sale

The Company sells substantially all of its originated mortgage loans into the secondary market. The Company retains the right to service a majority of these loans upon sale through ownership of servicing rights. A reconciliation of the changes in mortgage loans held for sale to the amounts presented on the Condensed Consolidated Statements of Cash Flows is below:

	Six Months Ended June 30,
	2023	2022
Balance at the beginning of period	$7,343,475	$19,323,568
Disbursements of mortgage loans held for sale	38,990,084	89,469,172
Proceeds from sales of mortgage loans held for sale (1)	(38,370,799)	(97,597,641)
Gain on sale of mortgage loans excluding fair value of other financial instruments, net (2)	481,683	1,207,770
Balance at the end of period	$8,444,443	$12,402,869

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

Credit Risk

The Company is subject to credit risk associated with mortgage loans that it purchases and originates during the period of time prior to the sale of these loans. The Company considers credit risk associated with these loans to be insignificant as it holds the loans for a short period of time, which for the six months ended June 30, 2023 is, on average, approximately 33 days from the date of borrowing, and the market for these loans continues to be highly liquid. The Company is also subject to credit risk associated with mortgage loans it has repurchased as a result of breaches of representations and warranties during the period of time between repurchase and resale.

5. Borrowings

The Company maintains various funding facilities and other non-funding debt as shown in the tables below. Interest rates typically have two main components; a base rate, most commonly SOFR, which is sometimes subject to a minimum floor plus a spread. Some facilities have a commitment fee, which can be up to 50 basis points per year. The commitment fee charged by lenders is calculated based on the committed line amount multiplied by a negotiated rate. The Company is required to maintain certain covenants, including minimum tangible net worth, minimum liquidity, maximum total debt or liabilities to net worth ratio, pretax net income requirements, and other customary debt covenants, as defined in the agreements. The Company was in compliance with all covenants as of June 30, 2023.

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

Mortgage Funding Facilities

Facility Type	Collateral	Maturity	Line Amount	Committed Line Amount	Outstanding Balance as of June 30, 2023	Outstanding Balance as of December 31, 2022
Mortgage Loan funding:
1) Master Repurchase Agreement (7)	Mortgage loans held for sale (6)	10/20/2023	$250,000	$50,000	$—	$49,381
2) Master Repurchase Agreement (7)	Mortgage loans held for sale (6)	11/30/2023	1,000,000	100,000	272,527	138,057
3) Master Repurchase Agreement (7)	Mortgage loans held for sale (6)	8/9/2024	2,000,000	250,000	394,039	702,128
4) Master Repurchase Agreement (1)(7)	Mortgage loans held for sale (6)	4/26/2024	1,500,000	550,000	1,471,689	917,621
5) Master Repurchase Agreement (7)	Mortgage loans held for sale (6)	5/4/2024	1,000,000	250,000	619,143	493,029
6) Master Repurchase Agreement (2)(7)	Mortgage loans held for sale (6)	9/9/2024	1,500,000	250,000	109,484	101,152
7) Master Repurchase Agreement (3)(7)	Mortgage loans held for sale (6)	9/22/2023	1,250,000	250,000	179,379	186,707
8) Master Repurchase Agreement (7)	Mortgage loans held for sale (6)	9/27/2024	750,000	100,000	630,481	171,642
			$9,250,000	$1,800,000	$3,676,742	$2,759,717
Mortgage Loan Early Funding:
9) Early Funding Facility (4)(7)	Mortgage loans held for sale (6)	(4)	$5,000,000	$—	$700,723	$561,874
10) Early Funding Facility (5)(7)	Mortgage loans held for sale (6)	(5)	2,000,000	—	461,771	227,108
			7,000,000	—	1,162,494	788,982

Total Mortgage Funding Facilities			$16,250,000	$1,800,000	$4,839,236	$3,548,699
(1)    This facility has a 12-month initial term, which can be extended for 3-months at each subsequent 3-month anniversary from the initial start date. Subsequent to June 30, 2023, this facility was extended to July 26, 2024.

(2)    This facility has an overall line size of $1,500,000. This facility also includes a $1,500,000 sublimit for MSR financing; Capacity is fully fungible and is not restricted by these allocations.

(3)    Subsequent to June 30, 2023, this facility was amended to decrease the total facility size to $1,000,000 with $100,000 committed and was extended to July 21, 2025.

(4)    This facility is an evergreen agreement with no stated termination or expiration date. This agreement can be terminated by either party upon written notice.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)

(5)    This facility has an overall line size of $2,000,000, which is reviewed every 90 days. This facility is an evergreen agreement with no stated termination or expiration date. This agreement can be terminated by either party upon written notice.

(6)    The Company has multiple borrowing facilities in the form of asset sales under agreements to repurchase. These borrowing facilities are secured by mortgage loans held for sale at fair value as the first priority security interest.

(7)    The interest rates charged by lenders on funding facilities included the applicable base rate plus a spread ranging from 1.00% to 1.80% for the six months ended June 30, 2023, and the applicable base rate plus a spread ranging from 1.00% to 1.85% for the year ended December 31, 2022.

Other Funding Facilities

Facility Type	Collateral	Maturity	Line Amount	Committed Line Amount	Outstanding Balance as of June 30, 2023	Outstanding Balance as of December 31, 2022
Personal Loan funding:
1) Revolving Credit and Security Agreement (1)	Personal loans held for sale	1/30/2025	$75,000	$75,000	$50,000	$—
Total Other Funding Facilities			75,000	75,000	50,000	—

Total Funding Facilities			$16,325,000	$1,875,000	$4,889,236	$3,548,699

(1)    The interest rates charged by lenders on funding facilities included the applicable base rate plus a spread ranging from 1.00% to 1.80% for the six months ended June 30, 2023, and the applicable base rate plus a spread ranging from 1.00% to 1.85% for the year ended December 31, 2022.

Financing Facilities

Facility Type	Collateral	Maturity	Line Amount	Committed Line Amount	Outstanding Balance as of June 30, 2023	Outstanding Balance as of December 31, 2022
Line of Credit Financing Facilities
1) Unsecured line of credit (1)	—	7/27/2025	$2,000,000	$—	$—	$—
2) Unsecured line of credit (1)	—	7/31/2025	100,000	—	—	—
3) Revolving credit facility (2)(4)	—	8/10/2025	1,000,000	1,000,000	—	—
4) MSR line of credit (4)	MSRs	10/20/2023	200,000	—	—	—
5) MSR line of credit (3)(4)	MSRs	9/9/2024	1,500,000	250,000	—	—
			$4,800,000	$1,250,000	$—	$—
Early Buyout Financing Facility
6) Early buy out facility (4)	Loans/ Advances	3/13/2024	$1,500,000	$—	$361,207	$672,882
(1)    Refer to Note 6, Transactions with Related Parties for additional details regarding this unsecured line of credit.

(2)    Subsequent to June 30, 2023, this facility was increased to a total facility size of $1,150,000.

(3)    This facility is a sublimit of Master Repurchase Agreement 6, found above in Mortgage Funding Facilities. Refer to Subfootnote 2, Mortgage Funding Facilities for additional details regarding this financing facility.

(4)    The interest rates charged by lenders on the financing facilities included the applicable base rate, plus a spread ranging from 1.45% to 4.00% for the six months ended June 30, 2023 and the year ended December 31, 2022.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
Unsecured Senior Notes

Facility Type	Maturity	Interest Rate	Outstanding Principal June 30, 2023	Outstanding Principal December 31, 2022
Unsecured Senior Notes (1)	10/15/2026	2.875%	$1,150,000	$1,150,000
Unsecured Senior Notes (2)	1/15/2028	5.250%	61,985	61,985
Unsecured Senior Notes (3)	3/1/2029	3.625%	750,000	750,000
Unsecured Senior Notes (4)	3/1/2031	3.875%	1,250,000	1,250,000
Unsecured Senior Notes (5)	10/15/2033	4.000%	850,000	850,000
Total Senior Notes			$4,061,985	$4,061,985

Weighted Average Interest Rate			3.59%	3.59%

(1)    The 2026 Senior Notes are unsecured obligation notes with no asset required to pledge for this borrowing. Unamortized debt issuance costs are presented net against the Senior Notes reducing the $1,150,000 carrying amount on the Condensed Consolidated Balance Sheets by $7,426 and $8,569 as of June 30, 2023 and December 31, 2022, respectively.

(2)    The 2028 Senior Notes are unsecured obligation notes with no asset required to pledge for this borrowing. Unamortized debt issuance costs and discounts are presented net against the Senior Notes reducing the $61,985 carrying amount on the Condensed Consolidated Balance Sheets by $321 and $267 as of June 30, 2023, respectively, and $358 and $298, as of December 31, 2022, respectively.

(3)    The 2029 Senior Notes are unsecured obligation notes with no asset required to pledge for this borrowing. Unamortized debt issuance costs are presented net against the Senior Notes reducing the $750,000 carrying amount on the Condensed Consolidated Balance Sheets by $5,683 and $6,185 as of June 30, 2023 and December 31, 2022, respectively.

(4)    The 2031 Senior Notes are unsecured obligation notes with no asset required to pledge for this borrowing. Unamortized debt issuance costs are presented net against the Senior Notes reducing the $1,250,000 carrying amount on the Condensed Consolidated Balance Sheets by $10,366 and $11,040 as of June 30, 2023 and December 31, 2022, respectively.

(5)    The 2033 Senior Notes are unsecured obligation notes with no asset required to pledge for this borrowing. Unamortized debt issuance costs are presented net against the Senior Notes reducing the $850,000 carrying amount on the Condensed Consolidated Balance Sheets by $7,213 and $7,565 as of June 30, 2023 and December 31, 2022, respectively.

Refer to Note 2, Fair Value Measurements for information pertaining to the fair value of the Company’s debt as of June 30, 2023 and December 31, 2022.

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

Financing Arrangements

On June 9, 2017, Rocket Mortgage and RHI entered into an unsecured line of credit, as further amended and restated on September 16, 2021 (“RHI Line of Credit”), pursuant to which Rocket Mortgage has a borrowing capacity of $2,000,000. The RHI Line of Credit matures on July 27, 2025. Borrowings under the line of credit bear interest at a rate per annum of the applicable base rate, plus a spread of 1.25%. The line of credit is uncommitted and RHI has sole discretion over advances. The RHI Line of Credit also contains negative covenants which restrict the ability of the Company to incur debt and create liens on certain assets. It also requires Rocket Mortgage to maintain a quarterly consolidated net income before taxes if adjusted tangible net worth meets certain requirements. Rocket Mortgage made no repayments during the three and six months ended June 30, 2023 or during the three months ended June 30, 2022 and repaid $762, all attributable to accrued interest, during the six months ended June 30, 2022. There were no outstanding principal or interest amounts due to RHI as of June 30, 2023 and December 31, 2022, respectively.

RHI and ATI are parties to a surplus debenture, effective as of December 28, 2015, and as further amended and restated on December 31, 2019 and subsequently on July 31, 2023 (the “RHI/ATI Debenture”), pursuant to which ATI is indebted to RHI for an aggregate principal amount of $21,500. The RHI/ATI Debenture matures on December 31, 2030. Interest under the RHI/ATI Debenture accrues at an annual rate of 8%. Principal and interest under the RHI/ATI Debenture are due and payable quarterly, in each case subject to ATI achieving a certain amount of surplus and payments of all interest before principal payments begin. Any unpaid amounts of principal and interest shall be due and payable upon the maturity of the RHI/ATI Debenture. ATI repaid an aggregate of $250 and $500 for the three and six months ended June 30, 2023 and 2022, respectively. The total amount of interest accrued was $429 and $853 for the three and six months ended June 30, 2023 and 2022, respectively. The aggregate amount due to RHI was $30,434 and $30,081 as of June 30, 2023 and December 31, 2022, respectively.

On July 31, 2020, Holdings and RHI entered into an agreement for an uncommitted, unsecured revolving line of credit ("RHI 2nd Line of Credit’’), which will provide for financing from RHI to the Company of up to $100,000. The RHI 2nd Line of Credit matures on July 31, 2025. Borrowings under the line of credit will bear interest at a rate per annum of the applicable base rate plus a spread of 1.25%. The negative covenants of the line of credit restrict the ability of the Company to incur debt and create liens on certain assets. The line of credit also contains customary events of default. There were no draws on the RHI 2nd Line of Credit and no amounts outstanding as of June 30, 2023 and December 31, 2022, respectively.

The Notes receivable and due from affiliates was $71,792 and $10,796 as of June 30, 2023 and December 31, 2022, respectively. The Notes payable and due to affiliates was $36,061 and $33,463 as of June 30, 2023 and December 31, 2022, respectively.

Services, Products and Other Transactions

We have entered into transactions and agreements to provide certain services to Related Parties. We recognized revenue of $2,550 and $3,214 for the three months ended June 30, 2023 and 2022, respectively, and $4,866 and $6,231 for the six months ended June 30, 2023 and 2022, respectively, for the performance of these services, which was included in Other income. We have also entered into transactions and agreements to purchase certain services, products and other transactions from Related Parties. We incurred expenses of $12,611 and $27,901 for the three months ended June 30, 2023 and 2022, respectively, and $26,672 and $66,895 for the six months ended June 30, 2023 and 2022, respectively, for these products, services and other transactions, which are included in General and administrative expenses.

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

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
Promotional Sponsorships

The Company incurred marketing and advertising costs related to the Rocket Mortgage Field House Naming Rights Contract, which is with a related party. The Company incurred expenses of $2,169 and $2,127 for the three months ended June 30, 2023 and 2022, respectively, and $4,339 and $4,604 for the six months ended June 30, 2023 and 2022, respectively, related to this arrangement.

Lease Transactions with Related Parties

The Company is a party to lease agreements for certain offices, including our headquarters in Detroit, with various affiliates of Bedrock Management Services LLC (“Bedrock”), a related party, and other related parties of the Company. The Company incurred expenses of $18,788 and $18,301 for the three months ended June 30, 2023 and 2022, respectively, and $36,686 and $37,555 for the six months ended June 30, 2023 and 2022, respectively, related to these arrangements.

7. Income Taxes

The Company had an income tax benefit of $782 on Income before income taxes of $138,370 and income tax expense of $18,761 on Income before income taxes of $78,517 for the three months ended June 30, 2023 and 2022, respectively. The Company had an income tax benefit of $5,286 on Loss before income taxes of $277,617 and income tax expense of $44,610 on Income before income taxes of $1,140,974 for the six months ended June 30, 2023 and 2022, respectively.

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

Several subsidiaries of Holdings, such as Rocket Mortgage, Amrock and other subsidiaries, are single member LLC entities. As single member LLCs of Holdings, all taxable income or loss generated by these subsidiaries passes through and is included in the income or loss of Holdings. A provision for state and local income taxes is required for certain jurisdictions that tax single member LLCs as regarded entities. Other subsidiaries of Holdings, such as Amrock Title Insurance Co., LMB Mortgage Services and others, are treated as C Corporations and separately file and pay taxes apart from Holdings in various jurisdictions including U.S. federal, state, local and Canada.

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

Payments of $35,697 and $40,721 were made to the LLC Members pursuant to the Tax Receivable Agreement during the six months ended June 30, 2023 and 2022, respectively. No such payments were made in the three months ended June 30, 2023 or 2022.

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

For the three and six months ended June 30, 2023, Holdings paid no tax distributions to holders of Holdings Units other than Rocket Companies. For the three and six months ended June 30, 2022, Holdings paid tax distributions totaling $6,069 and $166,698, respectively, to holders of Holdings Units other than Rocket Companies.

8. Derivative Financial Instruments

The Company enters into interest rate lock commitments ("IRLCs"), forward commitments to sell mortgage loans and forward commitments to purchase loans, which are considered derivative financial instruments. These items are accounted for as free-standing derivatives and are included in the Condensed Consolidated Balance Sheets at fair value. The Company treats all of its derivative instruments as economic hedges; therefore, none of its derivative instruments qualify for designation as accounting hedges. Changes in the fair value of the IRLCs and forward commitments to sell mortgage loans are recorded in current period earnings and are included in Gain on sale of loans, net in the Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss). Forward commitments to purchase mortgage loans are recognized in current period earnings and are included in Gain on sale of loans, net in the Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss). Additional detail regarding derivative financial instruments is provided in Note 13, Derivative Financial Instruments in our 2022 10-K report.

Net hedging gains and losses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Hedging gains (1)	$180,909	$1,446,478	$101,776	$2,979,623

(1)    Includes the change in fair value related to derivatives economically hedging MSRs identified for sale.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)

Refer to Note 2, Fair Value Measurements, for additional information on the fair value of derivative financial instruments.

Notional and Fair Value

The notional and fair values of derivative financial instruments not designated as hedging instruments were as follows:

	Notional Value	Derivative Asset	Derivative Liability
Balance at June 30, 2023:
IRLCs, net of loan funding probability (1)	$7,121,873	$127,690	$—
Forward commitments (2)	$13,805,926	$106,996	$12,766

Balance at December 31, 2022:
IRLCs, net of loan funding probability (1)	$4,373,465	$90,635	$—
Forward commitments (2)	$10,963,989	$22,444	$25,117

(1)    IRLCs are also discussed in Note 9, Commitments, Contingencies, and Guarantees.

(2)    Includes the fair value and net notional value related to derivatives economically hedging MSRs identified for sale.

Counterparty agreements for forward commitments contain master netting agreements. The table below presents the gross amounts of recognized assets and liabilities subject to master netting agreements. Margin cash is cash that is exchanged by counterparties to be held as collateral related to these derivative financial instruments. Margin cash held on behalf of counterparties is recorded in Cash and cash equivalents, and the related liability is classified in Other liabilities in the Condensed Consolidated Balance Sheets. Margin cash pledged to counterparties is excluded from cash and cash equivalents and instead recorded in Other assets as a margin call receivables from counterparties in the Condensed Consolidated Balance Sheets. The Company had zero and $24,102 of margin cash pledged to counterparties related to these forward commitments at June 30, 2023 and December 31, 2022, respectively. As of June 30, 2023 and December 31, 2022, there was $44,151 and $959 of margin cash held on behalf of counterparties, respectively.

	Gross Amount of Recognized Assets or Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Presented in the Condensed Consolidated Balance Sheets
Offsetting of Derivative Assets
Balance at June 30, 2023:
Forward commitments	$135,309	$(28,313)	$106,996
Balance at December 31, 2022:
Forward commitments	$71,484	$(49,040)	$22,444

Offsetting of Derivative Liabilities
Balance at June 30, 2023:
Forward commitments	$(16,193)	$3,427	$(12,766)
Balance at December 31, 2022:
Forward commitments	$(69,007)	$43,890	$(25,117)

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

Certain counterparties have master netting agreements. The master netting agreements contain a legal right to offset amounts due to and from the same counterparty. Derivative assets in the Condensed Consolidated Balance Sheets represent derivative contracts in a gain position, net of loss positions with the same counterparty and, therefore, also represent the Company’s maximum counterparty credit risk. The Company incurred no credit losses due to nonperformance of any of its counterparties during the three and six months ended June 30, 2023 and 2022.

9. Commitments, Contingencies, and Guarantees

Interest Rate Lock Commitments

IRLCs are agreements to lend to a client as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company evaluates each client’s creditworthiness on a case-by-case basis.

The number of days from the date of the IRLC to expiration of fixed and variable rate lock commitments outstanding at June 30, 2023 and December 31, 2022 was approximately 42 days and 48 days on average, respectively.

The UPB of IRLCs was as follows:

	June 30, 2023		December 31, 2022
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
IRLCs	$9,563,181	$276,489	$6,108,132	$326,638

Commitments to Sell Mortgage Loans

In the ordinary course of business, the Company enters into contracts to sell existing mortgage loans held for sale into the secondary market at specified future dates. The amount of commitments to sell existing loans at June 30, 2023 and December 31, 2022 was $1,161,994 and $20,618, respectively.

Commitments to Sell Loans with Servicing Released

In the ordinary course of business, the Company enters into contracts to sell the MSRs of certain newly originated loans on a servicing released basis. In the event that a forward commitment is not filled and there has been an unfavorable market shift from the date of commitment to the date of settlement, the Company is contractually obligated to pay a pair-off fee on the undelivered balance. There were $150,831 and $223,314 of loans committed to be sold servicing released at June 30, 2023 and December 31, 2022, respectively.

Investor Reserves

The maximum exposure under the Company’s representations and warranties would be the outstanding principal balance and any premium received on all loans ever sold by the Company, less (i) loans that have already been paid in full by the mortgagee, (ii) loans that have defaulted without a breach of representations and warranties, (iii) loans that have been indemnified via settlement or make-whole, or (iv) loans that have been repurchased. Additionally, the Company may receive relief of certain representation and warranty obligations on loans sold to Fannie Mae or Freddie Mac on or after January 1, 2013 if Fannie Mae or Freddie Mac satisfactorily concludes a quality control loan file review or if the borrower meets certain acceptable payment history requirements within 12 or 36 months after the loan is sold to Fannie Mae or Freddie Mac. Investor reserves as of June 30, 2023 and December 31, 2022 were $100,828 and $110,147, respectively.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
Escrow Deposits

As a service to its clients, the Company administers escrow deposits representing undisbursed amounts received for payment of property taxes, insurance, funds for title services, principal, and interest on mortgage loans held for sale. Escrow deposits for property taxes, insurance and settlement funds for title services was $4,724,577 and $3,471,913, and for principal and interest was $3,089,020 and $2,529,326 at June 30, 2023 and December 31, 2022, respectively. These amounts are not considered assets of the Company and, therefore, are excluded from the Condensed Consolidated Balance Sheets. The Company remains contingently liable for the disposition of these deposits.

Guarantees

As of June 30, 2023 and December 31, 2022, the Company guaranteed the debt of a related party consisting of three separate guarantees totaling $2,640 and $3,495, respectively. As of June 30, 2023 and December 31, 2022, the Company did not record a liability on the Condensed Consolidated Balance Sheets for these guarantees because it was not probable that the Company would be required to make payments under these guarantees.

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

As of June 30, 2023 and December 31, 2022, the Company had reserves related to potential damages in connection with any legal proceedings of $15,000. The ultimate outcome of these or other legal or administrative proceedings, including any monetary awards against us, is uncertain and there can be no assurance as to the amount of any such potential awards. Rocket Companies will incur defense costs and other expenses in connection with these proceedings. Plus, if a judgment for money that exceeds specified thresholds is rendered against us and we fail to timely pay, discharge, bond or obtain a stay of execution of such judgment, it is possible that we could be deemed in default of loan funding facilities and other agreements governing indebtedness. If the final resolution in one or more of these proceedings is unfavorable, it could have a material adverse effect on our business, liquidity, financial condition, cash flows and results of operations.

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

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
The most restrictive of the minimum net worth and capital requirements require Rocket Mortgage to maintain a minimum adjusted net worth balance of $1,500,000 as of June 30, 2023 and December 31, 2022. As of June 30, 2023 and December 31, 2022, Rocket Mortgage was in compliance with this requirement.

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

The Company also reports an “All Other” category that includes operations from Rocket Homes, Rocket Connections, Rocket Auto, Core Digital Media, Rocket Loans, Rocket Money and includes professional service fee revenues from related parties. These operations are neither significant individually nor in aggregate and therefore do not constitute a reportable segment.

Key operating data for our business segments for the periods ended:

Three Months Ended June 30, 2023	Direct to Consumer	Partner Network	Segments Total	All Other	Total
Revenues
Gain on sale	$476,052	$108,580	$584,632	$9,837	$594,469
Interest income	45,484	36,043	81,527	(770)	80,757
Interest expense on funding facilities	(24,509)	(19,466)	(43,975)	(97)	(44,072)
Servicing fee income	342,328	—	342,328	1,263	343,591
Changes in fair value of MSRs	42,377	—	42,377	—	42,377
Other income	134,661	4,196	138,857	80,248	219,105
Total U.S. GAAP Revenue, net	1,016,393	129,353	1,145,746	90,481	1,236,227
Change in fair value of MSRs due to valuation assumptions, net of hedges	(234,556)	—	(234,556)	—	(234,556)
Adjusted revenue	781,837	129,353	911,190	90,481	1,001,671
Less: Directly attributable expenses	529,222	66,425	595,647	69,591	665,238
Contribution margin	$252,615	$62,928	$315,543	$20,890	$336,433

Six Months Ended June 30, 2023	Direct to Consumer	Partner Network	Segments Total	All Other	Total
Revenues
Gain on sale	$866,394	$180,574	$1,046,968	$17,064	$1,064,032
Interest income	83,606	63,715	147,321	180	147,501
Interest expense on funding facilities	(41,316)	(31,664)	(72,980)	(152)	(73,132)
Servicing fee income	707,545	—	707,545	2,431	709,976
Changes in fair value of MSRs	(355,902)	—	(355,902)	—	(355,902)
Other income	251,181	7,814	258,995	150,825	409,820
Total U.S. GAAP Revenue, net	1,511,508	220,439	1,731,947	170,348	1,902,295
Change in fair value of MSRs due to valuation assumptions, net of hedges	(18,498)	—	(18,498)	—	(18,498)
Adjusted revenue	1,493,010	220,439	1,713,449	170,348	1,883,797
Less: Directly attributable expenses	1,034,805	131,784	1,166,589	146,433	1,313,022
Contribution margin	$458,205	$88,655	$546,860	$23,915	$570,775

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)

Three Months Ended June 30, 2022	Direct to Consumer	Partner Network	Segments Total	All Other	Total
Revenues
Gain on sale	$645,453	$157,459	$802,912	$3,926	$806,838
Interest income	50,944	27,547	78,491	705	79,196
Interest expense on funding facilities	(27,704)	(14,999)	(42,703)	(3)	(42,706)
Servicing fee income	356,779	—	356,779	799	357,578
Changes in fair value of MSRs	(12,522)	—	(12,522)	—	(12,522)
Other income	92,910	7,202	100,112	103,923	204,035
Total U.S. GAAP Revenue, net	1,105,860	177,209	1,283,069	109,350	1,392,419
Change in fair value of MSRs due to valuation assumptions, net of hedges	(266,969)	—	(266,969)	—	(266,969)
Adjusted revenue	838,891	177,209	1,016,100	109,350	1,125,450
Less: Directly attributable expenses	609,431	95,701	705,132	104,366	809,498
Contribution margin	$229,460	$81,508	$310,968	$4,984	$315,952

Six Months Ended June 30, 2022	Direct to Consumer	Partner Network	Segments Total	All Other	Total
Revenues
Gain on sale	$1,862,556	$415,515	$2,278,071	$12,552	$2,290,623
Interest income	108,546	59,715	168,261	1,476	169,737
Interest expense on funding facilities	(54,432)	(29,968)	(84,400)	(3)	(84,403)
Servicing fee income	722,279	—	722,279	1,514	723,793
Changes in fair value of MSRs	441,858	—	441,858	—	441,858
Other income	259,938	23,679	283,617	237,790	521,407
Total U.S. GAAP Revenue, net	3,340,745	468,941	3,809,686	253,329	4,063,015
Change in fair value of MSRs due to valuation assumptions, net of hedges	(1,006,186)	—	(1,006,186)	—	(1,006,186)
Adjusted revenue	2,334,559	468,941	2,803,500	253,329	3,056,829
Less: Directly attributable expenses	1,478,641	215,735	1,694,376	223,237	1,917,613
Contribution margin	$855,918	$253,206	$1,109,124	$30,092	$1,139,216

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
The following table represents a reconciliation of segment contribution margin to consolidated U.S. GAAP income before taxes for the three and six months ended:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Contribution margin, excluding change in MSRs due to valuation assumptions	$336,433	$315,952	$570,775	$1,139,216
Change in fair value of MSRs due to valuation assumptions, net of hedges	234,556	266,969	18,498	1,006,186
Contribution margin, including change in MSRs due to valuation assumptions	570,989	582,921	589,273	2,145,402
Less expenses not allocated to segments:
Salaries, commissions and team member benefits	222,645	290,639	443,527	534,683
General and administrative expenses	145,595	162,453	288,708	354,910
Depreciation and amortization	25,357	24,780	56,042	45,822
Interest and amortization expense on non-funding debt	38,333	38,282	76,667	76,946
Other expenses	689	(11,750)	1,946	(7,933)
Income (loss) before income taxes	$138,370	$78,517	$(277,617)	$1,140,974

12. Non-controlling Interest

The non-controlling interest balance represents the economic interest in Holdings held by our Chairman and RHI. The following table summarizes the ownership of Holdings Units in Holdings as of June 30, 2023 and December 31, 2022:

	June 30, 2023		December 31, 2022
	Holdings Units	Ownership Percentage	Holdings Units	Ownership Percentage
Rocket Companies, Inc.'s ownership of Holdings Units	127,129,449	6.43%	123,491,606	6.26%
Holdings Units held by our Chairman	1,101,822	0.06%	1,101,822	0.06%
Holdings Units held by RHI	1,847,777,661	93.51%	1,847,777,661	93.68%
Balance at end of period	1,976,008,932	100.00%	1,972,371,089	100.00%

The non-controlling interest holders have the right to exchange Holdings Units, together with a corresponding number of shares of our Class D common stock or Class C common stock (together referred to as “Paired Interests”), for, at our option, (i) shares of our Class B common stock or Class A common stock or (ii) cash from a substantially concurrent public offering or private sale (based on the price of our Class A common stock). As such, future exchanges of Paired Interests by non-controlling interest holders will result in a change in ownership and reduce or increase the amount recorded as non-controlling interest and increase or decrease additional paid-in-capital when Holdings has positive or negative net assets, respectively. As of June 30, 2023, our Chairman has not exchanged any Paired Interests.

As of June 30, 2023, Rocket Companies has repurchased 32,140,667 shares of Class A common stock under the Share Repurchase Program extended and renewed in November 2022.

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

The Company granted approximately 40,000 and 2,540,000 restricted stock units with an estimated future expense of $350 and $21,850, during the three and six months ended June 30, 2023, respectively. These awards generally vest annually over a three-year period or quarterly over an accelerated four-year period, subject to the grantee’s employment or service with the Company through each applicable vesting date. Additionally, during the three and six months ended June 30, 2023, the Company granted no and approximately 4,000,000 restricted stock units with an estimated future expense of zero and $34,700 that vest in December 2023, respectively.

The Company has an employee stock purchase plan, also referred to as the Team Member Stock Purchase Plan ("TMSPP"), under which eligible team members may direct the Company to withhold up to 15% of their gross pay to purchase shares of common stock at a price equal to 85% of the closing market price on the exercise date. The TMSPP is a liability classified compensatory plan and the Company recognizes compensation expense over the offering period based on the fair value of the purchase discount. The number of shares purchased by team members through the TMSPP were 794,282 and 1,456,798, during the three months ended June 30, 2023 and 2022, respectively and 1,673,099 and 2,475,673 for the six months ended June 30, 2023 and 2022, respectively.

Additionally, we allocated costs associated with awards granted by Rock Holdings, Inc. (“RHI”) in the years prior to the reorganization and IPO and certain of our subsidiaries have individual compensation plans that include equity awards and stock appreciation rights.

The components of share-based compensation expense included in Salaries, commissions and team member benefits on the Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Rocket Companies, Inc. sponsored plans
Restricted stock units	$41,570	$44,101	$84,167	$86,593
Stock options	7,819	9,270	16,048	18,846
Team Member Stock Purchase Plan	1,140	1,634	2,269	3,732
Subtotal Rocket Companies, Inc. sponsored plans	$50,529	$55,005	$102,484	$109,171
RHI restricted stock units	—	1,257	—	14,033
Subsidiary plans	167	179	172	348
Total share-based compensation expense	$50,696	$56,441	$102,656	$123,552

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

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)

Basic earnings per share of Class A common stock is computed by dividing Net income (loss) attributable to Rocket Companies by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted earnings per share of Class A common stock is computed by dividing Net income (loss) attributable to Rocket Companies by the weighted-average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive securities. There was no Class B common stock outstanding as of June 30, 2023 or 2022. See Note 12, Non-controlling Interest for a description of Paired Interests and their potential impact on Class A and Class B share ownership.

The following table sets forth the calculation of the basic and diluted earnings per share for the period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$139,152	$59,756	$(272,331)	$1,096,364
Net (income) loss attributable to non-controlling interest	(131,714)	(56,341)	261,246	(1,039,237)
Net income (loss) attributable to Rocket Companies	7,438	3,415	(11,085)	57,127
Add: Reallocation of net income attributable to vested, undelivered stock awards	—	2	—	34
Net income (loss) attributable to common shareholders	$7,438	$3,417	$(11,085)	$57,161

Numerator:
Net income (loss) attributable to Class A common shareholders - basic	$7,438	$3,417	$(11,085)	$57,161
Add: Reallocation of net income (loss) attributable to dilutive impact of pro-forma conversion of Class D shares to Class A shares (1)	97,491	38,750	(198,229)	790,709
Add: Reallocation of net income (loss) attributable to dilutive impact of share-based compensation awards (2)	206	93	(269)	1,596
Net income (loss) attributable to Class A common shareholders - diluted	$105,135	$42,260	$(209,583)	$849,466
Denominator:
Weighted average shares of Class A common stock outstanding - basic	126,740,748	118,801,530	125,742,282	120,735,056
Add: Dilutive impact of conversion of Class D shares to Class A shares	1,848,879,483	1,848,879,483	1,848,879,483	1,848,879,483
Add: Dilutive impact of share-based compensation awards (3)	3,830,420	4,060,751	2,526,432	4,009,477
Weighted average shares of Class A common stock outstanding - diluted	1,979,450,651	1,971,741,764	1,977,148,197	1,973,624,016

Earnings (loss) per share of Class A common stock outstanding - basic	$0.06	$0.03	$(0.09)	$0.47
Earnings (loss) per share of Class A common stock outstanding - diluted	$0.05	$0.02	$(0.11)	$0.43

(1)    Net income (loss) calculated using the estimated annual effective tax rate of Rocket Companies, Inc.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
(2)     Reallocation of net income (loss) attributable to dilutive impact of share-based compensation awards for the three months ended June 30, 2023 and 2022 comprised of $203 and $88 related to restricted stock units and $3 and $5 related to TMSPP, respectively. Reallocation of net income (loss) attributable to dilutive impact of share-based compensation awards for the six months ended June 30, 2023 and 2022 comprised of $(259) and $1,480 related to restricted stock units and $(10) and $116 related to TMSPP, respectively.

(3)    Dilutive impact of share-based compensation awards for the three months ended June 30, 2023 and 2022 comprised of 3,760,643 and 3,839,263 related to restricted stock units and 69,776 and 221,488 related to TMSPP, respectively. Dilutive impact of share-based compensation awards for the six months ended June 30, 2023 and 2022 comprised of 2,431,355 and 3,719,060 related to restricted stock units and 95,077 and 290,417 related to TMSPP, respectively.

Stock options excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2023 were 20,146,202 and for the three and six months ended 2022 were 23,120,690, each weighted for the portion of the period for which they were outstanding, as the effect was determined to be anti-dilutive.

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

Executive Summary

We are a Detroit-based fintech holding company consisting of tech-driven mortgage, real estate, and financial services businesses - including Rocket Mortgage, Rocket Home, Rocket Loans, and Rocket Money. We are committed to providing an industry-leading client experience powered by our simple, fast and trusted digital solutions. In addition to Rocket Mortgage, one of the nation’s largest mortgage lenders, we have expanded into complementary industries, such as, real estate services, personal finance, and personal and solar lending.

Recent Developments
Business Trends

The U.S. Federal Reserve has raised the Federal Funds rate multiple times throughout 2022 and the first half of 2023 to mitigate inflationary pressures. The resulting mortgage interest rate increases have driven a significant decline in the size of the mortgage origination market from the first quarter of 2022 to the first half of 2023. The increase in mortgage interest rates, coupled with uncertainty in the economy, have reduced demand for mortgage originations and, in particular, refinance transactions.

Career Transition Program

On July 28, 2023, the Company committed to a voluntary career transition program that was offered to certain eligible team members. The voluntary career transition program includes a compensation package, healthcare coverage, career transition services, and accelerated vesting of certain equity awards, if applicable. The Company expects to incur a non-recurring charge and make cash payments of $50 to $60 million dollars primarily in the third quarter of 2023, which is the period that the eligible team members accept their offers.

Three months ended June 30, 2023 summary

We originated $22.3 billion in residential mortgage loans, which was a $12.2 billion, or 35% decrease compared to $34.5 billion for the same period in 2022. Our Net income for the period was $139.2 million, which was an increase of $79.4 million, or 133% compared to Net income of $59.8 million for the same period in 2022. We generated Adjusted EBITDA of $18.2 million which was an increase of $45.7 million, or 166%, compared to Adjusted EBITDA loss of $27.5 million for the same period in 2022. For more information on Adjusted EBITDA, please see “Non-GAAP Financial Measures” below.

Six months ended June 30, 2023 summary
We originated $39.3 billion in residential mortgage loans, which was a $49.3 billion, or 56% decrease compared to $88.5 billion for the same period in 2022. Our Net loss for the period was $272.3 million, which was a decrease of $1.4 billion, or 125% compared to Net income of $1.1 billion for the same period in 2022. We generated $60.8 million of Adjusted EBITDA loss, which was a decrease of $483.3 million, or 114%, compared to $422.6 million of Adjusted EBITDA for the same period in 2022. For more information on Adjusted EBITDA, please see “Non-GAAP Financial Measures” below.

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

We define “Adjusted Revenue” as total revenues net of the change in fair value of mortgage servicing rights (“MSRs”) due to valuation assumptions (net of hedges). We define “Adjusted Net Income (Loss)” as tax-effected earnings (losses) before share-based compensation expense, the change in fair value of MSRs due to valuation assumptions (net of hedges), career transition program, change in Tax receivable agreement liability, and the tax effects of those adjustments as applicable. We define “Adjusted Diluted Earnings (Loss) Per Share” as Adjusted Net Income (Loss) divided by the diluted weighted average number of Class A common stock outstanding for the applicable period, which assumes the pro forma exchange and conversion of all outstanding Class D common stock for Class A common stock. We define “Adjusted EBITDA” as earnings (losses) before interest and amortization expense on non-funding debt, income tax, depreciation and amortization, share-based compensation expense, change in fair value of MSRs due to valuation assumptions (net of hedges), career transition program, and change in Tax receivable agreement liability.

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

Reconciliation of Adjusted Revenue to Total Revenue, net

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Total revenue, net	$1,236,227	$1,392,419	$1,902,295	$4,063,015
Change in fair value of MSRs due to valuation assumptions (net of hedges) (1)	(234,556)	(266,969)	(18,498)	(1,006,186)
Adjusted Revenue	$1,001,671	$1,125,450	$1,883,797	$3,056,829

(1)    Reflects changes in assumptions including discount rates and prepayment speed assumptions, mostly due to changes in market interest rates, and the effects of contractual prepayment protection associated with sales of MSRs.

Reconciliation of Adjusted Net Income (Loss) to Net Income (Loss) Attributable to Rocket Companies

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Net income (loss) attributable to Rocket Companies	$7,438	$3,415	$(11,085)	$57,127
Net income (loss) impact from pro forma conversion of Class D common shares to Class A common shares (1)	132,293	56,963	(260,064)	1,040,468
Adjustment to the (provision for) benefit from income tax (2)	(34,533)	(636)	61,860	(242,786)
Tax-effected net income (loss) (2)	$105,198	$59,742	$(209,289)	$854,809
Share-based compensation expense (3)	50,696	61,267	102,656	128,377
Change in fair value of MSRs due to valuation assumptions (net of hedges) (4)	(234,556)	(266,969)	(18,498)	(1,006,186)
Career transition program (5)	—	61,006	—	61,006
Change in Tax receivable agreement liability (6)	—	(24,354)	—	(24,354)
Tax impact of adjustments (7)	44,660	41,434	(20,439)	210,872
Other tax adjustments (8)	973	935	1,946	1,935
Adjusted Net Income (Loss)	$(33,029)	$(66,939)	$(143,624)	$226,459

(1)    Reflects net income (loss) to Class A common stock from pro forma exchange and conversion of corresponding shares of our Class D common shares held by non-controlling interest holders as of June 30, 2023 and 2022.

(2)    Rocket Companies is subject to U.S. Federal income taxes, in addition to state, local and Canadian taxes with respect to its allocable share of any net taxable income (loss) of Holdings. The Adjustment to the (provision for) benefit from income tax reflects the difference between (a) the income tax computed using the effective tax rates below applied to the Income (loss) before income taxes assuming Rocket Companies, Inc. owns 100% of the non-voting common interest units of Holdings and (b) the (Benefit from) provision for income taxes.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss) attributable to Rocket Companies	$7,438	$3,415	$(11,085)	$57,127
Net income (loss) impact from pro forma conversion of Class D common shares to Class A common shares	132,293	56,963	(260,064)	1,040,468
(Benefit from) provision for income taxes	(782)	18,761	(5,286)	44,610
Adjusted income (loss) before income taxes	138,949	79,139	(276,435)	1,142,205

Effective Income Tax Rate for Adjusted Net Income (Loss)	24.29%	24.51%	24.29%	25.16%

Adjusted provision for (benefit from) income taxes	33,751	19,397	(67,146)	287,396
(Benefit from) provision for income taxes	(782)	18,761	(5,286)	44,610
Adjustment to the (provision for) benefit from income tax	$(34,533)	$(636)	$61,860	$(242,786)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Statutory U.S. Federal Income Tax Rate	21.00%	21.00%	21.00%	21.00%
Canadian taxes	0.01	0.01	0.01	0.01
State and Local Income Taxes (net of federal benefit)	3.28	3.50	3.28	4.15
Effective Income Tax Rate for Adjusted Net Income (Loss)	24.29%	24.51%	24.29%	25.16%

(3)    The three and six months ended June 30, 2022 amounts exclude the impact of the career transition program.

(4)    Reflects changes in assumptions including discount rates and prepayment speed assumptions, mostly due to changes in market interest rates, and the effects of contractual prepayment protection associated with sales of MSRs.

(5)    Reflects net expenses associated with compensation packages, healthcare coverage, career transition services, and accelerated vesting of certain equity awards.

(6)    Reflects changes in estimates of tax rates and other variables of the Tax receivable agreement liability.

(7)    Tax impact of adjustments gives effect to the income tax related to share-based compensation expense, the change in fair value of MSRs due to valuation assumptions, career transition program, and the change in Tax receivable agreement liability, at the effective tax rates for each quarter.

(8)    Represents tax benefits due to the amortization of intangible assets and other tax attributes resulting from the purchase of Holdings units, net of payment obligations under Tax Receivable Agreement.

Reconciliation of Adjusted Diluted Weighted Average Shares Outstanding to Diluted Weighted Average Shares Outstanding

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands, except shares and per share)	2023	2022	2023	2022
Diluted weighted average Class A Common shares outstanding	1,979,450,651	1,971,741,764	1,977,148,197	1,973,624,016
Assumed pro forma conversion of Class D shares (1)	—	—	—	—
Adjusted diluted weighted average shares outstanding	1,979,450,651	1,971,741,764	1,977,148,197	1,973,624,016

Adjusted Net Income (Loss)	$(33,029)	$(66,939)	$(143,624)	$226,459
Adjusted Diluted Earnings (Loss) Per Share	$(0.02)	$(0.03)	$(0.07)	$0.11

(1)    Reflects the pro forma exchange and conversion of non-dilutive Class D common stock to Class A common stock. For the three and six months ended June 30, 2023 and 2022, Class D common shares were dilutive and are included in the diluted weighted average Class A common shares outstanding in the table above.

Reconciliation of Adjusted EBITDA to Net Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Net income (loss)	$139,152	$59,756	$(272,331)	$1,096,364
Interest and amortization expense on non-funding debt	38,334	38,282	76,667	76,946
Income tax (benefit) provision	(782)	18,761	(5,286)	44,610
Depreciation and amortization	25,357	24,780	56,042	45,822
Share-based compensation expense (1)	50,696	61,267	102,656	128,377
Change in fair value of MSRs due to valuation assumptions (net of hedges) (2)	(234,556)	(266,969)	(18,498)	(1,006,186)
Career transition program (3)	—	61,006	—	61,006
Change in Tax receivable agreement liability (4)	—	(24,354)	—	(24,354)
Adjusted EBITDA	$18,201	$(27,471)	$(60,750)	$422,585

(1)    The three and six months ended June 30, 2022 amounts exclude the impact of the career transition program.

(2)    Reflects changes in assumptions including discount rates and prepayment speed assumptions, mostly due to changes in market interest rates, and the effects of contractual prepayment protection associated with sales of MSRs.

(3)    Reflects net expenses associated with compensation packages, healthcare coverage, career transition services, and accelerated vesting of certain equity awards.

(4)    Reflects changes in estimates of tax rates and other variables of the Tax receivable agreement liability.

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

The following summarizes key performance indicators of the business:

	Three Months Ended June 30,		Six Months Ended June 30,
(Units and $ in thousands)	2023	2022	2023	2022
Loan Production Data
Closed loan origination volume	$22,330,333	$34,543,916	$39,259,665	$88,520,731
Direct to Consumer origination volume	$12,413,898	$20,298,510	$22,223,597	$53,425,046
Partner Network origination volume	$9,916,435	$14,245,406	$17,036,068	$35,095,685
Gain on sale margin (1)	2.67%	2.92%	2.54%	2.98%

	June 30,
	2023	2022
Servicing Portfolio Data
Total serviced UPB (includes subserviced)	$503,693,198	$537,854,227
MSRs UPB of loans serviced	$461,947,608	$485,422,026
UPB of loans subserviced and temporarily serviced	$41,745,590	$52,432,201
Total loans serviced (includes subserviced)	2,414.3	2,532.3
Number of MSRs loans serviced	2,312.6	2,396.6
Number of loans subserviced and temporarily serviced	101.7	135.7
MSR fair value multiple (2)	4.99	4.83
Total serviced MSR delinquency rate (60+)	1.10%	1.12%
Net client retention rate (trailing twelve months) (3)	97%	93%

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Other Rocket Companies
Amrock closings (units)	42.8	82.6	78.7	250.9
Rocket Homes real estate transactions	7.1	10.4	11.7	18.6
Rockethomes.com average unique monthly visitors (4)	1,746.2	2,884.8	1,429.1	2,738.1
Rocket Loans closed (units)	10.8	7.2	19.3	12.5
Total Other Rocket Companies gross revenue	$98,089	$157,999	$180,201	$422,259
Total Other Rocket Companies net revenue (5)	$96,055	$157,708	$176,407	$419,623
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

(2)    MSRs fair market value multiple is a metric used to determine the relative value of the MSRs asset in relation to the annualized retained servicing fee, which is the cash that the holder of the MSRs asset would receive from the portfolio over such period. It is calculated as the quotient of (a) the MSRs fair market value as of a specified date divided by (b) the weighted average annualized retained servicing fee for our MSRs portfolio as of such date. The weighted average annualized retained servicing fee for our MSRs portfolio was 0.28% and 0.30% as of June 30, 2023 and 2022, respectively. The vast majority of our portfolio consists of originated MSRs and consequently, the impact of purchased MSRs does not have a material impact on our weighted average service fee.

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

Description of Certain Components of Financial Data

Components of Revenue

Our sources of revenue include Gain on sale of loans, net, Loan servicing income, net, Interest income, net, and Other income.

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

Loan servicing income, net
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

Other income

Other income includes revenues generated from Amrock (title insurance services, property valuation, and settlement services), Rocket Homes (real estate network referral fees), Core Digital Media (third party lead generation revenues), Rocket Connections (third party sales and support revenues), Rocket Money (personal finance subscription revenue), Rocket Loans (personal and solar loans), deposit interest income and professional service fees. The professional service fees represent amounts received in exchange for professional services provided to affiliated companies. Services are provided primarily in connection with technology, facilities, human resources, accounting, training, and security functions. Other income also includes revenues from investment interest income and other miscellaneous income items.

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

Non-controlling interest

We are the sole managing member of Holdings and consolidate the financial results of Holdings. Therefore, we report a non-controlling interest based on the Holdings Units of Holdings held by Dan Gilbert, our founder and Chairman (our "Chairman") and RHI on our Condensed Consolidated Balance Sheets. Income or loss is attributed to the non-controlling interests based on the weighted average Holdings Units outstanding during the period and is presented on the Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss). Refer to Note 12, Non-controlling Interest for more information on non-controlling interests.
Results of Operations for the Three and Six Months Ended June 30, 2023 and 2022
Summary of Operations

Condensed Statement of Operations Data	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Revenue
Gain on sale of loans, net	$594,469	$806,838	$1,064,032	$2,290,623
Servicing fee income	343,591	357,578	709,976	723,793
Change in fair value of MSRs	42,377	(12,522)	(355,902)	441,858
Interest income, net	36,685	36,490	74,369	85,334
Other income	219,105	204,035	409,820	521,407
Total revenue, net	$1,236,227	$1,392,419	$1,902,295	$4,063,015
Expenses
Salaries, commissions and team member benefits	579,139	754,125	1,182,914	1,608,040
General and administrative expenses	200,425	229,706	395,815	505,563
Marketing and advertising expenses	218,843	231,522	400,447	559,580
Interest and amortization expense on non-funding-debt	38,334	38,282	76,667	76,946
Other expenses	61,116	60,267	124,069	171,912
Total expenses	$1,097,857	$1,313,902	$2,179,912	$2,922,041
Income (loss) before income taxes	138,370	78,517	(277,617)	1,140,974
Benefit from (provision for) income taxes	782	(18,761)	5,286	(44,610)
Net income (loss)	139,152	59,756	(272,331)	1,096,364
Net (income) loss attributable to non-controlling interest	(131,714)	(56,341)	261,246	(1,039,237)
Net income (loss) attributable to Rocket Companies	$7,438	$3,415	$(11,085)	$57,127
Gain on sale of loans, net

The components of gain on sale of loans for the periods presented were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Net gain (loss) on sale of loans (1)	$207,937	$(448,270)	$415,909	$(573,864)
Fair value of originated MSRs	314,840	459,473	519,400	1,256,088
Provision for investor reserves	(45,536)	(9,846)	(92,841)	(12,232)
Fair value adjustment on loans held for sale and IRLCs	(68,215)	258,075	108,917	(485,426)
Revaluation from forward commitments economically hedging loans held for sale and IRLCs	185,443	547,406	112,647	2,106,057
Gain on sale of loans, net	$594,469	$806,838	$1,064,032	$2,290,623

(1)    Net gain (loss) on sale of loans represents the premium received in excess of the UPB, plus net origination fees.

The table below provides details of the characteristics of our mortgage loan production for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Loan origination volume by type:
Conventional Conforming	$13,706,186	$27,367,582	$24,331,421	$68,747,266
FHA/VA	6,973,614	6,609,832	12,039,240	15,696,827
Non-Agency	1,650,533	566,502	2,889,004	4,076,638
Total mortgage loan origination volume	$22,330,333	$34,543,916	$39,259,665	$88,520,731
Portfolio metrics:
Average loan amount	$280	$289	$277	$284
Weighted average loan-to-value ratio	75.65%	73.63%	75.36%	70.90%
Weighted average credit score	734	732	733	735
Weighted average loan rate	6.29%	4.56%	6.23%	3.82%
Percentage of loans sold:
To GSEs and government	92.25%	89.95%	90.85%	90.96%
To other counterparties	7.75%	10.05%	9.15%	9.04%
Servicing-retained	98.97%	98.86%	99.24%	99.51%
Servicing-released	1.03%	1.14%	0.76%	0.49%

Net rate lock volume (1)	$22,244,339	$29,385,447	$41,779,222	$78,998,947
Gain on sale margin (2)	2.67%	2.92%	2.54%	2.98%

(1)    Net rate lock volume includes the UPB of loans subject to IRLCs, net of the pull-through factor as described in the “Description of Certain Components of Financial Data” section of our most recently filed Form10-K.
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

Three months ended June 30, 2023 summary

Gain on sale of loans, net was $594.5 million, a decrease of $212.4 million, or 26%, when compared to $806.8 million for the same period in 2022. This was driven by a 24% decrease in net rate lock volume during the period, caused by higher interest rates. Net (loss) gain on sale of loans, Fair value adjustment on loans held for sale and IRLCs and Revaluation from forward commitments economically hedging loans held for sale decreased by 32.0 million, or 9%, partially driven by the decrease in net rate lock volume.

In addition, the fair value of MSRs originated was $314.8 million, a decrease of $144.6 million, or 31%, when compared to $459.5 million for the same period in 2022. The decrease was primarily due to a reduction in sold loan volume of $11.1 billion, or 34%, to $22.0 billion in 2023 from $33.1 billion in 2022.

The provision for investor reserves is related to the provision to establish our estimated liabilities associated with the potential repurchase or indemnity of purchasers of loans previously sold due to representation and warranty claims by investors, as well as gains or losses incurred on repurchased loans. The $35.7 million change from a $45.5 million provision in 2023, compared to a $9.8 million provision for the same period in 2022, was primarily due to revisions of our loss assumptions and repurchased loan activity in the current year when compared to the same period in 2022.

Six months ended June 30, 2023 summary

Gain on sale of loans, net was $1.1 billion, a decrease of $1.2 billion, or 54%, as compared with $2.3 billion for the same period in 2022, primarily driven by the changes in Net gain (loss) on sale of loans, Fair value adjustment on loans held for sale and IRLCs and IRLCs and Revaluation from forward commitments economically hedging loans held for sale. Increased interest rates during the period led to a 47% decrease in net rate lock volume, which drove a 39% combined decrease in in these three components.

The fair value of MSRs originated was $519.4 million, a decrease of $736.7 million, or 59%, when compared to $1.3 billion in 2022. The decrease was primarily due to a reduction in sold loan volume of $57.9 billion, or 61%, to $37.4 billion in 2023 from $95.3 billion in 2022.

The provision for investor reserves is related to the provision to establish our estimated liabilities associated with the potential repurchase or indemnity of purchasers of loans previously sold due to representation and warranty claims by investors. The $80.6 million change from a $92.8 million provision in 2023, compared to a $12.2 million provision for the same period in 2022, was primarily due to revisions of our loss assumptions and repurchased loan activity in the current year when compared to the same period in 2022.

Loan servicing income, net
For the periods presented, Loan servicing income, net consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Retained servicing fee	$331,062	$347,400	$684,923	$703,952
Subservicing income	2,893	2,434	5,181	4,754
Ancillary income	9,636	7,744	19,872	15,087
Servicing fee income	343,591	357,578	709,976	723,793
Change in valuation model inputs or assumptions (1)	240,698	281,816	22,225	1,046,539
Change in fair value of MSRs hedge	(6,142)	(14,847)	(3,727)	(40,353)
Collection / realization of cash flows	(192,179)	(279,491)	(374,400)	(564,328)
Change in fair value of MSRs	42,377	(12,522)	(355,902)	441,858
Loan servicing income, net	$385,968	$345,056	$354,074	$1,165,651

(1) Includes the effect of contractual prepayment protection resulting from sales of MSRs prepayment protection

	June 30,
($ in thousands)	2023	2022
MSRs UPB of loans serviced	$461,947,608	$485,422,026
Number of MSRs loans serviced	2,312,601	2,396,613
UPB of loans subserviced and temporarily serviced	$41,745,590	$52,432,201
Number of loans subserviced and temporarily serviced	101,686	135,692
Total serviced UPB	$503,693,198	$537,854,227
Total loans serviced	2,414,287	2,532,305
MSRs fair value	$6,443,632	$6,657,758
Total serviced delinquency count (60+) as % of total	1.10%	1.12%
Weighted average credit score	734	736
Weighted average LTV	71.30%	70.77%
Weighted average loan rate	3.54%	3.24%
Weighted average service fee	0.28%	0.30%

Three months ended June 30, 2023 summary

Loan servicing income, net was $386.0 million, an increase of $40.9 million, or 12%, which compares to $345.1 million for the same period in 2022. The increase was primarily driven by the change of $192.2 million in collection/ realization of cash flows, which compares to $279.5 million for the same period in 2022. The change was due to a decrease in the number of loans that were paid off during the three months ended June 30, 2023 compared to the same period in 2022. This was partially offset by a decrease of $41.1 million, or 15% to the change in valuation model inputs or assumptions.

Six months ended June 30, 2023 summary

Loan servicing income was $354.1 million, which compares to $1.2 billion for the same period in 2022. The changes in valuation model inputs or assumptions was a $22.2 million increase in 2023, as compared to a $1.0 billion increase in 2022, predominately due to the decrease in prepayment speed assumptions in 2022, which was a result of increased mortgage rates. This change was partially offset by the change in collection/ realization of cash flows, which was $374.4 million in 2023, which compares to a change of $564.3 million for the same period in 2022.

Interest income, net

The components of Interest income, net for the periods presented were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Interest income	$80,757	$79,196	$147,501	$169,737
Interest expense on funding facilities	(44,072)	(42,706)	(73,132)	(84,403)
Interest income, net	$36,685	$36,490	$74,369	$85,334

Three months ended June 30, 2023 summary

Interest income, net was $36.7 million, an increase of $0.2 million, or 1%, compared to $36.5 million for the same period in 2022. The increase in interest income, net in 2023 was primarily attributable to an increase in interest rates in 2023, compared to the same period in 2022, partially off-set by less sold loan volume.

Six months ended June 30, 2023 summary

Interest income, net was $74.4 million for the six months ended June 30, 2023, a decrease of $11.0 million, or 13%, as compared to $85.3 million for the same period in 2022. The decrease in interest income, net in 2023 was primarily attributable to a decrease in sold loan volume, partially off-set by an increase in interest rates.

Other income

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Deposit interest income	$80,399	$8,151	$149,554	$16,158
Amrock revenue	69,167	123,026	128,163	348,972
Rocket Money revenue	47,420	30,955	92,802	63,966
Rocket Homes revenue	17,392	1,723	20,830	26,287
Rocket Loans revenue	1,064	32,959	8,072	44,365
Other (1)	3,663	7,221	10,399	21,659
Total Other income	$219,105	$204,035	$409,820	$521,407

(1) Other consists of revenue from additional entities and other miscellaneous income.

Three months ended June 30, 2023 summary

Other income was $219.1 million, an increase of $15.1 million, or 7%, compared to $204.0 million for the same period in 2022. The increase was primarily a result of an increase in deposit interest income of $72.2 million, attributable to higher interest earnings rates, partially offset by a decrease in revenues at Amrock of $53.9 million, driven by lower mortgage origination volume.

Six months ended June 30, 2023 summary

Other income decreased $111.6 million, or 21%, to $409.8 million for the six months ended June 30, 2023 as compared to $521.4 million for same period in 2022. The decrease was primarily a result of a reduction in revenues at Amrock of $220.8 million or 63%, driven by lower mortgage origination volume, which was partially offset by an increase in deposit interest income of $133.4 million .

Expenses

Expenses for the periods presented were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Salaries, commissions and team member benefits	$579,139	$754,125	$1,182,914	$1,608,040
General and administrative expenses	200,425	229,706	395,815	505,563
Marketing and advertising expenses	218,843	231,522	400,447	559,580
Interest and amortization expense on non-funding debt	38,334	38,282	76,667	76,946
Other expenses	61,116	60,267	124,069	171,912
Total expenses	$1,097,857	$1,313,902	$2,179,912	$2,922,041

Three months ended June 30, 2023 summary

Total expenses were $1.1 billion, a decrease of $216.0 million or 16%, compared with $1.3 billion for the same period in 2022. The decrease was driven by our cost saving measures affecting Salaries, commissions, and team member benefits, General and administrative expenses, and Marketing and advertising expenses. Salaries, commissions, and team member benefits were $579.1 million in 2023, a decrease of $175.0 million or 23%, compared with $754.1 million for the same period in 2022, primarily due to a decrease in team members in production roles and lower variable compensation associated with lower production levels. General and administrative expenses were $200.4 million, a decrease of $29.3 million or 13%, compared with $229.7 million for the same period in 2022, driven primarily by a decrease in loan processing costs. Marketing and advertising expenses were $218.8 million, a decrease of $12.7 million, or 5%, compared with $231.5 million for the same period in 2022, which was driven by a decrease in performance marketing in 2023.

Six months ended June 30, 2023 summary

Total expenses were $2.2 billion, a decrease of $742.1 million or 25%, as compared with $2.9 billion for the same period in 2022. The decrease was driven by our cost saving measures affecting Salaries, commissions, and team member benefits, General and administrative expenses, Marketing and advertising expenses and Other expenses, including production and other vendor-related costs. Salaries, commissions, and team member benefits was $1.2 billion in 2023, which was a decrease of $425.1 million or 26%, primarily due to a decrease in team members in production roles and lower variable compensation associated with a lower production levels. General and administrative expenses was $395.8 million, which was a decrease of $109.7 million or 22%, as compared with $505.6 million, primarily driven by a decrease in loan processing costs and vendor cost saving initiatives. Marketing and advertising expenses were $400.4 million, a decrease of $159.1 million, or 28%, compared with $559.6 million for the same period in 2022, which was driven by a decrease in performance marketing and brand marketing in 2023. Other expenses were $124.1 million, a decrease of $47.8 million, or 28%, as compared with $171.9 million, primarily due to decreases in title related expenses at Amrock.

Summary Results by Segment for the Three and Six Months Ended June 30, 2023 and 2022

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

We measure the performance of the segments primarily on a contribution margin basis. Contribution margin is intended to measure the direct profitability of each segment and is calculated as Adjusted Revenue less Directly attributable expenses. Adjusted Revenue is a non-GAAP financial measure described above. Directly attributable expenses include Salaries, commissions and team member benefits, General and administrative expenses, Marketing and advertising expenses and Other expenses, such as direct servicing costs and origination costs. For segments, we measure gain on sale margin of sold loans and refer to this metric as ‘sold loan gain on sale margin.’ A loan is considered sold when it is sold to investors on the secondary market. Sold loan gain on sale margin represents revenues on loans that have been sold divided by the sold UPB amount. Sold loan gain on sale margin is used specifically in the context of measuring the gain on sale margins of our Direct to Consumer and Partner Network segments. Sold loan gain on sale margin is an important metric in evaluating the revenue generating performance of our segments as it allows us to measure this metric at a segment level with a high degree of precision. By contrast, ‘gain on sale margin’, which we use outside of the segment discussion, measures the gain on sale revenue generation of our combined mortgage business. See below for our overview and discussion of segment results for the three and six months ended June 30, 2023 and 2022. For additional discussion, see Note 11, Segments of the notes to the unaudited condensed consolidated financial statements of this Form 10-Q.

Direct to Consumer Results

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Sold Loan Volume	$12,445,951	$19,538,097	$21,257,403	$55,702,825
Sold Loan Gain on Sale Margin	3.67%	4.17%	3.69%	4.06%
Revenue
Gain on sale	$476,052	$645,453	$866,394	$1,862,556
Interest income	45,484	50,944	83,606	108,546
Interest expense on funding facilities	(24,509)	(27,704)	(41,316)	(54,432)
Service fee income	342,328	356,779	707,545	722,279
Changes in fair value of MSRs	42,377	(12,522)	(355,902)	441,858
Other income	134,661	92,910	251,181	259,938
Total Revenue, net	$1,016,393	$1,105,860	$1,511,508	$3,340,745
Change in fair value of MSRs due to valuation assumptions, net of hedges	(234,556)	(266,969)	(18,498)	(1,006,186)
Adjusted Revenue	$781,837	$838,891	$1,493,010	$2,334,559
Less: Directly Attributable Expenses (1)	529,222	609,431	1,034,805	1,478,641
Contribution Margin	$252,615	$229,460	$458,205	$855,918

(1)    Direct expenses attributable to operating segments exclude corporate overhead, depreciation and amortization, and interest and amortization expense on non-funding debt.

Three months ended June 30, 2023 summary

Direct to Consumer Adjusted Revenue was $781.8 million, a decrease of $57.1 million, or 7% when compared to $838.9 million for the same period in 2022. Gain on sale revenue decreased $169.4 million, or 26%, due to a decline in sold loan volume and sold loan gain on sale margin. Sold loan volume was $12.4 billion, a decrease of $7.1 billion, or 36%. In addition, sold loan gain on sale margin was 3.67%, as compared to 4.17% for the same period in 2022, driven primarily by more price competition related to excess industry capacity. The decrease in Gain on Sale was partially offset by an increase in the change in fair value of MSRs of $54.9 million, which was driven by the change in the collection/realization of cash flows. Additionally, other income increased $41.8 million, or 45%, driven by an increase in deposit interest income as a result of higher interest earnings rates.

Direct to Consumer Directly Attributable Expenses decreased $80.2 million, or 13%, to $529.2 million, compared to $609.4 million in 2022. The decrease was primarily due to a decreased variable compensation and loan processing costs associated with lower volumes, fewer team members in production roles and reduced marketing spend.

Direct to Consumer Contribution Margin increased $23.2 million, or 10%, to $252.6 million, compared to $229.5 million for the same period in 2022. The increase in Contribution Margin was driven primarily by the decrease in Directly Attributable expenses, coupled with increases in Other income and Collection/realization of cash related to change in fair value of the MSR, which more than offset the decrease in Gain on sale revenue.

Six months ended June 30, 2023 summary

Direct to Consumer Adjusted Revenue was $1.5 billion, a decrease of $841.5 million, or 36% when compared to $2.3 billion for the same period in 2022. Gain on sale revenue decreased $996.2 million, or 53%, due to a decline in Direct to Consumer sold loan volume and gain on sale margins. Sold loan volume was $21.3 billion, a decrease of $34.4 billion, or 62% as compared to 2022. In addition, sold loan gain on sale margin was 3.69%, as compared to 4.06% during the same period in 2022, driven primarily by more price competition related to excess industry capacity. The change in fair value of MSRs due to valuation was $355.9 million loss, a change of $797.8 million, or 181% when compared to a $441.9 million increase in the same period in 2022.

Direct to Consumer Directly Attributable Expenses decreased $443.8 million, or 30%, to $1.0 billion compared to $1.5 billion during the same period in 2022. The decline was primarily due to decreased variable compensation and loan processing costs associated with lower volumes, fewer team members in production roles and reduced marketing spend.

Direct to Consumer Contribution Margin decreased $397.7 million, or 46%, to $458.2 million, compared to $855.9 million during the same period in 2022. The decrease in Contribution Margin was driven primarily by the decrease in Direct to Consumer sold loan volume and gain on sale margins noted above.

Partner Network Results

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Sold Loan Volume	$9,570,826	$13,579,618	$16,154,513	$39,612,993
Sold Loan Gain on Sale Margin	0.93%	1.29%	0.89%	1.04%
Revenue
Gain on sale	$108,580	$157,459	$180,574	$415,515
Interest income	36,043	27,547	63,715	59,715
Interest expense on funding facilities	(19,466)	(14,999)	(31,664)	(29,968)
Other income	4,196	7,202	7,814	23,679
Total Revenue, net	$129,353	$177,209	$220,439	$468,941
Change in fair value of MSRs due to valuation assumptions, net of hedges	—	—	—	—
Adjusted Revenue	$129,353	$177,209	$220,439	$468,941
Less: Directly Attributable Expenses	66,425	95,701	131,784	215,735
Total Contribution Margin	$62,928	$81,508	$88,655	$253,206

Three months ended June 30, 2023 summary

Partner Network Adjusted Revenue was $129.4 million, a decrease of $47.9 million, or 27% when compared to $177.2 million for the same period in 2022. Gain on sale revenue decreased $48.9 million, or 31%, due to a decline in sold loan volumes and sold loan gain on sale margin. Sold loan volume was $9.6 billion, a decrease of $4.0 billion, or 30%, compared to the same period in 2022. In addition, sold loan gain on sale margin was 0.93%, as compared to 1.29% for the same period in 2022, a decrease that was driven by more price competition related to excess industry capacity.

Partner Network Directly Attributable Expenses decreased $29.3 million, or 31%, to $66.4 million compared to $95.7 million for the same period in 2022. The decrease was driven primarily due to decreased variable compensation and loan processing costs associated with lower volumes and fewer team members in production roles.

Partner Network Contribution Margin decreased $18.6 million, or 23%, to $62.9 million compared to $81.5 million for the same period in 2022. The decrease in Contribution Margin was driven primarily by the decrease in sold loan volume and gain on sale margin noted above.

Six months ended June 30, 2023 summary

Partner Network Adjusted Revenue was $220.4 million, a decrease of $248.5 million, or 53% when compared to $468.9 million for the same period in 2022. Gain on sale revenue decreased $234.9 million, or 57%, due to a decline in sold loan volumes and sold loan gain on sale margin. Sold loan volume was $16.2 billion, a decrease of $23.5 billion, or 59%. In addition, sold loan gain on sale margin was 0.89%, as compared to 1.04% for the same period in 2022, a decrease that was driven by more price competition related to excess industry capacity.

Partner Network Directly Attributable Expenses decreased $84.0 million, or 39%, to $131.8 million, compared to $215.7 million for the same period in 2022. The decrease was due to decreased variable compensation and loan processing costs associated with lower volumes and fewer team members in production roles.

Partner Network Contribution Margin decreased $164.6 million, or 65%, to $88.7 million compared to $253.2 million for the same period in 2022. The decrease in Contribution Margin was driven primarily by the decrease in Partner Network sold loan volume and sold loan gain on sale margin noted above.

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

In order to originate and aggregate loans for sale into the secondary market, we use our own working capital and borrow or obtain money on a short-term basis primarily through committed and uncommitted funding facilities, generally established with large global banks.

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

As discussed in Note 5, Borrowings, of the notes to the unaudited condensed consolidated financial statements included in this Form 10-Q, as of June 30, 2023, we had 16 different funding and financing facilities in different amounts and with various maturities together with the Senior Notes. At June 30, 2023, the aggregate available amount under our facilities was $21.1 billion, with combined outstanding balances of $5.3 billion and unutilized capacity of $15.9 billion.

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

We remain in a strong liquidity position, with total liquidity of $8.6 billion as of June 30, 2023, which includes $0.9 billion of Cash and cash equivalents, $2.9 billion of corporate cash used to self-fund loan originations, a portion of which could be transferred to funding facilities (warehouse lines) at our discretion, $3.1 billion of undrawn lines of credit from financing facilities, and $1.7 billion of undrawn MSR lines. Margin cash held on behalf of counterparties is recorded in Cash and cash equivalents, and the related liability is classified in Other liabilities in the Condensed Consolidated Balance Sheets. Margin cash pledged to counterparties is excluded from Cash and cash equivalents and instead recorded in Other assets, as a receivable, in the Condensed Consolidated Balance Sheets.

Our funding facilities, early buy out facilities, MSRs facility and unsecured lines of credit also generally require us to comply with certain operating and financial covenants and the availability of funds under these facilities is subject to, among other conditions, our continued compliance with these covenants. These financial covenants include, but are not limited to, maintaining (1) a certain minimum tangible net worth, (2) minimum liquidity, (3) a maximum ratio of total liabilities or total debt to tangible net worth and (4) pre-tax net income requirements. A breach of these covenants can result in an event of default under these facilities and as such allows the lenders to pursue certain remedies. In addition, each of these facilities, as well as our unsecured lines of credit, includes cross default or cross acceleration provisions that could result in all facilities terminating if an event of default or acceleration of maturity occurs under any facility. We were in compliance with all covenants as of June 30, 2023 and December 31, 2022.

June 30, 2023 compared to June 30, 2022

Cash Flows

Our Cash and cash equivalents and Restricted cash were $917.8 million at June 30, 2023, a decrease of $66.3 million, or 7%, compared to $1.0 billion at June 30, 2022. The decrease was primarily driven by using more cash to self-fund loan originations and our net loss for the period, partially offset by the MSR sales during the period.

Equity

Equity was $8.4 billion as of June 30, 2023, a decrease of $407.3 million, or 5%, compared to $8.8 billion as of June 30, 2022. The decrease was primarily a result of a net loss of $668.8 million, partially offset by an increase in share-based compensation of $202.6 million.

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

During the six months ended June 30, 2023 the Company had no dividend or tax distributions. During the six months ended June 30, 2022 the Company had a $2.0 billion 2022 Special Dividend and $166.7 million in tax distributions, for a total of approximately $2.2 billion of distributions. Except for tax distributions, these distributions are at the discretion of our board of directors.

Contractual Obligations, Commercial Commitments, and Other Contingencies

There were no material changes outside the ordinary course of business to our outstanding contractual obligations as of June 30, 2023 from information and amounts previously disclosed as of December 31, 2022 in our Annual Report on Form 10-K under the caption “Contractual Obligations, Commercial Commitments, and Other Contingencies”. Refer to Notes 5, Borrowings, and 9, Commitments, Contingencies, and Guarantees, of the notes to the condensed consolidated financial statements for further discussion of contractual obligations, commercial commitments, and other contingencies, including legal contingencies.
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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of June 30, 2023, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Authorization

On November 10, 2020, our board of directors approved a share repurchase program of up to $1.0 billion of our Common Stock, including both Class A and Class D, which repurchases may be made, from time to time, in privately negotiated transactions or in the open market, in accordance with applicable securities laws (the “Share Repurchase Program”). The Share Repurchase Program was renewed on November 11, 2022 and will remain in effect for a two-year period. The Share Repurchase Program authorizes but does not obligate the Company to make any repurchases at any specific time. The timing and extent to which the Company repurchases its shares will depend upon, among other things, market conditions, share price, liquidity targets, regulatory requirements and other factors. As of June 30, 2023 approximately $590.7 million remain available under the Share Repurchase Program. There were no share repurchases during the three months ended June 30, 2023.

As of August 2, 2023, Rocket Companies repurchased 32.1 million shares at a weighted average price of $12.73. We have returned $409.3 million to shareholders in aggregate under the $1.0 billion Share Repurchase Program which was renewed in November 2022.

Item 5. Other Information

On July 7, 2023, Rocket Mortgage, LLC (“Borrower”), a subsidiary of the Company, entered into an increased commitment supplement (the “Supplement”) with Wells Fargo Bank, National Association as new lender (the “New Lender”) and JPMorgan Chase Bank, N.A. as agent (“Agent”). The Supplement modifies the Revolving Credit Agreement by and among the Borrower, the lending institutions and Agent (as amended, modified, or supplemented through the Supplement, the “Credit Agreement”).

The Supplement joins the New Lender to the lending institutions party to the Credit Agreement. In connection with the foregoing, the New Lender is providing an increase in commitments under the Credit Agreement by one hundred fifty million dollars ($150,000,000).

The Supplement did not modify the financial covenants, negative covenants, mandatory prepayment events or security provisions or arrangements under the Credit Agreement.

The above description of the terms of the Supplement is qualified in its entirety by reference to the full text of the Supplement, a copy of which is filed as an exhibit to this Form 10-Q.

Item 6. Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Rocket Companies, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed on September 2, 2020)
3.2	Amended and Restated Bylaws of Rocket Companies, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, filed on September 2, 2020)
10.1#*	Amendment Number Two to Loan and Security Agreement (MSR Facility) dated April 28, 2023 by and between Rocket Mortgage, LLC, as borrower, and Citibank, N.A., as lender
10.2*	Employment Agreement by and between RKT Holdings, LLC and Brian Brown, as amended October 2, 2022
10.3*	Employment Agreement dated as of October 2, 2022, by and between RKT Holdings, LLC and Tina John
10.4*	Employment Agreement dated as of March 27, 2023, by and between RKT Holdings, LLC and Bill Emerson
10.5*	Form of Director Restricted Stock Unit Agreement for use with Rocket Companies, Inc. 2020 Omnibus Incentive Plan
10.6#*	Increased Commitment Supplement to Revolving Credit Agreement, dated as of August 7, 2023
31.1*	Certification of CEO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)
31.2*	Certification of CFO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)
32.1*	Certification by the CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification by the CFO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
#	Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The Company agrees to furnish supplementally an unredacted copy of the exhibit to the Securities and Exchange Commission upon its request.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rocket Companies, Inc.

August 9, 2023	By:	/s/ Brian Brown
Date		Name: Brian Brown
Chief Financial Officer and Treasurer
(Principal Financial Officer, Principal Accounting Officer)