Form 10-Q
period 2023-09-30
Rocket Companies, Inc.
filed 2023-11-09
CIK 1805284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of November 2, 2023, 133,397,194 shares of the registrant's Class A common stock, $0.00001 par value, and 1,848,879,483 shares of the registrant's Class D common stock, $0.00001 par value, were outstanding.

Rocket Companies, Inc.
Form 10-Q
For the period ended September 30, 2023

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)
Rocket Companies, Inc.
Condensed Consolidated Balance Sheets
(In Thousands, Except Shares and Per Share Amounts)

	September 30, 2023	December 31, 2022
Assets	(Unaudited)
Cash and cash equivalents	$957,254	$722,293
Restricted cash	34,668	66,806
Mortgage loans held for sale, at fair value	8,012,552	7,343,475
Interest rate lock commitments (“IRLCs”), at fair value	92,568	90,635
Mortgage servicing rights (“MSRs”), at fair value	6,678,165	6,946,940
Notes receivable and due from affiliates	10,759	10,796
Property and equipment, net of accumulated depreciation and amortization of $521,167 and $463,262, respectively	256,411	274,192
Deferred tax asset, net	531,509	537,963
Lease right of use assets	355,412	366,189
Forward commitments, at fair value	168,561	22,444
Loans subject to repurchase right from Ginnie Mae	1,381,127	1,642,392
Goodwill and intangible assets, net	1,242,218	1,258,928
Other assets	927,535	799,159
Total assets	$20,648,739	$20,082,212
Liabilities and equity
Liabilities
Funding facilities	4,670,403	$3,548,699
Other financing facilities and debt
Senior Notes, net	4,032,078	4,027,970
Early buy out facility	256,749	672,882
Accounts payable	199,917	116,331
Lease liabilities	408,009	422,769
Forward commitments, at fair value	16,287	25,117
Investor reserves	95,567	110,147
Notes payable and due to affiliates	30,749	33,463
Tax receivable agreement liability	577,996	613,693
Loans subject to repurchase right from Ginnie Mae	1,381,127	1,642,392
Other liabilities	473,484	393,200
Total liabilities	$12,142,366	$11,606,663
Equity
Class A common stock, $0.00001 par value - 10,000,000,000 shares authorized, 131,270,295 and 123,491,606 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively.	$1	$1
Class B common stock, $0.00001 par value - 6,000,000,000 shares authorized, none issued and outstanding as of September 30, 2023 and December 31, 2022.	—	—
Class C common stock, $0.00001 par value - 6,000,000,000 shares authorized, none issued and outstanding as of September 30, 2023 and December 31, 2022.	—	—
Class D common stock, $0.00001 par value - 6,000,000,000 shares authorized, 1,848,879,483 shares issued and outstanding as of September 30, 2023 and December 31, 2022.	19	19
Additional paid-in capital	317,004	276,221
Retained earnings	294,770	300,394
Accumulated other comprehensive income	68	69
Non-controlling interest	7,894,511	7,898,845
Total equity	8,506,373	8,475,549
Total liabilities and equity	$20,648,739	$20,082,212
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Rocket Companies, Inc.
Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)
(In Thousands, Except Shares and Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue
Gain on sale of loans
Gain on sale of loans excluding fair value of MSRs, net	$241,496	$139,733	$786,128	$1,174,268
Fair value of originated MSRs	330,627	426,278	850,027	1,682,366
Gain on sale of loans, net	572,123	566,011	1,636,155	2,856,634
Loan servicing income
Servicing fee income	344,061	364,211	1,054,037	1,088,004
Change in fair value of MSRs	12,765	150,304	(343,137)	592,162
Loan servicing income, net	356,826	514,515	710,900	1,680,166
Interest income
Interest income	93,868	95,753	241,369	265,490
Interest expense on funding facilities	(55,924)	(46,173)	(129,056)	(130,576)
Interest income, net	37,944	49,580	112,313	134,914
Other income	236,275	164,580	646,095	685,987
Total revenue, net	1,203,168	1,294,686	3,105,463	5,357,701
Expenses
Salaries, commissions and team member benefits	589,584	670,804	1,772,498	2,278,844
General and administrative expenses	199,399	204,290	595,214	709,853
Marketing and advertising expenses	193,406	210,701	593,853	770,281
Depreciation and amortization	27,636	24,211	83,678	70,033
Interest and amortization expense on non-funding debt	38,354	38,317	115,021	115,263
Other expenses	37,164	40,008	105,191	166,098
Total expenses	1,085,543	1,188,331	3,265,455	4,110,372
Income (loss) before income taxes	117,625	106,355	(159,992)	1,247,329
(Provision for) benefit from income taxes	(2,680)	(10,131)	2,606	(54,741)
Net income (loss)	114,945	96,224	(157,386)	1,192,588
Net (income) loss attributable to non-controlling interest	(108,739)	(89,314)	152,507	(1,128,551)
Net income (loss) attributable to Rocket Companies	$6,206	$6,910	$(4,879)	$64,037

Earnings (loss) per share of Class A common stock
Basic	$0.05	$0.06	$(0.04)	$0.53
Diluted	$0.04	$0.04	$(0.06)	$0.47

Weighted average shares outstanding
Basic	129,390,501	119,020,520	126,971,718	120,156,494
Diluted	1,983,992,350	1,970,665,767	1,979,203,982	1,972,263,268

Comprehensive income (loss)
Net income (loss)	$114,945	$96,224	$(157,386)	$1,192,588
Cumulative translation adjustment	164	(990)	12	(1,081)
Unrealized gain on investment securities	—	2,270	—	516
Comprehensive income (loss)	115,109	97,504	(157,374)	1,192,023
Comprehensive (income) loss attributable to non-controlling interest	(108,893)	(90,513)	152,496	(1,128,016)
Comprehensive income (loss) attributable to Rocket Companies	$6,216	$6,991	$(4,878)	$64,007
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

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Rocket Companies, Inc.
Condensed Consolidated Statements of Changes in Equity
(In Thousands, Except Shares and Per Share Amounts)
(Unaudited)

	Class A Common Stock Shares	Class A Common Stock Amount	Class D Common Stock Shares	Class D Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Non-controlling Interest	Total Equity
Balance, December 31, 2022	123,491,606	$1	1,848,879,483	$19	$276,221	$300,394	$69	$7,898,845	$8,475,549
Net loss	—	—	—	—	—	(18,523)	—	(392,960)	(411,483)
Cumulative translation adjustment	—	—	—	—	—	—	—	7	7
Unrealized loss on investment securities	—	—	—	—	—	—	(101)	(1,488)	(1,589)
Share-based compensation, net	1,390,650	—	—	—	3,217	—	—	47,596	50,813
Distributions for state taxes on behalf of unit holders (members), net	—	—	—	—	—	(209)	—	326	117
Special Dividend to Class A Shareholders, net of forfeitures	—	—	—	—	—	23	—	347	370
Taxes withheld on employees' restricted share award vesting	—	—	—	—	(444)	—	—	(6,550)	(6,994)
Issuance of Class A common Shares under stock compensation and benefit plans	878,817	—	—	—	456	—	—	6,794	7,250
Change in controlling interest of investment, net	—	—	—	—	15,268	(688)	—	(19,275)	(4,695)
Balance, March 31, 2023	125,761,073	$1	1,848,879,483	$19	$294,718	$280,997	$(32)	$7,533,642	$8,109,345
Net income	—	—	—	—	—	7,438	—	131,714	139,152
Cumulative translation adjustment	—	—	—	—	—	—	(9)	(150)	(159)
Unrealized gain on investment securities	—	—	—	—	—	—	101	1,488	1,589
Share-based compensation, net	574,094	—	—	—	3,170	—	—	46,221	49,391
Contributions from unit holders (members) to subsidiary investment, net	—	—	—	—	—	—	—	61,378	61,378
Special Dividend to Class A Shareholders, net of forfeitures	—	—	—	—	—	82	—	1,200	1,282
Taxes withheld on employees' restricted share award vesting	—	—	—	—	(210)	—	—	(3,050)	(3,260)
Issuance of Class A common Shares under stock compensation and benefit plans	794,282	—	—	—	465	—	—	6,803	7,268
Change in controlling interest of investment, net	—	—	—	—	3,997	—	—	(5,129)	(1,132)
Balance, June 30, 2023	127,129,449	$1	1,848,879,483	$19	$302,140	$288,517	$60	$7,774,117	$8,364,854
Net income	—	—	—	—	—	6,206	—	108,739	114,945
Cumulative translation adjustment	—	—	—	—	—	—	10	154	164
Share-based compensation, net	3,338,087	—	—	—	2,671	—	—	38,213	40,884
Special Dividend to Class A Shareholders, net of forfeitures	—	—	—	—	—	47	—	661	708
Taxes withheld on employees' restricted share award vesting	—	—	—	—	(1,282)	—	—	(18,165)	(19,447)
Issuance of Class A common Shares under stock compensation and benefit plans	802,759	—	—	—	540	—	—	7,809	8,349
Change in controlling interest of investment, net	—	—	—	—	12,935	—	(2)	(17,017)	(4,084)
Balance, September 30, 2023	131,270,295	$1	1,848,879,483	$19	$317,004	$294,770	$68	$7,894,511	$8,506,373

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Rocket Companies, Inc.
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Operating activities
Net (loss) income	$(157,386)	$1,192,588
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	83,678	70,033
(Benefit from) provision for deferred income taxes	(3,587)	35,768
Origination of mortgage servicing rights	(850,027)	(1,682,366)
Change in fair value of MSRs, net	321,866	(683,001)
Gain on sale of loans excluding fair value of MSRs, net	(786,128)	(1,174,268)
Disbursements of mortgage loans held for sale	(61,002,673)	(115,269,087)
Proceeds from sale of loans held for sale	60,950,186	126,613,458
Share-based compensation expense	144,748	168,380
Change in assets and liabilities
Due from affiliates	36	(1,426)
Other assets	(128,040)	134,652
Accounts payable	83,586	(67,712)
Due to affiliates	(3,251)	(4,442)
Other liabilities	63,433	272,307
Total adjustments	$(1,126,173)	$8,412,296
Net cash (used in) provided by operating activities	$(1,283,559)	$9,604,884
Investing activities
Proceeds from sale of MSRs	$897,894	$473,971
Net purchase of MSRs	(106,389)	(18,640)
Decrease in mortgage loans held for investment	7,325	14,796
Purchases of investment securities, available for sale	(5,472)	—
Sales of investment securities, available for sale	6,479	—
Purchase and other additions of property and equipment, net of disposals	(60,876)	(87,958)
Net cash provided by investing activities	$738,961	$382,169
Financing activities
Net borrowings (payments) on funding facilities	$1,121,704	$(7,842,222)
Net payments on lines of credit	—	(75,000)
Net payments on early buy out facility	(416,133)	(1,082,326)
Net borrowings on notes payable from unconsolidated affiliates	536	1,257
Stock issuance	19,475	31,316
Share repurchase	—	(166,000)
Taxes withheld on employees' restricted share award vesting	(29,701)	(31,539)
Contributions (distributions) to other unit holders (members of Holdings)	51,528	(2,141,411)
Net cash provided by (used in) financing activities	$747,409	$(11,305,925)
Effects of exchange rate changes on cash and cash equivalents	12	(1,081)
Net increase (decrease) in cash and cash equivalents and restricted cash	202,823	(1,319,953)
Cash and cash equivalents and restricted cash, beginning of period	789,099	2,211,597
Cash and cash equivalents and restricted cash, end of period	$991,922	$891,644
Non-cash activities
Loans transferred to other real estate owned	$2,011	$1,075
Supplemental disclosures
Cash paid for interest on related party borrowings	$7,984	$4,061

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

Rocket Companies, Inc. is a holding company. Its primary material asset is the equity interest in Holdings which, including through its direct and indirect subsidiaries, conducts a majority of the Company's operations. Holdings is a Michigan limited liability company and wholly owns the following entities, with each entity's subsidiaries identified in parentheses: Rocket Mortgage, LLC, Amrock Holdings, LLC (“Amrock”, and "Nexsys Technologies LLC"), Amrock Title Insurance Company ("ATI"), LMB HoldCo LLC (“Core Digital Media”), RCRA Holdings LLC (Rock Connections LLC dba "'Rocket Connections” and “Rocket Auto”), Rocket Homes Real Estate LLC (“Rocket Homes”), RockLoans Holdings LLC (“Rocket Loans” and "Rocket Solar"), Rock Central LLC dba Rocket Central, Rocket Money, Inc.(“Rocket Money”),Rocket Worldwide Holdings Inc. (EFB Holdings Inc. (“Rocket Mortgage Canada”) and Lendesk Canada Holdings Inc. ("Lendesk Technologies")), Woodward Capital Management LLC, and Rocket Card, LLC. As used herein, “Rocket Mortgage” refers to either the Rocket Mortgage brand or platform, or the Rocket Mortgage business, as the context allows.

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

The Company's derivatives, IRLCs, MSRs, mortgage and non-mortgage loans held for sale, and available for sale and trading investment securities are measured at fair value on a recurring basis. Additionally, other assets may be required to be measured at fair value in the condensed consolidated financial statements on a nonrecurring basis. Examples of such measurements are mortgage loans transferred between held for investment and held for sale, certain impaired loans, and other real estate owned. For further details of the Company's transactions refer to Note 2, Fair Value Measurements.

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

Subsequent Events

In preparing these condensed consolidated financial statements, the Company evaluated events and transactions for potential recognition or disclosure through the date these condensed consolidated financial statements were issued. Refer to Note 5, Borrowings for disclosures on changes to the Company's debt agreements that occurred subsequent to September 30, 2023.

Share Repurchase Authorization

On November 1, 2022, the Company's board of directors approved the renewal of the share repurchase program effective November 11, 2022 (the "Share Repurchase Program"). The share repurchase program renews and extends the previously approved share repurchase program and authorizes the Company to repurchase shares of the Company’s common stock in an aggregate value, not to exceed $1 billion, from time to time, in the open market or through privately negotiated transactions, in accordance with applicable securities laws. The share repurchase program will remain in effect for a two-year period terminating in November 2024. The share repurchase program does not obligate the Company to make any repurchases at any specific time. The timing and extent to which the Company repurchases its shares will depend upon, among other things, market conditions, share price, liquidity targets, regulatory requirements and other factors. As of September 30, 2023 approximately $590.7 million remain available under the Share Repurchase Program. There were no share repurchases during the nine months ended September 30, 2023.

Special Dividends

On February 24, 2022, our board of directors authorized and declared a cash dividend (the "2022 Special Dividend") of $1.01 per share to the holders of our Class A common stock. The 2022 Special Dividend was paid on March 22, 2022 to holders of the Class A common stock of record as of the close of business on March 8, 2022. The Company funded the 2022 Special Dividend from cash distributions of approximately $2.0 billion by Holdings to all of its members, including the Company. There was no dividend authorized or declared during the nine months ended September 30, 2023.

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

The following revenue streams fall within the scope of ASC Topic 606 — Revenue from Contracts with Customers and are disaggregated hereunder:

Rocket Money subscription revenue — The Company recognizes subscription revenue ratably over the contract term beginning on the commencement date of each contract. We have determined that subscriptions represent a stand-ready obligation to perform over the subscription term. These performance obligations are satisfied over time as the customer simultaneously receives and consumes the benefits. Contracts are one month to one year in length. Subscription revenues were $46,448 and $32,649 for the three months ended September 30, 2023 and 2022, respectively and $128,627 and $84,578 for the nine months ended September 30, 2023 and 2022, respectively.

Amrock closing fees — The Company recognizes closing fees for non-recurring services provided in connection with the origination of the loan. These fees are recognized at the time of loan closing for purchase transactions or at the end of a client's three-day rescission period for refinance transactions, which represents the point in time the loan closing services performance obligation is satisfied. The consideration received for closing services is a fixed fee per loan that varies by state and loan type. Closing fees were $21,172 and $24,534 for the three months ended September 30, 2023 and 2022, respectively and $59,470 and $139,441 for the nine months ended September 30, 2023 and 2022, respectively.

Amrock appraisal revenue, net — The Company recognizes appraisal revenue when the appraisal service is completed. The Company may choose to deliver appraisal services directly to its client or subcontract such services to a third-party licensed and/or certified appraiser. In instances where the Company performs the appraisal, revenue is recognized as the gross amount of consideration received at a fixed price per appraisal. The Company is an agent in instances where a third-party appraiser is involved in the delivery of appraisal services and revenue is recognized net of third-party appraisal expenses. Appraisal revenue, net of intercompany eliminations, were $8,279 and $14,946 for the three months ended September 30, 2023 and 2022, respectively and $33,098 and $52,262 for the nine months ended September 30, 2023 and 2022, respectively.

Rocket Homes real estate network referral fees — The Company recognizes real estate network referral fee revenue based on arrangements with partner agencies contingent on the closing of a transaction. As this revenue stream is variable, and is contingent on the successful transaction close, the revenue is constrained until the occurrence of the transaction. At this point, the constraint on recognizing revenue is deemed to have been lifted and revenue is recognized for the consideration expected to be received. Real estate network referral fees, net of intercompany eliminations, were $16,841 and $12,647 for the three months ended September 30, 2023 and 2022, respectively and $37,588 and $38,916 for the nine months ended September 30, 2023 and 2022, respectively.

Professional service fees — The Company recognizes professional service fee revenue based on the delivery of services (e.g., human resources, technology, training) over the term of a contract. Consideration for the promised services is received through a combination of a fixed fee for the period and incremental fees paid for optional services that are available at an incremental rate determined at the time such services are requested. The Company recognizes the annual fee ratably over the life of the contract, as the performance obligation is satisfied equally over the term of the contract. For the optional services, revenue is only recognized at the time the services are requested and delivered and pricing is agreed upon. Professional service fee revenues were $2,203 and $3,030 for the three months ended September 30, 2023 and 2022, respectively and $6,672 and $9,140 for the nine months ended September 30, 2023 and 2022, respectively, and were rendered entirely to related parties.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
Core Digital Media lead generation revenue — The Company recognizes online consumer acquisition revenue based on successful delivery of marketing leads to a client at a fixed fee per lead. This service is satisfied at the time the lead is delivered, at which time revenue for the service is recognized. Online consumer acquisition revenue, net of intercompany eliminations, were $1,277 and $1,392 for the three months ended September 30, 2023 and 2022, respectively and $3,381 and $8,306 for the nine months ended September 30, 2023 and 2022, respectively.

Rocket Connections and Rocket Auto contact center revenue — The Company recognizes contact center revenue for communication services including client support and sales. Consideration received mainly includes a fixed base fee and/or a variable contingent fee. The fixed base fee is recognized ratably over the period of performance, as the performance obligation is considered to be satisfied equally throughout the service period. The variable contingent fee related to car sales is constrained until the sale of the car is completed. Contact center revenues, net of intercompany eliminations, were $115 and $2,349 for the three months ended September 30, 2023 and 2022, respectively and $824 and $15,506 for the nine months ended September 30, 2023 and 2022, respectively.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. We maintain our bank accounts with a relatively small number of high-quality financial institutions.

Restricted cash as of September 30, 2023 and 2022 consisted of cash on deposit for a repurchase facility and client application deposits, title premiums collected from the insured that are due to the underwritten, and principal and interest received in collection accounts for purchased assets. In 2022, the Company also had a $25,000 bond.

	September 30,
	2023	2022
Cash and cash equivalents	$957,254	$825,926
Restricted cash	34,668	65,718
Total cash, cash equivalents, and restricted cash in the statement of cash flows	$991,922	$891,644

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

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
Rocket Companies, Inc.’s financial position, performance and cash flows effectively represent those of Holdings and its subsidiaries as of and for the period ended September 30, 2023.

Accounting Standards Issued but Not Yet Adopted

In March 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update (“ASU”) 2023-01, Leases (Topic 842): Common Control Arrangements. The new guidance requires all lessees in a lease with a lessor under common control to amortize leasehold improvements over the useful life of the common control group and provides new guidance for recognizing a transfer of assets between entities under common control as an adjustment to equity when the lessee no longer controls the use of the underlying asset. This guidance is effective for fiscal years beginning after December 15, 2023. The Company expects no impact to the Consolidated Financial Statements and related disclosures upon adoption.

In October 2023, the FASB issued ASU 2023-06: Disclosure Improvements. The new guidance clarifies or improves disclosure and presentation requirements on a variety of Topics in the Codification. The amendments will align the requirements in the FASB Accounting Standard Codification with the SEC’s regulations. The Company is in the process of evaluating the impact that the adoption of this ASU will have to the Consolidated Financial Statements and related disclosures, which is not expected to be material.

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

The following is a description of measurement techniques for items recorded at fair value on a recurring basis. There were no material items recorded at fair value on a nonrecurring basis as of September 30, 2023 or December 31, 2022.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The table below shows a summary of financial statement items that are measured at estimated fair value on a recurring basis, including assets measured under the fair value option. There were no material transfers of assets or liabilities recorded at fair value on a recurring basis between Levels 1, 2 or 3 during the nine months ended September 30, 2023 or the year ended December 31, 2022.

	Level 1	Level 2	Level 3	Total
Balance at September 30, 2023
Assets:
Mortgage loans held for sale (1)	$—	$7,510,307	$502,245	$8,012,552
IRLCs	—	—	92,568	92,568
MSRs	—	—	6,678,165	6,678,165
Forward commitments	—	168,561	—	168,561
Investment securities (2)	—	38,208	—	38,208
Non-mortgage loans held for sale (2)	—	—	122,971	122,971
Total assets	$—	$7,717,076	$7,395,949	$15,113,025
Liabilities:
Forward commitments	$—	$16,287	$—	$16,287
Total liabilities	$—	$16,287	$—	$16,287

Balance at December 31, 2022
Assets:
Mortgage loans held for sale (1)	$—	$6,260,745	$1,082,730	$7,343,475
IRLCs	—	—	90,635	90,635
MSRs	—	—	6,946,940	6,946,940
Forward commitments	—	22,444	—	22,444
Total assets	$—	$6,283,189	$8,120,305	$14,403,494
Liabilities:
Forward commitments	$—	$25,117	$—	$25,117
Total liabilities	$—	$25,117	$—	$25,117

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
(1)     As of September 30, 2023 and December 31, 2022, $226.9 million and $314.4 million of unpaid principal balance of the level 3 mortgage loans held for sale were 90 days or more delinquent and were in non-accrual status.

(2)    These assets are included in Other assets on the Condensed Consolidated Balance Sheets.

The following tables present the quantitative information about recurring Level 3 fair value financial instruments and the fair value measurements as of:

	September 30, 2023		December 31, 2022
Unobservable Input	Range	Weighted Average	Range	Weighted Average
Mortgage loans held for sale
Model pricing	67% - 100%	86%	67% - 100%	86%
IRLCs
Loan funding probability	0% - 100%	72%	0% - 100%	68%
MSRs
Discount rate	9.5% - 12.5%	9.9%	9.5% - 12.5%	9.9%
Conditional prepayment rate	6.7% - 33.5%	7.2%	6.1% - 26.6%	6.9%
Non-mortgage loans held for sale
Discount rate	8.5% - 9.3%	8.6%	N/A	N/A

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
The table below presents a reconciliation of Level 3 assets measured at fair value on a recurring basis for the three and nine months ended September 30, 2023 and 2022. Mortgage servicing rights are also classified as a Level 3 asset measured at fair value on a recurring basis and its reconciliation is found in Note 3, Mortgage Servicing Rights.

	Mortgage Loans Held for Sale	IRLCs	Non-Mortgage Loans Held for Sale
Balance at June 30, 2023	$632,378	$127,690	$78,490
Transfers in (1)	180,127	—	46,513
Transfers out/principal reductions (1)	(276,249)	—	—
Net transfers and revaluation losses	—	(35,122)	—
Total losses included in net income for assets held at the end of the reporting date	(34,011)	—	(2,032)
Balance at September 30, 2023	$502,245	$92,568	$122,971

Balance at June 30, 2022	$1,557,784	$309,497	$—
Transfers in (1)	197,851	—	—
Transfers out/principal reductions (1)	(449,826)	—	—
Net transfers and revaluation losses	—	(301,754)	—
Total losses included in net income for assets held at the end of the reporting date	(94,150)	—	—
Balance at September 30, 2022	$1,211,659	$7,743	$—

Balance at December 31, 2022	$1,082,730	$90,635	$—
Transfers in (1)	588,894	—	125,756
Transfers out/principal reductions (1)	(1,093,226)	—	—
Net transfers and revaluation gains	—	1,933	—
Total losses included in net income for assets held at the end of the reporting date	(76,153)	—	(2,785)
Balance at September 30, 2023	$502,245	$92,568	$122,971

Balance at December 31, 2021	$2,309,366	$538,861	$—
Transfers in (1)	1,020,274	—	—
Transfers out/principal reductions (1)	(1,901,561)	—	—
Net transfers and revaluation losses	—	(531,118)	—
Total losses included in net income for assets held at the end of the reporting date	(216,420)	—	—
Balance at September 30, 2022	$1,211,659	$7,743	$—
(1)    Transfers in represent loans repurchased from investors or loans originated for which an active market currently does not exist. Transfers out primarily represent loans sold to third parties and loans paid in full.

Investment Securities

Investment securities consist of debt securities that are classified as trading securities. During the three months ended June 30, 2023, the Company transferred these investments from available for sale classification to trading securities classification. As a result of the transfer of classification, the Company recognized $1,589 of unrealized losses to Net Income on the Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) from Accumulated Other Comprehensive Income (Loss) within Condensed Consolidated Statements of Changes in Equity. The Company used the specific identification as the basis of recording trades of investment securities. As of September 30, 2023 there was $1,980 unrealized losses on trading securities held.

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

	Fair Value	Principal Amount Due Upon Maturity	Difference (1)
Balance at September 30, 2023
Mortgage loans held for sale	$8,012,552	$8,051,618	$(39,066)
Non-mortgage loans held for sale	$122,971	$125,756	$(2,785)

Balance at December 31, 2022
Mortgage loans held for sale	$7,343,475	$7,424,223	$(80,748)
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

	September 30, 2023		December 31, 2022
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior Notes, due 10/15/2026	$1,143,145	$1,012,529	$1,141,432	$984,963
Senior Notes, due 1/15/2028	61,430	56,944	61,330	57,039
Senior Notes, due 3/1/2029	744,568	619,830	743,815	595,493
Senior Notes, due 3/1/2031	1,239,972	993,212	1,238,958	961,450
Senior Notes, due 10/15/2033	842,963	643,221	842,435	625,175
Total Senior Notes, net	$4,032,078	$3,325,736	$4,027,970	$3,224,120

The fair value of Senior Notes was calculated using the observable bond price at September 30, 2023 and December 31, 2022, respectively. The Senior Notes are classified as Level 2 in the fair value hierarchy.

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

The following table summarizes changes to the MSR assets:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Fair value, beginning of period	$6,443,632	$6,657,758	$6,946,940	$5,385,613
MSRs originated	330,627	426,278	850,027	1,682,366
MSRs sales	(221,893)	—	(897,894)	(474,022)
MSRs purchases	103,115	—	103,115	—
Changes in fair value (1):
Due to changes in valuation model inputs or assumptions	212,128	432,211	239,821	1,484,039
Due to collection/realization of cash flows	(189,444)	(256,181)	(563,844)	(817,930)
Total changes in fair value	22,684	176,030	(324,023)	666,109
Fair value, end of period	$6,678,165	$7,260,066	$6,678,165	$7,260,066

(1)    Reflects changes in assumptions including discount rates and prepayment speed assumptions, mostly due to changes in market interest rates. In addition, it reflects the gains or losses on sales of MSRs during the period. Does not include the change in fair value of derivatives that economically hedge MSRs identified for sale or the effects of contractual prepayment protection resulting from sales or purchases of MSRs.

The total UPB of mortgage loans serviced, excluding subserviced loans, at September 30, 2023 and December 31, 2022 was $470,203,438 and $486,540,840, respectively. The portfolio primarily consists of high-quality performing agency and government (FHA and VA) loans. As of September 30, 2023, delinquent loans (defined as 60-plus days past-due) were 1.13% of our total portfolio. During the three and nine months ended September 30, 2023, the Company sold excess servicing cash flows on certain agency loans for total proceeds of $136,916 and $383,694, respectively.

The following is a summary of the weighted average discount rate and prepayment speed assumptions used to determine the fair value of MSRs as well as the expected life of the loans in the servicing portfolio:

	September 30, 2023	December 31, 2022
Discount rate	9.9%	9.9%
Prepayment speeds	7.2%	6.9%
Life (in years)	7.99	8.08

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

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
The following table stresses the discount rate and prepayment speeds at two different data points:

	Discount Rate		Prepayment Speeds
	100 BPS Adverse Change	200 BPS Adverse Change	10% Adverse Change	20% Adverse Change
September 30, 2023
Mortgage servicing rights	$(274,927)	$(531,819)	$(163,684)	$(319,652)
December 31, 2022
Mortgage servicing rights	$(295,754)	$(565,704)	$(171,297)	$(334,664)

4. Mortgage Loans Held for Sale

The Company sells substantially all of its originated mortgage loans into the secondary market. The Company retains the right to service a majority of these loans upon sale through ownership of servicing rights. A reconciliation of the changes in mortgage loans held for sale to the amounts presented on the Condensed Consolidated Statements of Cash Flows is below:

	Nine Months Ended September 30,
	2023	2022
Balance at the beginning of period	$7,343,475	$19,323,568
Disbursements of mortgage loans held for sale	61,002,673	115,269,087
Proceeds from sales of mortgage loans held for sale (1)	(60,919,447)	(126,593,308)
Gain on sale of mortgage loans excluding fair value of other financial instruments, net (2)	585,851	1,123,763
Balance at the end of period	$8,012,552	$9,123,110

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

Credit Risk

The Company is subject to credit risk associated with mortgage loans that it purchases and originates during the period of time prior to the sale of these loans. The Company considers credit risk associated with these loans to be insignificant as it holds the loans for a short period of time, which for the nine months ended September 30, 2023 is, on average, approximately 33 days from the date of borrowing, and the market for these loans continues to be highly liquid. The Company is also subject to credit risk associated with mortgage loans it has repurchased as a result of breaches of representations and warranties during the period of time between repurchase and resale.

5. Borrowings

The Company maintains various funding facilities and other non-funding debt as shown in the tables below. Interest rates typically have two main components; a base rate - most commonly SOFR, which is sometimes subject to a minimum floor - plus a spread. Some facilities have a commitment fee, which can be up to 50 basis points per year. The commitment fee charged by lenders is calculated based on the committed line amount multiplied by a negotiated rate. The Company is required to maintain certain covenants, including minimum tangible net worth, minimum liquidity, maximum total debt or liabilities to net worth ratio, pretax net income requirements, and other customary debt covenants, as defined in the agreements. The Company was in compliance with all covenants as of September 30, 2023.

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

Mortgage Funding Facilities

Facility Type	Collateral	Maturity	Line Amount	Committed Line Amount	Outstanding Balance as of September 30, 2023	Outstanding Balance as of December 31, 2022
Mortgage Loan funding:
1) Master Repurchase Agreement (1)(8)	Mortgage loans held for sale (7)	10/20/2023	$250,000	$50,000	$—	$49,381
2) Master Repurchase Agreement (8)	Mortgage loans held for sale (7)	11/30/2023	1,000,000	100,000	308,163	138,057
3) Master Repurchase Agreement (8)	Mortgage loans held for sale (7)	8/9/2024	2,000,000	250,000	227,486	702,128
4) Master Repurchase Agreement (2)(8)	Mortgage loans held for sale (7)	7/26/2024	1,500,000	550,000	1,046,188	917,621
5) Master Repurchase Agreement (8)	Mortgage loans held for sale (7)	9/8/2025	1,000,000	250,000	576,958	493,029
6) Master Repurchase Agreement (3)(8)	Mortgage loans held for sale (7)	9/9/2024	1,500,000	250,000	117,451	101,152
7) Master Repurchase Agreement (8)	Mortgage loans held for sale (7)	7/21/2025	1,000,000	100,000	170,454	186,707
8) Master Repurchase Agreement (4)(8)	Mortgage loans held for sale (7)	9/27/2024	750,000	100,000	614,666	171,642
			$9,000,000	$1,650,000	$3,061,366	$2,759,717
Mortgage Loan Early Funding:
9) Early Funding Facility (5)(8)	Mortgage loans held for sale (7)	(5)	$5,000,000	$—	$780,110	$561,874
10) Early Funding Facility (6)(8)	Mortgage loans held for sale (7)	(6)	2,000,000	—	742,627	227,108
			7,000,000	—	1,522,737	788,982

Total Mortgage Funding Facilities			$16,000,000	$1,650,000	$4,584,103	$3,548,699
(1)    This facility matured in October 2023.

(2)    This facility has a 12-month initial term, which can be extended for 3-months at each subsequent 3-month anniversary from the initial start date. Subsequent to September 30, 2023, this facility was amended to extend the maturity date to October 25, 2024.

(3)    This facility has an overall line size of $1,500,000. This facility also includes a $1,500,000 sublimit for MSR financing; Capacity is fully fungible and is not restricted by these allocations. Subsequent to September 30, 2023, this facility was amended to extend the maturity date to November 6, 2025.

(4)    Subsequent to September 30, 2023, this facility was amended to extend the maturity date to September 26, 2025.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)

(5)    This facility is an evergreen agreement with no stated termination or expiration date. This agreement can be terminated by either party upon written notice.

(6)    This facility has an overall line size of $2,000,000, which is reviewed every 90 days. This facility is an evergreen agreement with no stated termination or expiration date. This agreement can be terminated by either party upon written notice.

(7)    The Company has multiple borrowing facilities in the form of asset sales under agreements to repurchase. These borrowing facilities are secured by mortgage loans held for sale at fair value as the first priority security interest.

(8)    The interest rates charged by lenders on funding facilities included the applicable base rate plus a spread ranging from 1.00% to 1.80% for the nine months ended September 30, 2023, and the applicable base rate plus a spread ranging from 1.00% to 1.85% for the year ended December 31, 2022.

Other Funding Facilities

Facility Type	Collateral	Maturity	Line Amount	Committed Line Amount	Outstanding Balance as of September 30, 2023	Outstanding Balance as of December 31, 2022
Personal Loan funding:
1) Revolving Credit and Security Agreement (1)	Personal loans held for sale	1/30/2025	$125,000	$125,000	$86,300	$—
Total Other Funding Facilities			125,000	125,000	86,300	—

Total Funding Facilities			$16,125,000	$1,775,000	$4,670,403	$3,548,699

(1)    The interest rates charged by lenders on funding facilities included the applicable base rate plus a spread ranging from 1.00% to 1.80% for the nine months ended September 30, 2023, and the applicable base rate plus a spread ranging from 1.00% to 1.85% for the year ended December 31, 2022.

Financing Facilities

Facility Type	Collateral	Maturity	Line Amount	Committed Line Amount	Outstanding Balance as of September 30, 2023	Outstanding Balance as of December 31, 2022
Line of Credit Financing Facilities
1) Unsecured line of credit (1)	—	7/27/2025	$2,000,000	$—	$—	$—
2) Unsecured line of credit (1)	—	7/31/2025	100,000	—	—	—
3) Revolving credit facility (4)	—	8/10/2025	1,150,000	1,150,000	—	—
4) MSR line of credit (2)(4)	MSRs	10/20/2023	200,000	—	—	—
5) MSR line of credit (3)(4)	MSRs	9/9/2024	1,500,000	250,000	—	—
			$4,950,000	$1,400,000	$—	$—
Early Buyout Financing Facility
6) Early buy out facility (4)	Loans/ Advances	3/13/2024	$1,500,000	$—	$256,749	$672,882
(1)    Refer to Note 6, Transactions with Related Parties for additional details regarding this unsecured line of credit.

(2)    Subsequent to September 30, 2023, this facility was amended to extend the maturity date to November 10, 2023.

(3)    This facility is a sublimit of Master Repurchase Agreement 6, found above in Mortgage Funding Facilities. Refer to Subfootnote 3, Mortgage Funding Facilities for additional details regarding this financing facility. Subsequent to September 30, 2023, this facility was amended to extend the maturity date to November 6, 2025.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
(4)    The interest rates charged by lenders on the financing facilities included the applicable base rate, plus a spread ranging from 1.45% to 4.00% for the nine months ended September 30, 2023 and the year ended December 31, 2022.

Unsecured Senior Notes

Facility Type	Maturity	Interest Rate	Outstanding Principal September 30, 2023	Outstanding Principal December 31, 2022
Unsecured Senior Notes (1)	10/15/2026	2.875%	$1,150,000	$1,150,000
Unsecured Senior Notes (2)	1/15/2028	5.250%	61,985	61,985
Unsecured Senior Notes (3)	3/1/2029	3.625%	750,000	750,000
Unsecured Senior Notes (4)	3/1/2031	3.875%	1,250,000	1,250,000
Unsecured Senior Notes (5)	10/15/2033	4.000%	850,000	850,000
Total Senior Notes			$4,061,985	$4,061,985

Weighted Average Interest Rate			3.59%	3.59%

(1)    The 2026 Senior Notes are unsecured obligation notes with no asset required to pledge for this borrowing. Unamortized debt issuance costs are presented net against the Senior Notes reducing the $1,150,000 carrying amount on the Condensed Consolidated Balance Sheets by $6,855 and $8,569 as of September 30, 2023 and December 31, 2022, respectively.

(2)    The 2028 Senior Notes are unsecured obligation notes with no asset required to pledge for this borrowing. Unamortized debt issuance costs and discounts are presented net against the Senior Notes reducing the $61,985 carrying amount on the Condensed Consolidated Balance Sheets by $303 and $252 as of September 30, 2023, respectively, and $358 and $298, as of December 31, 2022, respectively.

(3)    The 2029 Senior Notes are unsecured obligation notes with no asset required to pledge for this borrowing. Unamortized debt issuance costs are presented net against the Senior Notes reducing the $750,000 carrying amount on the Condensed Consolidated Balance Sheets by $5,432 and $6,185 as of September 30, 2023 and December 31, 2022, respectively.

(4)    The 2031 Senior Notes are unsecured obligation notes with no asset required to pledge for this borrowing. Unamortized debt issuance costs are presented net against the Senior Notes reducing the $1,250,000 carrying amount on the Condensed Consolidated Balance Sheets by $10,028 and $11,040 as of September 30, 2023 and December 31, 2022, respectively.

(5)    The 2033 Senior Notes are unsecured obligation notes with no asset required to pledge for this borrowing. Unamortized debt issuance costs are presented net against the Senior Notes reducing the $850,000 carrying amount on the Condensed Consolidated Balance Sheets by $7,037 and $7,565 as of September 30, 2023 and December 31, 2022, respectively.

Refer to Note 2, Fair Value Measurements for information pertaining to the fair value of the Company’s debt as of September 30, 2023 and December 31, 2022.

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

Financing Arrangements

On June 9, 2017, Rocket Mortgage and RHI entered into an unsecured line of credit, as further amended and restated on September 16, 2021 (“RHI Line of Credit”), pursuant to which Rocket Mortgage has a borrowing capacity of $2,000,000. The RHI Line of Credit matures on July 27, 2025. Borrowings under the line of credit bear interest at a rate per annum of the applicable base rate, plus a spread of 1.25%. The line of credit is uncommitted and RHI has sole discretion over advances. The RHI Line of Credit also contains negative covenants which restrict the ability of the Company to incur debt and create liens on certain assets. It also requires Rocket Mortgage to maintain a quarterly consolidated net income before taxes if adjusted tangible net worth meets certain requirements. Rocket Mortgage made no repayments during the three and nine months ended September 30, 2023 or during the three months ended September 30, 2022 and repaid $762, all attributable to accrued interest, during the nine months ended September 30, 2022. There were no outstanding principal or interest amounts due to RHI as of September 30, 2023 and December 31, 2022, respectively.

RHI and ATI are parties to a surplus debenture, effective as of December 28, 2015, and as further amended and restated on July 31, 2023 (the “RHI/ATI Debenture”), pursuant to which ATI is indebted to RHI for an aggregate principal amount of $21,500. The RHI/ATI Debenture matures on December 31, 2030. Interest under the RHI/ATI Debenture accrues at an annual rate of 8%. Principal and interest under the RHI/ATI Debenture are due and payable quarterly, in each case subject to ATI achieving a certain amount of surplus and payments of all interest before principal payments begin. Any unpaid amounts of principal and interest shall be due and payable upon the maturity of the RHI/ATI Debenture. ATI repaid an aggregate of $250 and $750 for the three and nine months ended September 30, 2023 and 2022, respectively. The total amount of interest accrued was $434 and $1,286 for the three and nine months ended September 30, 2023 and 2022, respectively. The aggregate amount due to RHI was $30,617 and $30,081 as of September 30, 2023 and December 31, 2022, respectively.

On July 31, 2020, Holdings and RHI entered into an agreement for an uncommitted, unsecured revolving line of credit ("RHI 2nd Line of Credit’’), which will provide for financing from RHI to the Company of up to $100,000. The RHI 2nd Line of Credit matures on July 31, 2025. Borrowings under the line of credit will bear interest at a rate per annum of the applicable base rate plus a spread of 1.25%. The negative covenants of the line of credit restrict the ability of the Company to incur debt and create liens on certain assets. The line of credit also contains customary events of default. There were no draws on the RHI 2nd Line of Credit and no amounts outstanding as of September 30, 2023 and December 31, 2022, respectively.

The Notes receivable and due from affiliates was $10,759 and $10,796 as of September 30, 2023 and December 31, 2022, respectively. The Notes payable and due to affiliates was $30,749 and $33,463 as of September 30, 2023 and December 31, 2022, respectively.

Services, Products and Other Transactions

We have entered into transactions and agreements to provide certain services to Related Parties. We recognized revenue of $2,318 and $3,206 for the three months ended September 30, 2023 and 2022, respectively, and $7,184 and $9,437 for the nine months ended September 30, 2023 and 2022, respectively, for the performance of these services, which was included in Other income. We have also entered into transactions and agreements to purchase certain services, products and other transactions from Related Parties. We incurred expenses of $13,658 and $19,259 for the three months ended September 30, 2023 and 2022, respectively, and $41,158 and $86,155 for the nine months ended September 30, 2023 and 2022, respectively, for these products, services and other transactions, which are included in General and administrative expenses.

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

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
Promotional Sponsorships

The Company incurred marketing and advertising costs related to the Rocket Mortgage Field House Naming Rights Contract, which is with a related party. The Company incurred expenses of $2,212 and $2,169 for the three months ended September 30, 2023 and 2022, respectively, and $6,551 and $6,773 for the nine months ended September 30, 2023 and 2022, respectively, related to this arrangement.

Lease Transactions with Related Parties

The Company is a party to lease agreements for certain offices, including our headquarters in Detroit, with various affiliates of Bedrock Management Services LLC (“Bedrock”), a related party, and other related parties of the Company. The Company incurred expenses of $18,934 and $17,864 for the three months ended September 30, 2023 and 2022, respectively, and $55,620 and $55,419 for the nine months ended September 30, 2023 and 2022, respectively, related to these arrangements.

7. Income Taxes

The Company had income tax expense of $2,680 and $10,131 on Income before income taxes of $117,625 and $106,355 for the three months ended September 30, 2023 and 2022, respectively. The Company had an income tax benefit of $2,606 on Loss before income taxes of $159,992 and income tax expense of $54,741 on Income before income taxes of $1,247,329 for the nine months ended September 30, 2023 and 2022, respectively.

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

Payments of $35,697 and $40,721 were made to the LLC Members pursuant to the Tax Receivable Agreement during the nine months ended September 30, 2023 and 2022, respectively. No such payments were made in the three months ended September 30, 2023 or 2022.

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

For the three and nine months ended September 30, 2023, Holdings paid no tax distributions to holders of Holdings Units other than Rocket Companies. For the three and nine months ended September 30, 2022, Holdings paid tax distributions totaling zero and $166,698, respectively, to holders of Holdings Units other than Rocket Companies.

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

Net hedging gains and losses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Hedging gains (1)	$248,213	$659,653	$349,989	$2,742,902

(1)    Includes the change in fair value related to derivatives economically hedging MSRs identified for sale.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)

Refer to Note 2, Fair Value Measurements, for additional information on the fair value of derivative financial instruments.

Notional and Fair Value

The notional and fair values of derivative financial instruments not designated as hedging instruments were as follows:

	Notional Value	Derivative Asset	Derivative Liability
Balance at September 30, 2023:
IRLCs, net of loan funding probability (1)	$5,944,801	$92,568	$—
Forward commitments (2)	$11,278,072	$168,561	$16,287

Balance at December 31, 2022:
IRLCs, net of loan funding probability (1)	$4,373,465	$90,635	$—
Forward commitments (2)	$10,963,989	$22,444	$25,117

(1)    IRLCs are also discussed in Note 9, Commitments, Contingencies, and Guarantees.

(2)    Includes the fair value and net notional value related to derivatives economically hedging MSRs identified for sale.

Counterparty agreements for forward commitments contain master netting agreements. The table below presents the gross amounts of recognized assets and liabilities subject to master netting agreements. Margin cash is cash that is exchanged by counterparties to be held as collateral related to these derivative financial instruments. Margin cash held on behalf of counterparties is recorded in Cash and cash equivalents, and the related liability is classified in Other liabilities in the Condensed Consolidated Balance Sheets. Margin cash pledged to counterparties is excluded from cash and cash equivalents and instead recorded in Other assets as a margin call receivables from counterparties in the Condensed Consolidated Balance Sheets. The Company had zero and $24,102 of margin cash pledged to counterparties related to these forward commitments at September 30, 2023 and December 31, 2022, respectively. As of September 30, 2023 and December 31, 2022, there was $78,961 and $959 of margin cash held on behalf of counterparties, respectively.

	Gross Amount of Recognized Assets or Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Presented in the Condensed Consolidated Balance Sheets
Offsetting of Derivative Assets
Balance at September 30, 2023:
Forward commitments	$227,023	$(58,462)	$168,561
Balance at December 31, 2022:
Forward commitments	$71,484	$(49,040)	$22,444

Offsetting of Derivative Liabilities
Balance at September 30, 2023:
Forward commitments	$(20,801)	$4,514	$(16,287)
Balance at December 31, 2022:
Forward commitments	$(69,007)	$43,890	$(25,117)

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

Certain counterparties have master netting agreements. The master netting agreements contain a legal right to offset amounts due to and from the same counterparty. Derivative assets in the Condensed Consolidated Balance Sheets represent derivative contracts in a gain position, net of loss positions with the same counterparty and, therefore, also represent the Company’s maximum counterparty credit risk. The Company incurred no credit losses due to nonperformance of any of its counterparties during the three and nine months ended September 30, 2023 and 2022.

9. Commitments, Contingencies, and Guarantees

Interest Rate Lock Commitments

IRLCs are agreements to lend to a client as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company evaluates each client’s creditworthiness on a case-by-case basis.

The number of days from the date of the IRLC to expiration of fixed and variable rate lock commitments outstanding at September 30, 2023 and December 31, 2022 was approximately 42 days and 48 days on average, respectively.

The UPB of IRLCs was as follows:

	September 30, 2023		December 31, 2022
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
IRLCs	$8,064,102	$240,665	$6,108,132	$326,638

Commitments to Sell Mortgage Loans

In the ordinary course of business, the Company enters into contracts to sell existing mortgage loans held for sale into the secondary market at specified future dates. The amount of commitments to sell existing loans at September 30, 2023 and December 31, 2022 was $1,376,617 and $20,618, respectively.

Commitments to Sell Loans with Servicing Released

In the ordinary course of business, the Company enters into contracts to sell the MSRs of certain newly originated loans on a servicing released basis. In the event that a forward commitment is not filled and there has been an unfavorable market shift from the date of commitment to the date of settlement, the Company is contractually obligated to pay a pair-off fee on the undelivered balance. There were $326,913 and $223,314 of loans committed to be sold servicing released at September 30, 2023 and December 31, 2022, respectively.

Investor Reserves

The maximum exposure under the Company’s representations and warranties would be the outstanding principal balance and any premium received on all loans ever sold by the Company, less (i) loans that have already been paid in full by the mortgagee, (ii) loans that have defaulted without a breach of representations and warranties, (iii) loans that have been indemnified via settlement or make-whole, or (iv) loans that have been repurchased. Additionally, the Company may receive relief of certain representation and warranty obligations on loans sold to Fannie Mae or Freddie Mac on or after January 1, 2013 if Fannie Mae or Freddie Mac satisfactorily concludes a quality control loan file review or if the borrower meets certain acceptable payment history requirements within 12 or 36 months after the loan is sold to Fannie Mae or Freddie Mac. Investor reserves as of September 30, 2023 and December 31, 2022 were $95,567 and $110,147, respectively.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
Escrow Deposits

As a service to its clients, the Company administers escrow deposits on behalf of clients which represent undisbursed amounts received for payment of property taxes, insurance, funds for title services, principal, and interest on mortgage loans held for sale. Escrow deposits for property taxes, insurance and settlement funds for title services was $5,090,748 and $3,471,913, and for principal and interest was $2,533,831 and $2,529,326 at September 30, 2023 and December 31, 2022, respectively. These amounts are not considered assets of the Company and, therefore, are excluded from the Condensed Consolidated Balance Sheets. The Company remains contingently liable for the disposition of these deposits.

Guarantees

As of September 30, 2023 and December 31, 2022, the Company guaranteed the debt of a related party consisting of three separate guarantees totaling $2,205 and $3,495, respectively. As of September 30, 2023 and December 31, 2022, the Company did not record a liability on the Condensed Consolidated Balance Sheets for these guarantees because it was not probable that the Company would be required to make payments under these guarantees.

Tax Receivable Agreement

As indicated in Note 7, Income Taxes, the Company is party to a Tax Receivable Agreement.

Legal

Rocket Companies’ subsidiaries, among other things, engage in mortgage lending, title and settlement services, and other financial technology services. Rocket Companies and its subsidiaries operate in highly regulated industries and are routinely subject to various legal and administrative proceedings concerning matters that arise in the normal and ordinary course of business, including inquiries, complaints, subpoenas, audits, examinations, investigations and potential enforcement actions from regulatory agencies and state attorneys general; state and federal lawsuits and putative class actions; and other litigation. Periodically, we assess our potential liabilities and contingencies in connection with outstanding legal and administrative proceedings utilizing the latest information available. While it is not possible to predict the outcome of any of these matters, based on our assessment of the facts and circumstances, we do not believe any of these matters, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations or cash flows. However, actual outcomes may differ from those expected and could have a material effect on our financial position, results of operations, or cash flows in a future period. Rocket Companies accrues for losses when they are probable to occur and such losses are reasonably estimable. Legal costs are expensed as they are incurred.

As of September 30, 2023 and December 31, 2022, the Company had reserves related to potential damages in connection with any legal proceedings of $15,000. The ultimate outcome of these or other legal or administrative proceedings, including any monetary awards against us, is uncertain and there can be no assurance as to the amount of any such potential awards. Rocket Companies will incur defense costs and other expenses in connection with these proceedings. Plus, if a judgment for money that exceeds specified thresholds is rendered against us and we fail to timely pay, discharge, bond or obtain a stay of execution of such judgment, it is possible that we could be deemed in default of loan funding facilities and other agreements governing indebtedness. If the final resolution in one or more of these proceedings is unfavorable, it could have a material adverse effect on our business, liquidity, financial condition, cash flows and results of operations.

10. Minimum Net Worth Requirements

Certain secondary market investors and state regulators require the Company to maintain minimum net worth, liquidity and capital requirements. To the extent that these requirements are not met, secondary market investors and/or the state regulators may utilize a range of remedies including sanctions, and/or suspension or termination of selling and servicing agreements, which may prohibit the Company from originating, securitizing or servicing these specific types of mortgage loans.

Rocket Mortgage is subject to certain minimum net worth, minimum capital ratio and minimum liquidity requirements established by the Federal Housing Finance Agency (“FHFA”) for Fannie Mae and Freddie Mac Seller/Servicers, and Ginnie Mae for single family issuers. FHFA and Ginnie Mae revised their requirements for these ratios, and the new ratios went into effect September 30, 2023. The effective requirements as of September 30, 2023 are listed below. Furthermore, refer to Note 5, Borrowings for additional information regarding compliance with all covenant requirements.

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

The minimum net worth requirement for Ginnie Mae is defined as follows:

•    Base of $2,500, plus 35 basis points of the Ginnie Mae total single-family effective outstanding obligations, plus 25 basis points of total GSE single-family outstanding servicing portfolio balance, plus 25 basis points of total non-agency single-family outstanding serving portfolio.

•    Adjusted/Tangible Net Worth is defined as total equity less goodwill, intangible assets, affiliate receivables and certain pledged assets.

Minimum Capital Ratio

•    For Fannie Mae, Freddie Mac and Ginnie Mae, the Company is also required to hold a ratio of Adjusted/Tangible Net Worth to Total Assets greater than 6%.

Minimum Liquidity

The minimum liquidity requirement for Fannie Mae is defined as follows:

•    3.5 basis points of total GSE servicing, plus an incremental 200 basis points of total nonperforming Agency, measured as 90+ delinquencies, servicing in excess of 6% of the total Agency servicing UPB.

•    Allowable assets for liquidity may include unrestricted cash and cash equivalents and available for sale or held for trading investment grade securities (e.g., Agency MBS, Obligations of GSEs, US Treasury Obligations).

The minimum liquidity requirement for Freddie Mac is defined as follows:

•    7 basis points of the portion of the servicing UPB for GSEs if the Company remits interest or principal as scheduled, plus 3.5 basis points of total UPB of GSE servicing if the Company remits interest or principal as actually collected, plus 3.5 basis points of our other servicing UPB, plus 10 basis points of our servicing UPB for Ginnie Mae, plus 2 basis points of our UPB serviced for GSEs, plus 5 basis points of our UPB serviced for Ginnie Mae

•    Allowable assets for liquidity may include cash and cash equivalents (unrestricted) and available for sale or held for trading investment grade securities (e.g., Agency MBS, Obligations of GSEs, US Treasury Obligations).

The minimum liquidity requirement for Ginnie Mae is defined as follows:

•    Maintain liquid assets equal to the greater of $1,000 or the sum of 10 basis points of our Ginnie Mae single-family servicing UPB, plus 3.5 basis points of our outstanding GSE single-family servicing UPB if the Company remits principal and interest as actually collected, plus 7 basis points of our outstanding GSE single-family servicing UPB if the Company remits the principal and interest as scheduled, plus 3.5 basis points of our outstanding non-agency single-family servicing UPB.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
The most restrictive of the minimum net worth and capital requirements require Rocket Mortgage to maintain a minimum adjusted net worth balance of $1,598,968 as of September 30, 2023 and 1,500,000 as of December 31, 2022. As of September 30, 2023 and December 31, 2022, Rocket Mortgage was in compliance with all requirements.

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

Key operating data for our business segments for the periods ended:

Three Months Ended September 30, 2023	Direct to Consumer	Partner Network	Segments Total	All Other	Total
Revenues
Gain on sale	$460,559	$102,088	$562,647	$9,476	$572,123
Interest income	50,644	43,404	94,048	(180)	93,868
Interest expense on funding facilities	(30,121)	(25,704)	(55,825)	(99)	(55,924)
Servicing fee income	342,719	—	342,719	1,342	344,061
Changes in fair value of MSRs	12,765	—	12,765	—	12,765
Other income	142,733	3,431	146,164	90,111	236,275
Total U.S. GAAP Revenue, net	979,299	123,219	1,102,518	100,650	1,203,168
Change in fair value of MSRs due to valuation assumptions, net of hedges	(201,248)	—	(201,248)	—	(201,248)
Adjusted Revenue	778,051	123,219	901,270	100,650	1,001,920
Less: Directly attributable expenses	479,307	59,686	538,993	95,974	634,967
Contribution margin	$298,744	$63,533	$362,277	$4,676	$366,953

Nine Months Ended September 30, 2023	Direct to Consumer	Partner Network	Segments Total	All Other	Total
Revenues
Gain on sale	$1,326,953	$282,662	$1,609,615	$26,540	$1,636,155
Interest income	134,250	107,119	241,369	—	241,369
Interest expense on funding facilities	(71,438)	(57,367)	(128,805)	(251)	(129,056)
Servicing fee income	1,050,264	—	1,050,264	3,773	1,054,037
Changes in fair value of MSRs	(343,137)	—	(343,137)	—	(343,137)
Other income	393,915	11,245	405,160	240,935	646,095
Total U.S. GAAP Revenue, net	2,490,807	343,659	2,834,466	270,997	3,105,463
Change in fair value of MSRs due to valuation assumptions, net of hedges	(219,746)	—	(219,746)	—	(219,746)
Adjusted Revenue	2,271,061	343,659	2,614,720	270,997	2,885,717
Less: Directly attributable expenses	1,514,113	191,470	1,705,583	242,409	1,947,992
Contribution margin	$756,948	$152,189	$909,137	$28,588	$937,725

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)

Three Months Ended September 30, 2022	Direct to Consumer	Partner Network	Segments Total	All Other	Total
Revenues
Gain on sale	$486,018	$75,110	$561,128	$4,883	$566,011
Interest income	61,133	33,871	95,004	749	95,753
Interest expense on funding facilities	(29,767)	(16,401)	(46,168)	(5)	(46,173)
Servicing fee income	363,279	—	363,279	932	364,211
Changes in fair value of MSRs	150,304	—	150,304	—	150,304
Other income	83,363	5,631	88,994	75,586	164,580
Total U.S. GAAP Revenue, net	1,114,330	98,211	1,212,541	82,145	1,294,686
Change in fair value of MSRs due to valuation assumptions, net of hedges	(406,485)	—	(406,485)	—	(406,485)
Adjusted Revenue	707,845	98,211	806,056	82,145	888,201
Less: Directly attributable expenses	558,760	86,742	645,502	82,240	727,742
Contribution margin	$149,085	$11,469	$160,554	$(95)	$160,459

Nine Months Ended September 30, 2022	Direct to Consumer	Partner Network	Segments Total	All Other	Total
Revenues
Gain on sale	$2,348,573	$490,625	$2,839,198	$17,436	$2,856,634
Interest income	169,679	93,586	263,265	2,225	265,490
Interest expense on funding facilities	(84,198)	(46,369)	(130,567)	(9)	(130,576)
Servicing fee income	1,085,557	—	1,085,557	2,447	1,088,004
Changes in fair value of MSRs	592,162	—	592,162	—	592,162
Other income	343,300	29,310	372,610	313,377	685,987
Total U.S. GAAP Revenue, net	4,455,073	567,152	5,022,225	335,476	5,357,701
Change in fair value of MSRs due to valuation assumptions, net of hedges	(1,412,670)	—	(1,412,670)	—	(1,412,670)
Adjusted Revenue	3,042,403	567,152	3,609,555	335,476	3,945,031
Less: Directly attributable expenses	2,037,401	302,477	2,339,878	305,479	2,645,357
Contribution margin	$1,005,002	$264,675	$1,269,677	$29,997	$1,299,674

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
The following table represents a reconciliation of segment contribution margin to consolidated U.S. GAAP income before taxes for the three and nine months ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Contribution margin, excluding change in MSRs due to valuation assumptions	$366,953	$160,459	$937,725	$1,299,674
Change in fair value of MSRs due to valuation assumptions, net of hedges	201,248	406,485	219,746	1,412,670
Contribution margin, including change in MSRs due to valuation assumptions	568,201	566,944	1,157,471	2,712,344
Less expenses not allocated to segments:
Salaries, commissions and team member benefits	240,186	243,164	683,713	777,847
General and administrative expenses	142,110	141,048	430,818	495,958
Depreciation and amortization	27,636	24,211	83,678	70,033
Interest and amortization expense on non-funding debt	38,354	38,316	115,021	115,263
Other expenses	2,290	13,850	4,233	5,914
Income (loss) before income taxes	$117,625	$106,355	$(159,992)	$1,247,329

12. Non-controlling Interest

The non-controlling interest balance represents the economic interest in Holdings held by our Chairman and RHI. The following table summarizes the ownership of Holdings Units in Holdings as of September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
	Holdings Units	Ownership Percentage	Holdings Units	Ownership Percentage
Rocket Companies, Inc.'s ownership of Holdings Units	131,270,295	6.63%	123,491,606	6.26%
Holdings Units held by our Chairman	1,101,822	0.06%	1,101,822	0.06%
Holdings Units held by RHI	1,847,777,661	93.31%	1,847,777,661	93.68%
Balance at end of period	1,980,149,778	100.00%	1,972,371,089	100.00%

The non-controlling interest holders have the right to exchange Holdings Units, together with a corresponding number of shares of our Class D common stock or Class C common stock (together referred to as “Paired Interests”), for, at our option, (i) shares of our Class B common stock or Class A common stock or (ii) cash from a substantially concurrent public offering or private sale (based on the price of our Class A common stock). As such, future exchanges of Paired Interests by non-controlling interest holders will result in a change in ownership and reduce or increase the amount recorded as non-controlling interest and increase or decrease additional paid-in-capital when Holdings has positive or negative net assets, respectively. As of September 30, 2023, our Chairman has not exchanged any Paired Interests.

As of September 30, 2023, Rocket Companies has repurchased 32,140,667 shares of Class A common stock under the Share Repurchase Program extended and renewed in November 2022.

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

The Company granted approximately 10,140,000 and 12,680,000 restricted stock units with an estimated future expense of $83,670 and $105,520, during the three and nine months ended September 30, 2023, respectively. These awards generally vest semi-annually over a three-year period, subject to the grantee’s employment or service with the Company through each applicable vesting date. Additionally, during the nine months ended September 30, 2023, the Company granted approximately 4,000,000 restricted stock units with an estimated expense of $34,700 that vest in December 2023.

The Company has an employee stock purchase plan, also referred to as the Team Member Stock Purchase Plan ("TMSPP"), under which eligible team members may direct the Company to withhold up to 15% of their gross pay to purchase shares of common stock at a price equal to 85% of the closing market price on the exercise date. The TMSPP is a liability classified compensatory plan and the Company recognizes compensation expense over the offering period based on the fair value of the purchase discount. The number of shares purchased by team members through the TMSPP were 802,759 and 1,032,558, during the three months ended September 30, 2023 and 2022, respectively and 2,475,858 and 3,508,231 for the nine months ended September 30, 2023 and 2022, respectively.

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

The components of share-based compensation expense included in Salaries, commissions and team member benefits on the Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Rocket Companies, Inc. sponsored plans
Restricted stock units	$37,722	$45,707	$121,889	$132,301
Stock options	2,877	9,086	18,925	27,932
Team Member Stock Purchase Plan	1,122	1,079	3,391	4,811
Subtotal Rocket Companies, Inc. sponsored plans	$41,721	$55,872	$144,205	$165,044
RHI restricted stock units	—	1,714	—	15,746
Subsidiary plans	371	176	543	524
Total share-based compensation expense	$42,092	$57,762	$144,748	$181,314

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

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
Basic earnings per share of Class A common stock is computed by dividing Net income (loss) attributable to Rocket Companies by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted earnings per share of Class A common stock is computed by dividing Net income (loss) attributable to Rocket Companies by the weighted-average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive securities. There was no Class B common stock outstanding as of September 30, 2023 or 2022. See Note 12, Non-controlling Interest for a description of Paired Interests and their potential impact on Class A and Class B share ownership.

The following table sets forth the calculation of the basic and diluted earnings per share for the period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$114,945	$96,224	$(157,386)	$1,192,588
Net (income) loss attributable to non-controlling interest	(108,739)	(89,314)	152,507	(1,128,551)
Net income (loss) attributable to Rocket Companies	6,206	6,910	(4,879)	64,037
Add: Reallocation of net income attributable to vested, undelivered stock awards	—	3	—	38
Net income (loss) attributable to common shareholders	$6,206	$6,913	$(4,879)	$64,075

Numerator:
Net income (loss) attributable to Class A common shareholders - basic	$6,206	$6,913	$(4,879)	$64,075
Add: Reallocation of net income (loss) attributable to dilutive impact of pro-forma conversion of Class D shares to Class A shares (1)	82,585	75,277	(115,420)	866,499
Add: Reallocation of net income (loss) attributable to dilutive impact of share-based compensation awards (2)	255	101	(207)	1,396
Net income (loss) attributable to Class A common shareholders - diluted	$89,046	$82,291	$(120,506)	$931,970
Denominator:
Weighted average shares of Class A common stock outstanding - basic	129,390,501	119,020,520	126,971,718	120,156,494
Add: Dilutive impact of conversion of Class D shares to Class A shares	1,848,879,483	1,848,879,483	1,848,879,483	1,848,879,483
Add: Dilutive impact of share-based compensation awards (3)	5,722,366	2,765,764	3,352,781	3,227,291
Weighted average shares of Class A common stock outstanding - diluted	1,983,992,350	1,970,665,767	1,979,203,982	1,972,263,268

Earnings (loss) per share of Class A common stock outstanding - basic	$0.05	$0.06	$(0.04)	$0.53
Earnings (loss) per share of Class A common stock outstanding - diluted	$0.04	$0.04	$(0.06)	$0.47

(1)    Net income (loss) calculated using the estimated annual effective tax rate of Rocket Companies, Inc.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Except Shares and Per Share Amounts)
(2)     Reallocation of net income (loss) attributable to dilutive impact of share-based compensation awards for the three months ended September 30, 2023 and 2022 comprised of $252 and $89 related to restricted stock units and $2 and $12 related to TMSPP, respectively. Reallocation of net income (loss) attributable to dilutive impact of share-based compensation awards for the nine months ended September 30, 2023 and 2022 comprised of $(200) and $1,283 related to restricted stock units and $(7) and $113 related to TMSPP, respectively.

(3)    Dilutive impact of share-based compensation awards for the three months ended September 30, 2023 and 2022 comprised of 5,668,240 and 2,427,043 related to restricted stock units and 54,126 and 338,720 related to TMSPP, respectively. Dilutive impact of share-based compensation awards for the nine months ended September 30, 2023 and 2022 comprised of 3,244,244 and 2,965,926 related to restricted stock units and 108,537 and 261,365 related to TMSPP, respectively.

A portion of the Company stock options and restricted stock units were excluded from the computation of diluted earnings per share as the weighted portion for the period they were outstanding was determined to have an anti-dilutive effect. Stock options excluded from the computation for the three and nine months ended September 30, 2023 were 18,673,390 and for the three and nine months ended September 30, 2022 were 22,287,580, respectively. Restricted stock units excluded from the computation for the three and nine months ended September 30, 2023 were 8,285,164 and 9,755,719, and for the three and nine months ended September 30, 2022 were 22,703,123 and 22,685,265, respectively.

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

Executive Summary

We are a Detroit-based fintech holding company consisting of tech-driven mortgage, real estate, and financial services businesses - including Rocket Mortgage, Rocket Homes, Rocket Loans, and Rocket Money. We are committed to providing an industry-leading client experience powered by our simple, fast and trusted digital solutions. In addition to Rocket Mortgage, one of the nation’s largest mortgage lenders, we have expanded into complementary industries, such as, real estate services, personal finance, and personal and solar lending.

Recent Developments
Business Trends

The U.S. Federal Reserve has raised the Federal Funds rate multiple times throughout 2022 and 2023 to mitigate inflationary pressures. The resulting mortgage interest rate increases have driven a significant decline in the size of the mortgage origination market from the first quarter of 2022 to the third quarter of 2023. The increase in mortgage interest rates, coupled with uncertainty in the economy, have reduced demand for mortgage originations and, in particular, refinance transactions.

Basel lll

In the third quarter 2023, the Federal Banking Agencies released a notice of proposed rulemaking to revise the Basel III Capital Rules. We are not directly impacted by this proposal as we are not a bank. However, we are in the process of evaluating this proposed rulemaking and assessing its potential impact, if any, on the Company.

Seller/Servicer Financial Requirements

FHFA and Ginnie Mae revised their requirements for certain minimum net worth, minimum capital ratio and minimum liquidity ratios. We were in full compliance with the new ratios, which went into effect on September 30, 2023. See Note 10. Minimum Net Worth Requirements of the notes to the unaudited condensed consolidated financial statements included in this Form 10-Q for further information.

Career Transition Program

During the third quarter of 2023, the Company offered a career transition program to certain eligible team members. The career transition program included a compensation package, healthcare coverage, career transition services, and accelerated vesting of certain equity awards, if applicable. The Company recorded a $51.5 million charge during the three months ended September 30, 2023 related to the career transition program.

Three months ended September 30, 2023 summary

We originated $22.2 billion in residential mortgage loans, which was a $3.4 billion, or 13% decrease compared to $25.6 billion for the same period in 2022. Our Net income for the period was $114.9 million, which was an increase of $18.7 million, or 19% compared to Net income of $96.2 million for the same period in 2022. We generated Adjusted EBITDA of $73.2 million which was an increase of $232.9 million, or 146%, compared to Adjusted EBITDA loss of $159.7 million for the same period in 2022. For more information on Adjusted EBITDA, please see “Non-GAAP Financial Measures” below.

Nine months ended September 30, 2023 summary
We originated $61.5 billion in residential mortgage loans, which was a $52.6 billion, or 46% decrease compared to $114.1 billion for the same period in 2022. Our Net loss for the period was $157.4 million, which was a decrease of $1.3 billion, or 113% compared to Net income of $1.2 billion for the same period in 2022. We generated $12.5 million of Adjusted EBITDA, which was a decrease of $250.4 million, or 95%, compared to $262.9 million of Adjusted EBITDA for the same period in 2022. For more information on Adjusted EBITDA, please see “Non-GAAP Financial Measures” below.

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

Reconciliation of Adjusted Revenue to Total Revenue, net

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Total revenue, net	$1,203,168	$1,294,686	$3,105,463	$5,357,701
Change in fair value of MSRs due to valuation assumptions (net of hedges) (1)	(201,248)	(406,484)	(219,746)	(1,412,670)
Adjusted Revenue	$1,001,920	$888,202	$2,885,717	$3,945,031

(1)    Reflects changes in assumptions including discount rates and prepayment speed assumptions, mostly due to changes in market interest rates, and the effects of contractual prepayment protection associated with sales or purchases of MSRs.

Reconciliation of Adjusted Net Income (Loss) to Net Income (Loss) Attributable to Rocket Companies

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Net income (loss) attributable to Rocket Companies	$6,206	$6,910	$(4,879)	$64,037
Net income (loss) impact from pro forma conversion of Class D common shares to Class A common shares (1)	109,266	89,873	(150,798)	1,130,341
Adjustment to the (provision for) benefit from income tax (2)	(26,019)	(16,074)	35,841	(258,860)
Tax-effected net income (loss) (2)	$89,453	$80,709	$(119,836)	$935,518
Share-based compensation expense (3)	39,348	57,762	142,004	186,139
Change in fair value of MSRs due to valuation assumptions (net of hedges) (4)	(201,248)	(406,484)	(219,746)	(1,412,670)
Career transition program (5)	51,495	20,126	51,495	81,132
Change in Tax receivable agreement liability (6)	—	—	—	(24,354)
Tax impact of adjustments (7)	26,817	80,540	6,378	291,412
Other tax adjustments (8)	973	967	2,919	2,902
Adjusted Net Income (Loss)	$6,838	$(166,380)	$(136,786)	$60,079

(1)    Reflects net income (loss) to Class A common stock from pro forma exchange and conversion of corresponding shares of our Class D common shares held by non-controlling interest holders as of September 30, 2023 and 2022.

(2)    Rocket Companies is subject to U.S. Federal income taxes, in addition to state, local and Canadian taxes with respect to its allocable share of any net taxable income (loss) of Holdings. The Adjustment to the (provision for) benefit from income tax reflects the difference between (a) the income tax computed using the effective tax rates below applied to the Income (loss) before income taxes assuming Rocket Companies, Inc. owns 100% of the non-voting common interest units of Holdings and (b) the Provision for (benefit from) income taxes.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss) attributable to Rocket Companies	$6,206	$6,910	$(4,879)	$64,037
Net income (loss) impact from pro forma conversion of Class D common shares to Class A common shares	109,266	89,873	(150,798)	1,130,341
Provision for (benefit from) income taxes	2,680	10,131	(2,606)	54,741
Adjusted income (loss) before income taxes	118,152	106,914	(158,283)	1,249,119

Effective Income Tax Rate for Adjusted Net Income (Loss)	24.29%	24.51%	24.29%	25.11%

Adjusted provision for (benefit from) income taxes	28,699	26,205	(38,447)	313,601
Provision for (benefit from) income taxes	2,680	10,131	(2,606)	54,741
Adjustment to the (provision for) benefit from income tax	$(26,019)	$(16,074)	$35,841	$(258,860)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Statutory U.S. Federal Income Tax Rate	21.00%	21.00%	21.00%	21.00%
Canadian taxes	0.01	0.01	0.01	0.01
State and Local Income Taxes (net of federal benefit)	3.28	3.50	3.28	4.10
Effective Income Tax Rate for Adjusted Net Income (Loss)	24.29%	24.51%	24.29%	25.11%

(3)    The three and nine months ended September 30, 2023, and the nine months ended September 30, 2022 amounts exclude the impact of the career transition program.

(4)    Reflects changes in assumptions including discount rates and prepayment speed assumptions, mostly due to changes in market interest rates, and the effects of contractual prepayment protection associated with sales or purchases of MSRs.

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

Reconciliation of Adjusted Diluted Weighted Average Shares Outstanding to Diluted Weighted Average Shares Outstanding

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands, except shares and per share)	2023	2022	2023	2022
Diluted weighted average Class A Common shares outstanding	1,983,992,350	1,970,665,767	1,979,203,982	1,972,263,268
Assumed pro forma conversion of Class D shares (1)	—	—	—	—
Adjusted diluted weighted average shares outstanding	1,983,992,350	1,970,665,767	1,979,203,982	1,972,263,268

Adjusted Net Income (Loss)	$6,838	$(166,380)	$(136,786)	$60,079
Adjusted Diluted Earnings (Loss) Per Share	$0.00	$(0.08)	$(0.07)	$0.03

(1)    Reflects the pro forma exchange and conversion of non-dilutive Class D common stock to Class A common stock. For the three and nine months ended September 30, 2023 and 2022, Class D common shares were dilutive and are included in the diluted weighted average Class A common shares outstanding in the table above.

Reconciliation of Adjusted EBITDA to Net Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Net income (loss)	$114,945	$96,224	$(157,386)	$1,192,588
Interest and amortization expense on non-funding debt	38,354	38,317	115,021	115,263
Provision for (benefit from) income taxes	2,680	10,131	(2,606)	54,741
Depreciation and amortization	27,636	24,211	83,678	70,033
Share-based compensation expense (1)	39,348	57,762	142,004	186,139
Change in fair value of MSRs due to valuation assumptions (net of hedges) (2)	(201,248)	(406,484)	(219,746)	(1,412,670)
Career transition program (3)	51,495	20,126	51,495	81,132
Change in Tax receivable agreement liability (4)	—	—	—	(24,354)
Adjusted EBITDA	$73,210	$(159,713)	$12,460	$262,872

(1)    The three and nine months ended September 30, 2023 and the nine months ended September 30, 2022, amounts exclude the impact of the career transition program.

(2)    Reflects changes in assumptions including discount rates and prepayment speed assumptions, mostly due to changes in market interest rates, and the effects of contractual prepayment protection associated with sales or purchases of MSRs.

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

The following summarizes key performance indicators of the business:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Units and $ in thousands)	2023	2022	2023	2022
Loan Production Data
Closed loan origination volume	$22,191,440	$25,578,262	$61,451,105	$114,098,993
Direct to Consumer origination volume	$11,947,102	$14,553,921	$34,170,699	$67,978,968
Partner Network origination volume	$10,244,338	$11,024,341	$27,280,406	$46,120,025
Gain on sale margin (1)	2.76%	2.69%	2.61%	2.91%

	September 30,
	2023	2022
Servicing Portfolio Data
Total serviced UPB (includes subserviced)	$506,083,328	$531,029,666
MSRs UPB of loans serviced	$470,203,438	$495,614,634
UPB of loans subserviced and temporarily serviced	$35,879,890	$35,415,032
Total loans serviced (includes subserviced)	2,431.0	2,517.3
Number of MSRs loans serviced	2,347.7	2,427.1
Number of loans subserviced and temporarily serviced	83.3	90.2
MSR fair value multiple (2)	5.11	5.13
Total serviced MSR delinquency rate (60+)	1.13%	1.11%
Net client retention rate (trailing twelve months) (3)	97%	93%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Other Rocket Companies
Amrock closings (units)	44.1	54.4	122.8	305.3
Rocket Homes real estate transactions	7.7	8.1	19.4	26.7
Rockethomes.com average unique monthly visitors (4)	1,641.7	1,652.1	1,500.0	2,376.1
Rocket Loans closed (units)	10.4	7.8	29.7	20.3
Total Other Rocket Companies gross revenue	$97,221	$111,913	$277,422	$534,172
Total Other Rocket Companies net revenue (5)	$94,866	$107,448	$271,273	$527,071

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

(2)    MSRs fair market value multiple is a metric used to determine the relative value of the MSRs asset in relation to the annualized retained servicing fee, which is the cash that the holder of the MSRs asset would receive from the portfolio over such period. It is calculated as the quotient of (a) the MSRs fair market value as of a specified date divided by (b) the weighted average annualized retained servicing fee for our MSRs portfolio as of such date. The weighted average annualized retained servicing fee for our MSRs portfolio was 0.28% and 0.29% as of September 30, 2023 and 2022, respectively. The vast majority of our portfolio consists of originated MSRs and consequently, the impact of purchased MSRs does not have a material impact on our weighted average service fee.

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

Loan servicing income, net
Loan servicing fee income consists of the contractual fees earned for servicing the loans and includes ancillary revenue such as late fees and modification incentives. Loan servicing fee income is recorded to income as earned, which is upon collection of payments from borrowers. We have elected to measure the MSRs at fair value on a recurring basis. Changes in fair value of MSRs, net primarily due to the realization of expected cash flows and/or changes in valuation inputs and estimates, are recognized in current period earnings.

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
Results of Operations for the Three and Nine Months Ended September 30, 2023 and 2022
Summary of Operations

Condensed Statement of Operations Data	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Revenue
Gain on sale of loans, net	$572,123	$566,011	$1,636,155	$2,856,634
Servicing fee income	344,061	364,211	1,054,037	1,088,004
Change in fair value of MSRs	12,765	150,304	(343,137)	592,162
Interest income, net	37,944	49,580	112,313	134,914
Other income	236,275	164,580	646,095	685,987
Total revenue, net	$1,203,168	$1,294,686	$3,105,463	$5,357,701
Expenses
Salaries, commissions and team member benefits	589,584	670,804	1,772,498	2,278,844
General and administrative expenses	199,399	204,290	595,214	709,853
Marketing and advertising expenses	193,406	210,701	593,853	770,281
Interest and amortization expense on non-funding-debt	38,354	38,317	115,021	115,263
Other expenses	64,800	64,219	188,869	236,131
Total expenses	$1,085,543	$1,188,331	$3,265,455	$4,110,372
Income (loss) before income taxes	117,625	106,355	(159,992)	1,247,329
(Provision for) benefit from income taxes	(2,680)	(10,131)	2,606	(54,741)
Net income (loss)	114,945	96,224	(157,386)	1,192,588
Net (income) loss attributable to non-controlling interest	(108,739)	(89,314)	152,507	(1,128,551)
Net income (loss) attributable to Rocket Companies	$6,206	$6,910	$(4,879)	$64,037

Gain on sale of loans, net

The components of gain on sale of loans, net for the periods presented were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Net gain (loss) on sale of loans (1)	$67,520	$206,920	$483,429	$(366,944)
Fair value of originated MSRs	330,627	426,278	850,027	1,682,366
Provision for investor reserves	(10,775)	(25,309)	(103,616)	(37,542)
Fair value adjustment on loans held for sale and IRLCs	(71,173)	(715,076)	37,744	(1,200,502)
Revaluation from forward commitments economically hedging loans held for sale and IRLCs	255,924	673,198	368,571	2,779,256
Gain on sale of loans, net	$572,123	$566,011	$1,636,155	$2,856,634

(1) Net gain (loss) on sale of loans represents the premium received in excess of the UPB, plus net origination fees.

The table below provides details of the characteristics of our mortgage loan production for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Loan origination volume by type:
Conventional Conforming	$13,455,007	$17,408,319	$37,786,428	$86,155,583
FHA/VA	6,783,591	6,485,111	18,822,831	22,181,939
Non-Agency	1,952,842	1,684,832	4,841,846	5,761,471
Total mortgage loan origination volume	$22,191,440	$25,578,262	$61,451,105	$114,098,993
Portfolio metrics:
Average loan amount	$271	$287	$275	$285
Weighted average loan-to-value ratio	74.91%	74.96%	75.20%	71.81%
Weighted average credit score	734	729	733	734
Weighted average loan rate	6.79%	5.29%	6.43%	4.15%
Percentage of loans sold:
To GSEs and government	92.30%	93.08%	92.19%	91.45%
To other counterparties	7.70%	6.92%	7.81%	8.55%
Servicing-retained	99.14%	98.43%	99.57%	99.33%
Servicing-released	0.86%	1.57%	0.43%	0.67%

Net rate lock volume (1)	$20,814,634	$23,745,568	$62,593,856	$102,744,515
Gain on sale margin (2)	2.76%	2.69%	2.61%	2.91%

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

Overview of the Gain on sale of loans, net table

At the time an IRLC is issued, an estimate of the Gain on sale of loans, net is recognized in the Fair value adjustment on loans held for sale and IRLCs component in the table above. Subsequent changes in the fair value of IRLCs and mortgage loans held for sale are recognized in this same component as the loan progresses through closing, which is the moment that loans move from an IRLC to a loan held for sale, and ultimately through the sale of the loan. We deploy a hedge strategy to mitigate the impact of interest rate changes from the point of the IRLC through the sale of the loan. The changes to the Fair value adjustment on loans held for sale and IRLCs in each period is dependent on several factors, including mortgage origination volume, how long a loan remains at a given stage in the origination process and the movement of interest rates during that period compared to the immediately preceding period. Loans originated during an increasing rate environment generally decrease in value, and loans originated during a decreasing rate environment generally increase in value. When the mortgage loan is sold into the secondary market, any difference between the proceeds received and the current fair value of the loan is recognized and moves from the Fair value adjustment on loans held for sale and IRLCs component in the Net (loss) gain on sale of loans component in the table above. The Revaluation from forward commitments economically hedging loans held for sale and IRLCs component reflects the forward hedge commitments intended to offset the various fair value adjustments that impact the Fair value adjustment on loans held for sale and IRLCs and the Net (loss) gain on sale of loans components. As a result, these three components should be evaluated in combination when evaluating Gain on sale of loans, net, as the sum of these components are primarily driven by net rate lock volume. Furthermore, at the point of sale of the loan, the Fair value of originated MSRs and the (Provision for) benefit from investor reserves are recognized each in their respective components shown above.

Three months ended September 30, 2023 summary

Gain on sale of loans, net was $572.1 million, an increase of $6.1 million, or 1%, compared to $566.0 million for the same period in 2022.

Net gain on sale of loans, Fair value adjustment on loans held for sale and IRLCs and Revaluation from forward commitments economically hedging loans held for sale and IRLCs increased $87.2 million, driven by less fair value write-downs on repurchased loans, compared to the prior year. This was offset by a 12% decrease in net rate lock volume, due to a reduction in mortgage demand in the current period.

The fair value of MSRs originated was $330.6 million, a decrease of $95.7 million, or 22%, compared to $426.3 million for the same period in 2022. The decrease was primarily due to a reduction in sold loan volume of $6.0 billion, or 21%, to $22.3 billion in 2023 from $28.3 billion in 2022.

The provision for investor reserves is related to the provision to establish our estimated liabilities associated with the potential repurchase or indemnity of purchasers of loans previously sold due to representation and warranty claims by investors, as well as gains or losses incurred on repurchased loans. The $14.5 million decrease in provision was primarily due to a decrease in repurchased loan activity in the current period compared to the same period in 2022.

Nine months ended September 30, 2023 summary

Gain on sale of loans, net was $1.6 billion, a decrease of $1.2 billion, or 43%, compared with $2.9 billion for the same period in 2022.

Net gain (loss) on sale of loans, Fair value adjustment on loans held for sale and IRLCs and Revaluation from forward commitments economically hedging loans held for sale and IRLCs decreased by $322.1 million, driven by a 39% decrease in net rate lock volume, due to a reduction in mortgage demand in the current period. The change was partially offset by lower impact of fair value write-downs on repurchased loans held on our balance sheet, compared to the prior year.

The fair value of MSRs originated was $850.0 million, a decrease of $832.3 million, or 49%, compared to $1.7 billion in 2022. The decrease was primarily due to a reduction in sold loan volume of $63.9 billion, or 52%, to $59.7 billion in 2023 from $123.6 billion in 2022.

The provision for investor reserves changed by $66.1 million, due to revisions of our loss assumptions and repurchased loan activity in the current year compared to the same period in 2022.

Loan servicing income, net
For the periods presented, Loan servicing income, net consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Retained servicing fee	$331,420	$353,345	$1,016,343	$1,057,298
Subservicing income	2,050	2,059	7,231	6,813
Ancillary income	10,591	8,807	30,463	23,893
Servicing fee income	344,061	364,211	1,054,037	1,088,004
Change in valuation model inputs or assumptions (1)	211,041	432,571	233,266	1,479,109
Change in fair value of MSRs hedge	(9,793)	(26,086)	(13,520)	(66,439)
Collection / realization of cash flows (1)	(188,483)	(256,181)	(562,883)	(820,508)
Change in fair value of MSRs	12,765	150,304	(343,137)	592,162
Loan servicing income, net	$356,826	$514,515	$710,900	$1,680,166

(1) Includes the effect of contractual prepayment protection resulting from sales or purchases of MSRs prepayment protection

	September 30,
($ in thousands)	2023	2022
MSRs UPB of loans serviced	$470,203,438	$495,614,634
Number of MSRs loans serviced	2,347,685	2,427,061
UPB of loans subserviced and temporarily serviced	$35,879,890	$35,415,032
Number of loans subserviced and temporarily serviced	83,340	90,249
Total serviced UPB	$506,083,328	$531,029,666
Total loans serviced	2,431,025	2,517,323
MSRs fair value	$6,678,165	$7,260,066
Total serviced delinquency count (60+) as % of total	1.13%	1.11%
Weighted average credit score	733	736
Weighted average LTV	71.34%	70.99%
Weighted average loan rate	3.67%	3.34%
Weighted average service fee	0.28%	0.29%

Three months ended September 30, 2023 summary

Loan servicing income, net was $356.8 million, a decrease of $157.7 million, or 31%, which compares to $514.5 million for the same period in 2022. The changes in valuation model inputs or assumptions was a $211.0 million increase in 2023, compared to a $432.6 million increase in 2022, due to a relatively slower pace of interest rate increases in 2023 compared to the same period in 2022. This was partially offset by a change of $188.5 million in collection/ realization of cash flows in 2023, compared to a change of $256.2 million for the same period in 2022, driven by a decrease in loans that were paid off during the period.

Nine months ended September 30, 2023 summary

Loan servicing income, net was $710.9 million, a decrease of $969.3 million, or 58%, which compares to $1.7 billion for the same period in 2022. The changes in valuation model inputs or assumptions was a $233.3 million increase in 2023, compared to a $1.5 billion increase in 2022, due to a relatively slower pace of interest rate increases in 2023 compared to the same period in 2022. This change was partially offset by the change in collection/ realization of cash flows, which was $562.9 million in 2023, which compares to a change of $820.5 million for the same period in 2022, driven by a decrease in loans that were paid off during the period.

Interest income, net

The components of Interest income, net for the periods presented were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Interest income	$93,868	$95,753	$241,369	$265,490
Interest expense on funding facilities	(55,924)	(46,173)	(129,056)	(130,576)
Interest income, net	$37,944	$49,580	$112,313	$134,914

Three months ended September 30, 2023 summary

Interest income, net was $37.9 million, a decrease of $11.6 million, or 23%, compared to $49.6 million for the same period in 2022. The decrease in interest income, net in 2023 was primarily attributable to the higher short term interest rates associated with our funding facilities.

Nine months ended September 30, 2023 summary

Interest income, net was $112.3 million for the nine months ended September 30, 2023, a decrease of $22.6 million, or 17%, compared to $134.9 million for the same period in 2022. The decrease in interest income, net in 2023 was primarily attributable to a decrease in sold loan volume, partially off-set by an increase in interest rates.

Other income

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Deposit interest income	$93,008	$16,748	$242,562	$32,906
Amrock revenue	61,964	85,733	190,127	435,154
Rocket Money revenue	51,282	38,511	144,084	102,476
Rocket Homes revenue	16,931	2,798	37,761	37,431
Rocket Loans revenue	5,469	12,681	13,541	38,968
Other (1)	7,621	8,109	18,020	39,052
Total Other income	$236,275	$164,580	$646,095	$685,987

(1) Other consists of revenue from additional entities and other miscellaneous income.

Three months ended September 30, 2023 summary

Other income was $236.3 million, an increase of $71.7 million, or 44%, compared to $164.6 million for the same period in 2022. The increase was primarily a result of an increase in deposit interest income of $76.3 million, attributable to higher interest earnings rates, partially offset by a decrease in revenues at Amrock of $23.8 million, driven by lower title and appraisal volume.

Nine months ended September 30, 2023 summary

Other income decreased $39.9 million, or 6%, to $646.1 million for the nine months ended September 30, 2023 compared to $686.0 million for same period in 2022. The decrease was primarily a result of a reduction in revenues at Amrock of $245.0 million or 56%, driven by lower title and appraisal volumes, which was partially offset by an increase in deposit interest income of $209.7 million, attributable to higher interest earnings rates.

Expenses

Expenses for the periods presented were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Salaries, commissions and team member benefits	$589,584	$670,804	$1,772,498	$2,278,844
General and administrative expenses	199,399	204,290	595,214	709,853
Marketing and advertising expenses	193,406	210,701	593,853	770,281
Interest and amortization expense on non-funding debt	38,354	38,317	115,021	115,263
Other expenses	64,800	64,219	188,869	236,131
Total expenses	$1,085,543	$1,188,331	$3,265,455	$4,110,372

Three months ended September 30, 2023 summary

Total expenses were $1.1 billion, a decrease of $102.8 million or 9%, compared with $1.2 billion for the same period in 2022. The decrease was driven by our cost saving measures affecting Salaries, commissions, and team member benefits and Marketing and advertising expenses. Salaries, commissions, and team member benefits were $589.6 million in 2023, a decrease of $81.2 million or 12%, compared with $670.8 million for the same period in 2022, primarily due to a decrease in team members in production roles and lower variable compensation associated with lower production levels. General and administrative expenses were $199.4 million, a decrease of $4.9 million or 2%, compared with $204.3 million for the same period in 2022, driven primarily by a decrease in loan processing costs. Marketing and advertising expenses were $193.4 million, a decrease of $17.3 million, or 8%, compared with $210.7 million for the same period in 2022, which was driven by a decrease in performance marketing in 2023.

Nine months ended September 30, 2023 summary

Total expenses were $3.3 billion, a decrease of $844.9 million or 21%, compared with $4.1 billion for the same period in 2022. The decrease was driven by our cost saving measures affecting Salaries, commissions, and team member benefits, General and administrative expenses, Marketing and advertising expenses and Other expenses, including production and other vendor-related costs. Salaries, commissions, and team member benefits was $1.8 billion in 2023, which was a decrease of $506.3 million or 22%, primarily due to a decrease in team members in production roles and lower variable compensation associated with a lower production levels. General and administrative expenses was $595.2 million, which was a decrease of $114.6 million or 16%, compared with $709.9 million, primarily driven by a decrease in loan processing costs and vendor cost saving initiatives. Marketing and advertising expenses were $593.9 million, a decrease of $176.4 million, or 23%, compared with $770.3 million for the same period in 2022, which was driven by a decrease in performance marketing in 2023. Other expenses were $188.9 million, a decrease of $47.3 million, or 20%, compared with $236.1 million, primarily due to decreases in title related expenses at Amrock.

Summary Results by Segment for the Three and Nine Months Ended September 30, 2023 and 2022

Our operations are organized by distinct marketing channels which promote client acquisition and are categorized under two reportable segments: Direct to Consumer and Partner Network. In the Direct to Consumer segment, clients have the ability to interact with the Rocket Mortgage app and/or with our mortgage bankers, consisting of sales team members across our platform. We market to potential clients in this segment through various performance marketing channels. The Direct to Consumer segment derives revenue from originating, closing, selling and servicing predominantly agency-conforming loans, which are pooled and sold to the secondary market. This also includes providing title insurance services, appraisals and settlement services to these clients as part of our end-to-end mortgage origination experience. Servicing activities are fully allocated to the Direct to Consumer segment as they are viewed as an extension of the client experience with the primary objective to establish and maintain positive, regular touchpoints with our clients, which positions us to have high retention and recapture the clients’ next refinance, purchase, and personal loan transactions. These activities position us to be the natural choice for clients’ next refinance or purchase transaction.

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

We measure the performance of the segments primarily on a contribution margin basis. Contribution margin is intended to measure the direct profitability of each segment and is calculated as Adjusted Revenue less directly attributable expenses. Adjusted Revenue is a non-GAAP financial measure described above. Directly attributable expenses include Salaries, commissions and team member benefits, General and administrative expenses, Marketing and advertising expenses and Other expenses, such as direct servicing costs and origination costs. For segments, we measure gain on sale margin of sold loans and refer to this metric as ‘sold loan gain on sale margin.’ A loan is considered sold when it is sold to investors on the secondary market. Sold loan gain on sale margin reflects the gain on sale revenue of loans sold into the secondary market divided by the sold loan volume for the period. By contrast, ‘gain on sale margin’, which we reference outside of the segment discussion, measures the gain on sale revenue, net divided by net rate lock volume for the period. See below for our overview and discussion of segment results for the three and nine months ended September 30, 2023 and 2022. For additional discussion, see Note 11, Segments of the notes to the unaudited condensed consolidated financial statements of this Form 10-Q.

Direct to Consumer Results

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Sold loan volume	$11,981,059	$16,520,252	$33,238,462	$72,223,077
Sold loan gain on sale margin	4.03%	4.47%	3.81%	4.15%
Revenue
Gain on sale	$460,559	$486,018	$1,326,953	$2,348,573
Interest income	50,644	61,133	134,250	169,679
Interest expense on funding facilities	(30,121)	(29,767)	(71,438)	(84,198)
Service fee income	342,719	363,279	1,050,264	1,085,557
Changes in fair value of MSRs	12,765	150,304	(343,137)	592,162
Other income	142,733	83,363	393,915	343,300
Total Revenue, net	$979,299	$1,114,330	$2,490,807	$4,455,073
Change in fair value of MSRs due to valuation assumptions, net of hedges	(201,248)	(406,485)	(219,746)	(1,412,670)
Adjusted Revenue	$778,051	$707,845	$2,271,061	$3,042,403
Less: Directly attributable expenses (1)	479,307	558,760	1,514,113	2,037,401
Contribution margin	$298,744	$149,085	$756,948	$1,005,002

(1)    Direct expenses attributable to operating segments exclude corporate overhead, depreciation and amortization, and interest and amortization expense on non-funding debt.

Three months ended September 30, 2023 summary

Direct to Consumer Adjusted Revenue was $778.1 million, an increase of $70.2 million, or 10%, compared to $707.8 million for the same period in 2022. Gain on sale revenue decreased $25.5 million, or 5%, due to a decrease in net rate lock volume as a result of reduced mortgage demand. The change in fair value of MSRs was $12.8 million, a decrease of $137.5 million, or 92%, compared to $150.3 million in the same period in 2022, primarily due to the decrease in the change in valuation model inputs or assumptions in 2023. Additionally, other income increased $59.4 million, or 71%, to $142.7 million, as a result of an increase in deposit interest income due to higher interest earnings rates.

Direct to Consumer directly attributable expenses decreased $79.5 million, or 14%, to $479.3 million, compared to $558.8 million in 2022. The decline was primarily due to reduced variable compensation and loan processing costs associated with lower volumes, fewer team members in production roles and reduced marketing spend.

Direct to Consumer contribution margin increased $149.7 million, or 100%, to $298.7 million, compared to $149.1 million for the same period in 2022. The increase in contribution margin was driven primarily by the increases in other income and the collection/realization of cash related to change in fair value of the MSR, and a decrease in directly attributable expenses.

Nine months ended September 30, 2023 summary

Direct to Consumer Adjusted Revenue was $2.3 billion, a decrease of $771.3 million, or 25%, compared to $3.0 billion for the same period in 2022. Gain on sale revenue decreased $1.0 billion, or 43%, due to a decline in net rate lock volume as a result of reduced mortgage demand. The change in fair value of MSRs was a $343.1 million loss, a decrease of $935.3 million, or 158%, compared to a $592.2 million gain in the same period in 2022, primarily due to the decrease in the change in valuation model inputs or assumptions.

Direct to Consumer directly attributable expenses decreased $523.3 million, or 26%, to $1.5 billion compared to $2.0 billion during the same period in 2022. The decline was primarily due to decreased variable compensation and loan processing costs associated with lower volumes, fewer team members in production roles and reduced marketing spend.

Direct to Consumer contribution margin decreased $248.1 million, or 25%, to $756.9 million, compared to $1.0 billion during the same period in 2022. The decrease in contribution margin was driven primarily by the decrease in volume.

Partner Network Results

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Sold loan volume	$10,278,349	$11,753,634	$26,432,862	$51,366,626
Sold loan gain on sale margin	1.22%	1.17%	1.02%	1.07%
Revenue
Gain on sale	$102,088	$75,110	$282,662	$490,625
Interest income	43,404	33,871	107,119	93,586
Interest expense on funding facilities	(25,704)	(16,401)	(57,367)	(46,369)
Other income	3,431	5,631	11,245	29,310
Total Revenue, net	$123,219	$98,211	$343,659	$567,152
Change in fair value of MSRs due to valuation assumptions, net of hedges	—	—	—	—
Adjusted Revenue	$123,219	$98,211	$343,659	$567,152
Less: Directly attributable expenses	59,686	86,742	191,470	302,477
Total Contribution margin	$63,533	$11,469	$152,189	$264,675

Three months ended September 30, 2023 summary

Partner Network Adjusted Revenue was $123.2 million, an increase of $25.0 million, or 25%, compared to $98.2 million for the same period in 2022. Gain on sale revenue increased $27.0 million, or 36%, due to an increase in gain on sale margin.

Partner Network directly attributable expenses decreased $27.1 million, or 31%, to $59.7 million compared to $86.7 million for the same period in 2022. The decline was driven primarily due to decreased variable compensation and loan processing costs associated with lower volumes and fewer team members in production roles.

Partner Network contribution margin increased $52.1 million, or 454%, to $63.5 million compared to $11.5 million for the same period in 2022. The increase in contribution margin was driven primarily by the increase in gain on sale margin noted above, coupled with a decrease in directly attributable expenses.

Nine months ended September 30, 2023 summary

Partner Network Adjusted Revenue was $343.7 million, a decrease of $223.5 million, or 39%, compared to $567.2 million for the same period in 2022. Gain on sale revenue decreased $208.0 million, or 42%, due to a decline in net rate lock volume as a result of reduced mortgage demand.

Partner Network directly attributable expenses decreased $111.0 million, or 37%, to $191.5 million, compared to $302.5 million for the same period in 2022. The decrease was due to decreased variable compensation and loan processing costs associated with lower volumes and fewer team members in production roles.

Partner Network contribution margin decreased $112.5 million, or 42%, to $152.2 million compared to $264.7 million for the same period in 2022. The decrease in contribution margin was driven primarily by the decrease in Partner Network volume , partially offset by the decrease in directly attributable expenses.

Liquidity and Capital Resources

Historically, our primary sources of liquidity have included:

•    cash flow from our operations, including:

•    sale of whole loans into the secondary market;

•    sale of mortgage servicing rights and excess servicing cash flows into the secondary market;

•    loan origination fees;

•    servicing fee income; and

•    interest income on loans held for sale

•    borrowings, including under our funding facilities and other secured and unsecured financing facilities; and

•    cash and marketable securities on hand.

Historically, our primary uses of funds have included:

•    origination of loans;

•    interest expense;

•    repayment of debt;

•    operating expenses;

•    acquisition of mortgage servicing rights; and

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

As discussed in Note 5, Borrowings, of the notes to the unaudited condensed consolidated financial statements, as of September 30, 2023, we had 16 different funding and financing facilities in different amounts and with various maturities together with the Senior Notes. At September 30, 2023, the aggregate available amount under our facilities was $21.1 billion, with combined outstanding balances of $4.9 billion and unutilized capacity of $16.1 billion.

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

The amount owed and outstanding on our funding facilities fluctuates significantly based on our origination volume, the amount of time it takes us to sell the loans we originate, and the amount of loans being self-funded with cash. We may from time to time use surplus cash to “buy-down” the effective interest rate of certain funding facilities or to self-fund a portion of our loan originations. Buy-down funds are included in Cash and cash equivalents on the Consolidated Balance Sheets. We have the ability to withdraw these funds at any time, unless a margin call has been made or a default has occurred under the relevant facilities. We will also deploy cash to self-fund loan originations, a portion of which can be transferred to a warehouse line or the early buy out line, provided that such loans meet the eligibility criteria to be placed on such lines. The remaining portion will be funded in normal course over a short period of time, generally less than 45 days.

We remain in a strong liquidity position, with total liquidity of $8.7 billion as of September 30, 2023, which includes $1.0 billion of Cash and cash equivalents, $2.8 billion of corporate cash used to self-fund loan originations, a portion of which could be transferred to funding facilities (warehouse lines) at our discretion, $3.3 billion of undrawn lines of credit from financing facilities, and $1.7 billion of undrawn MSR lines. Margin cash held on behalf of counterparties is recorded in Cash and cash equivalents, and the related liability is classified in Other liabilities in the Condensed Consolidated Balance Sheets. Margin cash pledged to counterparties is excluded from Cash and cash equivalents and instead recorded in Other assets, as a receivable, in the Condensed Consolidated Balance Sheets.

Our funding facilities, early buy out facilities, MSRs facilities and unsecured lines of credit also generally require us to comply with certain operating and financial covenants and the availability of funds under these facilities is subject to, among other conditions, our continued compliance with these covenants. These financial covenants include, but are not limited to, maintaining (1) a certain minimum tangible net worth, (2) minimum liquidity, (3) a maximum ratio of total liabilities or total debt to tangible net worth and (4) pre-tax net income requirements. A breach of these covenants can result in an event of default under these facilities and as such allows the lenders to pursue certain remedies. In addition, each of these facilities, as well as our unsecured lines of credit, includes cross default or cross acceleration provisions that could result in all facilities terminating if an event of default or acceleration of maturity occurs under any facility. We were in compliance with all covenants as of September 30, 2023 and December 31, 2022.

September 30, 2023 compared to September 30, 2022

Cash Flows

Our Cash and cash equivalents and Restricted cash were $991.9 million at September 30, 2023, an increase of $100.3 million, or 11%, compared to $891.6 million at September 30, 2022. The increase was primarily driven by MSR sales during the period, partially offset by our net loss for the period.

Equity

Equity was $8.5 billion as of September 30, 2023, a decrease of $404.9 million, or 5%, compared to $8.9 billion as of September 30, 2022. The decrease was primarily a result of a net loss of $650.0 million, partially offset by an increase in share-based compensation of $188.2 million.

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

During the nine months ended September 30, 2023 the Company had no dividend or tax distributions. During the nine months ended September 30, 2022 the Company had a $2.0 billion 2022 Special Dividend and $166.7 million in tax distributions, for a total of approximately $2.2 billion of distributions. Except for tax distributions, these distributions are at the discretion of our board of directors.

Contractual Obligations, Commercial Commitments, and Other Contingencies

There were no material changes outside the ordinary course of business to our outstanding contractual obligations as of September 30, 2023 from information and amounts previously disclosed as of December 31, 2022 in our Annual Report on Form 10-K under the caption “Contractual Obligations, Commercial Commitments, and Other Contingencies”. Refer to Notes 5, Borrowings, and 9, Commitments, Contingencies, and Guarantees, of the notes to the condensed consolidated financial statements for further discussion of contractual obligations, commercial commitments, and other contingencies, including legal contingencies.
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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of September 30, 2023, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Authorization

On November 10, 2020, our board of directors approved a share repurchase program of up to $1.0 billion of our Common Stock, including both Class A and Class D, which repurchases may be made, from time to time, in privately negotiated transactions or in the open market, in accordance with applicable securities laws (the “Share Repurchase Program”). The Share Repurchase Program was renewed on November 11, 2022 and will remain in effect for a two-year period. The Share Repurchase Program authorizes but does not obligate the Company to make any repurchases at any specific time. The timing and extent to which the Company repurchases its shares will depend upon, among other things, market conditions, share price, liquidity targets, regulatory requirements and other factors. As of September 30, 2023 approximately $590.7 million remain available under the Share Repurchase Program. There were no share repurchases during the three months ended September 30, 2023.

As of November 2, 2023, Rocket Companies repurchased 32.1 million shares at a weighted average price of $12.73. We have returned $409.3 million to shareholders in aggregate under the $1.0 billion Share Repurchase Program which was renewed in November 2022.

Item 5. Other Information

Citibank, N.A. Master Repurchase Agreement Amendment and Renewal

On November 7, 2023, Rocket Mortgage, LLC (“Rocket Mortgage”), a subsidiary of the Company, entered into Amendment Number Five (the “MRA Amendment”) to the Master Repurchase Agreement, dated as of September 4, 2019, between Rocket Mortgage and Citibank, N.A. (as amended through the MRA Amendment, the “Citi Master Repurchase Agreement”) and a related Amendment Number Nine to the Pricing Side Letter for the Citi Master Repurchase Agreement, which amended certain loan eligibility criteria to include home equity loan products, extended the expiration date of the existing Citi Master Repurchase Agreement from September 9, 2024 to November 6, 2025, and effectuated certain other technical changes to the Citi Master Repurchase Agreement.

The above description of the terms of the MRA Amendment is qualified in its entirety by reference to the full text of the MRA Amendment, a copy of which is filed as an exhibit to this Form 10-Q.

Citibank, N.A. MSR Facility Amendment

On November 7, 2023, Rocket Mortgage entered into Amendment Number Three (the “MSR Amendment”) to the MSR Facility, dated as of July 27, 2022, between Rocket Mortgage and Citibank, N.A. (as amended through the MSR Amendment, the “MSR Facility”). The Amendment extended the repayment date of borrowings incurred under the MSR Facility. The MSR Amendment did not modify the affirmative covenants, negative covenants, mandatory prepayment events or security provisions or arrangements under the MSR Facility.

The above description of the terms of the MSR Amendment is qualified in its entirety by reference to the full text of the MSR Amendment, a copy of which is filed as an exhibit to this Form 10-Q.

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
10.1*
Amendment No. 3 to Master Repurchase Agreement dated as of July 21, 2023 by and between Barclays Bank PLC, a public limited company formed under the laws of England and Wales, as buyer, and Rocket Mortgage, LLC, as seller

10.2*#	Twelfth Amendment to Lease, executed as of August 31st, 2023, but effective as of August 30, 2023, between Zorro Troy LLC, as landlord, and Rocket Mortgage, LLC, as tenant
10.3*
Amendment No. 3 to Amended and Restated Master Repurchase Agreement dated as of May 11, 2023 by and between Bank of America, N.A., as buyer, RCKT Mortgage SPE-A, LLC, as seller, and Rocket Mortgage, LLC, as guarantor

10.4*	Offer of Employment letter dated as of July 28, 2023, by and between RKT Holdings, LLC and Varun Krishna
10.5*	Employment Agreement dated as of July 28, 2023, by and between RKT Holdings, LLC and Varun Krishna
10.6*#
Amendment No. 4 to Amended and Restated Master Repurchase Agreement dated as of September 8, 2023 by and between Bank of America, N.A., as buyer, RCKT Mortgage SPE-A, LLC, as seller, and Rocket Mortgage, LLC, as guarantor

10.7*#
Amendment No.4 to Master Repurchase Agreement dated as of November 1, 2023 by and between Barclays Bank PLC, a public limited company formed under the laws of England and Wales, as buyer, and Rocket Mortgage, LLC, as seller

10.8*	Amendment Number Five to Master Repurchase Agreement dated November 7, 2023 by and between Citibank, N.A., as buyer, and Rocket Mortgage, LLC, as seller
10.9*#	Amendment Number Three to Loan and Security Agreement (MSR Facility) dated November 7, 2023 by and between Rocket Mortgage, LLC, as borrower, and Citibank, N.A., as lender
31.1*	Certification of CEO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)
31.2*	Certification of CFO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)
32.1*	Certification by the CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification by the CFO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
#	Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The Company agrees to furnish supplementally an unredacted copy of the exhibit to the Securities and Exchange Commission upon its request.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rocket Companies, Inc.

November 9, 2023	By:	/s/ Brian Brown
Date		Name: Brian Brown
Chief Financial Officer and Treasurer
(Principal Financial Officer, Principal Accounting Officer)