Form 10-K
period 2023-12-31
Rocket Companies, Inc.
filed 2024-02-27
CIK 1805284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

As of June 30, 2023 the aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates of the registrant was $1,137,880,370. Computed by the closing price of common equity as of the last business day of the registrant's most recently completed second quarter.

As of February 20, 2024, 136,759,932 shares of the registrant's Class A common stock, $0.00001 par value, and 1,848,879,483 shares of the registrant's Class D common stock, $0.00001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for use in connection with its 2024 Annual Meeting of Stockholders, which is to be filed no later than 120 days after December 31, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Rocket Companies, Inc.
Form 10-K
For the period ended December 31, 2023

Part I

Item 1. Business

Overview

We are a Detroit‑based fintech company including mortgage, real estate and personal finance business. We are committed to delivering industry-best client experiences through our AI-fueled homeownership strategy. Our full suite of products empowers our clients across financial wellness, personal loans, home search, mortgage finance, title and closing. We believe our widely recognized “Rocket” brand is synonymous with simple, fast, and trusted digital experiences.

Since our inception in 1985, we have consistently demonstrated our ability to launch new consumer experiences, scale and automate operations, and extend our proprietary technologies to partners. Our flagship business, Rocket Mortgage, is an industry leader, having provided over $1.7 trillion in home loans since inception.

Dan Gilbert, our founder and Chairman, purposefully created a strong cultural foundation of core principles, or “ISMs”, as an operating system to guide decision‑making by all our team members. At the heart of the ISMs is a simple, yet powerful, concept: “Love our team members. Love our clients.”

We believe artificial intelligence ("AI") is evolving rapidly and approaching a critical inflection point, where knowledge engineering, machine learning, automation, and personalization will be at the center of how clients buy, sell and finance homes. Rocket is uniquely positioned for the next wave of transformation with generative AI given our vast data assets and technology foundation.

In June 2023, we published our second ESG (environmental, social, governance) report which outlines our ESG impact on all our stakeholders. We take pride in investing in our communities and team members through our For-More-Than-Profit approach.

Rocket Portfolio of Companies

Rocket Companies is a series of connected mortgage, real estate and financial services businesses centered on enabling AI-fueled homeownership.

•Rocket Mortgage. The nation’s largest retail mortgage lender, providing what we believe is the simplest and most convenient way to get a mortgage. Our digital process utilizes automated data retrieval and advanced underwriting technology to deliver fast, tailored solutions to our clients. Our clients leverage the Rocket Mortgage app and website to apply for mortgages, interact with our team members, upload documents, e-sign documents, receive statements, and complete monthly payments.

Rocket Mortgage is both a mortgage originator and a mortgage servicer. Since 2010, Rocket Mortgage has won 21 J.D. Power Awards in total across mortgage origination and mortgage servicing. Our net promoter score was 74 for full year 2023, placing us among companies recognized for best-in-class service.

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

On December 31 2023, the net client retention rate of our servicing portfolio was 97% on an annual basis. There is a strong correlation between this metric and client lifetime value, and we believe these levels are far superior to others in the mortgage industry and rival subscription-based models across industries such as cable and wireless service companies. Servicing the loans that we originate provides us with an opportunity to build long‑term relationships and continually deliver a seamless experience to our clients. We employ our same client‑centric philosophy and technology cultivated through our origination business towards the servicing of loans to deliver a digital client experience in servicing, specifically designed around the needs and expectations of our clients. Through Rocket Mortgage, clients can view their loan information and activity, obtain insight into their home value and equity, and obtain personalized videos that simplify complex topics such as escrow changes utilizing the clients’ actual loan information and figures. This differentiated servicing experience focuses on client service with positive, regular touchpoints and a better understanding of our clients’ future needs.

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

•Rocket Money. Our personal finance app that helps clients manage their financial lives. Rocket Money offers clients a suite of financial wellness services including subscription cancellation, budget management and credit score improvement that save them time and money.

•Rocket Loans. Our personal loan business that offers a simple, fast and intuitive user experience by leveraging a single, automated technology platform, with particular focus on high quality, prime borrowers. Rocket Loans offers personal loans and financing for solar panel purchases.

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

Rocket Data and Technology

We aim to continuously improve on delivering speed, certainty and value to our clients through scalable, technology-driven solutions. We believe artificial intelligence will be at the center of how clients buy, sell and finance homes. We have strategically invested in technology for nearly four decades and developed our technology in modules to facilitate agile enhancements. This enables us to effectively scale during market expansion, efficiently onboard partners, and grow into new client segments and channels, with less time and investment than our competitors. This process partitioning has allowed us to identify many areas that could be automated. Our system has been designed to integrate across business functions, continuously monitoring in‑progress transactions and leveraging our proprietary, data‑driven, decision engine to recommend the most efficient task for each team member.

We have data and scale that uniquely positions Rocket to lead the next wave of industry transformation with generative AI. We have 10 petabytes of data in our environments, and thousands of attributes to establish accurate client profiles. We generate over 50 million call logs annually, which help us develop technology and processes to continuously improve upon our client experience. In a single year, we used AI to generate approximately 3.7 billion customer interactions and assessments. We believe AI will transform our business, and in turn, the client experience and the industry, from lead generation and allocation to underwriting, closing, and servicing.

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

•Client retention levels

•Reputation and brand recognition

•Variety of loan programs and services being made available

•Interest rates and fees charged for loans, loan terms and amounts

•Access to capital and liquidity

Business Model

We operate a scalable business model underpinned by constant innovation and our competitive strengths, which include our digital-first brand, technology, data insights, client-first culture and partnerships.

We originate mortgage loans that are sold either to government backed entities or to investors in the secondary mortgage market. Since our counterparties are primarily the government-sponsored enterprise (“GSEs”) as well as other diversified sets of investors, we do not need to hold significant capital to grow our origination business.

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

•The change in fair value of interest rate lock commitments (“IRLCs”) and loans held for sale;

•The gain or loss on forward commitments hedging loans held for sale and IRLCs; and

•The fair value of originated mortgage servicing rights (“MSRs”).

Mortgage Servicing Fees

We also generate significant income from servicing our clients’ loans. For every mortgage that we service, we receive contractual recurring cash flows for the life of the loan. Cash flows are directly correlated to the balances of outstanding mortgages and can fluctuate based on the volume of loans added or that are paid off in any given period. Additionally, we earn ancillary revenue such as late fees and modification incentives on the loans we service. Subservicing revenue is primarily based on contractual per loan fees.

Title, Services and Other Fee Income

Other income includes revenues from services provided to clients or partners across our platform. Amrock generates revenue as a leading provider of title insurance services, property valuations and settlement services. This business complements our mortgage origination platform with digital appraisal and closing services integrated throughout our Rocket Mortgage technology and processes. Rocket Money earns monthly subscription revenue from premium members, as well as other service-based fees from users. Rocket Homes earns fees from real estate agent referrals, while at the same time matching Rocket Mortgage clients with highly rated agents and improving the certainty of closing. Rocket Loans allows clients to apply for personal loans online and receive same day funding through a proprietary technology stack. Rocket Loans generates fees in a similar fashion to our mortgage business, receiving an origination fee, an investor fee from the end buyer, and an ongoing servicing fee for the work the company performs. Core Digital Media receives fees from the generation and sale of client leads in the mortgage and other industries in additional to promoting growth for our broader ecosystem by offering unique insight into the lead generation market.

Government Regulations

We operate in heavily regulated industries that are highly focused on consumer protection. This extensive regulatory framework we are subject to includes U.S. federal, state and local laws. Governmental authorities and various U.S. federal and state agencies have broad oversight, supervision, and enforcement authority over our business. Because we are not a depository institution, we must comply with state licensing requirements to conduct our business. We incur significant ongoing costs to comply with licensing and other legal requirements under the Secure and Fair Enforcement for Mortgage Licensing Act of 2008 (“the SAFE Act”) and the Dodd‑Frank Act, among others. To conduct our residential mortgage origination operations in the United States, we are licensed in all 50 states and the District of Columbia. As required by state law, we have additional licenses to enable us to act as a mortgage loan servicer in all 50 states and the District of Columbia and other applicable state licenses to enable us to act as a mortgage broker, real estate brokerage, conduct lead generation activities, and operate our personal loan platform that facilitates loans. The licensing process includes the submission of an application to the relevant state agency, a character and fitness review of key individuals and an administrative review of our business operations. We are also supervised by regulatory agencies under U.S. state laws. In addition, the GSEs and the Federal Housing Finance Agency (“FHFA”), Ginnie Mae, Federal Trade Commission (“FTC”), U.S. Department of Housing and Urban Development (“HUD”), Federal Housing Administration (“FHA”), various investors, non‑agency securitization trustees and others subject us to periodic reviews and audits. This broad and extensive supervisory and enforcement oversight will continue to occur in the future. As a highly regulated business, the regulatory and legal requirements we face can change and may even become more restrictive. In turn, this could make our compliance responsibilities more complex. We are also subject to judicial and administrative decisions that impose requirements and restrictions on our business. Numerous U.S. federal and state regulatory consumer protection laws impact our business.

We are also subject to a variety of regulatory and contractual obligations imposed by credit owners, insurers and guarantors of the loans we originate or facilitate and/or service. This includes, but is not limited to, Fannie Mae, Freddie Mac, Ginnie Mae, FHFA, the Department of Veterans Affairs (“VA”), and the FHA/HUD. The Consumer Financial Protection Bureau (“CFPB”), established under the Dodd-Frank Act, directly and significantly influences the regulation of residential mortgage loan originations and servicing. The CFPB has rulemaking authority with respect to many of the federal consumer protection laws applicable to mortgage lenders and servicers, including Truth in Lending Act (“TILA”), Real Estate Settlement Procedures Act (“RESPA”), Equal Credit Opportunity Act (“ECOA”), Fair Credit Reporting Act (“FCRA”), and the Fair Debt Collection Practices Act. The CFPB has been active in supervision and enforcement, and continues to amend rules and regulations within its purview. Furthermore, our expansion of operations into Canada has made us subject to Canadian laws, regulations and rules which have additional and distinct oversight, supervision, and enforcement requirements. We must also adhere to applicable laws and regulations promulgated by the various provinces and territories of Canada where we conduct business. We continue to work diligently to assess and understand the implications of the regulatory environment in which we operate and the regulatory changes that we are facing. We devote substantial resources to regulatory compliance, including operational and system costs, while at the same time striving to meet the needs and expectations of our clients.

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

As of December 31, 2023, we had approximately 14,700 team members all of whom are based in the United States and Canada.

As part of our talent strategy, we provide tools and resources to our team members that enable them to reach their full potential, build their own career paths, enhance their well-being and support their financial goals. Our team members have access to training and mentorship opportunities, specialized leadership programs and a variety of educational programs. These programs include ROCK Academy, our tuition assistance program, as well as our internal mobility program, THRIVE. We offer competitive, best in class benefit and wellness offerings that start on day one for all team members. Some of these offerings include a 100% company paid benefit plan, comprehensive mental health support services, and an onsite health care clinic dedicated to improving team members’ health.

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

The Company strongly encourages collaboration, connection, and inclusion through participation in our Team Member Resource Networks (“TMRN”). Our TMRNs are a community of team members cultivating a culture of belonging, engagement, and business impact in support of Rocket’s mission, strategic objectives, and goals. Total membership in 2023 exceeded 4,500 team members across our 11 networks. Team Members participated in impactful learning through TMRN programming including technology and coding workshops and finance and home ownership planning featuring our Chief Financial Officer. To understand and improve team member retention and engagement, the Company surveys team members with the assistance of third-party consultants. In 2023, 86% of our team members completed these engagement surveys.

Based on these results, we are building a culture of inclusion where 87% of our team members feel they can be their authentic self at work and 81% feel a sense of belonging at the Company.

We also actively provide and promote opportunities for our team members to share their voice and engage with our community. Based on engagement survey results, approximately 90% of our team members support the various ways the Company contributes to the community. In 2022, 65% of our team members participated in community volunteering or giving events. Also in 2023, Rocket Companies achieved the milestone of one million hours of volunteering in our communities. We are committed to fostering a diverse and inclusive workplace and we proactively recruit for and hire diverse talent across a wide range of candidates to achieve the highest performing teams. Our Diversity, Equity and Inclusion team is committed to fostering an inclusive environment built on open doors, open minds and an open culture rooted in trust. As a reflection of our commitment to prioritize our team members, Rocket Companies ranked #11 on Fortune Magazine’s list of 100 Best Companies to Work For in 2023 and has ranked in the top-30 companies on the list for 20 consecutive years. Rocket Companies also ranked #2 on People Magazine’s 100 Companies That Care and #2 on Fortune’s list of the Best Workplaces in Financial Services & Insurance in 2023.

During 2023, the Company offered a voluntary career transition program to certain eligible team members. The career transition program included a compensation package, healthcare coverage, career transition services, and accelerated vesting of certain equity awards, if applicable.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Section 13(a) of the Exchange Act are made available free of charge on or through our website at rocketcompanies.com as soon as reasonably practicable after such reports are filed with, or furnished to, the U.S. Securities and Exchange Commission (“SEC”). The information on our website is not, and shall not be deemed to be, part of this report or incorporated into any other filings we make with the SEC. The reports and the other documents we file with the SEC are available on the SEC’s website at sec.gov.

From time to time, we may use our website as a channel of distribution of material information. Financial and other material information regarding the Company is routinely posted on and accessible at rocketcompanies.com. Our ESG report, can be accessed at ir.rocketcompanies.com. The information in our ESG report is not, and shall not be deemed to be, part of this report or incorporated into any other filings we make to the SEC.

Item 1A. Risk Factors

Risk Factors Summary

Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows and prospects. Risks that we deem material are described under “Risk Factors” in Item 1A of this report. These risks include, but are not limited to, the following:

•The success and growth of our business, results of operations, and financial condition will depend upon our ability to adapt to and implement technological changes to meet our business needs and the changing demands of the market and our clients.

•Cyberattacks, security breaches, or a failure to comply with information security laws or regulations could result in serious harm to our reputation and adversely affect our business.

•We are, and intend to continue, developing new products and services, and our failure to accurately predict their demand or growth could have an adverse effect on our business.

•We are required to make servicing advances that can be subject to delays in recovery or may not be recoverable in certain circumstances.

•We may be required to repurchase or substitute mortgage loans or mortgage servicing rights (“MSRs”) that we have sold, or indemnify purchasers of our mortgage loans or MSRs.

•We rely upon the accuracy and completeness of information about borrowers and any misrepresented information or fraud could result in significant financial losses and harm to our reputation.

•Loss of our key leadership could result in a material adverse effect on our business.

•Failure of vendors to perform to contractual agreements embedded in our products and services and our failure to effectively oversee vendor operations could adversely affect our business.

•Rocket Loans, as a rapidly growing business, faces a range of interconnected risks and challenges that could have a material adverse effect on its operations.

•Our Rocket Homes business is subject to challenges not faced by traditional real estate brokerages.

•We may be unable to make acquisitions and investments, successfully integrate acquired companies into our business, or our acquisitions and investments may not meet our expectations, any of which could adversely affect our business, financial condition, and results of operations.

•Negative public opinion could damage our brand and reputation, which could adversely affect our business and earnings.

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

•A disruption in the secondary home loan market, including the mortgage-backed security (“MBS”) market, could have a detrimental effect on our business.

•We are subject to various legal actions that if decided adversely, or if viewed unfavorably by the public, could be detrimental to our business.

•If we cannot maintain our corporate culture, we could lose the innovation, collaboration and focus on the mission that contribute to our business.

•Our certificate of incorporation contains a provision renouncing our interest and expectancy in certain corporate opportunities.

•We are controlled by RHI, an entity controlled by Dan Gilbert, whose interests may conflict with our interests and the interests of other stockholders. Further, because we are a “controlled company” within the meaning of the New York Stock Exchange rules, we qualify for and intend to rely on exemptions from certain corporate governance requirements.

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

Risks Relating to Technology and Cybersecurity

The success and growth of our business, results of operations, and financial condition will depend upon our ability to adapt to and implement technological changes to meet our business needs and the changing demands of the market and our clients.

The markets for our services are characterized by constant technological changes, with frequent introductions of new technology-driven products and services. We rely on our proprietary technology to make our technology available to clients, evaluate loan applicants and service loans. In addition, we may increasingly rely on technological innovations, including artificial intelligence (“AI”) and other technology or third-party software as we introduce new products, expand our current products into new markets and continue to streamline various loan-related and lending processes. If we are unable to keep pace with technological change affecting the markets for our services or if we are unable to successfully innovate, integrate and adopt new technologies to continue to deliver a superior client experience, the demand for our products and services may decrease, we may be unable to attract clients and our growth and results of operations may be harmed.

The origination and servicing processes are increasingly dependent on technology, and our business relies on our continued ability to process loan applications over the internet, accept electronic signatures, provide instant process status updates, process payments, provide electronic statements, and other client and loan applicant-expected conveniences. Maintaining and improving this technology will require significant capital expenditures and skilled personnel.

To the extent we are dependent on any particular technology or technological solution (whether developed internally or by a third-party vendor), we may be harmed if such technology or technological solution becomes non-compliant with existing industry standards, fails to meet or exceed the capabilities of our competitors’ equivalent technologies or technological solutions, becomes increasingly expensive to service, retain and update, becomes subject to third-party claims of intellectual property infringement, misappropriation or other violation, or malfunctions or functions in a way we did not anticipate that results in loan defects potentially requiring repurchase and/or indemnification.

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

Cybersecurity risks for lenders have significantly increased both in severity and volume in recent years and the techniques used to obtain unauthorized, improper, or illegal access to systems, third-party vendors, our clients’, loan applicants’ and team members’ data or to disable, degrade, or sabotage service are constantly evolving, and have become increasingly complex and sophisticated and therefore more challenging to prevent and/or detect. Security attacks can originate from a wide variety of sources, including third parties such as computer hackers, hacktivists, nation state-backed hackers or persons involved with organized crime or associated with external service providers. Those parties may also attempt to fraudulently induce clients, loan applicants, team members’ or other users of our systems to disclose sensitive information to gain access to our systems or data. Any successful cyber-attack or unauthorized use of Rocket Information could result in harm to our business or operations including increased costs to remedy and/or litigation, disputes, damages or other liabilities from impacted parties.

Additionally, cyberattacks on local and state government databases and offices, including the rising trend of ransomware attacks, expose us to the risk of losing access to critical data and the ability to provide services to our clients, including but not limited, to issuing title insurance policies and closing on properties located in the affected counties or states.

As a provider of financial products we are bound by numerous privacy and cybersecurity-related laws and requirements. These laws continue to be refined in response to increasing cybersecurity-related risks and new requirements. For example, the Federal Trade Commission (“FTC”) has promulgated a revised Safeguards Rule, the New York Department of Financial Services recently promulgated updated cybersecurity regulations, and the SEC recently adopted disclosure requirements designed to enhance and standardize public company disclosures regarding cybersecurity risk management and incident reporting. If we are unable to properly safeguard data or meet new or evolving applicable regulatory requirements, we could be subjected to substantial legal fees, additional disclosure requirements, judgments, fines and negative impacts on our brand.

Cyberattacks and/or breaches could result in violations of applicable privacy and other laws. If this information is inappropriately accessed and used by a third party or a team member for illegal purposes, the affected individuals may attempt to hold us responsible for any losses they may have incurred as a result of misappropriation. In such an instance, we may also be subject to regulatory action, investigation or liable to a governmental authority for fines or penalties associated with a lapse in the integrity and security of Rocket Information. We may be required to expend significant capital and other resources to protect against and remedy any potential or existing security breaches and their consequences. In addition, our remediation efforts may not be successful, and we may not have adequate insurance to cover these losses. While the Company has experienced non-material cyber incidents involving third party vendors, the Company’s continued use of third parties in its business yields the potential for cybersecurity incidents that may harm business operations.

Security breaches could also significantly damage our reputation with existing and prospective clients and third parties with whom we do business. Any publicized security problems affecting our businesses and/or those of such third parties may negatively impact the market perception of our products and discourage clients from doing business with us.

Technology disruptions or failures, including a failure in our operational or security systems or infrastructure, or those of third parties with whom we do business, could disrupt our business, cause legal or reputational harm, and adversely impact our results of operations and financial condition.

Many of our services are dependent on the secure, efficient, and uninterrupted operation of our technology infrastructure, including computer systems, related software applications and data centers, as well as those of certain third parties and affiliates. Our websites and computer/telecommunication networks must accommodate a high volume of traffic and deliver frequently updated, accurate and timely information. We have experienced, and may in the future experience, service disruptions and failures caused by system or software failure, fire, power loss, telecommunications failures, human error or misconduct, external attacks (e.g., computer hackers, hacktivists, nation state-backed hackers), denial of service or information, malicious or destructive code (e.g., ransomware, computer viruses and disabling devices), as well as natural disasters, health pandemics, strikes, and other similar events, and our contingency planning may not be sufficient for all situations. The implementation of technology changes and upgrades to maintain current and integrate new technology systems may also cause service interruptions. Any such disruptions could materially interrupt or delay our ability to provide services to our clients and loan applicants and could also impair the ability of third parties to provide critical services to us.

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

We rely on our ability to attract online consumers to our websites and mobile applications to then convert them into loan applicants and clients in a cost-effective manner. We depend, in part, on search engines and other online sources for our website traffic. We are included in search engine result pages as a result of both paid search listings, where we purchase specific search terms that will result in the inclusion of our listing, and unpaid or algorithmic searches, which depend upon the searchable content on our sites. We devote significant time and resources to digital marketing initiatives, such as search engine optimization, to improve our search result rankings and increase visits to our websites and apps. These marketing efforts may prove unsuccessful due to a variety of factors, including increased costs to use online advertising platforms, ineffective campaigns, and increased competition. Certain factors not within our control, such as a change to the search engine ranking algorithm or an increased prominence of generative AI on the search engine result page, could negatively impact the prominence of our website.

Our internet marketing efforts depend on data signals from user activity on websites and services that we do not control, and changes to the regulatory environment around consumer and data privacy (including the California Consumer Privacy Act and its implementing regulations), third-party mobile operating systems and browsers have impacted, and will continue to impact, the availability of such signals, which may adversely affect our digital marketing efforts. In particular, mobile operating system and browser providers have announced product changes as well as future plans to limit the ability of application developers to use these signals to target and measure advertising on their platforms. These developments have previously limited and are expected to further limit our ability to target our marketing efforts, and any additional loss of such signals in the future may adversely affect our targeting capabilities and our marketing efforts.

We also rely on app marketplaces to connect users with our apps. These marketplaces may change in a way that negatively affects the prominence of or ease with which users can access our apps. If one or more of the search engines, app marketplaces or other online sources were to change in a way that adversely impacted our ability to connect with consumers, our business could suffer.

Some aspects of our Rocket technology platform include open-source software, and any failure to comply with the terms of one or more of these open-source licenses could adversely affect our business.

Certain aspects of our Rocket technology platform incorporate software covered by open-source licenses, and we may continue to use such software in the future. The terms of various open-source licenses have not been interpreted by U.S. courts, and there is a risk that such licenses could be construed in a manner that limits our use of the software, inhibits certain aspects of the platform or otherwise adversely affects our business operations. We may also face claims from others claiming ownership of, or seeking to enforce the terms of, an open-source license, including by demanding release of the open-source software, derivative works or our proprietary source code that was developed using such software. These claims could also result in litigation, require us to purchase a costly license or require us to devote additional research and development resources to change our software, any of which could adversely affect our business.

Some open-source licenses subject licensees to certain conditions, including requiring licensees to make available source code for modifications or derivative works created based upon the type of open-source software used for no or reduced cost, or to license the products that use open source software under terms that allow reverse engineering, reverse assembly or disassembly. If portions of our proprietary software are determined to be subject to an open source license, or if the license terms for the open source software that we incorporate change, we could be required to publicly release the affected portions of our source code, re-engineer all or a portion of our platform or otherwise change our business activities, each of which could reduce or eliminate the value of our platform and products and services. In addition to risks related to license requirements, the use of open-source software can lead to greater risks than the use of third-party commercial software because open-source licensors generally make their open source software available “as-is” and do not provide indemnities, warranties or controls on the origin of the software.

Issues related to the development, proliferation and use of AI could give rise to legal and/or regulatory action, damage our reputation or otherwise materially harm our business.

We currently incorporate AI technology in certain of our products and services and in our business operations, and we believe the proliferation of AI will have a significant impact on customer preference and market dynamics in our industry. Our research and development of such technology remains ongoing, and our ability to develop effective and ethical AI technology will be critical to our financial performance and long-term success. We may be unable to develop and implement AI, both for internal operations and external support, that keeps pace with the rapid proliferation of AI systems by competitors in our industry, which may negatively impact our business and financial performance.

AI presents risks, challenges, and unintended consequences that could affect our and our customers’ adoption and use of this technology. AI algorithms and machine learning methodologies may be flawed. For example, the use of AI algorithms may raise ethical concerns and legal issues due to perceived or actual unintentional bias in the processing of loan applications. Additionally, AI technologies are complex and rapidly evolving, and we face significant competition in the market and from other companies regarding such technologies. Further, while we aim to develop and use AI responsibly and attempt to identify and mitigate ethical and legal issues presented by its use, we may be unsuccessful in identifying or resolving issues before they arise. AI-related issues, including potential government regulation of AI, deficiencies and/or failures could give rise to legal and/or regulatory action, damage our reputation or otherwise adversely affect our business.

Risks Related to Our Business and Operations

We are, and intend to continue, developing new products and services, and our failure to accurately predict their demand or growth could have an adverse effect on our business.

We are, and intend in the future to continue, investing significant resources in developing new tools, features, services, products and other offerings, including offerings of mortgage, other lending and financial products. Risks from our innovative initiatives include those associated with potential defects in the design and development of the technologies used to automate processes, misapplication of technologies, the reliance on data that may prove inadequate, and failure to meet client expectations, among others. As a result of these risks, we could experience increased claims, reputational damage, or other adverse effects, which could be material. Additionally, we can provide no assurance that we will be able to develop, commercially market and achieve acceptance of our new products and services. In addition, our investment of resources to develop new products and services may either be insufficient or result in expenses that are excessive in light of revenue actually originated from these new products and services.

The profile of potential clients using our new products and services may not be as attractive as the profile of the clients that we currently serve, which may lead to higher levels of delinquencies or defaults than we have historically experienced. Failure to accurately predict demand or growth with respect to our new products and services could have an adverse impact on our business, and there is always risk that these new products and services will be unprofitable, will increase our costs or will decrease our operating margins or take longer than anticipated to achieve target margins. Further, our development efforts with respect to these initiatives could distract management from current operations and could divert capital and other resources from our existing business. If we do not realize the expected benefits of our investments and development of new products and services, our business may be harmed.

We may not be able to continue to grow our loan origination business or effectively manage significant increases in our loan production volume, both of which could negatively affect our reputation and business, financial condition, and results of operations.

Our mortgage loan origination business consists of providing purchase money loans to homebuyers, refinancing existing loans, and originating second lien home equity loans. The origination of purchase mortgage loans is greatly influenced by traditional business clients in the home-buying process such as realtors and builders. As a result, our ability to secure relationships with such traditional business clients will influence our ability to grow our loan origination business. Historically, our originations have skewed more towards refinancing, especially relative to the overall origination market, and our market share has been, and may in the future be, adversely affected by conditions in the overall origination market, including elevated interest rates and purchase originations accounting for a majority of the mortgage market. These conditions have adversely affected our business in the past, and if these conditions continue or worsen or if we are unable to increase our share of purchase originations, our market share and results of operations could be further adversely affected. Our loan origination business also operates through third-party mortgage brokers who operate more locally and routinely work with realtors and builders, but who are not contractually obligated to do business with us. Further, our competitors also have relationships with these brokers and actively compete with us in our efforts to expand our broker networks. We may not be successful in maintaining our existing relationships or expanding our broker networks. Our production and consumer direct lending operations are subject to overall market factors that can impact our ability to grow our loan production volume. For example, increased competition from new and existing market participants, reductions in the overall level of refinancing activity, slow growth in the level of new home purchase activity, lack of affordable housing, or inadequate inventory of homes for sale can impact our ability to continue to grow our loan production volumes, and as such we have been and may in the future be forced to modify our cost structure or accept lower margins in our respective businesses in order to continue to compete and keep our volume of activity consistent with past or projected levels. If we are unable to continue to grow our loan origination business, this could adversely affect our business.

On the other hand, we may experience significant growth in our mortgage loan volume and mortgage servicing rights (MSRs). But if we do not effectively manage our growth through the deployment of resources including processes, technology and talent, the quality of our services could suffer, which could negatively affect our brand and operating results.

We are required to make servicing advances that can be subject to delays in recovery or may not be recoverable in certain circumstances.

During any period in which one of our clients is not making payments on a loan we service we are required under most of our servicing agreements to advance our own funds to meet contractual principal and interest remittance requirements, pay property taxes and insurance premiums, legal expenses and other protective advances (“payment advances”). If home values rise, we may be required to advance greater amounts of property taxes and insurance premiums. We also advance funds to maintain, repair and market real estate properties. In certain situations, we may elect to make certain payment advances knowing that we may not be reimbursed. In addition, in the event a loan serviced by us becomes delinquent, or to the extent a mortgagor under such loan is allowed to enter into a forbearance by applicable law, regulation, or investor/insurer guidelines, the repayment to us of any payment advance related to such events may be delayed until the loan is repaid or refinanced or liquidation occurs. A delay in our ability to collect a payment advance may adversely affect our liquidity, and our inability to be reimbursed for a payment advance could be detrimental to our business. Defaults might increase due to a deterioration in the macro economy and as the loans in our servicing portfolio get older, which may increase our costs of servicing and could be detrimental to our business. Further, forbearance legislation or regulation, such as part of a natural disaster response (e.g., the Coronavirus Aid, Relief and Economic Security Act), could increase the number of loans on which we must make such payment advances.

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

In addition, for certain loans sold to Ginnie Mae, we, as the servicer, have the unilateral right to repurchase any individual loan in a Ginnie Mae securitization pool if that loan meets defined criteria, including being delinquent greater than 90 days. Upon electing to exercise this unilateral right to repurchase the delinquent loan, we effectively regain control over the loan, meaning that we must recognize the loan on our balance sheet and recognize a corresponding financial liability. Any significant increase in required servicing advances or delinquent loan repurchases could have a significant adverse impact on our cash flows, even if they are reimbursable, and could also have a detrimental effect on our business and financial condition.

Our counterparties may terminate our servicing rights and subservicing contracts under which we conduct servicing activities.

The majority of the mortgage loans we service are serviced on behalf of Fannie Mae, Freddie Mac (collectively defined as “GSEs”) and Ginnie Mae (together with GSEs, the “Agencies”). These entities establish the base service fee to compensate us for servicing loans as well as the assessment of fines and penalties that may be imposed upon us for failing to meet their respective servicing standards.

As is standard in the industry, under the terms of our master servicing agreements with the Agencies, they have the right to terminate us as servicer of the loans we service on their behalf at any time and also have the right to cause us to sell the MSRs to a third party. In addition, failure to comply with servicing standards could result in termination of our agreements with the Agencies with little or no notice and without any compensation. If any of Fannie Mae, Freddie Mac or Ginnie Mae were to terminate us as a servicer, or increase our costs related to such servicing by way of additional fees, fines or penalties, such changes could have a material adverse effect on the revenue we derive from servicing activity, as well as the value of the related MSRs. These agreements, and other servicing agreements under which we service mortgage loans for non-GSE loan purchasers, also require that we service in accordance with GSE servicing guidelines, contain financial covenants and permit termination if we are terminated as an approved servicer by a GSE. Under our subservicing contracts, the primary servicers for which we conduct subservicing activities have the right to terminate our subservicing rights with or without cause, with little notice and little to no compensation. If we were to have our servicing or subservicing rights terminated on a material portion of our servicing portfolio, this could adversely affect our financial results.

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

Additionally, in order for us to maintain or improve our operating results, it is important that we continue to extend loans to returning clients who have successfully repaid their previous loans at a pace substantially consistent with the market. Our repeat loan rates may decline or fluctuate as a result of our expansion into new products and markets, because our clients are able to obtain alternative sources of funding, or because new clients we acquire in the future may not be as loyal as our current client base. Furthermore, clients who refinance have no obligation to refinance their loans with us and may choose to refinance with a different originator. If borrowers refinance with a different originator, this decreases the profitability of our MSRs because the original loan will be repaid, and we will not have an opportunity to earn further servicing fees after the original loan is repaid. If we are not successful in recapturing our existing loans that are refinanced, our MSRs may become increasingly subject to run-off, and in order to maintain our servicing portfolios at consistent levels we may need to purchase additional MSRs on the open market to add to our servicing portfolio, which could increase our costs and risks and decrease the profitability of our servicing business.

We depend on our ability to sell loans in the secondary market to a limited number of investors and to the GSEs, and to securitize our loans into mortgage-backed securities (“MBS”) through the GSEs and Ginnie Mae. If our ability to sell or securitize mortgage loans is impaired, we may not be able to originate mortgage loans.

Substantially all of our loan originations are sold into the secondary market. We securitize loans into MBSs through Fannie Mae, Freddie Mac and Ginnie Mae. Loans originated outside of Fannie Mae, Freddie Mac, and the guidelines of the Federal Housing Administration (“FHA”), United States Department of Agriculture (“USDA”), or VA (for loans securitized with Ginnie Mae) are sold to private investors and mortgage conduits, including our loan securitization company, Woodward Capital Management LLC, which primarily securitizes such non-GSE loan products. For further discussion, see “- Risks Relating to the Financial and Macroeconomic Environment - Our business is highly dependent on Fannie Mae and Freddie Mac and certain U.S. government agencies, and any changes in these entities or their current roles could be detrimental to our business.”

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

Further, there may be delays in our ability to sell future mortgage loans which we originate, or there may be a market shift that causes buyers of our non-GSE products—including jumbo mortgage loans, closed-end home equity loans and other non- qualified mortgage products—to reduce their demand for such products. These market shifts can be caused by factors outside of our control including, but not limited to macroeconomic changes, market shifts and changes in investor liquidity, availability, or appetite for such non-GSE products. Delays in the sale of mortgage loans, increased borrowing costs or increased hedge risk also increase our exposure to market risks, which could adversely affect our profitability on sales of loans. Any such delays or failure to sell loans could have a materially adverse effect on our business.

We may be required to repurchase or substitute mortgage loans or MSRs that we have sold, or indemnify purchasers of our mortgage loans or MSRs.

We make representations and warranties to purchasers when we sell them a mortgage loan or an MSR, including in connection with our MBS securitizations. If a mortgage loan or MSR does not comply with the representations and warranties that we made with respect to it at the time of its sale, we could be required to repurchase the loan or MSR, replace it with a substitute loan or MSR and/or indemnify secondary market purchasers for applicable losses. If this occurs, we may have to bear any associated losses directly, as repurchased loans typically can only be resold at a steep discount to their repurchase price, if at all. We also may be subject to claims by purchasers for repayment of a portion of the premium we received from such purchaser on the sale of certain loans or MSRs if such loans or MSRs are repaid in their entirety within a specified time period after the sale of the loan. As of December 31, 2023, we had accrued $92.4 million in connection with our reserve for repurchase and indemnification obligations. Actual repurchase and indemnification obligations could materially exceed the reserves we have recorded in our financial statements. Any significant repurchases, substitutions, indemnifications or premium recapture could be detrimental to our business.

Additionally, we may not be able to recover amounts from some third parties from whom we may seek indemnification or against whom we may assert a loan repurchase demand in connection with a breach of a representation or warranty due to financial difficulties or otherwise. As a result, we are exposed to counterparty risk in the event of non-performance by counterparties to our various contracts, including, without limitation, as a result of the rejection of an agreement or transaction in bankruptcy proceedings, which could result in substantial losses for which we may not have insurance coverage.

Our underwriting may not accurately predict the likelihood of default for all loans, which can result in substantial losses that could adversely affect our financial condition.

We originate mortgage loans according to GSE and regulatory guidelines, as applicable to the related mortgage loan product, using automated underwriting engines from Fannie Mae and Freddie Mac that predict a borrower’s ability and willingness to pay. Despite these standards, our underwriting guidelines may not always correlate with, or accurately predict, the underlying mortgage defaults. A client’s ability to repay their loan may be adversely impacted by numerous factors, including a change in the borrower’s employment, financial condition or other negative local or macroeconomic conditions, including but not limited to, increased property tax rates and increased costs for homeowners’ insurance. Deterioration in a client’s financial condition and prospects may be accompanied by deterioration in the value of the collateral for the loan.

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

We use automated underwriting engines from Fannie Mae and Freddie Mac to assist us in determining if a loan applicant is creditworthy, as well as other proprietary and third-party tools and safeguards to detect and prevent fraud. We are unable, however, to prevent every instance of fraud that may be engaged in by our clients or team members, and any seller, real estate broker, notary, settlement agent, appraiser, title agent, or third-party originator that misrepresents facts about a loan, including the information contained in the loan application, property valuation, title information and employment and income documentation submitted with the loan application. If any of this information was intentionally or negligently misrepresented and such misrepresentation was not detected prior to the acquisition or closing of the loan, the value of the loan could be significantly lower than expected, resulting in a loan being approved in circumstances where it would not have been had we been provided with accurate data. A loan subject to a material misrepresentation is typically unsalable or subject to repurchase if it is sold before detection of the misrepresentation. In addition, the persons and entities making a misrepresentation are often difficult to locate and it is often difficult to collect from them any monetary losses we have suffered. The technology and other controls and processes we have created to help us identify misrepresented information in our loan origination operations were designed to obtain reasonable, not absolute, assurance that such information is identified and addressed appropriately. Accordingly, such controls may fail to detect all misrepresented information in our loan origination operations.

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

We contract with vendors and service providers, including affiliates and other third parties, who perform services for us or to whom select functions are delegated. The vendors and service providers with whom we contract provide, among other things, software, hardware and services on which our products depend. Any disruption in service or the loss of the right to use any of the software or services provided to us by third parties could result in decreased functionality of our products or services until an equivalent service/technology is either developed by us or, if available from another provider, is identified, obtained, and integrated, which could adversely affect our business. In addition, any errors, or defects in or failures of the software or services we rely on, whether maintained by us or by third parties, could result in errors or defects in our products or cause our products to fail, which could adversely affect our business and be costly to correct. Many of our third-party providers attempt to impose limitations on their liability for such errors, defects or failures, and if enforceable, we may have additional liability that could harm our reputation and increase our operating costs.

In addition, our vendors and service providers may fail to comply with applicable laws, regulations, and rules. Maintaining effective third-party risk management and vendor oversight programs may not adequately mitigate risks of noncompliance with applicable laws and may negatively impact our business. Despite our reasonable efforts to monitor our vendors and service providers with which we transact business, there is no guarantee that they will comply with their contractual obligations. Failure to ensure compliance of our vendors could result in fines, penalties or other liability for errors and omissions by these vendors and service providers.

Further, our vendors and service providers often have access to sensitive and confidential information, including customer data, intellectual property and proprietary business information. While we implement rigorous vendor selection and due diligence processes and ensure our vendor agreements include adequate data privacy and data security contractual requirements, certain third-party vendors have experienced data breaches and may in the future experience data breaches, which could result in unauthorized access to our sensitive information, leading to negative financial, reputational and operational consequences.

Our arrangements with vendors and service providers may also disrupt or degrade our operations if they fail to satisfy their obligations to us or if they were to stop providing services to us either on a temporary or permanent basis. We have in the past, and may in the future, experience temporary disruptions of services from certain vendors. We may be unable to replace these vendors and service providers in a timely and efficient manner, on similar terms, or at all.

Rocket Loans, as a rapidly growing business, faces a range of interconnected risks and challenges that could have a material adverse effect on its operations.

Rocket Loans faces risks related to regulatory compliance, competitive environments, an inability to grow its client base, failures in technology development, and increasing lending product offerings. Failure to address these challenges effectively could impact Rocket Loans’ ability to achieve scalable and profitable growth. For example, Rocket Loans relies heavily on a third-party relationship with Cross River Bank for loan origination and if this relationship were to cease it could impact Rocket Loans’ ability to originate loans. Rocket Loans also relies on third-party sources, such as credit bureaus, for critical borrower information, and its personal lending underwriting quality could suffer if these sources were to become unavailable or more expensive or prove to be inaccurate. In addition, the credit decisioning and scoring models used by Rocket Loans, which are based on algorithms evaluating various factors, pose risks related to prediction effectiveness, algorithm errors, and potential regulatory concerns regarding potential discrimination or non-compliance through the use of these models. Any material failure or inaccuracy in these models could negatively impact Rocket Loans’ business and result in regulatory scrutiny and reputational harm. Further, the personal and solar loans offered by Rocket Loans involve risks of default, influenced by client payment obligations and the unsecured nature of personal loans, which could result in a lack of availability and interest of third parties to provide such loan funding. Any of the foregoing could adversely affect our business, financial condition, and result of operations.

Our Rocket Homes business model is subject to challenges not faced by traditional real estate brokerages.

One of our subsidiaries, Rocket Homes, competes with traditional real estate brokerages while also facing expanded risks not faced by traditional brokerages. Rocket Homes’ core business is the referral of homebuyers, who have been prequalified for a mortgage by Rocket Mortgage or another lender, to a network of third-party real estate agents that assist those homebuyers in the purchase of their new home. In addition, a new component of our Rocket Homes business is listing and selling homes directly for a fee that is typically less than what a traditional brokerage would charge. In both our core referral business and in our efforts to list and sell homes from our centralized location, Rocket Homes and our agents are required to be licensed and comply with the requirements governing the licensing and conduct of real estate brokerage and brokerage-related businesses in the markets where we operate. Rocket Homes also operates a website for searching property listings and connecting with our partner agents. The listing data is provided via license from approximately 200 Multiple Listing Service (“MLS”), and we must also comply with the contractual obligations and restrictions from each MLS in order to access and use its listings data.

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

While Rocket Homes has not been named in class actions that challenge the real estate industry’s rules and practices for seller payment of buyer broker commissions, real estate industry participants, including Rocket Homes, who are members of the National Association of Realtors (“NAR”) and have followed NAR's rules and guidelines when listing and selling homes using MLS are at risk of being named in current and future actions. In addition to litigation risk, developments or outcomes in such litigation or other legal proceedings involving the operation of the real estate industry could result in a significant change to the broker commission structure, the effect of which could result in reductions to the share of commission income received by Rocket Homes in both our core referral business and in our efforts to list and sell homes from our centralized location.

Our subsidiary, Core Digital Media, may experience a rise in costs related to its digital media operations and may be unable to profitably generate client leads, negatively affecting our business.

Our subsidiary, Core Digital Media, functions as an online marketing and client lead acquisition platform, heavily relying on digital media for its marketing efforts. It serves as a significant source of quality client leads for Rocket Mortgage and some of our other subsidiaries. If Core Digital Media were unable to supply cost-efficient leads or sufficient quality or quantities of leads to Rocket Mortgage, the profitability of our loan production may be negatively impacted. This challenge may result from factors such as increased external media pricing, decreased advertising performance, or regulatory constraints. Additionally, the regulatory landscape, exemplified by the Consumer Financial Protection Bureau’s (“CFPB”) advisory opinion in February 2023 and the FCC’s new rules in December 2023, adds additional complexity to how Core Digital Media operates in compliance with the new rules and could negatively affect our business.

We may be unable to make acquisitions and investments, successfully integrate acquired companies into our business, or our acquisitions and investments may not meet our expectations, any of which could adversely affect our business, financial condition, and results of operations.

We have acquired and may continue to attempt to acquire or invest in new or complementary businesses, technologies, services, or products. Acquisitions and investments pose various risks to our business including: unanticipated costs or liabilities associated with the acquired entities, such as claims related to their products, technologies, or offerings; failure of acquired business or assets to perform as expected, leading to an inability to generate sufficient revenue to offset the associated costs; unforeseen complexities in accounting, internal controls, or regulatory requirements associated with the acquired business or assets; delays in the integration of newly acquired businesses and assets could lead to inefficiencies; harm to existing business relationships with partners due to the acquisition; and an inability to maintain quality, security, and internal control standards within acquired entities, consistent with industry practices and internal requirements.

Further, we have relied, and will rely in the future, on third-party service providers to facilitate due diligence on acquisition and investment targets. If we are unable to identify issues through the due diligence process, we may face obstacles in achieving anticipated synergies or integrating acquisitions into its corporate culture and operations, which could result in an inability to realize the expected benefit of such acquisitions or investments. The capital expense of acquisitions or investments, diversion of management, team members, or other resources needed elsewhere in the business could negatively impact our business. We also may be unable to retain key team members or customers/vendors of acquired entities, which could undermine the acquisition value proposition. Furthermore, disputes and negative outcomes may arise from earn-outs, escrows, and other arrangements related to acquisitions. Disputes with shareholders of a company in which we have invested may also occur, particularly concerning governance or operations. Any of these risks have the potential to adversely affect the company's business, financial condition, and results of operations.

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

corporate governance and other activities, such as the lawsuits against us. Negative public opinion could also result from actions taken by government regulators and community organizations in response to our activities, from consumer complaints, including in the CFPB complaints database, and from media coverage - whether accurate or not. Our ability to attract and retain clients is highly dependent upon the external perceptions of our level of service, trustworthiness, business practices, financial condition and other subjective qualities. Negative perceptions or publicity regarding these matters—even if related to seemingly isolated incidents, or even if related to practices not specific to the origination or servicing of loans, such as debt collection—could erode trust and confidence and damage our reputation among existing and potential clients. In turn, this could decrease the demand for our products, increase regulatory scrutiny and detrimentally affect our business. In addition, consumer advocacy groups and some media reports have recently advocated for governmental actions placing additional requirements on non-bank consumer loans which could result in more restrictive laws and regulations and/or changes in consumer perceptions and preferences. Such changes in consumer perceptions and preferences could, in turn, result in significant decreases in demand for our consumer loan products.

Further, any environmental, social and governance (“ESG”) issues may have an adverse effect on our business, financial condition and results of operations and damage our reputation. Clients, investors and other stakeholders are increasingly focused on ESG practices, including our efforts with respect to talent, cybersecurity, data privacy and protection and climate change. If we do not adapt to and comply with new laws and regulations or changes to legal or regulatory requirements concerning ESG matters, or fail to meet rapidly evolving investor, industry or stakeholder expectations and standards, or if we are perceived to have not responded appropriately to growing concerns with respect to ESG issues, our reputation may be harmed, clients may choose to refrain from using our products and services, and our business or financial condition may be adversely affected.

Geopolitical instability caused by acts of violence or war may affect the lending industry and capital markets generally and our business, financial condition and results of operations.

Geopolitical instability caused by terrorist attacks, the anticipation of any such attacks, the consequences of any military or other response by the United States and its allies, and other armed conflicts globally, including the wars in Ukraine and the Middle East, and geopolitical events stemming from such conflicts, have in the past caused, and in the future may cause, consumer confidence and spending to decrease, and have resulted, and may in the future result, in increased volatility and disruption in the United States and worldwide financial markets and economy.

If such events lead to a prolonged economic slowdown, recession or declining real estate values, they could impair the performance of our investments and harm our financial condition and results of operations, increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. In addition, the activation of additional U.S. military reservists or members of the National Guard may significantly increase the proportion of mortgage loans whose interest rates are reduced by application of the Service Members Civil Relief Act or similar state or local laws. As a result, any such attacks or armed conflicts may adversely impact our performance.

Our business is subject to the risks of earthquakes, fires, floods and other natural catastrophic events and to interruption by man-made issues such as strikes.

Our systems and operations are vulnerable to damage or interruption from earthquakes, fires, floods, power losses, telecommunications failures, strikes, health pandemics and similar events. Further, we recognize the inherent risks related to weather and the climate wherever our business is conducted. Our primary locations may be vulnerable to extreme weather conditions which may disrupt our business and may cause us to experience additional costs to maintain or resume operations and higher attrition. For example, a significant natural disaster in Detroit, such as an earthquake, fire or flood, could have a material adverse impact on our business, operating results and financial condition, and our insurance coverage may be insufficient to compensate us for losses that may occur. Disease outbreaks have occurred in the past (including severe acute respiratory syndrome, or SARS, avian flu, H1N1/09 flu and COVID-19) and any prolonged occurrence of infectious disease or other adverse public health developments could have a material adverse effect on the macro economy and/or our business operations. In addition, strikes and other geopolitical unrest could cause disruptions in our business and lead to interruptions, delays or loss of critical data. These types of catastrophic events could also affect our loan servicing costs, increase our recoverable and our non-recoverable servicing advances, increase servicing defaults due to impacted clients and negatively affect the value of our MSRs. We may not have sufficient protection or recovery plans in certain circumstances, such as natural disasters affecting the Detroit, Phoenix, Cleveland or Charlotte areas, and our business interruption insurance may be insufficient to compensate us for losses that may occur.

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

Our financial performance is directly affected by changes in prevailing interest rates. Our financial performance has decreased, and may further decrease, or be subject to substantial volatility because of changes in prevailing interest rates. As a result, we are particularly affected by the policies of the U.S. Federal Reserve that influence interest rates and impact the size of the loan origination market. In both 2022 and 2023, the U.S. Federal Reserve implemented multiple significant interest rate hikes in the federal funds rate to address inflation, making it more costly to raise capital and originate mortgages. Rising interest rates and increased inflation have lowered the demand, and may further lower the demand, for new mortgage originations and refinancings. Further, rising interest rates and increased inflation have increased competition for borrowers, which could adversely pressure our margins and have an adverse impact on our origination volumes, especially our refinancing volume.

As a result of the interest rate hikes in the federal funds rate implemented by the Federal Reserve in both 2022 and 2023, refinancing has consisted of a smaller portion of the market as fewer consumers are interested in refinancing their mortgages. Higher interest rates have also reduced demand for purchase mortgages as home ownership has become more expensive. The refinance market has become subject to more significant fluctuations than the purchase market as a result of interest rate changes. The increased interest rate environment has adversely affected, and may continue to adversely affect, our revenues or require us to increase marketing expenditures to increase or maintain our volume of mortgages and/or cut costs to maintain margins.

Changes in interest rates are also a key driver of the performance of our servicing business, particularly because our portfolio is composed primarily of MSRs related to high-quality loans, the values of which are highly sensitive to changes in interest rates. Historically, including following the recent increases in interest rates during both 2022 and 2023, the value of MSRs has increased when interest rates rise as higher interest rates lead to decreased prepayment rates, and has decreased when interest rates decline as lower interest rates lead to increased prepayment rates. The recent increases in interest rates during both 2022 and 2023 and further increases in rates may result in reduced recapture margins where we offer subservicing or engage in joint marketing services with third parties. Additionally, it may become more difficult to expand our MSR portfolio due to lower origination and refinance volume and MSRs becoming more expensive to acquire from third parties.

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

We fund a significant portion of the mortgage loans we close through borrowings under our loan funding facilities. Our borrowings are in turn generally repaid with the proceeds we receive from mortgage loan sales. We are currently, and may in the future continue to be, dependent upon lenders to provide the primary funding facilities for our loans. As of December 31, 2023, we had nine loan funding facilities which provide us with an aggregate maximum principal amount of $15.8 billion in loan origination availability, seven of which allow drawings to fund loans at closing, and are with large global financial institutions. Included in those nine loan funding facilities are two loan funding facilities with GSEs. Additionally, we are parties to agency MSR backed master repurchase agreement facilities, which provide us access to $2.0 billion of liquidity.

As of December 31, 2023, we also had available to us $1.5 billion of financing through a master repurchase agreement facility specialized for the early buy out of certain mortgage loans in agency mortgage pools, and up to $1.3 billion available through a syndicated unsecured revolving credit facility.

Of the seven existing global bank loan funding facilities, one is a 364-day facility, with an aggregate of $1.0 billion scheduled to expire in 2024 and another has a 12-month initial term with an aggregate of $1.5 billion. The other five of our existing global bank loan funding facilities provide financing for up to two years, with maturities staggered in 2024 and 2025. Approximately $7.2 billion of our current loan funding capacity is uncommitted and can be terminated by the applicable lender at any time. Moreover, one of our loan funding facilities requires that we have additional borrowing capacity so that such facility does not represent more than a specified percentage of our total borrowing capacity. If we were unable to maintain the required ratio with availability under other facilities, our funding availability under such facilities could also be terminated.

In the event that any of our loan funding facilities are terminated or are not renewed, or if the principal amount that may be drawn under our funding agreements that provide for immediate funding at closing were to significantly decrease, we may be unable to find replacement financing on commercially favorable terms, or at all, which could be detrimental to our business. Further, if we are unable to refinance or obtain additional funds for borrowing, our ability to maintain or grow our business could be limited. In addition, a significant adverse development (such as a bank run, insolvency, bankruptcy or default) with one or more national or regional banks, financial institutions or other participants in the financial or capital markets may cause the customers of such institutions to lose their savings, absent action by the US government, which may increase mortgage loan default rates, and may spread to other institutions, including our lenders, and have significant adverse effects on such institutions or the markets generally, which could in turn limit our ability to obtain additional funds for borrowing on terms acceptable to us or at all and limit our ability to maintain or grow our business. Such significant adverse development, particularly in the current volatile interest rate environment, could result in changes in legislation or regulatory requirements that could materially adversely affect our business, financial condition and operating results.

Our ability to refinance existing debt and borrow additional funds is affected by a variety of factors.

Our loan funding facilities, our early buy-out facilities, MSR facilities and unsecured lines of credit contain covenants, including requirements to maintain a certain minimum tangible net worth, minimum liquidity, maximum total debt or liabilities to net worth ratio, pre-tax net income requirements, litigation judgment thresholds, and other customary debt covenants. A breach of the covenants can result in an event of default under these facilities and allow the lenders to pursue certain remedies. In addition, certain of these facilities include cross default or cross acceleration provisions that could result in most, if not all, facilities terminating if an event of default or acceleration of maturity occurs under any facility. If we are unable to meet or maintain the necessary covenant requirements or satisfy, or obtain waivers for, the continuing covenants, we may lose the ability to borrow under all of our financing facilities, which could be detrimental to our business. Additional risks related to our loan funding facilities include:

•limitations imposed on us under the indentures governing our 2.875% Senior Notes due 2026, 3.625% Senior Notes due 2029, 3.875% Senior Notes due 2031, and our 4.000% Senior Notes due 2033 and other existing and future financing facilities that contain restrictive covenants and borrowing conditions that may limit our ability to raise additional debt;

•a decline in liquidity in the credit markets;

•prevailing interest rates;

•the financial strength of the lenders from whom we borrow;

•the decision of lenders from whom we borrow to reduce their exposure to mortgage loans and MSRs due to a change in such lenders’ strategic plan, future lines of business, regulatory restrictions or otherwise;

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

Our success depends largely on the health of the U.S. residential real estate industry, which is seasonal, cyclical and affected by changes in general economic conditions beyond our control. Economic factors such as increased interest rates, slow economic growth or recessionary conditions, supply chain disruptions, the pace of home price appreciation or the lack of it, changes in household debt levels, inflation and increased unemployment or stagnant or declining wages affect our clients’ income and thus their ability and willingness to make loan payments. National or global events including, but not limited to, supply chain disruptions, geopolitical conflicts, such as the wars in Ukraine and the Middle East, and the COVID-19 pandemic, affect all such macroeconomic conditions. Weak or a significant deterioration in economic conditions reduce the amount of disposable income consumers have, which in turn reduces consumer spending and the willingness of qualified potential clients to take out loans. As a result, such economic factors affect loan origination volume.

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

Additionally, financial markets experienced significant volatility as a result of the effects of the COVID-19 pandemic. A resurgence of COVID-19 or a future outbreak of another highly infectious or contagious disease may lead to volatility in or disruption of the credit markets and an overall material adverse decrease on our mortgage origination activities.

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

In 2008, the Federal Housing Finance Agency (“FHFA”) placed Fannie Mae and Freddie Mac into conservatorship and, as their conservator, FHFA controls and directs their operations. Uncertainty remains regarding the future of the GSEs, including with respect to the duration of conservatorship, the extent of their roles in the market and what forms they will have, and whether they will be government agencies, government- sponsored agencies or private for-profit entities.

In September 2021, FHFA and the U.S. Department of Treasury suspended certain provisions added to the Preferred Stock Purchase Agreements (“PSPAs”) with Fannie Mae and Freddie Mac (“Enterprises”). Among other limitations, the suspended provisions previously limited the acquisition of loans with higher risk characteristics, second homes and investment properties, and limited the Enterprises’ cash windows. It remains to be seen how FHFA and Treasury potentially further amend the PSPAs. Changes to the PSPAs may have significant implications on the Enterprises market footprint, lender access to the secondary market, and Enterprise capital and conservatorship milestones.

In November 2021, under new leadership, FHFA issued its 2022 Conservatorship Scorecard for the GSEs and Common Securitization Solutions (“CSS”), reflecting a shift in the regulators' priorities. The Conservatorship Scorecard de-emphasizes exiting the GSEs from conservatorship, de-emphasizes CSS’ potential shift to a market utility, and reiterates the importance of credit risk transfer. The ongoing recapitalization of the GSEs, higher affordable housing goals, increases to the GSE conforming loan limit, continued review of and volatility in GSE pricing, and potential revisitation of the PSPAs will materially impact the GSE’s guarantee obligations and market footprint. In addition, legislative proposals to reform the U.S. housing finance market may materially impact the role of the GSEs in purchasing and guaranteeing mortgage loans. Any such proposals, if enacted, may have broad adverse implications for the MBS market and our business. It is possible that the adoption of any such proposals might lead to higher fees being charged by the GSEs and/or lower prices on our sales of mortgage loans to them.

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

When servicing or originating GSE and U.S. government agency loans, we are required to follow specific guidelines and eligibility standards that impact the way we service and originate such loans, including guidelines and standards with respect to: credit standards for mortgage loans; our staffing levels and other servicing practices; the origination, servicing, and ancillary fees that we may charge; our modification standards and procedures; the amount of reimbursable and non-reimbursable advances that we may make; and the types of loan products that are eligible for sale or securitization.

These guidelines outline directives from FHFA to GSEs, and directives published by other government agencies. Under these directives, Fannie Mae and Freddie Mac may offer financial rewards to well-performing servicers. Conversely, compensatory penalties may be imposed on servicers for failing to meet specified timelines related to delinquent loans and foreclosure proceedings, as well as other violations of servicing obligations. The GSEs also have the authority to levy additional fees on acquired loans. Further, negotiations related to the guidelines with these agencies are generally not possible, and the terms are subject to change without our prior consent. Any significant alterations to these guidelines, particularly those that reduce our fees or necessitate increased resources for mortgage services, could negatively impact our revenues and costs.

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

Our hedge instruments are accounted for as free-standing derivatives and are included on our consolidated balance sheet at fair market value. Our operating results could be negatively affected because the losses on the hedge instruments we enter into may not be offset by a change in the fair value of the related hedged transaction.

Our hedging strategies also require us to provide cash margin to our hedging counterparties from time to time. The Financial Industry Regulatory Authority, Inc. requires us to provide daily cash margin to (or receive daily cash margin from, depending on the daily value of related MBS) our hedging counterparties from time to time. The collection of daily margin between us and our hedging counterparties could, under certain MBS market conditions, adversely affect our short- term liquidity and cash on hand. Additionally, our hedge instruments may expose us to counterparty risk—the possibility that a loss may occur from the failure of another party to perform in accordance with the terms of the contract, which loss exceeds the value of existing collateral, if any.

Our hedging activities in the future may include entering into interest rate swaps, interest rate swaptions, caps and floors, purchasing or selling U.S. Treasury securities, mortgage options, and/or other tools and strategies. These hedging decisions will be determined in light of the facts and circumstances existing at the time and may differ from our current hedging strategies. These hedging strategies may be less effective than our current hedging strategies in mitigating the risks described above, which could be detrimental to our business and financial condition.

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

A substantial portion of our assets, including our MSRs, are measured at fair value. Fair value determinations require many assumptions and complex analyses, and we cannot control many of the underlying factors. If our estimates prove to be incorrect, we may be required to write down the value of such assets, which could adversely affect our earnings, financial condition and liquidity.

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

Additionally, MSRs do not trade in an active market with readily observable prices and, therefore, their fair value is determined using a valuation model that calculates the present value of estimated net future cash flows, using estimates of prepayment speeds, discount rate, cost to service, float earnings, contractual servicing fee income and ancillary income, and late fees.

If our estimates of fair value prove to be incorrect, we may be required to write down the value of such assets, which could adversely affect our financial condition and results of operations. In addition, accounting rules for valuing certain assets and liabilities are highly complex and involve significant judgment and assumptions, which could lead to a delay in preparation of financial information and the delivery of this information to our stockholders and also increase the risk of errors and restatements, as well as the cost of compliance.

Risks Relating to Regulatory Compliance and Litigation

We operate in heavily regulated industries, and our activities expose us to risks of non-compliance with an increasing and inconsistent body of complex laws and regulations at the U.S. federal, state and local levels, as well as in Canada.

Due to the heavily regulated nature of the financial services industry, we are required to comply with a wide array of U.S. federal, state and local laws and regulations and Canadian federal and provincial laws that regulate, among other things, the manner in which we conduct our loan origination and servicing businesses and the fees that we may charge, and the collection, use, retention, protection, disclosure, transfer and other processing of consumer personal information. Governmental authorities and U.S. federal and state agencies have broad oversight and supervisory authority over our business. Because we originate mortgage loans, installment loans and provide servicing activities nationwide and have operations in Canada, we must be licensed in all relevant jurisdictions that require licensure and comply with each such jurisdiction’s respective laws and regulations, as well as with judicial and administrative decisions applicable to us. Such licensing requirements also may require the submission of information regarding any person who has 10% or more of the combined voting power of our outstanding common stock. As a result of the voting provisions of our certificate of incorporation, a person could have 10% or more of the combined voting power of our common stock even though such person holds less than 10% of our outstanding common stock if certain conditions are met. In addition, we are currently subject to a variety of, and may in the future become subject to additional Canadian federal and provincial laws, and U.S. federal, state, and local laws that are continually evolving and developing. These laws include but are not limited to, laws on advertising and sales, as well as privacy laws, including the Telephone Consumer Protection Act (“TCPA”), the Telemarketing Sales Rule, the CAN-SPAM Act, the Canadian Anti-Spam Law, the Personal Information Protection and Electronic Documents Act, the Gramm- Leach-Bliley Act (“GLBA“), the California Consumer Privacy Act (“CCPA”), the California Privacy Rights Act (“CPRA”), the Virginia Consumer Data Protection Act and the Colorado Privacy Act. We expect more states to enact legislation similar to the CCPA and CPRA, which provide consumers with various privacy rights such as the right to request deletion of their data, the right to receive data on record for them and the right to know what categories of data, generally, are maintained about them, and increases the privacy and security obligations of entities handling certain personal information of such consumers. These laws and any regulations implementing such laws directly impact our business and require ongoing compliance, monitoring and internal and external audits as they continue to evolve and may result in ever-increasing public scrutiny and escalating levels of enforcement and sanctions. Subsequent changes to data protection and privacy laws could also impact how we collect and process personal information, and therefore limit the effectiveness of our products and services as well as our ability to operate or expand our business, including limiting strategic partnerships that may involve the sharing of personal information. Certain federal regulators are also actively promulgating new and revised regulations that impact our business, including the Department of Veterans Affairs Interest Rate Reduction Refinance Loan rulemaking, the CFPB’s Dodd-Frank Section 1033 rulemaking, the CFPB’s nonbank consumer financial services provider enforcement order public registry rulemaking, the CFPB’s supervised nonbank form contract registry rulemaking, New York’s Cybersecurity Requirements for Financial Services, FTC’s Safeguards Rule, and the interagency automated valuations rulemaking. Additionally, the interpretation of data protection and privacy laws is rapidly evolving, making implementation and enforcement, and thus compliance requirements, ambiguous, uncertain, and potentially inconsistent. Although we make reasonable efforts to comply with all applicable data protection laws and regulations, our interpretations and such measures may have been or may prove to be insufficient or incorrect.

We must also comply with a number of federal, state and local consumer protection laws including, among others, TILA, the Real Estate Settlement Procedures Act (“RESPA”), the Fair Credit Reporting Act, Equal Credit Opportunity Act (“ECOA”), FHA, the TCPA, the GLBA, the Electronic Fund Transfer Act, the Servicemembers Civil Relief Act, Military Lending Act, the Homeowners Protection Act, the Home Mortgage Disclosure Act, the SAFE Act, the Federal Trade Commission Act, the Dodd Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”), U.S. federal and state laws prohibiting unfair, deceptive, or abusive acts or practices, and state foreclosure laws. These statutes apply to loan origination, marketing, use of credit reports, safeguarding of non-public, personally identifiable information about our clients, foreclosure and claims handling, investment of and interest payments on escrow balances and escrow payment features, and mandate certain disclosures and notices to clients.

In particular, various federal, state and local laws have been enacted that are designed to discourage predatory lending and servicing practices. The Home Ownership and Equity Protection Act of 1994 (“HOEPA”) prohibits inclusion of certain provisions in residential loans that have mortgage rates or origination costs in excess of prescribed levels and requires that borrowers be given certain disclosures prior to origination. Some states have enacted, or may enact, similar laws or regulations, which in some cases impose restrictions and requirements greater than those in HOEPA. In addition, under the anti-predatory lending laws of some states, the origination of certain residential loans, including loans that are not classified as “high cost” loans under applicable law, must satisfy a net tangible benefits test with respect to the related borrower. This test may be highly subjective and open to interpretation. As a result, a court may determine that a residential loan, for example, does not meet the test even if the related originator reasonably believed that the test was satisfied. Our failure to comply with these laws, or the failure of residential loan originators or servicers to comply with these laws, to the extent any of their residential loans are or become part of our mortgage-related assets, could subject us, as a servicer or, in the case of acquired loans, as an assignee or purchaser, to monetary penalties and could result in the borrowers rescinding the affected loans. Lawsuits have been brought in various states making claims against originators, servicers, assignees and purchasers of high-cost loans for violations of state law. Named defendants in these cases have included numerous participants within the secondary mortgage market. If our loans are found to have been originated in violation of predatory or abusive lending laws, we could be subject to lawsuits or governmental actions, or we could be fined or incur losses. The Conference of State Bank Supervisors in July 2021 issued model state regulatory prudential standards for nonbank mortgage servicers, which have been adopted by a number of individual states and impact our regulatory obligations, and could adversely affect our business with additional compliance costs and capital requirements.

In July 2020, it was announced that the Financial Stability Oversight Council will begin an activities-based review of the secondary mortgage market. The FHFA has expressed support for this review. In September 2020, the Council released a statement containing key findings from its review, which focused on the FHFA’s June 2020 proposed capital regulation for the GSEs. The Council’s statement encouraged the FHFA and other regulatory agencies to coordinate on capital requirements for market participants, encouraged the FHFA to tailor the GSEs’ capital buffers and encouraged the FHFA to implement regulatory capital definitions for the GSEs similar to those in the U.S. banking framework. In November 2023, FHFA adopted a final rule to amend several provisions in the Enterprise Regulatory Capital Framework for the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac, and with Fannie Mae, each an Enterprise). The final rule includes modifications related to guarantees on commingled securities, multifamily mortgage exposures secured by government-subsidized properties, and derivatives and cleared transactions, among other items. Any further changes to the GSEs’ capital requirements could affect secondary mortgage market activities in a manner that could have an adverse effect on our business.

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

As these U.S. federal, state and local laws, and Canadian federal and provincial laws evolve, it may be more difficult for us to identify these developments comprehensively, to interpret changes accurately and to train our team members effectively with respect to these laws and regulations. In addition, these laws may conflict with each other, and if we comply with the laws of one jurisdiction, we may find that we are violating laws of another jurisdiction. These difficulties potentially increase our exposure to the risks of non-compliance with these laws and regulations, which could be detrimental to our business. In addition, our failure to comply with these laws, regulations and rules may result in reduced payments by clients, modification of the original terms of loans, permanent forgiveness of debt, delays in the foreclosure process, increased servicing advances, litigation including class actions, enforcement actions, and repurchase and indemnification obligations. A failure to adequately supervise service providers and vendors, including outside foreclosure counsel, may also have these negative results.

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

Regulatory changes and the final outcomes of industry-specific litigation may require us to expend significant time, capital, managerial, and other resources to modify or discontinue certain operations, limiting our ability to execute our business strategies, deepen our presence in our existing markets, or expand into new markets. In addition, any negative exposure or liability could harm our brand and reputation. Any costs incurred as a result of this potential liability could harm our business.

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

Amrock Title Insurance Company (“ATIC”), a title insurance underwriter, is heavily regulated by its domiciled state of Texas and by the department of insurance in each state where it holds a certificate of authority to transact title insurance. It is subject to state title insurance statutes and insurance codes as well as federal law. Title insurance rates are regulated differently in various states, with most states requiring ATIC to file and receive approval of rates before such rates become effective to be utilized by title agents. Other states set promulgated rates controlling the title insurance rates that can be charged. These regulations could hinder the underwriter’s and the agent’s ability to promptly adapt to changing market dynamics through price adjustments, which could adversely affect operations, particularly in a rapidly declining market. ATIC is also subject to regulations and reporting requirements imposed by the National Association of Insurance Commissioners. The laws and regulations governing insurance companies continue to evolve and vary by state, adding uncertainty and complexity to compliance. Financial conditions and claim management practices are subject to regulator examinations and high scrutiny. Departures from compliance, sound underwriting practices or adequate reserves for unknown claims could result in fines, enforcement actions or loss of authority to insure.

More restrictive laws and regulations may be adopted in the future, and governmental bodies or courts may interpret existing laws or regulations in a more restrictive manner, which could render our current business practices non-compliant or which could make compliance more difficult or expensive. Any of these, or other, changes in laws or regulations could have a detrimental effect on our business or require extensive change to our compliance management system.

Regulatory agencies and consumer advocacy groups are becoming more aggressive in asserting claims that the practices of lenders and loan servicers result in a disparate impact on protected classes.

Antidiscrimination statutes, such as the FHA and the ECOA, prohibit creditors from discriminating against loan applicants and borrowers based on certain characteristics, such as race, ethnicity, sex, religion and national origin. States have analogous anti-discrimination laws that extend protections beyond the protected classes under federal law, extending protections, for example to gender identity. Various federal regulatory agencies and departments, including the U.S. Department of Justice (“DOJ”) and CFPB, take the position that these laws apply not only to intentional discrimination, but also to neutral practices that have a disparate impact on a group that shares a characteristic that a creditor may not consider in making credit decisions (i.e., creditor or servicing practices that have a disproportionate negative affect on a protected class of individuals).

These regulatory agencies, as well as consumer advocacy groups and plaintiffs’ attorneys, are focusing greater attention on “disparate impact” claims. In 2015, the U.S. Supreme Court confirmed that the “disparate impact” theory applies to cases brought under the FHA, while emphasizing that a causal relationship must be shown between a specific policy of the defendant and a discriminatory result that is not justified by a legitimate, nondiscriminatory business objective of the defendant. In 2020, the U.S. Department of Housing and Urban Development (“HUD”) issued a final rule amending HUD’s interpretation of the FHA’s disparate impact standard to better align with the 2015 U.S. Supreme Court case; however, HUD more recently in March 2023 finalized a rule rescinding HUD’s 2020 final rule and restoring HUD’s 2013 disparate impact standard. Although it is still unclear whether the theory applies under the ECOA, regulatory agencies and private plaintiffs can be expected to continue to apply it to both the FHA and the ECOA in the context of home loan lending and servicing. To the extent that the “disparate impact” theory continues to apply, we may be faced with significant administrative burdens in attempting to comply and potential liability for failures to comply.

Furthermore, many industry observers believe that the “ability to repay” rule issued by the CFPB, discussed above, will have the unintended consequence of having a disparate impact on protected classes. Specifically, it is possible that lenders that make only Qualified Mortgages may be exposed to discrimination claims under a disparate impact theory.

Beyond exposure to potential fair lending or servicing claims under disparate impact theory, lenders face increasing regulatory, enforcement and litigation risk under the FHA and ECOA from claims of “redlining” and “reverse redlining”. Redlining is the practice of denying a creditworthy applicant a loan for housing in a certain neighborhood even though the applicant may be otherwise qualified. Reverse redlining is targeting an applicant in a certain neighborhood for higher cost products or services. In late 2021, the DOJ launched a “combating redlining initiative” and partnership with other federal and state agencies, including the CFPB, to police these practices, making clear they are a high priority across the financial services regulatory ecosystem.

In June 2021 the U.S. Federal Government also formed an interagency task force to address concerns around improper bias in home appraisals. The CFPB, HUD and FHFA all have been clear that policing such bias and working to develop new guidance for industry as to how it can reduce human discretion in the home appraisal and valuation process are key agency priorities. Such efforts could result in a change in our appraisal practices or expose us to liability under the FHA or ECOA.

In addition to reputational harm, violations of the ECOA and the FHA can result in actual damages, punitive damages, injunctive or equitable relief, attorneys’ fees and civil money penalties.

Relatedly, state legislatures and state financial regulatory agencies are becoming increasingly interested in implementing state level versions of the federal Community Reinvestment Act of 1977 (“CRA”). The federal CRA was enacted as part of several landmark pieces of legislation to address systemic inequities in access to credit, expand financial inclusion, and reverse the impact of decades of redlining in low and moderate-income (“LMI”) communities and minority communities. The federal CRA currently only applies to federally insured depository banks and institutions, and evaluates their lending, services and investments in LMI and minority communities. However, certain state CRAs expanded the scope of application to include non-depository mortgage lenders, such as Rocket Mortgage. Currently, there are three states that have CRA legislation: Massachusetts, as well as Illinois (where extensive rulemaking is being finalized to implement the legislative requirements), and New York, both of which were passed in 2021, with other states expected to introduce similar CRA legislation in future legislative sessions. The lack of consistency and clarity on the scope of how the state level CRAs will be applied and how entities will be examined presents unknown compliance risks that may adversely impact our operations, and could inadvertently provide additional evidentiary support for potential disparate impact claims.

Government regulation of the internet, online marketing, data privacy, and other aspects of our business is evolving, and we may experience unfavorable changes in or failure to comply with existing or future regulations and laws.

We are subject to a number of regulations and laws that apply generally to businesses, as well as regulations and laws specifically governing the internet and marketing over the internet These laws and regulations, which continue to evolve, cover privacy and data protection, data security, pricing, content, copyrights, distribution, mobile and other communications, advertising practices, electronic contracts, consumer protections, the provision of online payment services, unencumbered internet access to our services, the design and operation of websites and the characteristics and quality of offerings online. . The expansion of future laws and interpretations of current statutes and regulations may impede the collection or use of certain data, which may in turn prevent or restrict growth and availability of certain internet and online based products and services, and creates additional compliance risk for our business. We cannot guarantee that we have been or will be fully compliant in every jurisdiction, as it is not entirely clear how new or existing laws and regulations will be interpreted or enforced with respect to the internet and e-commerce. Moreover, increasing regulation and enforcement efforts by federal and state agencies and the prospects for private litigation claims related to our data collection, privacy policies or other e-commerce practices become more likely. In addition, the adoption of any laws or regulations, or the imposition of other legal requirements, that adversely affect our digital marketing efforts could decrease our ability to offer, or client demand for, our offerings, resulting in lower revenue. Future regulations, or changes in laws and regulations or their existing interpretations or applications, could also require us to change our business practices, raise compliance costs or other costs of doing business and materially adversely affect our business, financial condition and operating results.

Our mortgage business is exposed to heightened regulatory scrutiny by various governmental agencies, but particularly from the CFPB, impacting both loan origination and servicing. The agencies’ continued monitoring, rule issuance. published guidance, and enforcement actions increase our regulatory compliance burden and associated costs.

The CFPB, which oversees federal and state non-depository lending and servicing institutions, has intensified its examination and enforcement activities and with rulemaking and enforcement authority over federal consumer protection laws applicable to mortgage lenders and servicers, including TILA, RESPA, and the Fair Debt Collections Practices Act, the CFPB poses a substantial regulatory risk to our operations. Furthermore, the CFPB’s focus on mortgage servicing practices, exemplified by iteratively adopted rules over several years, including more recent amendments related to loss mitigation and foreclosures during the COVID-19 pandemic, necessitated modifications and enhancements to our mortgage servicing processes and systems. The end of reliance on the “QM Patch,” and the introduction of the General QM requirements, coupled with the CFPB’s increased scrutiny of fee-based business models, fair lending and servicing, and potential misuse of consumer data, present ongoing potential operational complexity to meet regulatory requirements.

The potential consequences of non-compliance with CFPB regulations include enforcement actions, administrative fines, penalties, and other regulatory measures. Routine examinations by the CFPB have increased administrative and compliance costs, influencing the availability and cost of residential mortgage credit. Additionally, the CFPB’s broad enforcement powers, including rescission or reformation of contracts, restitution, disgorgement, civil money penalties, and other remedies, pose a significant supervisory enforcement risk.

We are also supervised by regulatory agencies under state and Canadian law. State attorneys general, state regulators, and state and local consumer protection offices have authority to investigate consumer complaints and to commence investigations and other formal and informal proceedings regarding our operations and activities. In addition, the GSEs and the FHFA, Ginnie Mae, the FTC, the HUD, various investors, non-agency securitization trustees, warehouse line providers, and others subject us to periodic reviews. A determination of our failure to comply with applicable law or other relevant requirements could lead to enforcement action, administrative fines and penalties, or other administrative action.

Any failure to comply with federal consumer protection laws, whether actual or alleged, could result in enforcement actions, potential litigation liabilities, downgrades by one or more rating agencies, a transfer of servicing responsibilities, increased delinquencies, or other adverse events. The financial resources required to remediate non-compliance or implement changes to business practices may be substantial, impacting our overall business operations and potentially leading to modifications of our servicing standards.

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

As regulatory guidance and enforcement and the views of the GSEs and other market participants evolve, we may need to modify further our loan origination processes and systems in order to adjust to evolution in the regulatory landscape and successfully operate our lending business. In such circumstances, if we are unable to make the necessary adjustments, our business and operations could be adversely affected, and we may not be able to execute on our plans to grow our lending business.

If we do not obtain and maintain the appropriate state licenses, we will not be allowed to do business in some states, which would adversely affect our operations.

Our operations are subject to regulation, supervision and licensing under various federal, state and local statutes, ordinances and regulations. In most states in which we operate, a regulatory agency regulates and enforces laws relating to loan servicing companies and loan origination companies such as us. These rules and regulations generally provide for licensing as a loan servicing company, loan origination company, loan marketing company, loan brokering company, debt collection agency or third-party default specialist, as applicable, requirements as to the form and content of contracts and other documentation, licensing of employees and employee hiring background checks, restrictions on collection practices, disclosure and record- keeping requirements and enforcement of borrowers’ rights. In most states, we are subject to periodic examination by state regulatory authorities. Some states in which we operate require special licensing or provide extensive regulation of our business.

Additionally, due to the geographic scope of our operations and the nature of the services we provide, certain of our subsidiaries may be required to obtain and maintain certain licenses in all states where they operate, including:

•Rocket Homes is required to obtain and maintain real estate brokerage licenses.

•Amrock is required to obtain and maintain various licenses as a title agent, settlement service provider, and appraisal management company. In addition, individual service providers must also maintain licenses to provide escrow, notary, and appraisal services. Many state licenses are renewed at a regular frequency, typically annually, in order to keep the license in good standing.

•Rocket Loans may be required to obtain and maintain new licenses in certain states where such activity previously did not require licensing due to evolving standards in the financial services industry and legislative activity.

If we enter new markets, we may be required to comply with new laws, regulations and licensing requirements. As part of licensing requirements, we are typically required to designate individual licensees of record. We cannot ensure that we are in full compliance, and will always remain in full compliance with all licensing laws and regulations, and we may be subject to fines or penalties, including license revocation, for any non-compliance. If in the future a state agency were to determine that we are required to obtain additional licenses in that state in order to transact business, or if we lose an existing license or are otherwise found to be in violation of a law or regulation, our business operations in that state may be suspended until we obtain the license or otherwise remedy the compliance issue.

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

We are subject to guidelines, laws and regulations regarding our use of telemarketing; a failure to comply with such laws and guidelines, including the TCPA, could increase our operating costs and adversely impact our business.

We engage in outbound telephone and text communications with consumers, and accordingly must comply with a number of laws and regulations that govern said communications, including the TCPA and Telemarketing Sales Rules. The U.S. Federal Communications Commission (“FCC”) and the FTC have responsibility for regulating various aspects of these laws. Among other requirements, the TCPA requires us to obtain prior express written consent for certain communications and to adhere to “do-not-call” registry requirements which, in part, mandate that we maintain and regularly update lists of consumers who have chosen not to be called and restrict calls to consumers who are on the national do-not-call list. Additionally, the FCC adopted new rules under the TCPA in December 2023 that in part will require comparison shopping websites and lead generators we work with to obtain a consumer’s prior express written consent one caller at a time, rather than having a single consent apply to multiple callers at once. Many states have similar consumer protection laws regulating telemarketing. These laws may limit our ability to communicate with consumers and reduce the effectiveness of our marketing programs. The TCPA does not distinguish between voice and data, and, as such, SMS/MMS messages are also “calls” for the purpose of TCPA obligations and restrictions.

For violations of the TCPA, the law provides for a private right of action under which a plaintiff may recover monetary damages of $500 for each call or text made in violation of the prohibitions on calls made using an “artificial or pre-recorded voice” or an automatic telephone dialing system. A court may treble the amount of damages upon a finding of a “willful or knowing” violation. There is no statutory cap on maximum aggregate exposure (although some courts have applied in TCPA class actions constitutional limits on excessive penalties). An action may be brought by the FCC, a state attorney general, an individual, or a class of individuals. Like other companies that rely on telephone and text communications, we are regularly subject to putative, class action suits alleging violations of the TCPA. If in the future we are found to have violated the TCPA, the amount of damages and potential liability could be extensive and adversely impact our business. Accordingly, were such a class certified or if we are unable to successfully defend such a suit, as we have in the past, then TCPA damages could have a material adverse effect on our results of operations and financial condition.

We are also subject to the Messaging Principles and Best Practices created by CTIA, a trade association representing the wireless communications industry in the United States. A failure to comply with CTIA guidelines could result in us being temporarily unable to make communications over carrier networks, which could have a material adverse effect on our business.

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

On August 16, 2022, the Inflation Reduction Act of 2022 was enacted, which, among other things, imposed a 15% minimum tax on book income of certain large corporations, a 1% excise tax on net stock repurchases made after December 31, 2022 and several tax incentives to promote clean energy. Further proposed tax changes that may be enacted in the future could impact our current or future tax structure and effective tax rates. The federal government has previously proposed other legislation that would further broaden the tax base and limit tax deductions in certain situations. Proposed and future provisions could have a material adverse impact on our tax rate, cash flow, and financial results. There can be no assurance that future tax law changes will not increase the rate of the corporate income tax significantly, impose new limitations on deductions, credits or other tax benefits, or make other changes that may adversely affect our business, cash flows or financial performance. In the absence of additional clarification and guidance from the IRS on certain tax matters, the Company will take positions with respect to a number of unsettled issues. There is no assurance that the IRS or a court will agree with the positions taken by us, in which case tax penalties and interest may be imposed that could adversely affect our business, cash flows or financial performance. In the future, additional guidance may be issued by the IRS, the Department of the Treasury, or other governing body that may significantly differ from our interpretation of the law, which may result in a material adverse effect on our business or financial condition.

Our reported financial results may be materially and adversely affected by future changes in accounting principles generally accepted in the United States.

U.S. GAAP is subject to standard setting or interpretation by the Financial Accounting Standards Board, the Public Company Accounting Oversight Board, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results and could materially and adversely affect the transactions completed before the announcement of a change. A change in these principles or interpretations could also require us to alter our accounting systems in a manner that could increase our operating costs and impact the content of our financial statements.

We are subject to various legal actions that if decided adversely, or if viewed unfavorably by the public, could be detrimental to our business.

We face multifaceted legal and regulatory risks that pose a significant threat to our business. Operating in an industry highly sensitive to consumer protection, we are subject to various legal actions, including those alleging improper lending, servicing, or marketing practices, as well as violations of consumer protection, securities, and other laws. We are routinely involved in legal proceedings that may allege issues such as abusive loan terms, disclosure violations, quiet title actions, improper foreclosure practices, and breach of contract. The resolution of these actions may not always be favorable, leading to financial consequences and diverting management attention from ordinary business operations. The legal landscape is complex, with numerous local, state, and federal laws and regulations continually evolving. Non-compliance with these regulations can result in costly remediation and substantial fines. Furthermore, even in cases of favorable resolutions, we may still incur significant legal expenses.

In addition to legal and regulatory challenges, our business faces employment-related risks that could result in significant out-of-pocket losses, fines, and negative publicity. Team members and former team members may bring lawsuits, including by way of example lawsuits alleging discrimination, wage and hour issues, sexual harassment or a variety of other employment related issues. The increasing prevalence of discrimination and harassment claims, amplified by social media, heightens the potential for reputational harm. Incidents involving employment or harassment-related claims could lead to the termination of key personnel and adversely impact our brand image.

The combined effect of legal, regulatory, and employment risks poses a comprehensive threat to our business, impacting financial stability, operational efficiency, and overall reputation. It necessitates ongoing diligence in navigating the evolving legal landscape and implementing effective risk mitigation strategies.

We are subject to securities litigation, which may be expensive and may divert management’s attention.

Our share price has been, and may in the future be, volatile, and in the past companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We have become the target of this type of litigation, first in June 2021, a class action lawsuit alleging violations of the federal securities laws was filed against us and certain of our directors and officers. Following the June 2021 class action, several similar lawsuits have been filed. Lawsuits such as these may result in other, derivative lawsuits being filed, may be expensive to defend, and may divert our management’s attention from the conduct of our business, which could have an adverse effect on our business.

The conduct of the brokers through whom we originate loans could subject us to fines or other penalties.

For certain mortgage transactions, Rocket Mortgage operates as the wholesale lender and works with a third-party mortgage broker to facilitate the loan application. The brokers through whom we originate loans have parallel and separate legal obligations to which they are subject. While these laws may not explicitly hold the lenders responsible for the legal violations of such brokers, U.S. federal and state agencies increasingly have sought to impose such liability. The DOJ, through its use of a disparate impact theory under the FHA, is attempting to hold home loan lenders responsible for the pricing practices of brokers, alleging that the lender is directly responsible for the total fees and charges paid by the borrower even if the lender neither dictated what the broker could charge nor kept the money for its own account. In addition, under the TRID rules, we may be responsible for improper disclosures made to clients by brokers. We may be subject to claims for fines or other penalties based upon the conduct of the independent home loan brokers with which we do business.

Risks Relating to Privacy and Intellectual Property

The collection, processing, storage, use and disclosure of personal data could give rise to liabilities as a result of governmental regulation, conflicting legal requirements or differing views of personal privacy rights.

In the processing of consumer transactions, our businesses receive, transmit and store a large volume of personally identifiable information and personally identifiable financial information (collectively referred to as “Nonpublic Personal Information” or “NPI”) and other user data. The collection, sharing, use, disclosure and protection of this information are governed by the privacy and data security policies maintained by us and our businesses. Moreover, there are federal, state and international laws regarding privacy and the storing, sharing, use, disclosure and protection of NPI and user data. Specifically, NPI is increasingly subject to legislation and regulations in numerous jurisdictions around the world, the intent of which is to protect the privacy and security of such information that is collected, processed, or transmitted related to consumers within their jurisdiction. In the United States, regulations and interpretations concerning NPI and data security promulgated by state and federal regulators, including, but not limited to, the CFPB, FTC, NYDFS and CPPA (California’s regulatory body authorized to enforce CPRA), could conflict or give rise to differing views of privacy and security rights around NPI. We could be materially and adversely affected if legislation or regulations are expanded to require changes in business practices or privacy policies, or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business, financial condition, and results of operations.

Our failure, and/or the failure by the various third-party vendors and service providers with whom we do business, to comply with applicable federal, state or similar international laws and regulations could damage our reputation or the reputation of these businesses, discourage potential users from our products and services and/or result in fines and/or proceedings by governmental agencies and/or consumers, one or all of which could materially and adversely affect our business, financial condition and results of operations.

We could be adversely affected if we inadequately obtain, maintain, protect and enforce our intellectual property and proprietary rights and may encounter disputes from time to time relating to our use of the intellectual property of third parties.

Trademarks and other intellectual property and proprietary rights are important to our success and our competitive position. We rely on a combination of trademarks, service marks, copyrights, patents, trade secrets and domain names, as well as confidentiality procedures and contractual provisions to protect our intellectual property and proprietary rights. Despite these measures, third parties may attempt to disclose, obtain, copy or use intellectual property rights owned or licensed by us and these measures may not prevent misappropriation, infringement, reverse engineering or other violation of intellectual property or proprietary rights owned or licensed by us, particularly in foreign countries where laws or enforcement practices may not protect our proprietary rights as fully as in the United States. Furthermore, confidentiality procedures and contractual provisions can be difficult to enforce and, even if successfully enforced, may not be entirely effective. In addition, we cannot guarantee that we have entered into confidentiality agreements with all team members, partners, independent contractors or consultants that have or may have had access to our trade secrets and other proprietary information. Any issued or registered intellectual property rights owned by or licensed to us may be challenged, invalidated, held unenforceable or circumvented in litigation or other proceedings, including re-examination, inter partes review, post-grant review, interference and derivation proceedings and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings), and such intellectual property rights may be lost or no longer provide us meaningful competitive advantages. Third parties may also independently develop products, services and technology similar to or duplicative of our products and services.

In order to protect our intellectual property rights, we may be required to spend significant resources. Litigation brought to protect and enforce our intellectual property rights could be costly, time consuming and could result in the diversion of time and attention of our management team and could result in the impairment or loss of portions of our intellectual property. Furthermore, attempts to enforce our intellectual property rights against third parties could also provoke these third parties to assert their own intellectual property or other rights against us, or result in a holding that invalidates or narrows the scope of our rights, in whole or in part. Third-party misuse of our intellectual property in attempts to defraud our clients and others are often difficult to identify and costly to enforce against. Our failure to adequately address these third parties could result in material harm to our reputation. Our failure to secure, maintain, protect and enforce our intellectual property rights could adversely affect our brands and adversely impact our business.

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

Our operations depend on the work of our approximately 14,700 team members. Our future success will depend on our ability to continue to hire, integrate, develop and retain highly qualified personnel for all areas of our organization. Any talent acquisition and retention challenges could reduce our operating efficiency, increase our costs of operations and harm our overall financial condition. We could face these challenges if competition for qualified personnel intensifies or the pool of qualified candidates becomes more limited. Additionally, we invest heavily in training our team members, which increases their value to competitors who may seek to recruit them. The inability to attract or retain qualified personnel could have a detrimental impact on cost and performance for our business.

If we cannot maintain our corporate culture, we could lose the innovation, collaboration and focus on the mission that contribute to our business.

We believe that a critical component of our success is our corporate culture and our deep commitment to our mission. We believe this mission-based culture fosters innovation, encourages teamwork and cultivates creativity. Our mission defines our business philosophy as well as the emphasis that we place on our clients, our people and our culture and is consistently reinforced to and by our team members. As we continue to innovate and change in response to market and environmental changes, we may find it difficult to maintain these valuable aspects of our corporate culture and our long-term mission. Any failure to preserve our culture could negatively impact our future success, including our ability to attract and retain team members, encourage innovation and teamwork, and effectively focus on and pursue our mission and corporate objectives.

Loss of our key leadership could result in a material adverse effect on our business.

Our future success depends on the continued services of our senior leadership, including our Chief Executive Officer, our President and Chief Operating Officer, our Chief Financial Officer and Treasurer and our General Counsel and Secretary. The experience of our senior leadership is a valuable asset to us and could be difficult to replace. We do not maintain “key person” life insurance for any of our personnel. During 2023, we underwent a series of leadership transitions. These leadership transitions, as well as other future senior management changes, could disrupt and have a detrimental effect on our business.

Risks Relating to our Corporate Structure

We are a holding company and our principal asset is our equity interests in RKT Holdings, LLC (“Holdings”), and accordingly we are dependent upon distributions from Holdings to pay taxes and other expenses.

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

We are parties to a Tax Receivable Agreement with RHI and Dan Gilbert that provides for the payment by us to RHI and Dan Gilbert (or their transferees of Holdings Units or other assignees) of 90% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize (computed using simplifying assumptions to address the impact of state and local taxes) as a result of: (i) certain increases in our allocable share of the tax basis in Holdings’ assets resulting from (a) the purchases of Holdings Units (along with the corresponding shares of our Class D common stock or Class C common stock) from RHI and Dan Gilbert (or their transferees of Holdings Units or other assignees) using the net proceeds from our initial public offering or in any future offering, (b) exchanges by RHI and Dan Gilbert (or their transferees of Holdings Units or other assignees) of Holdings Units (along with the corresponding shares of our Class D common stock or Class C common stock) for cash or shares of our Class B common stock or Class A common stock, as applicable, or (c) payments under the Tax Receivable Agreement; (ii) tax benefits related to imputed interest deemed arising as a result of payments made under the Tax Receivable Agreement; and (iii) disproportionate allocations (if any) of tax benefits to Holdings as a result of section 704(c) of the Internal Revenue Code of 1986, as amended that relate to the reorganization transactions. The Tax Receivable Agreement makes certain simplifying assumptions regarding the determination of the cash savings that we realize or are deemed to realize from the covered tax attributes, which may result in payments pursuant to the Tax Receivable Agreement in excess of those that would result if such assumptions were not made.

The actual tax benefit, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, including, among others, the timing of exchanges by or purchases from RHI and Dan Gilbert, the price of our Class A common stock at the time of the exchanges or purchases, the extent to which such exchanges are taxable, the amount and timing of the taxable income we generate in the future and the tax rate then applicable, and the portion of our payments under the Tax Receivable Agreement constituting imputed interest. Future payments under the Tax Receivable Agreement could be substantial. Of the $584.7 million Tax receivable agreement liability recorded, we estimate that, as a result of the amount of the increases in the tax basis in Holdings’ assets from the purchase of Holdings Units (along with the corresponding shares of our Class D common stock) in connection with the initial public offering, the over-allotment option (Greenshoe), and the March 2021 paired interest exchange, assuming no material changes in the relevant tax law and that we will have sufficient taxable income to utilize all of the tax attributes covered by the Tax Receivable Agreement when they are first available to be utilized under applicable law, future payments to RHI and Dan Gilbert under the Tax Receivable Agreement would aggregate to approximately $301.3 million over the next 20 years and for yearly payments over that time to range between zero to $25.0 million per year. Future payments under the Tax Receivable Agreements in respect of subsequent purchases or exchanges of Holdings Units (along with the corresponding shares of Class D common stock or Class C common stock) would be in addition to these amounts. The payments under the Tax Receivable Agreement are not conditioned upon RHI’s or Dan Gilbert’s continued ownership of us.

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

Additionally, Section 203 of the Delaware General Corporation Law (the “DGCL”) prohibits a publicly held Delaware corporation from engaging in a business combination with an interested stockholder, unless the business combination is approved in a prescribed manner. An interested stockholder includes a person, individually or together with any other interested stockholder, who within the last three years has owned 15% of our voting stock. We opted out of Section 203 of the DGCL, but our certificate of incorporation includes a provision that restricts us from engaging in any business combination with an interested stockholder for three years following the date that person becomes an interested stockholder. Such restrictions, however, do not apply to any business combination between RHI, any direct or indirect equity holder of RHI or any person that acquires (other than in connection with a registered public offering) our voting stock from RHI or any of its affiliates or successors or any “group,” or any member of any such group, to which such persons are a party under Rule 13d-5 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and who is designated in writing by RHI as an “RHI Transferee,” on the one hand, and us, on the other.

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

Our certificate of incorporation requires, to the fullest extent permitted by law, that (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or stockholders to us or our stockholders, (iii) any action asserting a claim against us arising pursuant to any provision of the DGCL or our certificate of incorporation or our bylaws or (iv) any action asserting a claim against us governed by the internal affairs doctrine has to be brought only in the Third Judicial Circuit, Wayne County, Michigan (or, if the Third Judicial Circuit, Wayne County, Michigan lacks jurisdiction over such action or proceeding, then another state court of the State of Michigan or, if no state court of the State of Michigan has jurisdiction, the United States District Court for the Eastern District of Michigan) or the Court of Chancery of the State of Delaware (or if the Court of Chancery of the State of Delaware lacks jurisdiction, any other state court of the State of Delaware, or if no state court of the State of Delaware has jurisdiction, the federal district court for the District of Delaware), unless we consent in writing to the selection of an alternative forum. The foregoing provision does not apply to claims arising under the Securities Act, the Exchange Act or other federal securities laws for which there is exclusive federal or concurrent federal and state jurisdiction. Additionally, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Although we believe these exclusive forum provisions benefit us by providing increased consistency in the application of Delaware or Michigan law and federal securities laws in the types of lawsuits to which each applies, the exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers or stockholders, which may discourage lawsuits with respect to such claims. Our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder as a result of our exclusive forum provisions. Further, in the event a court finds either exclusive forum provision contained in our certificate of incorporation to be unenforceable or inapplicable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

We are controlled by RHI, an entity controlled by Dan Gilbert, whose interests may conflict with our interests and the interests of other stockholders. Further, because we are a “controlled company” within the meaning of the New York Stock Exchange rules, we qualify for and intend to rely on exemptions from certain corporate governance requirements.

RHI, an entity controlled by Dan Gilbert, our founder and Chairman, holds 93.2% of our issued and outstanding Class D common stock and controls 79% of the combined voting power of our common stock. As a result, RHI is able to control any action requiring the general approval of our stockholders, so long as it owns at least 10% of our issued and outstanding common stock, including the election of our board of directors, the adoption of amendments to our certificate of incorporation and bylaws and the approval of any merger or sale of substantially all of our assets. So long as RHI continues to directly or indirectly own a significant amount of our equity, even if such amount is less than a majority of the combined voting power of our common stock, RHI will continue to be able to substantially influence the outcome of votes on all matters requiring approval by the stockholders, including our ability to enter into certain corporate transactions. The interests of RHI could conflict with or differ from our interests or the interests of our other stockholders. For example, the concentration of ownership held by RHI could delay, defer or prevent a change of control of our Company or impede a merger, takeover or other business combination that may otherwise be favorable for us.

In addition, as long as RHI continues to control a majority of the voting power of our outstanding voting stock, we will be a controlled company within the meaning of the Exchange rules. Under the Exchange rules, a company of which more than 50% of the voting power is held by another person or group of persons acting together is a controlled company and may elect not to comply with certain corporate governance requirements, including the requirements that:

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

As of February 20, 2024, we had 136,759,932 shares of Class A Common Stock outstanding and 1,848,879,483 shares of Class A Common Stock issuable upon potential exchanges and/or conversions. Of these shares, 1,851,419,392 are “restricted securities,” as that term is defined under Rule 144 of the Securities Act. The holders of these “restricted securities” are entitled to dispose of their shares pursuant to (i) the applicable holding period, volume and other restrictions of Rule 144 or (ii) another exemption from registration under the Securities Act. Additional sales of a substantial number of our shares of Class A Common Stock in the public market, or the perception that sales could occur, could have a material adverse effect on the price of our Class A Common Stock. We have filed registration statements under the Securities Act registering 178,166,346 shares of our Class A common stock reserved for issuance under the 2020 Omnibus Incentive Plan and our Team Member Stock Purchase Plan. As of February 20, 2024, we had 144,838,312 shares of our Class A common stock reserved for issuance under the 2020 Omnibus Incentive Plan and our Team Member Stock Purchase Plan. We have entered into a Registration Rights Agreement pursuant to which we have granted demand and piggyback registration rights to RHI, Dan Gilbert and the affiliates of Dan Gilbert.

The price of our Class A common stock has been, and may in the future be, volatile and your investment in our common stock could suffer a decline in value.

The market price for our Class A common stock has been, and may in the future be, volatile and could fluctuate significantly in response to a number of factors, most of which we cannot control. These factors include, among others, intense competition in the markets we serve; failure to accurately predict the demand or growth of new financial products and services that we are developing; fluctuations in quarterly revenue and operating results, as well as differences between our actual financial and operating results and those expected by investors; the public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC; announcements relating to litigation; guidance, if any, that we provide to the public, any changes in such guidance or our failure to meet such guidance; changes in financial estimates or ratings by any securities analysts who follow our Class A common stock, our failure to meet such estimates or failure of those analysts to initiate or maintain coverage of our Class A common stock; the sustainability of an active trading market for our Class A common stock; investor perceptions of the investment opportunity associated with our Class A common stock relative to other investment alternatives; the inclusion, exclusion or deletion of our Class A stock from any trading indices; future sales of our Class A common stock by our officers, directors and significant stockholders; the effect on our business and results of operations from system failures and disruptions, hurricanes, wars, acts of terrorism, pandemics, other natural disasters or responses to such events; novel and unforeseen market forces and trading strategies by third parties; events or commentary reported in the media, including social media, whether or not accurate or involving us, that may create, amplify and/or rapidly spread negative publicity for us or for the industry or markets in which we operate; short selling of our Class A common stock or related derivative securities; and price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole. These broad market and industry factors may seriously harm the market price of our Class A common stock, regardless of our operating performance. In the past, stockholders have instituted securities class action litigation following periods of market volatility. We have been, and may in the future be, subject to securities litigation, which may cause us to incur substantial costs and resources and divert the attention of management from our business.

Risks Related to the COVID-19 Pandemic

The COVID-19 pandemic may continue to adversely affect our business and require that we navigate evolving compliance obligations stemming from executive, legislative, and regulatory responses to it.

The COVID-19 pandemic, along with measures taken to mitigate its impact and resulting inflationary pressures, has significantly hindered our ability to generate business, affecting mortgage origination and servicing. The pandemic's ongoing and potential future impact on the national economy, consumer behavior, and team member productivity remains uncertain. The Federal Reserve's response to inflation, including significant increases in the federal funds rate, has led to higher home mortgage interest rates, reducing demand for new mortgage originations and refinancings. While the origination of mortgages has not been restricted by past pandemic-related orders, potential future government restrictions and closings may impact our operations, including dependencies on third parties and other challenges including mortgage recording delays. The evolving executive, legislative, and regulatory responses may impose additional compliance obligations, negatively affecting both mortgage origination and servicing. Unintended consequences, such as liquidity pressures on servicers, and potential litigation risks further contribute to the intricate landscape. While regulators focus on servicing-centric compliance obligations, adjustments impacting mortgage origination activities, including measures allowing remote loan origination, introduce additional compliance obligations. The ongoing evolution of responses at the federal, state, and local levels, marked by inconsistency and subject to change without notice, may unfavorably restrict our operations, alter established practices, and raise compliance costs.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

Safeguarding information by securing our systems, data, and networks is a key priority for our business. Rocket Companies relies on our technology networks and systems, as well as those of certain third parties and affiliates, to collect, process, transmit and store information. We require the secure, efficient, and uninterrupted operation of those networks and systems to provide our clients with the best possible experience. With this in mind, we maintain an Information Security Program to protect the confidentiality, integrity, and availability of client information.

The Rocket Companies Information Security Program (“Program”) is managed by the Rocket Companies Chief Information Security Officer (“CISO”), who is responsible for the creation and execution of our information security strategy. The CISO has more than 30 years’ experience managing business risk and developing and implementing information security strategy.

Rocket Companies aligns its Program to the National Institute of Standards (NIST) Cyber Security framework. The Program is reviewed and updated by regular risk assessments, which identify reasonable and foreseeable internal and external risks. Rocket performs ongoing assessments of its Program to measure both the sufficiency of the safeguards to control risk and the design and operating effectiveness of our security requirements and controls. We implement information security policies throughout our operations, and our enterprise risk management (“ERM”) process considers information security risks alongside other company risks as part of our overall risk assessment process.

The Rocket Companies Vendor Risk Management Program extends our safeguards to third-party service providers. Our Vendor Risk Management Program includes a robust due diligence process to review and affirm on an initial and periodic basis that our third-party service providers protect our information with the same rigor we require of ourselves.

As far as internal training and compliance, we spend significant time and resources to communicate the Program to all team members via annual trainings, ongoing communications, and periodic testing of team member capabilities.

The CISO is charged with the continuous evolution of the Program to address emerging threats and new technologies, ensuring that we can adapt to the everchanging risk environment and those who seek to compromise our information. As such, the Program is regularly evaluated by both internal and external assessors to ensure its effectiveness by measuring its ability to prevent risk realization.

Cybersecurity Governance

Our Board oversees our Information Security Program and cybersecurity risks, this includes receiving periodic management reports on cybersecurity and information security trends and regulatory updates, technology risks, and the implications for our business strategy.

On a periodic basis, the CISO provides reports and presentations to the Board, Audit Committee, and Rocket Senior Leadership, including the Rocket Risk Council. These CISO updates include recent industry developments, evolving standards, vulnerability assessments and technological trends. During 2023, the CISO updates included information regarding areas of increasing cybersecurity threats, the ongoing enhancements to our information security framework, processes to mitigate threats, and the results of a simulated cybersecurity incident tabletop exercise.

As of the date of this report, we are not aware of any material risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect Rocket Companies. However, there is no guarantee that we will not be subject to future threats or incidents. We deploy a monitoring program to detect potential threats and keep an incident response plan in place to respond if a security incident occurs. Additional information on cybersecurity risks we face can be found in Item 1A, Risk Factors, which should be read in conjunction with the foregoing information.

Item 2. Properties

We currently operate through a network of fifteen corporate offices, ten client support locations and four call centers, located throughout the United States and Canada, which are all leased. Our headquarters and principal executive offices are located at 1050 Woodward Avenue, Detroit, Michigan 48226. At this location, as of December 31, 2023, we lease office space totaling approximately 505,535 rentable square feet from an affiliate of Rocket Companies. The lease for our offices at 1050 Woodward Avenue expires on December 31, 2028 unless terminated earlier under certain circumstances specified in our leases. We believe that our facilities are in good operating condition and adequately meet our current needs, and that additional or alternative space to support future use and expansion will be available on reasonable commercial terms.

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

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our Class A Common Stock, par value $0.00001 per share, is listed on the New York Stock Exchange under the ticker symbol “RKT” and began trading on August 10, 2020. There is no public market for our Class D Common Stock. Holders of our Class D Common Stock may convert such stock into our Class A Common Stock on a share for share basis. Holders of Class D Common Stock are entitled to 10 votes per share and holders of Class A Common Stock are entitled to one vote per share on matters submitted to shareholders for approval. As of February 20, 2024 there were approximately 114 holders of record of our Class A Common Stock and 2 holders of record of our Class D Common Stock. For Class A Common Stock, the actual number of shareholders is greater than this number of record holders and includes shareholders who are beneficial owners but whose share are held in street name by brokers and other nominees.

Share Repurchase Authorization

On November 10, 2020, our board of directors approved a share repurchase program of up to $1.0 billion of our Common Stock, including both Class A and Class D, which repurchases may be made, from time to time, in privately negotiated transactions or in the open market, in accordance with applicable securities laws (the “Share Repurchase Program”). The Share Repurchase Program was renewed on November 11, 2022 and will remain in effect for a two-year period. The Share Repurchase Program authorizes but does not obligate the Company to make any repurchases at any specific time. The timing and extent to which the Company repurchases its shares will depend upon, among other things, market conditions, share price, liquidity targets, regulatory requirements and other factors. There were no shares repurchased during the three months ended December 31, 2023. As of December 31, 2023 approximately $590.7 million remains available under the Share Repurchase Program.

As of February 20, 2024 Rocket Companies repurchased 32.1 million shares at a weighted average price of $12.73. We have returned $409.3 million to shareholders in aggregate under the $1 billion Share Repurchase Program.

Special Dividends

On February 25, 2021, our board of directors authorized and declared a cash dividend (the “2021 Special Dividend”) of $1.11 per share to the holders of our Class A common stock. The 2021 Special Dividend was paid on March 23, 2021 to holders of the Class A common stock of record as of the close of business on March 9, 2021. The Company funded the 2021 Special Dividend from cash distributions of approximately $2.2 billion by RKT Holdings, LLC to all of its members, including the Company.

On February 24, 2022, our board of directors authorized and declared a cash dividend (the “2022 Special Dividend”) of $1.01 per share to the holders of our Class A common stock. The 2022 Special Dividend was paid on March 22, 2022 to holders of the Class A common stock of record as of the close of business on March 8, 2022. The Company funded the 2022 Special Dividend from cash distributions of approximately $2.0 billion by RKT Holdings, LLC to all of its members, including the Company. We expect to retain future earnings, if any, to fund the growth of our business. Any future determination to pay dividends on our common stock will be made at the discretion of the Board of Directors and will depend upon, among other factors, our financial condition operating results, current and anticipated cash needs and other factors that the Board may deem relevant. In addition, the terms of our credit facilities contain restrictions on our ability to declare and pay cash dividends on our capital stock.

Performance Graph

Set forth below is a graph comparing the percentage change in the cumulative total shareholder return on our common stock against the cumulative total return of a broad market index composed of all issuers listed on the New York Stock Exchange (“NYSE”), and our selected peer group. This graph covers the period of the initial listing of our stock on August 6, 2020 to year ended December 31, 2023. This graph assumes an initial investment of $100 on August 6, 2020 and reflects the cumulative total return on that investment, including the reinvestment of all dividends where applicable, through December 31, 2023. The comparisons in this graph are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

Total Shareholder Return Performance Graph
$200.00
$180.00
$160.00
$140.00
$120.00
$100.00
$80.00
$60.00
$40.00
$20.00
$-
August-20
September-20
December-20
March-21
June-21
September-21
December-21
March-22
June-22
September-22
December-22
March-23
June-23
September-23
December-23
RKT Relative Value
NYSE Relative Value
Peer Relative Value

Our selected peer group is comprised of PennyMac Financial Services Inc, Rithm Capital Corp, Mr Cooper Group Inc, Anywhere Real Estate Inc., Zillow Group Inc Class C, Redfin Corp, Stewart Information Services Corp, SoFi Technologies Inc, Guild Holdings Company, Compass, Inc. loanDepot, Inc., UWM Holdings Corporation, and Blend Labs, Inc. Certain companies were not publicly traded companies at inception date. These companies were added and reweighed to the peer group to the most recent quarter subsequent to their respective IPO dates.

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

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by reference to, our consolidated financial statements and the related notes and other information included elsewhere in this Annual Report on Form 10-K (the “Form 10-K”). This discussion and analysis contains forward-looking statements that involve risks and uncertainties which could cause our actual results to differ materially from those anticipated in these forward-looking statements, including, but not limited to, risks and uncertainties discussed below under the heading “ Special Note Regarding Forward-Looking Statements,” and in Part I and elsewhere in this Form 10-K.

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

Objective

The following discussion provides an analysis of the Company's financial condition, cash flows and results of operations from management's perspective and should be read in conjunction with the consolidated financial statements and notes thereto included in Part II, Item 8 of this Annual Report on Form 10-K. Our objective is to provide discussion of events and uncertainties known to management that are reasonably likely to cause the reported financial information not to be indicative of future operating results or of future financial condition and to also offer information that provides an understanding of our financial condition, cash flows and results of operations. This section of this Form 10-K generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. Discussions of 2021 items and year-to-year comparisons between 2022 and 2021 that are not included in this Form 10-K can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Executive Summary

We are a Detroit-based fintech company including mortgage, real estate and personal finance businesses. We are committed to providing an industry-leading client experience powered by our simple, fast and trusted digital solutions. In addition to Rocket Mortgage, the nation’s largest retail mortgage lender, we have expanded into complementary industries, such as real estate services and personal finance.

Recent Developments

Business Trends

The U.S. Federal Reserve has raised the Federal Funds rate multiple times throughout 2022 and 2023 to mitigate inflationary pressures. The resulting mortgage interest rate increases have driven a significant decline in the size of the mortgage origination market from 2022 to 2023. The increase in mortgage interest rates, coupled with uncertainty in the economy, have reduced demand for mortgage originations and, in particular, refinance transactions.

Basel III

In the third quarter of 2023, the Federal Banking Agencies released a notice of proposed rulemaking to revise the Basel III Capital Rules. Although we are not directly impacted by this proposal as we are not a bank, we are in the process of evaluating this proposed rulemaking and assessing its potential impact, if any, on the Company.

Seller/Servicer Financial Requirements

FHFA and Ginnie Mae revised their requirements for certain minimum net worth, minimum capital ratio and minimum liquidity ratios. As of December 31, 2023, we were in full compliance with the new ratios, which went into effect on September 30, 2023. See Note 15, Minimum Net Worth Requirements of the notes to the consolidated financial statements included in this Form 10-K for further information.

Career Transition Program

During the third quarter of 2023, the Company offered a voluntary career transition program to certain eligible team members. The career transition program included a compensation package, healthcare coverage, career transition services, and an accelerated vesting of certain equity awards, if applicable. The company recorded a $51.5 million charge during the year related to the career transition program.

Year ended December 31, 2023 Summary

We originated $78.7 billion in residential mortgage loans, which was a $54.4 billion, or 40.9%, decrease from the same period in 2022. Our Net Loss was $390.1 million, compared to a Net Income of $699.9 million for the same period in 2022. We also generated $67.2 million of Adjusted EBITDA, which was an increase of $7.9 million, or 13.3%, compared to $59.3 million for the same period in 2022. See “Non-GAAP Financial Measures” below for more information on Adjusted EBITDA.

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

Reconciliation of Adjusted Revenue to Total Revenue, net

	Years Ended December 31,
($ in thousands)	2023	2022	2021
Total Revenue, net	$3,799,269	$5,838,493	$12,914,466
Change in fair value of MSRs due to valuation assumptions (net of hedges) (1)	(29,007)	(1,210,947)	(487,473)
Adjusted Revenue	$3,770,262	$4,627,546	$12,426,993

(1)    Reflects changes in assumptions including discount rates and prepayment speed assumptions, mostly due to changes in market interest rates, and the effects of contractual prepayment protection associated with sales of MSRs.

Reconciliation of Adjusted Net (Loss) Income to Net (Loss) Income Attributable to Rocket Companies

	Year Ended December 31,
($ in thousands)	2023	2022	2021
Net (loss) income attributable to Rocket Companies	$(15,514)	$46,421	$308,210
Net (loss) income impact from pro forma conversion of Class D common shares to Class A common shares (1)	(372,541)	655,863	5,766,284
Adjustment to the benefit from (provision for) income tax (2)	84,995	(138,803)	(1,428,937)
Tax-effected net (loss) income (2)	$(303,060)	$563,481	$4,645,557
Share-based compensation expense (3)	177,389	233,760	163,738
Change in fair value of MSRs due to valuation assumptions (net of hedges) (4)	(29,007)	(1,210,947)	(487,473)
Loss on extinguishment of Senior Notes	—	—	87,262
Litigation accrual (5)	—	—	15,000
Career transition program (6)	51,495	81,132	—
Change in Tax receivable agreement liability (7)	6,565	(34,159)	18,835
Tax impact of adjustments (8)	(50,372)	225,949	55,211
Other tax adjustments (9)	3,885	3,822	3,732
Adjusted Net (Loss) Income	$(143,105)	$(136,962)	$4,501,862

(1)    Reflects net (loss) income to Class A common stock from pro forma exchange and conversion of corresponding shares of our Class D common shares held by non-controlling interest holders as of December 31, 2023, 2022 and 2021.

(2)    Rocket Companies is subject to U.S. Federal income taxes, in addition to state, local and Canadian taxes with respect to its allocable share of any net taxable income or loss of Holdings. The Adjustment to the benefit from (provision for) income tax reflects the difference between (a) the income tax computed using the effective tax rates below applied to the (loss) income before income taxes assuming Rocket Companies, Inc. owns 100% of the non-voting common interest units of Holdings and (b) the (benefit from) provision for income taxes.

	Year Ended December 31,
	2023	2022	2021
Net (loss) income attributable to Rocket Companies	$(15,514)	$46,421	$308,210
Net (loss) income impact from pro forma conversion of Class D common shares to Class A common shares	(372,541)	655,863	5,766,284
(Benefit from) provision for income taxes	(12,817)	41,978	112,738
Adjusted (loss) income before income taxes	(400,872)	744,262	6,187,232

Effective Income Tax Rate for Adjusted Net (Loss) Income	24.40%	24.29%	24.92%

Adjusted (benefit from) provision for income taxes	(97,812)	180,781	1,541,675
(Benefit from) provision for income taxes	(12,817)	41,978	112,738
Adjustment to the benefit from (provision for) income tax	$84,995	$(138,803)	$(1,428,937)

	December 31,
	2023	2022	2021
Statutory U.S. Federal Income Tax Rate	21.00%	21.00%	21.00%
Canadian taxes	0.01	0.01	0.01
State and Local Income Taxes (net of federal benefit)	3.39	3.28	3.91
Effective Income Tax Rate for Adjusted Net (Loss) Income	24.40%	24.29%	24.92%

(3)    The years ended December 31, 2023 and 2022 amounts exclude the impact of the career transition program.

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

Reconciliation of Adjusted Diluted Weighted Average Shares Outstanding to Diluted Weighted Average Shares Outstanding

	Year Ended December 31,
($ in thousands, except per share)	2023	2022	2021
Diluted weighted average Class A common shares outstanding	1,980,523,690	1,971,620,573	1,989,433,567
Assumed pro forma conversion of Class D shares (1)	—	—	—
Adjusted diluted weighted average shares outstanding	1,980,523,690	1,971,620,573	1,989,433,567

Adjusted Net (Loss) Income	$(143,105)	$(136,962)	$4,501,862
Adjusted Diluted (Loss) Earnings Per Share	$(0.07)	$(0.07)	$2.26

(1)    Reflects the pro forma exchange and conversion of non-dilutive Class D common stock to Class A common stock. For the years ended December 31, 2023, 2022 and 2021, Class D common shares were dilutive and are included in the dilutive weighted average Class A common shares outstanding in the table above.

Reconciliation of Adjusted EBITDA to Net (Loss) Income

	Year Ended December 31,
($ in thousands)	2023	2022	2021
Net (loss) income	$(390,080)	$699,933	$6,072,163
Interest and amortization expense on non-funding debt	153,386	153,596	230,740
(Benefit from) provision for income taxes	(12,817)	41,978	112,738
Depreciation and amortization	110,271	94,020	74,713
Share-based compensation expense (1)	177,389	233,760	163,738
Change in fair value of MSRs due to valuation assumptions (net of hedges) (2)	(29,007)	(1,210,947)	(487,473)
Litigation accrual (3)	—	—	15,000
Career transition program (4)	51,495	81,132	—
Change in Tax receivable agreement liability (5)	6,565	(34,159)	18,835
Adjusted EBITDA	$67,202	$59,313	$6,200,454

(1)    The years ended December 31, 2023 and 2022 amounts exclude the impact of the career transition program.

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

Key Performance Indicators

We monitor a number of key performance indicators to evaluate the performance of our business operations. Our loan production key performance indicators enable us to monitor our ability to generate gain on sale revenue as well as understand how our performance compares to the total mortgage origination market. Our servicing portfolio key performance indicators enable us to monitor the overall size of our servicing portfolio of business, the related value of our mortgage servicing rights, and the health of the business as measured by the average MSR delinquency rate. Other key performance indicators for other Rocket Companies, besides Rocket Mortgage (“Other Rocket Companies”), allow us to monitor both revenues and unit sales generated by these businesses. We also include Rockethomes.com average unique monthly visits, as we believe traffic on the site is an indicator of consumer interest.

The following summarizes key performance indicators of the business:

	Year Ended December 31,
(Units and $ in thousands)	2023	2022	2021
Rocket Mortgage
Loan Production Data
Closed loan origination volume	$78,711,994	$133,129,283	$351,193,352
Direct to Consumer origination volume	$43,763,278	$78,641,022	$199,894,693
Partner Network origination volume	$34,948,716	$54,488,261	$151,298,659
Gain on sale margin(1)	2.63%	2.82%	3.13%
Refinance market share(2)	12.1%	11.0%	10.8%
Purchase market share(2)	3.7%	3.2%	3.3%
Servicing Portfolio Data
Total serviced UPB (includes subserviced)	$509,105,421	$534,704,602	$551,866,424
MSRs UPB of loans serviced	$468,237,971	$486,540,840	$485,087,214
UPB of loans subserviced and temporarily serviced	$40,867,450	$48,163,762	$66,779,210
Total loans serviced (includes subserviced)	2,457.1	2,534.5	2,565.1
Number of MSRs loans serviced	2,357.2	2,412.1	2,384.2
Number of loans subserviced and temporarily serviced	99.9	122.4	180.9
MSR fair value multiple(3)	4.94	4.98	3.91
Total serviced MSR delinquency rate (60+)	1.23%	1.20%	1.60%
Net client retention rate(4)	97%	95%	91%
Select Other Rocket Companies
Amrock gross revenue(5)	$244,224	$504,270	$1,393,174
Amrock closings	161.8	344.0	1,115.1
Rocket Homes gross revenue(5)	$53,155	$52,796	$57,559
Rocket Homes real estate transactions	25.3	32.7	33.1
Rockethomes.com average unique monthly visitors(6)	1,498.1	2,053.3	1,829.7
Rocket Loans gross revenue(5)	$62,305	$68,828	$95,442
Rocket Loans closed units	39.2	28.2	17.4
Total Select Other Rocket Companies gross revenue	$359,684	$625,894	$1,546,175
Total Select Other Rocket Companies net revenue(7)	$351,766	$617,434	$1,537,714

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

(2)    Market share information is based on Fannie Mae mortgage volume market share estimates as of December 2023.

(3)    MSR fair market value multiple is a metric used to determine the relative value of the MSR asset in relation to the annualized retained servicing fee, which is the cash that the holder of the MSR asset would receive from the portfolio as of such date. It is calculated as the quotient of (a) the MSR fair market value as of a specified date divided by (b) the weighted average annualized retained servicing fee for our MSR portfolio as of such date. The weighted average annualized retained servicing fee for our MSR portfolio was 0.28%, 0.29%, and 0.28% for the years ended December 31, 2023, 2022, and 2021, respectively. The vast majority of our portfolio consists of originated MSRs and consequently, the impact of purchased MSRs does not have a material impact on our weighted average service fee.

(4)    This metric measures our retention across a greater percentage of our client bases versus our recapture rate. We define “net client retention rate” as the number of clients that were active at the beginning of a period and which remain active at the end of the period, divided by the number of clients that were active at the beginning of the period. This metric excludes clients whose loans were sold during the period as well as clients to whom we did not actively market to due to contractual prohibitions or other business reasons. We define “active” as those clients who do not pay-off their mortgage with us and originate a new mortgage with another lender during the period.

(5)    This revenue is reported annually.

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

Loan servicing income, net

Loan servicing income, net includes Servicing fee income and Change in fair value of MSRs. Servicing fee income consists of the contractual fees earned for servicing the loans and includes ancillary revenue such as late fees and modification incentives. Servicing fee income is recorded to income as earned, which is upon collection of payments from borrowers. We have elected to subsequently measure the MSRs at fair value on a recurring basis. Changes in fair value of MSRs primarily due to the realization of expected cash flows and/or changes in valuation inputs and estimates, are recognized in current period earnings.

We regularly perform a comprehensive analysis of the MSR portfolio in order to identify and sell certain MSRs that do not align with our strategy for retaining MSRs. To hedge against interest rate exposure on these assets, we enter into forward loan purchase commitments. Changes in the value of derivatives designed to protect against MSR value fluctuations, or MSR hedging gains and losses, are included as a component of Change in fair value of MSRs.

Interest income, net

Interest income, net is interest earned on mortgage loans held for sale net of the interest expense paid on our loan funding facilities.

Other income

Other income includes revenues generated from Amrock (title insurance services, property valuation, and settlement services), Rocket Homes (real estate network referral fees), Rocket Auto (auto marketplace sales revenues), Core Digital Media (third party lead generation revenues), Rock Connections (third party sales and support revenues), Rocket Money (personal finance), Rocket Loans (personal loans), deposit income related to revenue earned on deposits, including escrow deposits, and professional service fees. The professional service fees represent amounts received in exchange for professional services provided to affiliated companies. Services are provided primarily in connection with technology, facilities, human resources, accounting, training, and security functions. Other income also includes revenues from other subsidiaries and other miscellaneous income items.

Components of operating expenses

Our operating expenses as presented in the statement of operations data include Salaries, commissions and team member benefits, General and administrative expenses, Marketing and advertising expenses, Interest and amortization expense on non-funding-debt and Other expenses.

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

Interest and amortization expense on non-funding debt

Interest and amortization expense related to our Senior Notes.

Other expenses

Other expenses primarily consist of depreciation and amortization on property and equipment, mortgage servicing related expenses, and expenses generated from Amrock (title insurance services, property valuation, and settlement services).

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

Tax Receivable Agreement

In connection with the reorganization completed prior to our IPO in 2020, the Company entered into a Tax Receivable Agreement with RHI and our Chairman (“LLC Members”) that will obligate the Company to make payments to the LLC Members generally equal to 90% of the applicable cash tax savings that the Company actually realizes or in some cases is deemed to realize as a result of the tax attributes generated by (i) certain increases in our allocable share of the tax basis in Holdings’ assets resulting from (a) the purchases of Holdings Units (along with the corresponding shares of our Class D common stock or Class C common stock) from the LLC Members (or their transferees of Holdings Units or other assignees) using the net proceeds from our initial public offering or in any future offering, (b) exchanges by the LLC Members (or their transferees of Holdings Units or other assignees) of Holdings Units (along with the corresponding shares of our Class D common stock or Class C common stock) for cash or shares of our Class B common stock or Class A common stock, as applicable, or (c) payments under the Tax Receivable Agreement; (ii) tax benefits related to imputed interest deemed arising as a result of payments made under the Tax Receivable Agreement and (iii) disproportionate allocations (if any) of tax benefits to Holdings as a result of section 704(c) of the Code that relate to the reorganization transactions. The Company will retain the benefit of the remaining 10% of these tax savings.

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

Non-controlling Interest

We are the sole managing member of Holdings and consolidate the financial results of Holdings. Therefore, we report a non-controlling interest based on the Holdings Units of Holdings held by our Chairman and RHI on our Consolidated Balance Sheets. Income or loss is attributed to the non-controlling interests based on the weighted average Holdings Units outstanding during the period and is presented on the Consolidated Statements of Income and Comprehensive Income. Refer to Note 17, Non-controlling Interest for more information on non-controlling interests.

Results of Operations for the years ended December 31, 2023, 2022 and 2021

Summary of Operations

Condensed Statement of Operations Data	Year Ended December 31,
($ in thousands)	2023	2022	2021
Revenue
Gain on sale of loans, net	$2,066,292	$3,137,417	$10,468,574
Servicing fee income	1,401,780	1,458,637	1,325,938
Change in fair value of MSRs	(700,982)	185,036	(689,432)
Interest income, net	120,860	184,203	168,940
Other income	911,319	873,200	1,640,446
Total revenue, net	3,799,269	5,838,493	12,914,466
Expenses
Salaries, commissions and team member benefits	2,257,291	2,797,868	3,356,815
General and administrative expenses	802,865	906,195	1,183,418
Marketing and advertising expenses	736,676	945,694	1,249,583
Interest and amortization expense on non-funding-debt	153,386	153,596	230,740
Other expenses	251,948	293,229	709,009
Total expenses	4,202,166	5,096,582	6,729,565
(Loss) income before income taxes	$(402,897)	$741,911	$6,184,901
Benefit from (provision for) income taxes	12,817	(41,978)	(112,738)
Net (Loss) Income	(390,080)	699,933	6,072,163
Net loss (income) attributable to non-controlling interest	374,566	(653,512)	(5,763,953)
Net (loss) income attributable to Rocket Companies	$(15,514)	$46,421	$308,210

Gain on sale of loans, net

The components of Gain on sale of loans, net for the periods presented were as follows:

	Year Ended December 31,
($ in thousands)	2023	2022	2021
Net gain (loss) on sale of loans(1)	$684,415	$(579,562)	$7,462,202
Fair value of originated MSRs	1,092,332	1,970,647	3,864,359
(Provision for) benefit from investor reserves	(112,372)	(58,140)	8,557
Fair value adjustment on loans held for sale and IRLCs	224,605	(822,289)	(2,106,952)
Revaluation gain from forward commitments economically hedging loans held for sale and IRLCs	177,312	2,626,761	1,240,408
Gain on sale of loans, net	$2,066,292	$3,137,417	$10,468,574

(1)    Net gain (loss) on sale of loans represents the premium received in excess of the UPB, plus net origination fees.

The table below provides details of the characteristics of our mortgage loan production for each of the periods presented:

	Year Ended December 31,
($ in thousands)	2023	2022	2021
Closed loan origination volume by type
Conventional Conforming	$48,007,013	$96,103,677	$273,463,292
FHA/VA	24,035,770	28,208,025	55,231,445
Non Agency	6,669,211	8,817,581	22,498,615
Total mortgage closed loan origination volume	$78,711,994	$133,129,283	$351,193,352
Portfolio metrics
Average loan amount	$270	$283	$281
Weighted average loan-to-value ratio	74.86%	72.30%	67.87%
Weighted average credit score	733	733	749
Weighted average loan rate	6.62%	4.45%	2.80%
Percentage of loans sold
To GSEs and government	91.38%	91.70%	92.98%
To other counterparties	8.62%	8.30%	7.02%
Servicing-retained	94.86%	93.45%	95.23%
Servicing-released	5.14%	6.55%	4.77%
Net rate lock volume(1)	$78,648,717	$117,756,897	$333,790,140
Gain on sale margin(2)	2.63%	2.82%	3.13%

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

Overview of the Gain on sale of loans, net table

At the time an IRLC is issued, an estimate of the Gain on sale of loans, net is recognized in the Fair value adjustment on loans held for sale and IRLCs component in the table above. Subsequent changes in the fair value of IRLCs and mortgage loans held for sale are recognized in this same component as the loan progresses through closing, which is the moment that loans move from an IRLC to a loan held for sale, and ultimately through the sale of the loan. We deploy a hedge strategy to mitigate the impact of interest rate changes from the point of the IRLC through the sale of the loan. The changes to the Fair value adjustment on loans held for sale and IRLCs in each period is dependent on several factors, including mortgage origination volume, how long a loan remains at a given stage in the origination process and the movement of interest rates during that period as compared to the immediately preceding period. Loans originated during an increasing rate environment generally decrease in value, and loans originated during a decreasing rate environment generally increase in value. When the mortgage loan is sold into the secondary market, any difference between the proceeds received and the current fair value of the loan is recognized and moves from the Fair value adjustment on loans held for sale and IRLCs component in the Net gain (loss) on sale of loans component in the table above. The Revaluation gain from forward commitments economically hedging loans held for sale and IRLCs component reflects the forward hedge commitments intended to offset the various fair value adjustments that impact the Fair value adjustment on loans held for sale and IRLCs and the Net gain (loss) on sale of loans components. As a result, these three components should be evaluated in combination when evaluating Gain on sale of loans, net, as the sum of these components are primarily driven by net rate lock volume. Furthermore, at the point of sale of the loan, the Fair value of originated MSRs and the (Provision for) benefit from investor reserves are recognized each in their respective components shown above.

Year ended December 31, 2023 summary

Gain on sale of loans, net was $2.1 billion, a decrease of $1.1 billion, or 34%, as compared with $3.1 billion for the same period in 2022.

Net gain (loss) on sale of loans, Fair value adjustment on loans held for sale and IRLCs and Revaluation gain from forward commitments economically hedging loans held for sale and IRLCs was $1.1 billion, a decrease of $0.1 billion, or 11%, as compared with $1.2 billion for the same period in 2022. The change was driven primarily by a decrease in net rate lock volume of 33%, due to a reduction in mortgage demand year-over-year, partially offset by favorable fair value adjustments on repurchased loans held on our balance sheet, compared to the prior year.
The Fair value of originated MSRs was $1.1 billion, a decrease of $0.9 billion or 45%, as compared with $2.0 billion in 2022. The decrease was primarily due to a reduction in sold loan volume in 2023 to $78.5 billion, a decrease of $66.1 billion, or 46%, from $144.6 billion in 2022.

The Provision for investor reserves is our estimate of losses on potential future repurchases of loans previously sold. The $54.2 million, or 93% increase compared to 2022, was primarily due to realized losses on re-sold loans.

Loan servicing income, net

For the periods presented, loan servicing income, net consisted of the following:

	Year Ended December 31,
($ in thousands)	2023	2022	2021
Retained servicing fee	$1,350,595	$1,416,488	$1,292,031
Subservicing income	9,446	9,066	9,389
Ancillary income	41,739	33,083	24,518
Servicing fee income	1,401,780	1,458,637	1,325,938
Change in valuation model inputs or assumptions	37,570	1,279,945	510,869
Change in fair value of MSR hedge	(8,563)	(68,998)	(23,396)
Collection/realization of cash flows	(729,989)	(1,025,911)	(1,176,905)
Change in fair value of MSRs	(700,982)	185,036	(689,432)
Loan servicing income, net	$700,798	$1,643,673	$636,506

	December 31,
($ in thousands)	2023	2022	2021
MSR UPB of loans serviced	$468,237,971	$486,540,840	$485,087,214
Number of MSR loans serviced	2,357,209	2,412,117	2,384,150
UPB of loans subserviced and temporarily serviced	$40,867,450	$48,163,762	$66,779,210
Number of loans subserviced and temporarily serviced	99,938	122,380	180,900
Total serviced UPB	$509,105,421	$534,704,602	$551,866,424
Total loans serviced	2,457,147	2,534,497	2,565,050
MSR fair value	$6,439,787	$6,946,940	$5,385,613
Total serviced delinquency count (60+) as % of total	1.23%	1.20%	1.60%
Weighted average credit score	733	736	738
Weighted average LTV	71.40%	71.08%	70.57%
Weighted average loan rate	3.74%	3.40%	3.17%
Weighted average service fee	0.28%	0.29%	0.28%

Loan servicing income, net was $0.7 billion, a decrease of $0.9 billion, or 57%, which compares to $1.6 billion for the same period in 2022. The Change in valuation model inputs or assumptions was a $37.6 million increase in 2023, as compared to a $1.3 billion increase in 2022, due to relatively flat mortgage interest rates during 2023 as compared to rising interest rates throughout 2022. This was partially offset by $730.0 million in Collection/realization of cash flows in 2023, compared to $1.0 billion for the same period in 2022, driven by a decrease in loans that were paid off during the period.

Interest income, net

The components of interest income, net for the periods presented were as follows:

	Year Ended December 31,
($ in thousands)	2023	2022	2021
Interest income	$327,448	$350,591	$430,086
Interest expense on funding facilities	(206,588)	(166,388)	(261,146)
Interest income, net	$120,860	$184,203	$168,940

Interest income, net was $120.9 million, a decrease of $63.3 million, or 34%, as compared to $184.2 million for the same period in 2022. The decrease in interest income, net in 2023 was primarily attributable to a decrease in sold loan volume of 46% and higher short term interest rates associated with our funding facilities.

Other income

	Year Ended December 31,
($ in thousands)	2023	2022	2021
Deposit income	$372,917	$90,298	$30,396
Amrock revenue	243,605	503,137	1,390,305
Rocket Money revenue (1)	198,697	141,618	2,349
Rocket Homes revenue	49,970	48,293	54,208
Rocket Loans revenue	18,757	41,885	80,577
Other (2)	27,373	47,969	82,611
Total Other income	$911,319	$873,200	$1,640,446

(1) Rocket Money was acquired on December 23, 2021 and therefore, 2021 does not reflect a full year of revenue.

(2) Other consists of revenue from additional entities and other miscellaneous income.

Other income was $911.3 million, an increase of $38.1 million, or 4%, as compared to $873.2 million for the same period in 2022. Deposit income was $372.9 million, an increase of $282.6 million, or 313%, primarily due to higher deposit earnings rates, partially offset by a decrease in revenues at Amrock of $260 million or 52%, driven by lower title and appraisal volumes.

Expenses

Expenses for the periods presented were as follows:

	Year Ended December 31,
($ in thousands)	2023	2022	2021
Salaries, commissions and team member benefits	$2,257,291	$2,797,868	$3,356,815
General and administrative expenses	802,865	906,195	1,183,418
Marketing and advertising expenses	736,676	945,694	1,249,583
Interest and amortization expense on non-funding debt	153,386	153,596	230,740
Other expenses	251,948	293,229	709,009
Total expenses	$4,202,166	$5,096,582	$6,729,565

Total expenses were $4.2 billion, a decrease of $0.9 billion or 18%, as compared with $5.1 billion for the same period in 2022. The decrease was driven by our cost reduction efforts affecting salaries, commissions and team member benefits, general and administrative expenses, marketing and advertising expenses, and other expenses, including production and other vendor-related costs. In 2023, salaries, commissions and team member benefits was $2.3 billion, a decrease of $0.5 billion, or 19%, primarily due to a decrease in team members in production and non-production roles, driven by initiatives to increase operational efficiency. General and administrative expenses were $802.9 million, a decrease of $103.3 million, or 11%, primarily driven by a decrease in loan processing costs and vendor cost saving initiatives. Market and advertising expenses was $736.7 million, a decrease of $209.0 million, or 22%, primarily due to a decrease in performance marketing in 2023. Other expenses were $251.9 million, a decrease of $41.3 million, or 14%, associated with a decrease in title related expenses at Amrock.

Summary results by segment for the years ended December 31, 2023, 2022 and 2021

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

We measure the performance of the segments primarily on a contribution margin basis. Contribution margin is intended to measure the direct profitability of each segment and is calculated as Adjusted Revenue less directly attributable expenses. Adjusted Revenue is a non-GAAP financial measure described above. Directly attributable expenses include salaries, commissions and team member benefits, general and administrative expenses, marketing and advertising expenses and other expenses, such as direct servicing costs and origination costs. For segments, we measure gain on sale margin of sold loans and refer to this metric as ‘sold loan gain on sale margin.’ A loan is considered sold when it is sold to investors on the secondary market. Sold loan gain on sale margin reflects the gain on sale revenue of loans sold into the secondary market divided by the sold loan volume for the period. By contrast, ‘gain on sale margin’, which we reference outside of the segment discussion, measures the gain on sale revenue, net divided by net rate lock volume for the period. See below for our overview and discussion of segment results for the years ended December 31, 2023, 2022 and 2021. For additional discussion, see Note 16, Segments of the consolidated financial statements of this Form 10-K.

Direct to Consumer Results

	Year Ended December 31,
($ in thousands)	2023	2022	2021
Sold Loan Volume	$43,598,231	$84,142,087	$213,888,883
Sold Loan Gain on Sale Margin	3.86%	4.14%	4.75%
Revenue
Gain on sale	$1,660,038	$2,573,970	$8,843,040
Interest income	182,097	222,621	265,438
Interest expense on funding facilities	(114,447)	(106,561)	(161,867)
Service fee income	1,396,639	1,455,121	1,323,171
Changes in fair value of MSRs	(700,982)	185,036	(689,432)
Other income	565,882	449,813	1,001,060
Total Revenue, net	$2,989,227	$4,780,000	$10,581,410
Change in fair value of MSRs due to valuation assumptions, net of hedges	(29,007)	(1,210,947)	(487,473)
Adjusted Revenue	$2,960,220	$3,569,053	$10,093,937
Less: Directly attributable expenses(1)	1,924,273	2,517,850	3,697,774
Contribution Margin	$1,035,947	$1,051,203	$6,396,163

(1)    Direct expenses attributable to operating segments exclude corporate overhead, depreciation and amortization, and interest and amortization expense on non-funding debt.

Year ending December 31, 2023 summary

Direct to Consumer Adjusted Revenue was $3.0 billion, a decrease of $608.8 million, or 17% from $3.6 billion in 2022. Gain on sale revenue decreased $913.9 million, or 36%. The decrease in gain on sale revenue was driven by a decrease in net rate lock volume from reduced mortgage demand. The Change in fair value of MSRs was a $701.0 million decrease, compared to an increase of $185.0 million in the same period in 2022, primarily due to relatively flat mortgage interest rates during 2023 as compared to rising interest rates. Additionally, Other income increased $116.1 million, or 26%, to $565.9 million, as a result of an increase in deposit income primarily due to higher deposit earnings rates, partially offset by a decrease in revenues at Amrock.

Direct to Consumer attributable expenses decreased $593.6 million, or 24%, to $1.9 billion in 2023 compared to $2.5 billion in 2022. The decrease was due to fewer team members, decreases in loan processing costs, vendor cost saving initiatives, and lower marketing spend, all driven by our operational efficiency efforts.

Direct to Consumer contribution margin was $1.0 billion, a decrease of $15.3 million, or 1%, compared to $1.1 billion in 2022. The decrease in contribution margin was driven primarily by lower gain on sale revenue, offset by a reduction in directly attributable expenses and the above referenced difference in the Change in fair value of MSRs year over year.

Partner Network Results

	Year Ended December 31,
($ in thousands)	2023	2022	2021
Sold Loan Volume	$34,892,877	$60,498,569	$138,802,940
Sold Loan Gain on Sale Margin	1.05%	1.05%	1.20%
Revenue
Gain on sale	371,392	540,234	1,597,569
Interest income	145,351	125,034	161,256
Interest expense on funding facilities	(91,793)	(59,818)	(99,226)
Other income	13,902	33,163	105,976
Total Revenue, net	$438,852	$638,613	$1,765,575
Change in fair value of MSRs due to valuation assumptions, net of hedges	—	—	—
Adjusted Revenue	$438,852	$638,613	$1,765,575
Less: Directly attributable expenses	240,402	362,317	686,296
Total Contribution Margin	$198,450	$276,296	$1,079,279

Year ending December 31, 2023 summary

Partner Network Adjusted Revenue was $438.9 million, a decrease of $199.8 million, or 31%, as compared to $638.6 million for the same period in 2022. Gain on sale revenue was $371.4 million, a decrease of $168.8 million, or 31%. The decrease in gain on sale revenue was driven by a decrease in net rate lock volume from reduced mortgage demand.

Partner Network directly attributable expenses was $240.4 million, a decrease of $121.9 million, or 34%, compared to $362.3 million in 2022. The decrease was due to members in production and non-production roles, decreases in loan processing costs, vendor cost saving initiatives, and lower marketing spend, all driven by our operational efficiency efforts.

Partner Network contribution margin was $198.5 million, a decrease of $77.8 million, or 28%, compared to $276.3 million in 2022. The decrease in contribution margin was driven by lower gain on sale revenue, partially offset by a decrease in directly attributable expenses.

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

•    servicing fee income; and

•    interest income on loans held for sale

•    borrowings, including under our funding facilities, financing facilities, and unsecured senior notes; and

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

Our funding facilities are primarily in the form of master repurchase agreements. We also have funding facilities directly with the GSEs. Loans financed under these facilities are generally financed at approximately 97% to 98% of the principal balance of the loan (although certain types of loans are financed at lower percentages of the principal balance of the loan), which requires us to fund the balance from cash generated from operations. Once closed, the underlying residential mortgage loan that is held for sale is pledged as collateral for the borrowing or advance that was made under these funding facilities. In most cases, the loans will remain in one of the funding facilities for only a short time, generally less than 45 days, until the loans are pooled and sold. During the time the loans are held for sale, we earn interest income from the borrower on the underlying mortgage loan. This income is partially offset by the interest and fees we have to pay under the funding facilities.

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

As discussed in Note 6, Borrowings, of the notes to the consolidated financial statements included in this Form 10-K, as of December 31, 2023, we had 15 different funding facilities and financing facilities in different amounts and with various maturities together with the Senior Notes. At December 31, 2023, the aggregate available amount under our facilities was $21.2 billion, with combined outstanding balances of $3.6 billion and unutilized capacity of $17.6 billion.

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

The amount owed and outstanding on our funding facilities fluctuates significantly based on our origination volume, the amount of time it takes us to sell the loans we originate, and the amount of loans being self-funded with cash. We may from time to time use surplus cash to “buy-down” the effective interest rate of certain funding facilities or to self-fund a portion of our loan originations. Buy-down funds are included in Cash and cash equivalents on the Consolidated Balance Sheets. We have the ability to withdraw these funds at any time, unless a margin call has been made or a default has occurred under the relevant facilities. We will also deploy cash to self-fund loan originations, a portion of which can be transferred to a mortgage loan funding facility or the early buy out line, provided that such loans meet the eligibility criteria to be placed on such lines. The remaining portion will be funded in normal course over a short period of time, generally less than 45 days.

Total available cash was $3.6 billion as of December 31, 2023, which includes $1.1 billion of cash and cash equivalents, and $2.5 billion of corporate cash used to self-fund loan originations. Additionally, we have access to $3.4 billion of undrawn lines of credit, and $2.0 billion of undrawn MSR lines of credit from financing facilities, for a total liquidity position of $9.0 billion as of December 31, 2023.

Our funding facilities and financing facilities also generally require us to comply with certain operating and financial covenants and the availability of funds under these facilities is subject to, among other conditions, our continued compliance with these covenants. These financial covenants include, but are not limited to, maintaining (1) a certain minimum tangible net worth, (2) minimum liquidity, (3) a maximum ratio of total liabilities or total debt to tangible net worth and (4) pre-tax net income requirements. A breach of these covenants can result in an event of default under these facilities and as such allows the lenders to pursue certain remedies. In addition, some of these facilities include cross default or cross acceleration provisions that could result in some facilities terminating if an event of default or acceleration of maturity occurs. We were in compliance with all covenants as of December 31, 2023 and 2022.

December 31, 2023 compared to December 31, 2022

Cash Flows

Our cash and cash equivalents and restricted cash were $1.1 billion at December 31, 2023, an increase of $0.3 billion, or 44%, compared to $0.8 billion at December 31, 2022. The increase was primarily driven by MSR sales during the period, partially offset by our net loss for the period.

Equity

Equity was $8.3 billion as of December 31, 2023, a decrease of $0.2 billion, or 2%, as compared to $8.5 billion as of December 31, 2022. The decrease was primarily a result of a net loss of $390.1 million, partially offset by an increase in share-based compensation of $176.2 million.
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

Following is a summary of the notional amounts of commitments:

	December 31,
($ in thousands)	2023	2022
Interest rate lock commitments—fixed rate	$6,317,330	$6,108,132
Interest rate lock commitments—variable rate	$258,045	$326,638
Commitments to sell loans	$—	$20,618
Forward commitments to sell mortgage-backed securities	$9,275,041	$10,493,989
Forward commitments to purchase mortgage-backed securities	$375,000	$470,000
Distributions
Years Ended December 31, 2023
We had no material distributions during the year ended December 31, 2023.
New Accounting Pronouncements Not Yet Effective
See Note 1, Business, Basis of Presentation and Accounting Policies of the notes to the consolidated financial statements for details of recently issued accounting pronouncements and their expected impact on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

In the normal course of business, we are subject to a variety of risks which can affect our operations and profitability. We broadly define these areas of risk as interest rate risk, credit risk, and counterparty risk.

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

Our IRLCs and mortgage loans held for sale are exposed to interest rate volatility. During the origination, pooling, and delivery process, this pipeline value rises and falls with changes in interest rates. To mitigate this exposure, we employ a hedge strategy designed to minimize basis risk and maximize effectiveness. Basis risk in this case is the risk that the hedged instrument’s price does not move in parallel with the increase or decrease in the market price of the hedged financial instrument. Because substantially all of our production is deliverable to Fannie Mae, Freddie Mac, and Ginnie Mae, we utilize forward agency or Ginnie Mae To Be Announced (“TBA”) securities as our primary hedge instrument, along with U.S. Treasury futures, and other non-mortgage hedging instruments, to mitigate basis risk. By fixing the future sale price, we reduce our exposure to changes in mortgage values between interest rate lock and sale. Our non-agency, non-Ginnie Mae production is hedged with a combination of TBAs and whole loan forward commitments. To mitigate the TBA basis risk, we look to sell most of our non-agency, non-Ginnie Mae production forward to our various buyers.

Interest rate risk also occurs in periods where changes in short-term interest rates result in mortgage loans being originated with terms that provide a smaller interest rate spread above the financing terms of our loan funding facilities, which can negatively impact our net interest income.

Credit risk
We are subject to credit risk, which is the risk of default that results from a borrower’s inability or unwillingness to make contractually required mortgage payments. Generally, all loans sold into the secondary market are sold without recourse. For such loans, our credit risk is limited to repurchase obligations due to fraud or origination defects. For loans that were repurchased or not sold in the secondary market, we are subject to credit risk to the extent a borrower defaults and the proceeds upon ultimate foreclosure and liquidation of the property are insufficient to cover the amount of the mortgage plus expenses incurred. We believe that this risk is mitigated through the implementation of stringent underwriting standards, strong fraud detection tools, and technology designed to comply with applicable laws and our standards. In addition, we believe that this risk is mitigated through the quality of our loan portfolio. For the year ended December 31, 2023, our clients’ weighted average credit score was 733 and its approximate average loan size was $270,000 with a weighted average loan-to-value ratio of approximately 74.9%.

Counterparty risk
We are subject to risk that arises from our financing facilities and interest rate risk hedging activities. These financing and risk hedging activities generally involve an exchange of obligations with unaffiliated banks or companies, referred to in such transactions as “counterparties.” If a financing or risk hedging counterparty were to default, we could potentially be exposed to financial loss if such counterparty were unable to meet its obligations to us. We manage this risk by selecting only counterparties that we believe to be financially strong, spreading the risk among many such counterparties, and entering into netting agreements with the counterparties as appropriate.

In accordance with Treasury Market Practices Group’s recommendation, we execute Securities Industry and Financial Markets Association trading agreements with all material trading partners. Each such agreement provides for an exchange of margin money should either party’s exposure exceed a predetermined contractual limit. Such margin requirements limit our overall counterparty exposure. To the extent that we have a master netting agreement in place with a counterparty, such master netting agreement contains a legal right to offset amounts due to and from the same counterparty, further mitigating counterparty exposure. Derivative assets in the Consolidated Balance Sheets represent derivative contracts in a gain position net of loss positions with the same counterparty and, therefore, also represent our maximum counterparty credit risk. We incurred no losses due to nonperformance by any of our counterparties during the years ended December 31, 2023 and 2022.

Also, in the case of our financing facilities, we are subject to risk if the counterparty chooses not to renew a borrowing agreement and we are unable to obtain financing to originate mortgage loans. With our financing facilities, we seek to mitigate this risk by ensuring that we have sufficient borrowing capacity with a variety of well-established counterparties to meet our funding needs.

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

The fair value of loans held for sale that trade in active secondary markets is estimated using Level 2 measurements derived from observable market data, including market prices of securities backed by similar mortgage loans adjusted for certain factors to approximate the fair value of a whole mortgage loan, including the value attributable to mortgage servicing and credit risk. Loans held for sale for which there is little to no observable trading activity of similar instruments are valued using Level 3 measurements based upon dealer price quotations and internal models which typically results in credit spreads (i.e., purchase price discounts). Changes in fair value of mortgage loans held for sale are included in gain on sale of loans in the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss).

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

Subsequent changes in fair value of MSRs due to the collection and realization of cash flows and changes in model inputs and assumptions are recognized in current period earnings and included as a separate line item in the consolidated statements of income and comprehensive income. Fair value is determined on a monthly basis using a valuation model that calculates the present value of estimated future net servicing fee income. The model uses estimates of prepayment speeds, discount rate, cost to service, escrow account earnings, contractual servicing fee income, among others. These estimates are supported by market and economic data collected from various outside sources. On a quarterly basis we obtain an independent third-party valuation to corroborate the value estimated by our internal model. All of our MSRs are classified as a Level 3 asset.

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

Derivative financial instruments

We enter into IRLCs, forward commitments to sell and purchase mortgage loans, which are considered derivative financial instruments. Our derivative financial instruments are accounted for as free-standing derivatives and are included in the Consolidated Balance Sheets at fair value. Changes in the fair value of the IRLCs are recognized in gain on sale of loans, net and salaries and commission expense in the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss). The cash flows related to forward commitments to sell and purchase mortgage loans are included within the gain on sale of loans and the change in fair value of MSRs in the Consolidated Statement of Cash Flows.

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

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and Supplementary Data:
Report of Independent Registered Public Accounting Firm, Ernst & Young LLP, Detroit, MI, PCAOB ID: 42	74
Consolidated Balance Sheets as of December 31, 2023 and December 31, 2022	76
Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the Years Ended December 31, 2023, December 31, 2022 and December 31, 2021	77
Consolidated Statements of Changes in Equity for the Years Ended December 31, 2023, December 31, 2022 and December 31, 2021	78
Consolidated Statements of Cash Flows for the Years Ended December 31, 2023, December 31, 2022 and December 31, 2021	80
Notes to Consolidated Financial Statements	81

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Rocket Companies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rocket Companies Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income (loss) and comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2024 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated to the Audit Committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Mortgage servicing rights
Description of the Matter
The estimated fair value of the Company’s mortgage servicing rights (MSRs) totaled $6.44 billion as of December 31, 2023. As described in Notes 1, 2, and 3 to the consolidated financial statements, the Company records MSRs at fair value on a recurring basis with changes in fair value recognized in the consolidated statements of income (loss) and comprehensive income (loss). Management estimates the fair value of MSRs using a valuation model that calculates the present value of estimated future net servicing fee income. The Company’s valuation model incorporates significant unobservable assumptions, specifically the discount rate and prepayment speed, and as a result, the Company classifies MSRs as a “Level 3” asset within the fair value hierarchy.

Auditing management’s estimate of the fair value of MSRs was complex due to the MSR valuation model used and the high degree of subjectivity in evaluating the significant unobservable assumptions utilized in the fair value calculation.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s internal controls over the MSR valuation process, including controls over the development of the significant unobservable assumptions. This included, among other procedures, testing internal controls over management’s review of market and economic data collected from independent sources and used in determining the assumptions and management’s review of the completeness and accuracy of data used in determining the fair value estimate.

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

Detroit, Michigan

February 27, 2024

FINANCIAL INFORMATION
Rocket Companies, Inc.
Consolidated Balance Sheets
($ In Thousands, Except Per Share Amounts)

	December 31, 2023	December 31, 2022
Assets
Cash and cash equivalents	$1,108,466	$722,293
Restricted cash	28,366	66,806
Mortgage loans held for sale, at fair value	6,542,232	7,343,475
Interest rate lock commitments (“IRLCs”), at fair value	132,870	90,635
Mortgage servicing rights (“MSRs”), at fair value	6,439,787	6,946,940
Notes receivable and due from affiliates	19,530	10,796
Property and equipment, net	250,856	274,192
Deferred tax asset, net	550,149	537,963
Lease right of use assets	347,696	366,189
Forward commitments, at fair value	26,614	22,444
Loans subject to repurchase right from Ginnie Mae	1,533,387	1,642,392
Goodwill and intangible assets, net	1,236,765	1,258,928
Other assets	1,015,022	799,159
Total assets	$19,231,740	$20,082,212
Liabilities and equity
Liabilities:
Funding facilities	$3,367,383	$3,548,699
Other financing facilities and debt:
Senior Notes, net	4,033,448	4,027,970
Early buy out facility	203,208	672,882
Accounts payable	171,350	116,331
Lease liabilities	393,882	422,769
Forward commitments, at fair value	142,988	25,117
Investor reserves	92,389	110,147
Notes payable and due to affiliates	31,006	33,463
Tax receivable agreement liability	584,695	613,693
Loans subject to repurchase right from Ginnie Mae	1,533,387	1,642,392
Other liabilities	376,294	393,200
Total liabilities	$10,930,030	$11,606,663
Equity:
Class A common stock, $0.00001 par value - 10,000,000,000 shares authorized, 135,814,173 and 123,491,606 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively.	$1	$1
Class B common stock, $0.00001 par value - 6,000,000,000 shares authorized, none issued and outstanding as of December 31, 2023 and December 31, 2022.	—	—
Class C common stock, $0.00001 par value - 6,000,000,000 shares authorized, none issued and outstanding as of December 31, 2023 and December 31, 2022.	—	—
Class D common stock, $0.00001 par value - 6,000,000,000 shares authorized, 1,848,879,483 shares issued and outstanding as of December 31, 2023 and December 31, 2022.	19	19
Additional paid-in capital	340,532	276,221
Retained earnings	284,296	300,394
Accumulated other comprehensive income	52	69
Non-controlling interest	7,676,810	7,898,845
Total equity	8,301,710	8,475,549
Total liabilities and equity	$19,231,740	$20,082,212
See accompanying Notes to the Consolidated Financial Statements.

Rocket Companies, Inc.
Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)
($ In Thousands, Except Per Share Amounts)

	Years Ended December 31,
	2023	2022	2021
Revenue
Gain on sale of loans:
Gain on sale of loans excluding fair value of MSRs, net	$973,960	$1,166,770	$6,604,215
Fair value of originated MSRs	1,092,332	1,970,647	3,864,359
Gain on sale of loans, net	2,066,292	3,137,417	10,468,574
Loan servicing income:
Servicing fee income	1,401,780	1,458,637	1,325,938
Change in fair value of MSRs	(700,982)	185,036	(689,432)
Loan servicing income, net	700,798	1,643,673	636,506
Interest income:
Interest income	327,448	350,591	430,086
Interest expense on funding facilities	(206,588)	(166,388)	(261,146)
Interest income, net	120,860	184,203	168,940
Other income	911,319	873,200	1,640,446
Total revenue, net	3,799,269	5,838,493	12,914,466
Expenses
Salaries, commissions and team member benefits	2,257,291	2,797,868	3,356,815
General and administrative expenses	802,865	906,195	1,183,418
Marketing and advertising expenses	736,676	945,694	1,249,583
Depreciation and amortization	110,271	94,020	74,713
Interest and amortization expense on non-funding debt	153,386	153,596	230,740
Other expenses	141,677	199,209	634,296
Total expenses	4,202,166	5,096,582	6,729,565
(Loss) income before income taxes	(402,897)	741,911	6,184,901
Benefit from (provision for) income taxes	12,817	(41,978)	(112,738)
Net (loss) income	(390,080)	699,933	6,072,163
Net loss (income) attributable to non-controlling interest	374,566	(653,512)	(5,763,953)
Net (loss) income attributable to Rocket Companies	$(15,514)	$46,421	$308,210

(Loss) earnings per share of Class A common stock:
Basic	$(0.12)	$0.39	$2.36
Diluted	$(0.15)	$0.28	$2.32

Weighted average shares outstanding:
Basic	128,641,762	120,577,548	130,578,206
Diluted	1,980,523,690	1,971,620,573	1,989,433,567

Comprehensive income (loss):
Net (loss) income	$(390,080)	$699,933	$6,072,163
Cumulative translation adjustment	(191)	(950)	(115)
Unrealized gain (loss) on investment securities	—	516	(5,550)
Comprehensive (loss) income	(390,271)	699,499	6,066,498
Comprehensive loss (income) attributable to noncontrolling interest	374,744	(653,101)	(5,758,675)
Comprehensive (loss) income attributable to Rocket Companies	$(15,527)	$46,398	$307,823
See accompanying Notes to the Consolidated Financial Statements.

Rocket Companies, Inc.
Consolidated Statements of Changes in Equity
($ In Thousands)

	Class A Common Stock Shares	Class A Common Stock Amount	Class D Common Stock Shares	Class D Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Non-controlling Interest	Total Equity
Balance, December 31, 2020	115,372,565	$1	1,869,079,483	$19	$282,743	$207,422	$317	$7,391,654	$7,882,156
Net income	—	—	—	—	—	308,210	—	5,763,953	6,072,163
Cumulative translation adjustment	—	—	—	—	—	—	(10)	(105)	(115)
Unrealized loss on investment securities	—	—	—	—	—	—	(375)	(5,175)	(5,550)
Share-based compensation, net	2,529,124	—	—	—	9,899	—	—	143,787	153,686
Distributions for state taxes on behalf of unit holders (members), net of refunds	—	—	—	—	—	(8,414)	—	(133,138)	(141,552)
Distributions to unit holders (members) from subsidiary investment	—	—	—	—	—	—	—	(3,844,159)	(3,844,159)
Special Dividend to Class A Shareholders, net of forfeitures	—	—	—	—	—	(145,640)	—	835	(144,805)
Pushdown of Dividend Equivalent	—	—	—	—	—	16,427	—	(16,427)	—
Taxes withheld on employees' restricted share award vesting	—	—	—	—	(878)		—	(11,843)	(12,721)
Issuance of Class A Common Shares under stock compensation and benefit plans	2,778,209	—	—	—	3,523	—	—	47,847	51,370
Repurchase of Class A Common Shares	(14,442,195)	—	—	—	(231,584)	—	—	—	(231,584)
Change in controlling interest of investment, net	20,200,000	—	(20,200,000)	—	223,855	—	149	(243,361)	(19,357)
Balance, December 31, 2021	126,437,703	1	1,848,879,483	19	287,558	378,005	81	9,093,868	9,759,532
Net income	—	—	—	—	—	46,421	—	653,512	699,933
Cumulative translation adjustment	—	—	—	—	—	—	(48)	(902)	(950)
Unrealized gain on investment securities	—	—	—	—	—	—	25	491	516
Share-based compensation, net	10,142,678	—	—	—	13,643	—	—	196,841	210,484
Distributions for state taxes on behalf of unit holders (members), net of refunds	—	—	—	—	—	(373)	—	(30,405)	(30,778)
Contributions from unit holders (members) from subsidiary investment, net	—	—	—	—	717	—	—	(1,831,854)	(1,831,137)
Special Dividend to Class A Shareholders, net of forfeitures	—	—	—	—	—	(123,659)	—	(30,376)	(154,035)
Taxes withheld on employees' restricted share award vesting	—	—	—	—	(2,529)	—	—	(41,219)	(43,748)
Issuance of Class A common Shares under stock compensation and benefit plans	4,609,697	—	—	—	2,722	—	—	40,752	43,474
Repurchase of Class A common Shares	(17,698,472)	—	—	—	(177,700)	—	—	—	(177,700)
Change in controlling interest of investment, net	—	—	—	—	151,810	—	11	(151,863)	(42)
Balance, December 31, 2022	123,491,606	$1	1,848,879,483	$19	$276,221	$300,394	$69	$7,898,845	$8,475,549

Rocket Companies, Inc.
Consolidated Statements of Changes in Equity
($ In Thousands)

	Class A Common Stock Shares	Class A Common Stock Amount	Class D Common Stock Shares	Class D Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Non-controlling Interest	Total Equity
Balance, December 31, 2022	123,491,606	$1	1,848,879,483	$19	$276,221	$300,394	$69	$7,898,845	$8,475,549
Net income	—	—	—	—	—	(15,514)	—	(374,566)	(390,080)
Cumulative translation adjustment	—	—	—	—	—	—	(13)	(178)	(191)
Share-based compensation, net	9,036,125	—	—	—	11,424	—	—	164,741	176,165
Distributions for state taxes on behalf of unit holders (members), net of refunds	—	—	—	—	—	(50)	—	2,514	2,464
Contributions from unit holders (members) to subsidiary investment, net	—	—	—	—	—	—	—	61,351	61,351
Forfeitures of Special Dividend to Class A Shareholders	—	—	—	—	—	154	—	2,240	2,394
Taxes withheld on employees' restricted share award vesting	—	—	—	—	(3,148)	—	—	(44,403)	(47,551)
Issuance of Class A common Shares under stock compensation and benefit plans	3,286,442	—	—	—	1,881	—	—	27,268	29,149
Change in controlling interest of investment, net	—	—	—	—	54,154	(688)	(4)	(61,002)	(7,540)
Balance, December 31, 2023	135,814,173	$1	1,848,879,483	$19	$340,532	$284,296	$52	$7,676,810	$8,301,710

See accompanying Notes to the Consolidated Financial Statements.

Rocket Companies, Inc.
Consolidated Statements of Cash Flows
($ In Thousands)

	Year Ended December 31,
	2023	2022	2021
Operating activities
Net (loss) income	$(390,080)	$699,933	$6,072,163
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	110,271	94,020	74,713
(Benefit from) provision for deferred income taxes	(17,781)	36,174	48,319
Loss on extinguishment of Senior Notes	—	—	87,262
Origination of mortgage servicing rights	(1,092,332)	(1,970,647)	(3,864,359)
Change in fair value of MSRs, net	678,672	(259,647)	599,167
Gain on sale of loans excluding fair value of MSRs, net	(973,960)	(1,166,770)	(6,604,215)
Disbursements of mortgage loans held for sale	(78,280,730)	(134,326,580)	(352,968,791)
Disbursements of non-mortgage loans held for sale	(163,018)	—	—
Proceeds from sale of loans held for sale	80,232,343	147,980,499	363,999,306
Share-based compensation expense	180,134	216,001	163,712
Change in assets and liabilities:
Due from affiliates	(8,734)	(1,043)	12,420
Other assets	(62,804)	22,758	87,443
Accounts payable	55,018	(155,213)	11,170
Due to affiliates	(2,641)	(907)	(40,967)
Other liabilities	(154,029)	(345,083)	66,585
Total adjustments	$500,409	$10,123,562	$1,671,765
Net cash provided by operating activities	$110,329	$10,823,495	$7,743,928
Investing activities
Proceeds from sale of MSRs	$1,011,897	$671,917	$933,457
Net purchase of MSRs	(101,218)	(14,640)	(184,527)
Decrease (increase) in mortgage loans held for investment	9,803	12,534	(21,200)
Purchases of investment securities, available for sale	(5,472)	—	—
Sales of investment securities, available for sale	6,479	—	—
Net decrease (increase) in investment securities, held to maturity	—	2,055	(39,896)
Cash paid on acquisition of business	—	—	(1,234,395)
Purchase and other additions of property and equipment, net of disposals	(60,336)	(93,124)	(118,291)
Net cash provided by (used in) investing activities	$861,153	$578,742	$(664,852)
Financing activities
Net payments on funding facilities	$(181,316)	$(9,202,893)	$(4,990,981)
Net payments on lines of credit	—	(75,000)	(300,000)
Borrowings on Senior Notes	—	—	2,000,000
Repayments on Senior Notes	—	—	(1,022,711)
Net (payments) borrowings on early buy out facility	(469,674)	(1,223,902)	1,566,518
Net borrowings on notes payable from unconsolidated affiliates	184	720	721
Proceeds from MSRs financing liability	—	—	21,635
Stock issuance	24,878	37,760	41,981
Share repurchase	—	(177,700)	(231,584)
Taxes withheld on employees' restricted share award vesting	(47,551)	(43,748)	(12,721)
Increase in controlling interest in subsidiaries	(2,630)	—	—
Contributions (distributions) to other unit holders (members) and Class A shareholders	52,551	(2,139,023)	(3,994,325)
Net cash used in financing activities	$(623,558)	$(12,823,786)	$(6,921,467)
Effects of exchange rate changes on cash and cash equivalents	(191)	(949)	(115)
Net increase (decrease) in cash and cash equivalents and restricted cash	347,733	(1,422,498)	157,494
Cash and cash equivalents and restricted cash, beginning of period	789,099	2,211,597	2,054,103
Cash and cash equivalents and restricted cash, end of period	$1,136,832	$789,099	$2,211,597
Non-cash activities
Loans transferred to other real estate owned	$2,357	$1,312	$1,288
Supplemental disclosures
Cash paid for interest on related party borrowings	$1,853	$6,408	$7,167
Cash paid for interest, net	$378,927	$321,176	$422,593
Cash (received) paid for income taxes, net	$(856)	$12,544	$76,631

See accompanying Notes to the Consolidated Financial Statements

Rocket Companies, Inc.
Notes to Consolidated Financial Statements
($ In Thousands, Except Per Share Amounts Or Unless Otherwise Noted)

1. Business, Basis of Presentation and Accounting Policies

Rocket Companies, Inc. (the “Company”, and together with its consolidated subsidiaries, “Rocket Companies”, “we”, “us”, “our”) was incorporated in Delaware on February 26, 2020 as a wholly owned subsidiary of Rock Holdings Inc. (“RHI”) for the purpose of facilitating an initial public offering (“IPO") of its Class A common stock, $0.00001 par value (the “Class A common stock”) and other related transactions in order to carry on the business of RKT Holdings, LLC (“Holdings”) and its wholly owned subsidiaries.

We are a Detroit-based fintech company including mortgage, real estate and personal finance businesses. We are committed to providing an industry-leading client experience powered by our simple, fast and trusted digital solutions. In addition to Rocket Mortgage, the nation’s largest retail mortgage lender, we have expanded into complementary industries, such as real estate services, personal lending, solar, and personal finance. Through these industries, we seek to deliver innovative client solutions leveraging our Rocket platform. Our business operations are organized into the following two segments: (1) Direct to Consumer and (2) Partner Network, refer to Note 16, Segments.

Rocket Companies, Inc. is a holding company. Its primary material asset is the equity interest in Holdings which, including through its direct and indirect subsidiaries, conducts a majority of the Company's operations. Holdings is a Michigan limited liability company and wholly owns the following entities, with each entity's subsidiaries identified in parentheses: Rocket Mortgage, LLC, Amrock Holdings, LLC (“Amrock”, and “Nexsys Technologies LLC"), Amrock Title Insurance Company (“ATI”), LMB HoldCo LLC (“Core Digital Media”), RCRA Holdings LLC (Rock Connections LLC dba “Rocket Connections” and “Rocket Auto”), Rocket Homes Real Estate LLC (“Rocket Homes”), RockLoans Holdings LLC (“Rocket Loans” and “Rocket Solar”), Rock Central LLC dba Rocket Central, Rocket Money, Inc.(“Rocket Money”), Rocket Worldwide Holdings Inc. (EFB Holdings Inc. (“Rocket Mortgage Canada”) and Lendesk Canada Holdings Inc. (“Lendesk Technologies”)), Woodward Capital Management LLC, and Rocket Card, LLC. As used herein, “Rocket Mortgage” refers to either the Rocket Mortgage brand or platform, or the Rocket Mortgage business, as the context allows.

Basis of Presentation and Consolidation

As the sole managing member of Holdings, the Company operates and controls all of the business affairs of Holdings, and through Holdings and its subsidiaries, conducts its business. Holdings is considered a variable interest entity (“VIE”) and we consolidate the financial results of Holdings under the guidance of ASC 810, Consolidation. A portion of our Net (loss) income is allocated to Net loss (income) attributable to non-controlling interest. For further details, refer below to Variable Interest Entities and Note 17, Non-controlling Interest.

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

Our consolidated financial statements are audited and presented in U.S. dollars. They have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain prior period amounts have been reclassified to conform to the current period financial statement presentation.

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
($ In Thousands, Except Per Share Amounts Or Unless Otherwise Noted)
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

Subsequent Events

In preparing these consolidated financial statements, the Company evaluated events and transactions for potential recognition or disclosure through the date these consolidated financial statements were issued. Refer to Note 6, Borrowings for disclosures on changes to the Company’s debt agreements subsequent to December 31, 2023.

Special Dividends

On February 25, 2021, our board of directors authorized and declared a cash dividend (the “2021 Special Dividend”) of $1.11 per share to the holders of our Class A common stock. The 2021 Special Dividend was paid on March 23, 2021 to holders of the Class A common stock of record as of the close of business on March 9, 2021. The Company funded the 2021 Special Dividend from cash distributions of approximately $2.2 billion by RKT Holdings, LLC to all of its members, including the Company.

On February 24, 2022, our board of directors authorized and declared a cash dividend (the “2022 Special Dividend”) of $1.01 per share to the holders of our Class A common stock. The 2022 Special Dividend was paid on March 22, 2022 to holders of the Class A common stock of record as of the close of business on March 8, 2022. The Company funded the 2022 Special Dividend from cash distributions of approximately $2.0 billion by RKT Holdings, LLC to all of its members, including the Company.

There was no dividend authorized or declared during 2023.

Share Repurchase Authorization

On November 1, 2022, the Company's board of directors approved the renewal of the share repurchase program effective November 11, 2022. The share repurchase program renews and extends the previously approved share repurchase program and authorizes the Company to repurchase shares of the Company’s common stock in an aggregate value, not to exceed $1 billion dollars, from time to time, in the open market or through privately negotiated transactions, in accordance with applicable securities laws. The share repurchase program will remain in effect for a two-year period terminating in November 2024. The share repurchase program does not obligate the Company to make any repurchases at any specific time. The timing and extent to which the Company repurchases its shares will depend upon, among other things, market conditions, share price, liquidity targets, regulatory requirements and other factors. As of December 31, 2023 approximately $590.7 million remains available under the Share Repurchase Program. There were no share repurchases during 2023.

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

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
($ In Thousands, Except Per Share Amounts Or Unless Otherwise Noted)
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

Other income — is derived primarily from closing fees, net appraisal revenue, net title insurance fees, personal finance subscription revenue, deposit income, real estate network referral fees, contact center revenue, personal loans business, professional service fees, and lead generation revenue.

The following revenue streams fall within the scope of ASC Topic 606 — Revenue from Contracts with Customers and are disaggregated hereunder:

Rocket Money subscription revenue - The Company recognizes subscription revenue ratably over the contract term beginning on the commencement date of each contract. We have determined that subscriptions represent a stand-ready obligation to perform over the subscription term. These performance obligations are satisfied over time as the customer simultaneously receives and consumes the benefits. Contracts are one month to one year in length. Subscription revenues were $178,769 and $118,344 for the years ended December 31, 2023 and 2022, respectively.

Amrock closing fees — The Company recognizes closing fees for non-recurring services provided in connection with the origination of the loan. These fees are recognized at the time of loan closing for purchase transactions or at the end of a client's three-day rescission period for refinance transactions, which represents the point in time the loan closing services performance obligation is satisfied. The consideration received for closing services is a fixed fee per loan that varies by state and loan type. Closing fees were $77,901, $157,853, and $506,685 for the years ended December 31, 2023, 2022, and 2021, respectively.

Amrock appraisal revenue, net — The Company recognizes appraisal revenue when the appraisal service is completed. The Company may choose to deliver appraisal services directly to its client or subcontract such services to a third-party licensed and/or certified appraiser. In instances where the Company performs the appraisal, revenue is recognized as the gross amount of consideration received at a fixed price per appraisal. The Company is an agent in instances where a third-party appraiser is involved in the delivery of appraisal services and revenue is recognized net of third-party appraisal expenses. Appraisal revenue, net was $39,909, $65,082, and $96,471 for the years ended December 31, 2023, 2022, and 2021, respectively.

Rocket Homes real estate network referral fees — The Company recognizes real estate network referral fee revenue based on arrangements with partner agencies contingent on the closing of a transaction. As this revenue stream is variable, and is contingent on the successful transaction close, the revenue is constrained until the occurrence of the transaction. At this point, the constraint on recognizing revenue is deemed to have been lifted and revenue is recognized for the consideration expected to be received. Real estate network referral fees, net of intercompany eliminations, were $49,670, $48,207, and $54,181 for the years ended December 31, 2023, 2022, and 2021, respectively.

Professional service fees — The Company recognizes professional service fee revenue based on the delivery of services (e.g., human resources, technology, training) over the term of a contract. Consideration for the promised services is received through a combination of a fixed fee for the period and incremental fees paid for optional services that are available at an incremental rate determined at the time such services are requested. The Company recognizes the annual fee ratably over the life of the contract, as the performance obligation is satisfied equally over the term of the contract. For the optional services, revenue is only recognized at the time the services are requested and delivered and pricing is agreed upon. Professional service fee revenues were $8,010, $12,111, and $12,753 for the years ended December 31, 2023, 2022, and 2021, respectively, and were rendered entirely to related parties.

Core Digital Media lead generation revenue — The Company recognizes online consumer acquisition revenue based on successful delivery of marketing leads to a client at a fixed fee per lead. This service is satisfied at the time the lead is delivered, at which time revenue for the service is recognized. Online consumer acquisition revenue, net

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
($ In Thousands, Except Per Share Amounts Or Unless Otherwise Noted)
of intercompany eliminations, were $4,610, $9,049, and $27,699 for the years ended December 31, 2023, 2022, and 2021, respectively.

Rock Connections and Rocket Auto contact center revenue — The Company recognizes contact center revenue for communication services including client support and sales. Consideration received mainly includes a fixed base fee and/or a variable contingent fee. The fixed base fee is recognized ratably over the period of performance, as the performance obligation is considered to be satisfied equally throughout the service period. The variable contingent fee related to car sales is constrained until the sale of the car is completed. Contact center revenues, net of intercompany eliminations, were $902, $17,476, and $45,485 for the years ended December 31, 2023, 2022, and 2021, respectively.

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

Restricted cash as of December 31, 2023, 2022, and 2021 consisted of cash on deposit for a repurchase facility and client application deposits, title premiums collected from the insured that are due to the underwritten, and principal and interest received in collection accounts for purchased assets. In 2022 and 2021, the Company also had a $25,000 bond, which was redeemed as of December 31, 2023.

	December 31,
	2023	2022	2021
Cash and cash equivalents	$1,108,466	$722,293	$2,131,174
Restricted cash	28,366	66,806	80,423
Total cash, cash equivalents, and restricted cash in the statement of cash flows	$1,136,832	$789,099	$2,211,597

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

Derivative Financial Instruments

The Company enters into interest rate lock commitments, forward commitments to sell and purchase mortgage loans, which are considered derivative financial instruments. These items are accounted for as free-standing derivatives and are included in the Consolidated Balance Sheets at fair value. The Company treats all of its derivative instruments as economic hedges; therefore, none of its derivative instruments are designated as accounting hedges.

The Company enters into IRLCs to fund residential mortgage loans with its potential borrowers. These commitments are binding agreements to lend funds to these potential borrowers at specified interest rates within specified periods of time. The fair value of IRLCs is derived from the fair value of similar mortgage loans or bonds, which is based on observable market data. Changes to the fair value of IRLCs are recognized based on changes in interest rates, changes in the probability that the

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
($ In Thousands, Except Per Share Amounts Or Unless Otherwise Noted)
commitment will be exercised, and the passage of time. The expected net future cash flows related to the associated servicing of the loan and direct costs to close the loan are included in the fair value measurement of rate locks.

IRLCs and uncommitted mortgage loans held for sale expose the Company to the risk that the value of the mortgage loans held and mortgage loans underlying the commitments may decline due to increases in mortgage interest rates during the life of the commitments. To protect against this risk, the Company uses forward loan sale commitments to economically hedge the risk of potential changes in the value of the loans. These derivative instruments are recorded at fair value. The Company expects that the changes in fair value of these derivative financial instruments will either fully or partially offset the changes in fair value of the IRLCs and uncommitted mortgage loans held for sale. The changes in the fair value of these derivatives are recorded in gain on sale of loans, net and salaries and commission expense in the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss).

MSR assets (including the MSR value associated with outstanding IRLCs) that the Company plans to sell expose the Company to the risk that the value of the MSR asset may decline due to decreases in mortgage interest rates prior to the sale of these assets. To protect against this risk, the Company uses forward loan purchase commitments to economically hedge the risk of potential changes in the value of MSR assets that have been identified for sale. These derivative instruments are recorded at fair value. The Company expects that the changes in fair value of these derivative financial instruments will either fully or partially offset the changes in fair value of the MSR assets the Company intends to sell. The changes in fair value of these derivatives are recorded in the change in fair value of MSRs in the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss).

Forward commitments include To-Be-Announced (“TBA”) mortgage-backed securities that have been aggregated at the counterparty level for presentation and disclosure purposes. Counterparty agreements contain a legal right to offset amounts due to and from the same counterparty under legally enforceable master netting agreements to settle with the same counterparty, on a net basis, as well as the right to obtain cash collateral. Forward commitments also include commitments to sell loans to counterparties and to purchase loans from counterparties at determined prices. The changes in fair value of these derivatives are recorded in gain on sale of loans, net and the change in fair value of MSRs. In addition, the cash flows are included within the gain on sale of loans and change in fair value of MSRs are recorded in the Consolidated Statement of Cash Flows. Refer to Note 13, Derivative Financial Instruments for further information.

Mortgage Servicing Rights

Mortgage servicing rights are recognized as assets on the Consolidated Balance Sheets when loans are sold, and the associated servicing rights are retained. The Company maintains one class of MSR asset and has elected the fair value option. These MSRs are recorded at fair value, which is determined using a valuation model that calculates the present value of estimated future net servicing fee income. The model includes estimates of prepayment speeds, discount rate, cost to service, float earnings, and contractual servicing fee income, among others. These estimates are supported by market and economic data collected from various outside sources. Refer to Note 3, Mortgage Servicing Rights for further information.

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

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
($ In Thousands, Except Per Share Amounts Or Unless Otherwise Noted)
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

Non-controlling interests

As noted above, we are the sole managing member of Holdings and consolidate the financial results of Holdings. Therefore, we report a non-controlling interest based on the Holdings Units of Holdings held by Dan Gilbert, our founder and Chairman (our “Chairman”) and RHI (the “non-controlling interest holders”) on our Consolidated Balance Sheets. Income or loss is attributed to the non-controlling interests based on the weighted average Holdings Units outstanding during the period and is presented on the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss). Refer to Note 17, Non-controlling Interest for more information.

Share-based Compensation

Equity-based awards are issued under the Rocket Companies, Inc. 2020 Omnibus Incentive Plan including restricted stock units and stock options. Share-based compensation expense is recorded as a component of salaries, commissions and team member benefits. Share-based compensation expense is recognized on a straight-line basis over the requisite service period based on the fair value of the award on the date of grant, refer to Note 18, Share-based Compensation for additional information.

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

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
($ In Thousands, Except Per Share Amounts Or Unless Otherwise Noted)
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

Tax Receivable Agreement

In connection with the reorganization completed prior to our IPO in 2020, the Company entered into a Tax Receivable Agreement with RHI and our Chairman (“LLC Members”) that will obligate the Company to make payments to the LLC Members generally equal to 90% of the applicable cash tax savings that the Company actually realizes or in some cases is deemed to realize as a result of the tax attributes generated by (i) certain increases in our allocable share of the tax basis in Holdings’ assets resulting from (a) the purchases of Holdings Units (along with the corresponding shares of our Class D common stock or Class C common stock) from the LLC Members (or their transferees of Holdings Units or other assignees) using the net proceeds from our initial public offering or in any future offering, (b) exchanges by the LLC Members (or their transferees of Holdings Units or other assignees) of Holdings Units (along with the corresponding shares of our Class D common stock or Class C common stock) for cash or shares of our Class B common stock or Class A common stock, as applicable, or (c) payments under the Tax Receivable Agreement; (ii) tax benefits related to imputed interest deemed arising as a result of payments made under the Tax Receivable Agreement and (iii) disproportionate allocations (if any) of tax benefits to Holdings as a result of section 704(c) of the Code that relate to the reorganization transactions. The Company will retain the benefit of the remaining 10% of these tax savings. For additional information regarding our Tax Receivable Agreement, refer to Note 12, Income Taxes.

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

Rocket Companies, Inc.’s financial position, performance and cash flows effectively represent those of Holdings and its subsidiaries as of and for the period ended December 31, 2023. Prior to the reorganization and IPO, Rocket Companies, Inc. was not impacted by Holdings.

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
($ In Thousands, Except Per Share Amounts Or Unless Otherwise Noted)
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

Recently Adopted Accounting Standards

In October 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2023-06: Disclosure Improvements. The new guidance clarifies or improves disclosure and presentation requirements on a variety of Topics in the Codification. The amendments align the requirements in the FASB Accounting Standard Codification with the SEC’s regulations. The Company has updated disclosures throughout to reflect the relevant codification requirements.

Accounting Standards Issued but Not Yet Adopted

In March 2023, the FASB issued ASU 2023-01: Leases (Topic 842) – Common Control Arrangements. The new guidance requires all lessees in a lease with a lessor under common control to amortize leasehold improvements over the useful life of the common control group and provides new guidance for recognizing a transfer of assets between entities under common control as an adjustment to equity when the lessee no longer controls the use of the underlying asset. This guidance is effective for fiscal years beginning after December 15, 2023. The Company expects no impact to the Consolidated Financial Statements and related disclosures upon adoption.

In November 2023, the FASB issued ASU 2023-07: Improvements to Reportable Segment Disclosures. The new guidance requires additional disclosures around significant segment expenses and the chief operating decision maker. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods with fiscal years beginning after December 15, 2024. The Company is in the process of evaluating the requirements of this update, which is expected to result in expanded disclosures upon adoption.

In December 2023, the FASB issued ASU 2023-09: Income Taxes (Topic 740) – Improvements to Income Tax Disclosures. The new guidance requires additional disclosures relating to the rate reconciliation and the income taxes paid information. The guidance is effective for fiscal years beginning after December 15, 2024. The Company is in the process of evaluating the requirements of the ASU, which is expected to result in expanded disclosures upon adoption.

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

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
($ In Thousands, Except Per Share Amounts Or Unless Otherwise Noted)

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

The following is a description of measurement techniques for items recorded at fair value on a recurring basis. There were no material items recorded at fair value on a nonrecurring basis as of December 31, 2023 or December 31, 2022.

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

MSRs: The fair value of MSRs is determined using an internal valuation model that calculates the present value of estimated net future cash flows. The model includes estimates of prepayment speeds, discount rate, cost to service, float earnings, and contractual servicing fee income, among others. MSRs are classified as Level 3.

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

Non-mortgage loans held for sale: Non-mortgage loans held for sale are personal loans, including loans to finance solar panel installation projects. The fair value of non-mortgage loans is determined using an internal valuation model that calculates the present value of estimated net future cash flows. Non-mortgage loans are classified as Level 3.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The table below shows a summary of financial statement items that are measured at estimated fair value on a recurring basis, including assets measured under the fair value option. There were no material transfers of assets or liabilities recorded at fair value on a recurring basis between Levels 1, 2 or 3 during the years ended December 31, 2023 or December 31, 2022.

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
($ In Thousands, Except Per Share Amounts Or Unless Otherwise Noted)

	Level 1	Level 2	Level 3	Total
Balance at December 31, 2023
Assets:
Mortgage loans held for sale (1)	$—	$6,103,714	$438,518	$6,542,232
IRLCs	—	—	132,870	132,870
MSRs	—	—	6,439,787	6,439,787
Forward commitments	—	26,614	—	26,614
Investment securities (2)	—	39,518	—	39,518
Non-mortgage loans held for sale (2)	—	—	163,018	163,018
Total assets	$—	$6,169,846	$7,174,193	$13,344,039
Liabilities:
Forward commitments	$—	$142,988	$—	$142,988
Total liabilities	$—	$142,988	$—	$142,988

Balance at December 31, 2022
Assets:
Mortgage loans held for sale (1)	$—	$6,260,745	$1,082,730	$7,343,475
IRLCs	—	—	90,635	90,635
MSRs	—	—	6,946,940	6,946,940
Forward commitments	—	22,444	—	22,444
Total assets	$—	$6,283,189	$8,120,305	$14,403,494
Liabilities:
Forward commitments	$—	$25,117	$—	$25,117
Total liabilities	$—	$25,117	$—	$25,117

(1)    As of December 31, 2023 and 2022, $195.6 million and $314.4 million of unpaid principal balance of the level 3 mortgage loans held for sale were 90 days or more delinquent and were considered in non-accrual status.

(2)    These are included in Other assets on the Consolidated Balance Sheets.

The following tables present the quantitative information about recurring Level 3 fair value financial instruments and the fair value measurements as of:

	December 31, 2023		December 31, 2022
Unobservable Input	Range	Weighted Average	Range	Weighted Average
Mortgage loans held for sale
Model pricing	68% - 100%	87%	67% - 100%	86%
IRLCs
Loan funding probability	0% - 100%	72%	0% - 100%	68%
MSRs
Discount rate	9.5% - 12.5%	9.9%	9.5% - 12.5%	9.9%
Conditional prepayment rate	6.6% - 37.0%	7.5%	6.1% - 26.6%	6.9%
Non-mortgage loans held for sale
Discount rate	8.5% - 9.3%	8.6%	N/A	N/A

The table below presents a reconciliation of Level 3 assets measured at fair value on a recurring basis for the years ended December 31, 2023 and 2022. Mortgage servicing rights are also classified as a Level 3 asset measured at fair value on a recurring basis and its reconciliation is found in Note 3, Mortgage Servicing Rights.

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
($ In Thousands, Except Per Share Amounts Or Unless Otherwise Noted)

	Loans Held for Sale	IRLCs	Non-Mortgage Loans Held for Sale
Balance at December 31, 2022	$1,082,730	$90,635	$—
Transfers in (1)	714,213	—	168,573
Transfers out/principal reductions (1)	(1,274,893)	—	—
Net transfers and revaluation gains	—	42,235	—
Total losses included in net (loss) income for assets held at the end of the reporting date	(83,532)	—	(5,555)
Balance at December 31, 2023	$438,518	$132,870	$163,018

Balance at December 31, 2021	$2,309,366	$538,861	$—
Transfers in (1)	1,315,430	—	—
Transfers out/principal reductions (1)	(2,255,577)	—	—
Net transfers and revaluation losses	—	(448,226)	—
Total losses included in net (loss) income for assets held at the end of the reporting date	(286,489)	—	—
Balance at December 31, 2022	$1,082,730	$90,635	$—

(1)    Transfers in represent loans repurchased from investors or loans originated for which an active market currently does not exist. Transfers out primarily represent loans sold to third parties and loans paid in full.

Investment Securities

Investment securities consist of debt securities that are classified as trading securities. During the year ended December 31, 2023, the Company transferred these investments from available for sale classification to the trading securities classification. The trading classification reflects the more active buying and selling of these investment securities. As a result of the transfer of classification, the Company recognized $1,589 of unrealized losses to Net Income on the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) from Accumulated Other Comprehensive Income (Loss) within Consolidated Statements of Changes in Equity. The Company used the specific identification as the basis of recording trades of investment securities. During the year ended December 31, 2023, the Company had $924 of realized losses recognized in the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss). As of December 31, 2023 there was $912 of unrealized losses on trading securities held.

Fair Value Option

The following is the estimated fair value and unpaid principal balance (“UPB”) of mortgage loans held for sale that have contractual principal amounts and for which the Company has elected the fair value option. The fair value option was elected for mortgage loans held for sale as the Company believes fair value best reflects their expected future economic performance:

	Fair Value	Principal Amount Due Upon Maturity	Difference (1)
Balance at December 31, 2023
Mortgage loans held for sale	$6,542,232	$6,418,082	$124,150
Non-mortgage loans held for sale	$163,018	$168,573	$(5,555)

Balance at December 31, 2022
Mortgage loans held for sale	$7,343,475	$7,424,223	$(80,748)

(1)    Represents the amount of gains (losses) included in Gain on sale of loans, net for Mortgage loans held for sale and Other income for Non-mortgage loans held for sale, due to changes in fair value of items accounted for using the fair value option.

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
($ In Thousands, Except Per Share Amounts Or Unless Otherwise Noted)
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

	December 31, 2023		December 31, 2022
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior Notes, due 10/15/2026	$1,143,716	$1,064,520	$1,141,432	$984,963
Senior Notes, due 1/15/2028	61,463	60,469	61,330	57,039
Senior Notes, due 3/1/2029	744,819	679,455	743,815	595,493
Senior Notes, due 3/1/2031	1,240,311	1,105,088	1,238,958	961,450
Senior Notes, due 10/15/2033	843,139	725,458	842,435	625,175
Total Senior Notes, net	$4,033,448	$3,634,990	$4,027,970	$3,224,120

The fair value of Senior Notes was calculated using the observable bond price at December 31, 2023 and 2022, respectively. The Senior Notes are classified as Level 2 in the fair value hierarchy.
3. Mortgage Servicing Rights
The following table summarizes changes to the MSR assets:

	Year Ended December 31,
	2023	2022
Fair value, beginning of period	$6,946,940	$5,385,613
MSRs originated	1,092,332	1,970,647
MSRs sales	(1,016,745)	(671,968)
MSRs purchases	103,115	—
Changes in fair value (1):
Due to changes in valuation model inputs or assumptions	44,971	1,285,981
Due to collection/realization of cash flows	(730,826)	(1,023,333)
Total changes in fair value	(685,855)	262,648
Fair value, end of period	$6,439,787	$6,946,940

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
The Company retains the right to service a majority of these loans upon sale through ownership of servicing rights. The total UPB of mortgage loans serviced, excluding subserviced loans, at December 31, 2023 and 2022 was $468,237,971 and $486,540,840, respectively. The portfolio primarily consists of high-quality performing agency and government (FHA and VA) loans. As of December 31, 2023 and 2022, delinquent loans (defined as 60-plus days past-due) were 1.23% and 1.20%, respectively, of our total portfolio. During the year ended December 31, 2023, the Company sold excess servicing cash flows on certain agency loans for total proceeds of $383,694. During the year ended December 31, 2022, no excess servicing was sold.

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
($ In Thousands, Except Per Share Amounts Or Unless Otherwise Noted)

The following is a summary of the weighted average discount rate and prepayment speed assumptions used to determine the fair value of MSRs as well as the expected life of the loans in the servicing portfolio:

	December 31, 2023	December 31, 2022
Discount rate	9.9%	9.9%
Prepayment speeds	7.5%	6.9%
Life (in years)	7.83	8.08

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
The following table stresses the discount rate and prepayment speeds at two different data points:

	Discount Rate		Prepayment Speeds
	100 BPS Adverse Change	200 BPS Adverse Change	10% Adverse Change	20% Adverse Change
December 31, 2023
Mortgage servicing rights	$(279,493)	$(536,573)	$(183,254)	$(356,871)
December 31, 2022
Mortgage servicing rights	$(295,754)	$(565,704)	$(171,297)	$(334,664)

4. Mortgage Loans Held for Sale

The Company sells substantially all of its originated mortgage loans into the secondary market. Mortgage loans held for sale are loans originated that are expected to be sold into the secondary market. Below is a roll forward of the activity in mortgage loans held for sale:

	Year Ended December 31,
	2023	2022
Balance at the beginning of period	$7,343,475	$19,323,568
Disbursements of mortgage loans held for sale	78,280,730	134,326,580
Proceeds from sales of mortgage loans held for sale (1)	(80,188,850)	(147,952,800)
Gain on sale of mortgage loans excluding fair value of other financial instruments, net (2)	1,106,877	1,646,127
Balance at the end of period	$6,542,232	$7,343,475

(1)    The proceeds from sales of loans held for sale on the Consolidated Statements of Cash Flows includes amounts related to the sale of consumer loans.

(2)    The Gain on sale of loans excluding fair value of MSRs, net on the Consolidated Statements of Cash Flows includes amounts related to the sale of consumer loans, interest rate lock commitments, forward commitments, and provision for investor reserves.

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
($ In Thousands, Except Per Share Amounts Or Unless Otherwise Noted)

Credit Risk

The Company is subject to credit risk associated with mortgage loans that it purchases and originates during the period of time prior to the sale of these loans. The Company considers credit risk associated with these loans to be minimal as it holds the loans for a short period of time, which for the year ended December 31, 2023 is, on average, generally less than 45 days from the date of borrowing, and the market for these loans continues to be highly liquid. The Company is also subject to credit risk associated with mortgage loans it has repurchased as a result of breaches of representations and warranties during the period of time between repurchase and resale.

5. Property and Equipment

Property and equipment are depreciated over lives primarily ranging from 3 to 7 years for office furniture, equipment, computer software and leasehold improvements. Property and equipment consist of the following:

	December 31,
	2023	2022
Office furniture, equipment, and technology	$294,754	$284,542
Leasehold improvements	261,304	202,806
Internally-developed software	201,842	157,754
Projects-in-process	29,152	92,352
Total cost	$787,052	$737,454
Accumulated depreciation and amortization	(536,196)	(463,262)
Total property and equipment, net	$250,856	$274,192

6. Borrowings

The Company maintains various funding facilities, financing facilities, and unsecured senior notes, as shown in the tables below. Interest rates typically have two main components; a base rate - most commonly SOFR, which is sometimes subject to a minimum floor - plus a spread. Some funding facilities have a commitment fee, which can be up to 50 basis points per year. The commitment fee charged by lenders is calculated based on the committed line amount multiplied by a negotiated rate. The Company is required to maintain certain covenants, including minimum tangible net worth, minimum liquidity, maximum total debt or liabilities to net worth ratio, pretax net income requirements, and other customary debt covenants, as defined in the agreements. The Company was in compliance with all covenants as of December 31, 2023 and 2022.

The amount owed and outstanding on the Company’s loan funding facilities fluctuates based on its origination volume, the amount of time it takes the Company to sell the loans it originates, and the Company’s ability to use its cash to self-fund loans. In addition to self-funding, the Company may from time to time use surplus cash to “buy-down” the effective interest rate of certain loan funding facilities or to self-fund a portion of our loan originations. Buy-down funds are included in Cash and cash equivalents on the Consolidated Balance Sheets. We have the ability to withdraw these funds at any time, unless a margin call has been made or a default has occurred under the relevant facilities. We will also deploy cash to self-fund loan originations, a portion of which can be transferred to a mortgage loan funding facility or the early buy out line, provided that such loans meet the eligibility criteria to be placed on such lines. The remaining portion will be funded in normal course over a short period of time, generally less than 45 days.

The terms of the Senior Notes restrict our ability and the ability of our subsidiary guarantors among other things to: (1) merge, consolidate or sell, transfer or lease assets, and; (2) create liens on assets.

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
($ In Thousands, Except Per Share Amounts Or Unless Otherwise Noted)
Funding Facilities

Facility Type	Collateral	Maturity	Line Amount	Committed Line Amount	Outstanding Balance as of December 31, 2023	Outstanding Balance as of December 31, 2022
Mortgage Loan Funding:
1) Master Repurchase Agreement (1)(8)	Mortgage loans held for sale (7)	(1)	$—	$—	$—	$49,381
2) Master Repurchase Agreement (8)	Mortgage loans held for sale (7)	11/27/2024	1,000,000	100,000	397,265	138,057
3) Master Repurchase Agreement (8)	Mortgage loans held for sale (7)	8/9/2024	2,000,000	250,000	429,976	702,128
4) Master Repurchase Agreement (2)(8)	Mortgage loans held for sale (7)	10/25/2024	1,500,000	550,000	552,079	917,621
5) Master Repurchase Agreement (8)	Mortgage loans held for sale (7)	9/8/2025	1,000,000	250,000	547,016	493,029
6) Master Repurchase Agreement (3)(8)	Mortgage loans held for sale (7)	11/6/2025	1,500,000	250,000	106,063	101,152
7) Master Repurchase Agreement (8)	Mortgage loans held for sale (7)	7/21/2025	1,000,000	100,000	241,574	186,707
8) Master Repurchase Agreement (4)(8)	Mortgage loans held for sale (7)	9/26/2025	750,000	100,000	507,302	171,642
			$8,750,000	$1,600,000	$2,781,275	$2,759,717
Mortgage Loan Early Funding:
9) Early Funding Facility (5)(8)	Mortgage loans held for sale (7)	(5)	$5,000,000	$—	$286,594	$561,874
10) Early Funding Facility (6)(8)	Mortgage loans held for sale (7)	(6)	2,000,000	—	183,414	227,108
			$7,000,000	$—	$470,008	$788,982

Mortgage Funding Facilities			$15,750,000	$1,600,000	$3,251,283	$3,548,699

Personal Loan Funding:
11) Revolving Credit and Security Agreement (8)(9)	Personal loans held for sale	1/30/2025	$125,000	$125,000	$116,100	$—

Total Funding Facilities			$15,875,000	$1,725,000	$3,367,383	$3,548,699

(1)    This facility matured in October 2023.

(2)    This facility has a 12-month initial term, which can be extended for 3-months at each subsequent 3-month anniversary from the initial start date. Subsequent to December 31, 2023, this facility was extended to January 24, 2025.

(3)    This facility has an overall line size of $1,500,000. This facility also includes a $1,500,000 sublimit for MSR financing. Capacity is fully fungible and is not restricted by these allocations.

(4)    Subsequent to December 31, 2023, this facility was amended to increase the total facility size to $800,000 with $100,000 committed.

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
($ In Thousands, Except Per Share Amounts Or Unless Otherwise Noted)
(5)    This facility is an evergreen agreement with no stated termination or expiration date. This agreement can be terminated by either party upon written notice.

(6)    This facility will have an overall line size of $2,000,000, which will be reviewed every 90 days. This facility is an evergreen agreement with no stated termination or expiration date. This agreement can be terminated by either party upon written notice.

(7)    The Company has multiple borrowing facilities in the form of asset sales under agreements to repurchase. These borrowing facilities are secured by mortgage loans held for sale at fair value as the first priority security interest.

(8)    The interest rates charged by lenders of the funding facilities included the applicable base rate plus a spread ranging from 1.00% and 1.80% for the year ended December 31, 2023, and 1.00% to 1.85%, for the year ended December 31, 2022.

(9)    Subsequent to December 31, 2023, this facility was amended to increase the total facility size to $175,000 with $175,000 committed.

Financing Facilities

Facility Type (4)	Collateral	Maturity	Line Amount	Committed Line Amount	Outstanding Balance as of December 31, 2023	Outstanding Balance as of December 31, 2022
Line of Credit Financing Facilities
1) Unsecured line of credit (1)	—	7/27/2025	$2,000,000	$—	$—	$—
2) Unsecured line of credit (1)	—	7/31/2025	100,000	—	—	—
3) Revolving credit facility (3)	—	8/10/2025	1,250,000	1,250,000	—	—
4) MSR line of credit (3)	MSRs	11/8/2024	500,000	—	—	—
5) MSR line of credit (2)(3)	MSRs	11/6/2025	1,500,000	250,000	—	—
			$5,350,000	$1,500,000	$—	$—
Early Buyout Financing Facility
7) Early buy out facility (3)	Loans/ Advances	3/13/2024	$1,500,000	$—	$203,208	$672,882

(1)    Refer to Note 7, Transactions with Related Parties for additional details regarding this unsecured line of credit

(2)    This facility is a sublimit of Master Repurchase Agreement 6, found above in Funding Facilities. Refer to subfootnote 3, Funding Facilities for additional details regarding this financing facility.

(3)    The interest rates charged by lenders on the other funding facilities included the applicable base rate, plus a spread ranging from 1.45% to 4.00% for the years ended December 31, 2023 and December 31, 2022.

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
($ In Thousands, Except Per Share Amounts Or Unless Otherwise Noted)
Unsecured Senior Notes

Facility Type	Maturity	Interest Rate	Outstanding Principal as of December 31, 2023	Outstanding Principal as of December 31, 2022
Unsecured Senior Notes(1)	10/15/2026	2.875%	$1,150,000	$1,150,000
Unsecured Senior Notes(2)	1/15/2028	5.250%	61,985	61,985
Unsecured Senior Notes(3)	3/1/2029	3.625%	750,000	750,000
Unsecured Senior Notes(4)	3/1/2031	3.875%	1,250,000	1,250,000
Unsecured Senior Notes(5)	10/15/2033	4.000%	850,000	850,000
Total Senior Notes			$4,061,985	$4,061,985

Weighted Average Interest Rate			3.59%	3.59%

(1)    The 2026 Senior Notes are unsecured obligation notes with no requirement to pledge collateral for this borrowing. Unamortized debt issuance costs and discounts are presented net against the Senior Notes reducing the $1,150,000 carrying amount on the Consolidated Balance Sheets by $6,284 and $8,569, as of December 31, 2023 and 2022, respectively. At any time on or after October 15, 2023, the Company may redeem the note at its option, in whole or in part, upon not less than 10 nor more than 60 days’ notice, at the redemption prices set forth below.

Year	Percentage
2024	100.719%
2025 and thereafter	100.000%

(2)    The 2028 Senior Notes are unsecured obligation notes with no requirement to pledge collateral for this borrowing. During the fourth quarter of 2021, we purchased $948,015 of the outstanding principal amount of the 2028 Senior Notes in a Tender Offer and Consent Solicitation. Unamortized debt issuance costs and discounts are presented net against the Senior Notes reducing the $61,985 carrying amount on the Consolidated Balance Sheets by $285 and $237 as of December 31, 2023, respectively and reducing the $61,985 carrying amount on the Consolidated Balance Sheets by $358 and $298, as of December 31, 2022, respectively. The Company may redeem the notes at its option, in whole or in part, upon not less than 30 nor more than 60 days' notice, at the redemption prices equal to the percentage of principal amount set forth below plus accrued and unpaid interest, if any, to but excluding the redemption date, in cash, if redeemed during the twelve-month period beginning on January 15 in the years indicated below:

Year	Percentage
2024	101.750%
2025	100.875%
2026 and thereafter	100.000%

(3)    The 2029 Senior Notes are unsecured obligation notes with no requirement to pledge collateral for this borrowing. Unamortized debt issuance costs and discounts are presented net against the Senior Notes reducing the $750,000 carrying amount on the Consolidated Balance Sheets by $5,181 and $6,185, as of December 31, 2023 and 2022, respectively. Prior to March 1, 2024 the Company may redeem the notes at its option, in whole or in part upon not less than 10 nor more than 60 days’ notice, at a redemption price equal to 100% of the principal amount redeemed, plus a “make whole” premium and accrued and unpaid interest. At any time on or after March 1, 2024, the Company may redeem the note at its option, in whole or in part, upon not less than 10 nor more than 60 days’ notice, at the redemption prices set forth below.

Year	Percentage
2024	101.813%
2025	100.906%
2026 and thereafter	100.000%

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
($ In Thousands, Except Per Share Amounts Or Unless Otherwise Noted)

(4)    The 2031 Senior Notes are unsecured obligation notes with no requirement to pledge collateral for this borrowing. Unamortized debt issuance costs and discounts are presented net against the Senior Notes reducing the $1,250,000 carrying amount on the Consolidated Balance Sheets by $9,689 and $11,040 as of December 31, 2023 and 2022, respectively. Prior to March 1, 2026 the Company may redeem the notes at its option, in whole or in part upon not less than 10 nor more than 60 days’ notice, at a redemption price equal to 100% of the principal amount redeemed, plus a “make whole” premium and accrued and unpaid interest. At any time on or after March 1, 2026, the Company may redeem the note at its option, in whole or in part, upon not less than 10 nor more than 60 days’ notice, at the redemption prices set forth below.

Year	Percentage
2026	101.938%
2027	101.292%
2028	100.646%
2029 and thereafter	100.000%

(5)    The 2033 Senior Notes are unsecured obligation notes with no requirement to pledge collateral for this borrowing. Unamortized debt issuance costs and discounts are presented net against the Senior Notes reducing the $850,000 carrying amount on the Consolidated Balance Sheets by $6,861 and $7,565, as of December 31, 2023 and 2022, respectively. Prior to October 15, 2027 the Company may redeem the notes at its option, in whole or in part upon not less than 10 nor more than 60 days’ notice, at a redemption price equal to 100% of the principal amount redeemed, plus a “make whole” premium and accrued and unpaid interest. At any time on or after October 15, 2027, the Company may redeem the note at its option, in whole or in part, upon not less than 10 nor more than 60 days’ notice, at the redemption prices set forth below. The Company may also redeem the notes prior to April 15, 2024, at any time or from time to time, in an amount equal to the cash proceeds received by the Company from an equity offering at a redemption price equal to 104.000% of the principal amount plus accrued and unpaid interest, if any, to but excluding the redemption date, in an aggregate principal amount for all such redemptions not to exceed 40% of the original aggregate principal amount of the notes, provided that the redemption take place not later than 90 days after the closing of the related equity offering; and not less than 60% of the principal amount of the notes remains outstanding immediately thereafter.

Year	Percentage
2027	102.000%
2028	101.333%
2029	100.667%
2030 and thereafter	100.000%

The following table outlines the contractual maturities (by unpaid principal balance) of unsecured senior notes (excluding interest and debt discount) for the years ended.

Year	Amount
2024	$—
2025	—
2026	1,150,000
2027	—
2028	61,985
Thereafter	2,850,000
Total	$4,061,985

Refer to Note 2, Fair Value Measurements for information pertaining to the fair value of the Company’s debt as of December 31, 2023 and 2022.

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
($ In Thousands, Except Per Share Amounts Or Unless Otherwise Noted)

7. Transactions with Related Parties

The Company has entered into various transactions and agreements with RHI, its subsidiaries, certain other affiliates and related parties (collectively, “Related Parties”). These transactions include providing financing and services as well as obtaining financing and services from these Related Parties.

Financing Arrangements

On June 9, 2017, Rocket Mortgage and RHI entered into an unsecured line of credit, as further amended and restated on September 16, 2021 (“RHI Line of Credit”), pursuant to which Rocket Mortgage has a borrowing capacity of $2,000,000. The RHI Line of Credit matures on July 27, 2025. Borrowings under the line of credit bear interest at a rate per annum of the applicable base rate, plus a spread of 1.25%. The line of credit is uncommitted and RHI has sole discretion over advances. The RHI Line of Credit also contains negative covenants which restrict the ability of the Company to incur debt and create liens on certain assets. It also requires Rocket Mortgage to maintain a quarterly consolidated net income before taxes if adjusted tangible net worth meets certain requirements. There were no outstanding principal amounts due to RHI as of December 31, 2023 and December 31, 2022, pursuant to the RHI Line of Credit. Rocket Mortgage had no repayments in 2023, and repaid $762, all attributable to accrued interest, during the year ended December 31, 2022.

RHI and ATI are parties to a surplus debenture, effective as of December 28, 2015, and as further amended and restated on July 31, 2023 (the “RHI/ATI Debenture”), pursuant to which ATI is indebted to RHI for an aggregate principal amount of $21,500. The RHI/ATI Debenture matures on December 31, 2030. Interest under the RHI/ATI Debenture accrues at an annual rate of 8%. Principal and interest under the RHI/ATI Debenture are due and payable quarterly, in each case subject to ATI achieving a certain amount of surplus and payments of all interest before principal payments begin. Any unpaid amounts of principal and interest shall be due and payable upon the maturity of the RHI/ATI Debenture. ATI repaid an aggregate of $1,536 and $1,000 for the years ended December 31, 2023 and 2022, respectively. The total amount of interest accrued under the RHI/ATI Debenture was $1,720 for the years ended December 31, 2023 and 2022, respectively. The aggregate amount due to RHI was $30,264 and $30,081 as of December 31, 2023 and 2022, respectively.

On July 31, 2020, Holdings and RHI entered into an agreement for an uncommitted, unsecured revolving line of credit (“RHI 2nd Line of Credit”), which will provide for financing from RHI to the Company of up to $100,000. The RHI 2nd Line of Credit matures on July 31, 2025. Borrowings under the line of credit will bear interest at a rate per annum of the applicable base rate plus a spread of 1.25%. The negative covenants of the line of credit restrict the ability of the Company to incur debt and create liens on certain assets. The line of credit also contains customary events of default. There were no draws on the RHI 2nd Line of Credit and no amounts outstanding as of December 31, 2023 and 2022, respectively.

The Notes receivable and due from affiliates was $19,530 and $10,796 as of December 31, 2023 and 2022, respectively. The Notes payable and due to affiliates was $31,006 and $33,463 as of December 31, 2023 and 2022, respectively.

Services, Products and Other Transactions

We have entered into transactions and agreements to provide certain services to Related Parties. We recognized revenue of $8,628, $12,661, and $13,275 for the years ended December 31, 2023, 2022, and 2021, respectively, for the performance of these services, which was included in Other income on the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss). We have also entered into transactions and agreements to purchase certain services, products and other transactions from Related Parties. We incurred expenses of $58,494, $103,019, and $168,581 for the years ended December 31, 2023, 2022, and 2021, respectively, for these products, services and other transactions, which are included in General and administrative expenses on the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss).

As further described in Note 18, Share-based Compensation, the Company has allocated compensation costs associated with awards granted by RHI in years prior to the reorganization and IPO. During the year ended December 31, 2022, all RHI restricted stock units and options were cancelled and replaced with cash or a modified award denominated in RKT shares. This resulted in RHI contributing approximately $42,000 in cash to the Company and its subsidiaries in exchange for the share-based compensation award modifications.

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
($ In Thousands, Except Per Share Amounts Or Unless Otherwise Noted)
The Company has also entered into a Tax Receivable Agreement with RHI and our Chairman as described further in Note 12, Income Taxes. The Company has also guaranteed the debt of a related party as described further in Note 14, Commitments, Contingencies, and Guarantees.

Promotional Sponsorships

The Company incurred marketing and advertising costs related to the Rocket Mortgage Field House Naming Rights Contract and other promotional sponsorships, which are related parties. The Company incurred expenses of $8,764, $8,942, and $9,026 for the years ended December 31, 2023, 2022, and 2021, respectively, related to these arrangements.

Lease Transactions with Related Parties

The Company is a party to lease agreements for certain offices, including our headquarters in Detroit, with various affiliates of Bedrock Management Services LLC (“Bedrock”), a related party, and other related parties of the Company. The Company incurred expenses of $74,241, $74,562, and $76,960 for the years ended December 31, 2023, 2022, and 2021, respectively, related to these arrangements.

8. Leases

The Company enters into lease arrangements with independent third parties and with related parties. The Company determines whether an arrangement is or contains a lease at inception. Leases are classified as either finance or operating at the commencement date of the lease, with classification affecting the pattern of expense recognition in the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss).

The Company’s operating leases, in which the Company is the lessee, include real estate for our office facilities and a significant portion of operating lease expense is paid to a related party. The Company currently does not have any finance leases. Refer to Note 7, Transactions with Related Parties for information regarding lease transaction expenses with related parties.

For lease arrangements where the Company is the lessee, the Company does not separate non-lease components of a contract from the lease component to which they relate. The Company elected that leases with an initial term of 12 months or less are expensed on a straight-line basis over the lease term in the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) and not recorded on the Consolidated Balance Sheets. Some leases include options to extend or terminate the lease at the Company’s sole discretion on a lease-by-lease basis, and the Company evaluates whether those options are “reasonably certain” of being exercised considering contractual and economic-based factors. The Company used its periodic incremental borrowing rate, based on the information available at commencement date, to determine the present value of future lease payments.

The components of lease expense for the years ended:

	December 31,
	2023	2022
Operating Lease Cost:
Fixed lease expense	$81,172	$79,621
Variable lease expense (1)	10,981	9,190
Total operating lease cost	$92,153	$88,811

(1)     Variable lease payments are expensed in the period in which the obligation for those payments is incurred. These variable lease costs are payments that vary in amount beyond commencement date, for reasons other than passage of time. The Company’s variable payments mainly include common area maintenance and building utilities fees.

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
($ In Thousands, Except Per Share Amounts Or Unless Otherwise Noted)
Supplemental cash flow information related to leases for the years ended:

	December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$87,348	$81,333

During the years ended December 31, 2023 and 2022, the right of use assets are recorded for new and modified operating leases at the time of their commencement was $50,350 and $2,632, respectively.

Supplemental balance sheet information related to leases for the year ended:

	December 31,
	2023	2022
Operating Leases:
Total lease right-of-use assets	$347,696	$366,189
Total lease liabilities	$393,882	$422,769
Weighted average lease term	5.2 years	6.7 years
Weighted average discount rate	4.23%	3.64%

Maturities of lease liabilities for the year ended:

Operating Leases:
2024	$81,579
2025	84,459
2026	84,011
2027	80,351
2028	58,039
Thereafter	56,602
Total lease payments	$445,041
Less imputed interest	51,159
Total	$393,882

When applying the requirements of Topic 842, the Company made assumptions about the determination of whether a contract contains a lease and the determination of the discount rate for the lease.

Lessor

While the Company is the sublessor in certain leasing arrangements, the majority of such lease arrangements are intercompany and eliminated in consolidation.

9. Goodwill and Intangible Assets

Goodwill

As of December 31, 2023 and 2022, there was approximately $1.1 billion of goodwill recorded in Goodwill and intangible assets, net on our Consolidated Balance Sheets. The total carrying value by reporting unit was approximately $719 million and $418 million for Direct to Consumer and All Other, respectively, as of December 31, 2023 and 2022. The goodwill is primarily attributable to the acquisition of Rocket Money on December 23, 2021.

Goodwill Impairment Test

The Company completed a quantitative impairment assessment of goodwill for certain reporting units as of October 1, 2023 and concluded there was no impairment. The Company utilized a combination of an income approach and a market approach

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
($ In Thousands, Except Per Share Amounts Or Unless Otherwise Noted)
to estimate the fair value of each reporting unit. The income approach is based on projected cash flows which is discounted to the present value using discount rates that consider the timing and risk of cash flows. The discount rate used is the value-weighted average of the reporting unit's estimated cost of equity and of debt (“cost of capital”). The weighted average cost of capital is adjusted by reporting unit to reflect a risk factor, if necessary. The market approach is based on pricing multiples derived from comparable public companies and applied to historical and projected results. Other significant assumptions include terminal value growth rates, terminal value margin rates and future working capital requirements.

The Company completed qualitative impairment assessments of goodwill for the remaining reporting units as of October 1, 2023. The qualitative assessments did not identify indicators of impairment and the Company concluded that it was more likely than not that each respective reporting unit had a fair value in excess of its carrying value. As such, further impairment assessments were not necessary.

Intangible Assets

As of December 31, 2023 and 2022, there was approximately $100 million and $123 million of intangible assets recorded in Goodwill and intangible assets, net on our Consolidated Balance Sheets, which primarily consist of customer relationships and developed technology recorded in connection with the acquisition of Rocket Money.

The following table summarizes changes to the carrying value of intangible assets:

	December 31, 2023			December 31, 2022
Definite-lived intangible assets	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$90,877	$19,623	$71,254	$90,875	$11,468	$79,407
Developed technology	56,213	35,081	21,132	55,718	20,666	35,052
Other	7,038	4,801	2,237	6,984	4,657	2,327
Total	$154,128	$59,505	$94,623	$153,577	$36,791	$116,786

Indefinite-lived intangible assets
Title insurance assets	$5,850	$—	$5,850	$5,850	$—	$5,850
Total intangible assets	$159,978	$59,505	$100,473	$159,427	$36,791	$122,636

Weighted average amortization period for customer relationships, developed technology and other is 10 years, 5 years and 45 years, respectively.

During the year ended December 31, 2023, 2022 and 2021 the aggregate amortization expense for the period was $22,460, $24,744 and $4,007.

The following table outlines the estimated aggregate amortization expense of intangible assets for the years ended.

Year	Amount
2024	$22,463
2025	11,774
2026	11,440
2027	10,450
2028	10,035

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
($ In Thousands, Except Per Share Amounts Or Unless Otherwise Noted)
10. Other Assets
Other assets consist of the following:

	December 31,
	2023	2022
Mortgage production related receivables	$472,330	$417,650
Non-mortgage loans held for sale	163,018	—
Prepaid expenses	99,105	128,057
Margin call receivables from counterparties	66,598	24,102
Disbursement funds advanced	59,155	64,826
Ginnie Mae buyouts	50,211	52,633
Investment securities	39,518	40,341
Non-production-related receivables	20,758	11,125
Real estate owned	1,534	1,124
Other	42,795	59,301
Total other assets	$1,015,022	$799,159

11. Team Member Benefit Plan

The Company maintains a defined contribution 401(k) plan which is sponsored by RHI, covering substantially all full-time and part-time team members of the Company. Team members can make elective contributions to the plan. The Company makes discretionary matching contributions of 50% of team members’ contributions to the plan generally up to an annual maximum of $2.5 per team member. The Company’s contributions to the plan, net of team member forfeitures, for the years ended December 31, 2023, 2022, and 2021 amounted to $26,837, $40,664, and $44,060, respectively, and are included in Salaries, commissions and team member benefits in the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss).

12. Income Taxes

(Loss) income before income taxes consists of the following:

	Year Ended December 31,
	2023	2022	2021
U.S.	$(380,052)	$763,400	$6,202,190
Canada	(22,845)	(21,489)	(17,289)
Total (loss) income before income taxes	$(402,897)	$741,911	$6,184,901

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
($ In Thousands, Except Per Share Amounts Or Unless Otherwise Noted)
(Benefit from) provision for income taxes consists of the following:

	Year Ended December 31,
	2023	2022	2021
Current
U.S. Federal	$3,286	$4,669	$49,650
State and local	1,268	575	14,493
Canada	410	560	276
Total current	$4,964	$5,804	$64,419

Deferred
U.S. Federal	$(8,559)	$3,671	$49,426
State and local	(9,159)	32,659	(1,041)
Canada	(63)	(156)	(66)
Total deferred	$(17,781)	$36,174	$48,319
Total (benefit from) provision for income taxes	$(12,817)	$41,978	$112,738

The reconciliation of the U.S. Federal statutory corporate income tax rate to the Company's effective tax rate consists of the following:

	Year Ended December 31,
	2023	2022	2021
U.S. Federal statutory tax rate	21.00%	21.00%	21.00%
Loss/income attributable to non-controlling interest	(12.21)	(23.77)	(19.33)
State and local taxes, net of U.S. Federal tax benefit	1.57	3.70	0.20
Valuation allowance	(5.01)	3.15	0.10
Nondeductible expenses	(1.90)	1.21	0.14
Other	(0.27)	0.37	(0.29)
Effective tax rate	3.18%	5.66%	1.82%

For the years ended December 31, 2023 and 2022, the Company’s effective tax rate varies from the U.S. Federal statutory tax rate due to its organizational structure, state and local taxes inclusive of updates in its state and local deferred tax rate, and valuation allowances for deferred tax benefits the Company does not believe are more likely than not to be realized. For the year ended December 31, 2021, the Company’s effective tax rate varies from the U.S. Federal statutory tax rate due principally to its organizational structure. Rocket Companies owns a portion of the units of Holdings, which is treated as a partnership for U.S. federal tax purposes and in most applicable jurisdictions for state and local income tax purposes. The remaining portion of Holdings is owned by the LLC Members. As a partnership, Holdings is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by Holdings is passed through and included in the taxable income or loss of its members, including Rocket Companies, in accordance with the terms of the operating agreement of Holdings (the “Holdings Operating Agreement”). Rocket Companies is a C Corporation and is subject to U.S. federal, state, and local income taxes with respect to its allocable share of any taxable income of Holdings.

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

The Inflation Reduction Act (“IRA”) was enacted on August 16, 2022. The IRA includes several provisions, one of which was the enactment of the corporate alternative minimum tax, which imposes a minimum tax on the adjusted financial statement income for an ‘applicable corporation’ as defined in the IRA. The corporate alternative minimum tax is effective

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
($ In Thousands, Except Per Share Amounts Or Unless Otherwise Noted)
for tax years beginning after December 31, 2022. There has been no material impact on the consolidated financial statements as of December 31, 2023 from the enactment of the corporate alternative minimum tax.

Deferred income taxes arise from temporary differences between the financial statement carrying amount and the tax basis of assets and liabilities. The Company’s deferred tax assets (liabilities) arise from the following components of temporary differences and carryforwards:

	December 31,
	2023	2022
Investment in partnership	$484,519	$501,153
Net operating loss and credit carryforwards	172,818	114,577
Other deferred tax assets and liabilities, net	(20,678)	(34,591)
Valuation allowance	(102,069)	(59,400)
Net deferred tax assets	$534,590	$521,739

Deferred income taxes are presented in the Consolidated Balance Sheets based on their tax jurisdictions as follows:

	December 31,
	2023	2022
Deferred tax asset, net of valuation allowance	$550,149	$537,963
Deferred tax liability (included in Other liabilities)	(15,559)	(16,224)
Net deferred tax asset	$534,590	$521,739

As of December 31, 2023, the Company has a deferred tax asset before any valuation allowance of $652,218 and a deferred tax liability of $15,559. As of December 31, 2022, the Company had a deferred tax asset before any valuation allowance of $597,363 and a deferred tax liability of $16,224. The Company's deferred tax asset relates primarily to the difference in the tax and book basis of Rocket Companies’ investment in Holdings. The Company recognizes deferred tax assets to the extent it believes these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent results of operations. After considering all those factors, as of December 31, 2023 and 2022, respectively, management has recorded $102,069 and $59,400 of a valuation allowance for certain deferred tax assets the Company has determined are not more likely than not to be realized.

Changes in the deferred tax asset, net of valuation allowance for the investment in partnership recorded against Additional Paid-in Capital that occurred during the years ended December 31, 2023 and 2022 are included within Change in controlling interest of investment, net in the Consolidated Statements of Changes in Equity.

Of the $172,818 deferred tax assets related to the net operating loss and credit carryforwards at December 31, 2023, $44,280 will expire between 2031 and 2043 and $128,538 has no expiration.

The Company recognizes uncertain income tax positions when it is not more likely than not a tax position will be sustained upon examination. As of December 31, 2023 and 2022, the Company has not recognized any material uncertain tax positions. The Company accrues interest and penalties related to uncertain tax positions as a component of the income tax provision. No interest or penalties were recognized in income tax expense and no accrued interest or penalty was recorded for uncertain tax positions on the Consolidated Balance Sheets as of December 31, 2023 and 2022. Tax positions taken in tax years that remain open under the statute of limitations will be subject to examinations by tax authorities. With few exceptions, the Company is no longer subject to state or local examinations by tax authorities for tax years ended December 31, 2017 or prior.

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

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
($ In Thousands, Except Per Share Amounts Or Unless Otherwise Noted)
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

The Company anticipates funding payments under the Tax Receivable Agreement from cash flows from operations, available cash and available borrowings. As of December 31, 2023 and 2022, respectively, the Company recognized a liability of $584,695 and $613,693 under the Tax Receivable Agreement after concluding that is the estimate of such TRA payments that would be paid based on its estimates of future taxable income. A payment of $35,697 was made to the LLC Members pursuant to the Tax Receivable Agreement during the year ended December 31, 2023. A payment of $40,721 was made to the LLC Members pursuant to the Tax Receivable Agreement during the year ended December 31, 2022.

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

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
($ In Thousands, Except Per Share Amounts Or Unless Otherwise Noted)
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

For the year ended December 31, 2023, Holdings paid tax distributions totaling $1,504 to holders of Holdings Units other than Rocket Companies. For the year ended December 31, 2022, Holdings paid tax distributions totaling $166,210 to holders of Holdings Units other than Rocket Companies.

13. Derivative Financial Instruments

The Company uses forward commitments in hedging the interest rate risk exposure on its fixed and adjustable rate commitments. Utilization of forward commitments involves some degree of basis risk. Basis risk is defined as the risk that the hedged instrument’s price does not move in parallel with the increase or decrease in the market price of the hedged financial instrument. The Company calculates an expected hedge ratio to mitigate a portion of this risk. The Company’s derivative instruments are not designated as accounting hedging instruments, and therefore, changes in fair value are recorded in current period earnings. Hedging gains and losses are included in Gain on sale of loans, net and Change in the fair value of MSRs in the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss).

Net hedging gains and losses were as follows:

	Year ended December 31,
	2023	2022	2021
Hedging gains (1)	$161,254	$2,577,902	$1,217,010

(1)    Includes the change in fair value related to derivatives economically hedging MSRs identified for sale.

Refer to Note 2, Fair Value Measurements, for additional information on the fair value of derivative financial instruments.

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
($ In Thousands, Except Per Share Amounts Or Unless Otherwise Noted)
Notional and Fair Value

The notional and fair values of derivative financial instruments not designated as hedging instruments were as follows:

	Notional Value	Derivative Asset	Derivative Liability
Balance at December 31, 2023
IRLCs, net of loan funding probability (1)	$4,728,040	$132,870	$—
Forward commitments (2)	$9,650,041	$26,614	$142,988

Balance at December 31, 2022
IRLCs, net of loan funding probability (1)	$4,373,465	$90,635	$—
Forward commitments (2)	$10,963,989	$22,444	$25,117

(1)    IRLCs are also discussed in Note 14, Commitments, Contingencies, and Guarantees.

(2)    Includes the fair value and net notional value related to derivatives economically hedging MSRs identified for sale.

Counterparty agreements for forward commitments contain master netting agreements. The table below presents the gross amounts of recognized assets and liabilities subject to master netting agreements. Margin cash is cash that is exchanged by counterparties to be held as collateral related to these derivative financial instruments. Margin cash held on behalf of counterparties is recorded in cash and cash equivalents, and the related liability is classified in other liabilities in the Consolidated Balance Sheets. Margin cash pledged to counterparties is excluded from cash and cash equivalents and instead recorded in other assets as a margin call receivables from counterparties in the Consolidated Balance Sheets. The Company had $66,598 and $24,102 of margin cash pledged to counterparties related to these forward commitments at December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022 there was $250 and $959 of margin cash held on behalf of counterparties, respectively.

	Gross Amount of Recognized Assets or Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
Offsetting of Derivative Assets
Balance at December 31, 2023
Forward commitments	$37,647	$(11,033)	$26,614
Balance at December 31, 2022
Forward commitments	$71,484	$(49,040)	$22,444

Offsetting of Derivative Liabilities
Balance at December 31, 2023
Forward commitments	$(174,545)	$31,557	$(142,988)
Balance at December 31, 2022
Forward commitments	$(69,007)	$43,890	$(25,117)

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

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
($ In Thousands, Except Per Share Amounts Or Unless Otherwise Noted)
spreading the credit risk among many such counterparties, placing contractual limits on the amount of unsecured credit extended to any single counterparty, and entering into netting agreements with the counterparties as appropriate.

Certain counterparties have master netting agreements. The master netting agreements contain a legal right to offset amounts due to and from the same counterparty. Derivative assets in the Consolidated Balance Sheets represent derivative contracts in a gain position, net of loss positions with the same counterparty and, therefore, also represent the Company’s maximum counterparty credit risk. The Company incurred no credit losses due to nonperformance of any of its counterparties during the years ended December 31, 2023, 2022 and 2021.

14. Commitments, Contingencies, and Guarantees

Interest Rate Lock Commitments

IRLCs are agreements to lend to a client as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company evaluates each client’s creditworthiness on a case-by-case basis.

The number of days from the date of the IRLC to expiration of fixed and variable rate lock commitments outstanding at December 31, 2023 and 2022 was 41 days and 48 days on average, respectively.

The UPB of IRLCs was as follows:

	December 31, 2023		December 31, 2022
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
IRLCs	$6,317,330	$258,045	$6,108,132	$326,638

Commitments to Sell Mortgage Loans

In the ordinary course of business, the Company enters into contracts to sell existing mortgage loans held for sale into the secondary market at specified future dates. The amount of commitments to sell existing loans at December 31, 2023 and 2022 was zero and $20,618, respectively.

Commitments to Sell Loans with Servicing Released

In the ordinary course of business, the Company enters into contracts to sell the MSRs of certain newly originated loans on a servicing released basis. In the event that a forward commitment is not filled and there has been an unfavorable market shift from the date of commitment to the date of settlement, the Company is contractually obligated to pay a pair-off fee on the undelivered balance. There were $226,535 and $223,314 of loans committed to be sold servicing released at December 31, 2023 and 2022, respectively.

Investor Reserves

The following presents the activity in the investor reserves:

	Year Ended December 31,
	2023	2022
Balance at beginning of period	$110,147	$78,888
Provision for investor reserves	112,372	58,140
Realized losses	(130,130)	(26,881)
Balance at end of period	$92,389	$110,147

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
($ In Thousands, Except Per Share Amounts Or Unless Otherwise Noted)
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

Escrow Payables

As a service to its clients, the Company administers escrow deposits representing undisbursed amounts received for payment of property taxes, insurance, funds for title services, and principal, and interest on mortgage loans held for sale. Cash held by the Company for property taxes, insurance, and settlement funds for title services was $3,469,770 and $3,471,913, and for principal and interest was $2,225,625 and $2,529,326 at December 31, 2023 and 2022, respectively. These amounts are not considered assets of the Company and, therefore, are excluded from the Consolidated Balance Sheets. The Company remains contingently liable for the disposition of these deposits.

Guarantees

As of December 31, 2023 and 2022, the Company guaranteed the debt of a related party consisting of three separate guarantees, totaling $1,770 and $3,495, respectively. As of December 31, 2023 and 2022, the Company did not record a liability on the Consolidated Balance Sheets for these guarantees because it was not probable that the Company would be required to make payments under these guarantees.

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

In 2018, an initial judgment was entered against Rocket Mortgage, formerly known as Quicken Loans Inc., and Amrock, formerly known as Title Source, Inc., for a certified class action lawsuit in the U.S. District Court of the Northern District of West Virginia. The lawsuit alleged that Rocket Mortgage and Amrock violated West Virginia state law by unconscionably inducing the plaintiffs (and a class of other West Virginians who received loans through Rocket Mortgage and appraisals through Amrock) into loans by including the borrower’s own estimated home values on appraisal order forms. The district court judge ruled in favor of the plaintiffs. On October 28, 2022, the U.S. Court of Appeals for the Fourth Circuit, following direction from the U.S. Supreme Court, vacated the district court’s decision and remanded the case for further proceedings. Without any additional briefing or argument, on December 12, 2022, the district court reinstated its previous judgment. An appeal was filed on December 19, 2022, and remains pending. The Company believes the resolution of this matter is not material to the consolidated financial statements.

Amrock is currently involved in civil litigation related to a business dispute between Amrock and HouseCanary, Inc. (“HouseCanary”). The lawsuit was filed on April 12, 2016, by Amrock—Title Source, Inc. v. HouseCanary, Inc., No. 2016-

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
($ In Thousands, Except Per Share Amounts Or Unless Otherwise Noted)
CI-06300 (37th Civil District Court, San Antonio, Texas)—and included claims against HouseCanary for breach of contract and fraudulent inducement stemming from a contract between Amrock and HouseCanary whereby HouseCanary was obligated to provide Amrock with appraisal and valuation software and services. HouseCanary filed counterclaims against Amrock for, among other things, breach of contract, fraud, and misappropriation of trade secrets. On March 14, 2018, following trial of the claims in the lawsuit, a Bexar County, Texas, jury awarded damages in favor of HouseCanary and rejected Amrock's claims against HouseCanary. The district court entered judgment for HouseCanary on its misappropriation and fraud claims. On appeal (No. 04-19-00044-CV, Fourth Court of Appeals, San Antonio, Texas), the court of appeals affirmed judgment of no-cause on Amrock’s claim for breach of contract, but reversed judgment on HouseCanary’s misappropriation of trade secrets and fraud claims and remanded the case for a new trial on HouseCanary’s claims. In November 2020, HouseCanary filed a petition requesting the Supreme Court of Texas review the court of appeals’ decision. The Supreme Court denied the petition on June 17, 2022, and the case was remanded to district court for a new trial. The outcome of this matter remains uncertain, and the ultimate resolution of the litigation may be several years in the future. At the new trial, Amrock intends to present new evidence, including evidence revealed by whistleblowers who came forward with evidence that undermined HouseCanary’s claims after the conclusion of the original trial, and to vigorously defend this case and any subsequent actions.

Rocket Mortgage and Rocket Homes are defending themselves against a tagalong lawsuit filed by HouseCanary that also includes claims for misappropriation of trade secrets. That case is in its early stages and is stayed pending a resolution of Quicken Loans’ and Rocket Homes’ dispositive motion.

On June 29, 2021, and July 13, 2021, two putative securities class action lawsuits were filed in the U.S. District Court for the Eastern District of Michigan asserting claims pursuant to Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 against Rocket Companies, and certain executive officers and directors. These two putative class actions, later consolidated into one case, challenge particular positive statements about Rocket Companies’ operations and prospects, purport to bring claims on behalf of all persons who purchased Rocket Companies Class A common stock between February 25, 2021, and May 5, 2021, and do not claim a specific amount of damages. On August 19, 2021, and August 12, 2022, two alleged shareholders filed shareholder derivative actions, later consolidated, asserting claims purportedly on behalf of Rocket Companies for breach of fiduciary duty, waste of corporate assets, and unjust enrichment against certain executive officers, the members of Rocket Companies’ Board, Rock Holdings, and, nominally, Rocket Companies in the Michigan State Circuit Court for the Third Judicial Circuit, Wayne County. On November 23, 2021, and February 2, 2022, two alleged shareholders filed shareholder derivative actions asserting claims purportedly on behalf of Rocket Companies for breach of fiduciary duty against Rock Holdings, Daniel Gilbert, and, nominally, Rocket Companies in the Delaware Court of Chancery. The two Delaware derivative actions were also later consolidated, and on January 22, 2024, Daniel Gilbert was dismissed from the consolidated case. On May 22, 2023, an alleged shareholder filed a shareholder derivative action asserting claims purportedly on behalf of Rocket Companies for breach of fiduciary duty, waste of corporate assets, and unjust enrichment against certain executive officers, the members of Rocket Companies’ Board, Rock Holdings, and, nominally, Rocket Companies in the U.S. District Court for the Eastern District of Michigan. On October 3, 2023, the federal derivative lawsuit was stayed pending final resolution of the putative securities class action lawsuit. The derivative lawsuits allege Rock Holdings sold Rocket Companies Class A common stock on the basis of material nonpublic information and, in the federal and Michigan state lawsuits, that certain positive statements about Rocket Companies’ business operations and prospects were false. None of the derivative lawsuits claim a specific amount of damages. Due to the stages of these proceedings and the lack of specific damages requests, Rocket Companies is unable to estimate a range of reasonably possible losses for any of these matters.

As of December 31, 2023 and 2022, we have recorded reserves related to potential damages in connection with the above legal proceedings of $15,000. The ultimate outcome of these or other actions or proceedings, including any monetary awards against Rocket Companies or one or more of Rocket Companies' subsidiaries, is uncertain and there can be no assurance as to the amount of any such potential awards. Rocket Companies and its subsidiaries will incur defense costs and other expenses in connection with the lawsuits. Plus, if a judgment for money that exceeds specified thresholds is rendered against a subsidiary of Rocket Companies or against Rocket Companies and it or they fail to timely pay, discharge, bond or obtain a stay of execution of such judgment, it is possible that one or more of the companies could be deemed in default of loan funding facilities and other agreements governing indebtedness. If the final resolution of any such litigation is unfavorable in one or more of these actions, it could have a material adverse effect on the business, liquidity, financial condition, cash flows, and results of operations of Rocket Companies or a subsidiary of Rocket Companies.

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
($ In Thousands, Except Per Share Amounts Or Unless Otherwise Noted)
15. Minimum Net Worth Requirements

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

Rocket Mortgage is subject to certain minimum net worth, minimum capital ratio and minimum liquidity requirements established by the Federal Housing Finance Agency (“FHFA”) for Fannie Mae and Freddie Mac Seller/Servicers, and Ginnie Mae for single family issuers. FHFA and Ginnie Mae revised their requirements for these ratios effective September 30, 2023. The effective requirements as of December 31, 2023 are listed below. Furthermore, refer to Note 6, Borrowings for additional information regarding compliance with all covenant requirements.

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

The minimum liquidity requirement for Freddie Mac is defined as follows:

•    7 basis points of the portion of the servicing UPB for GSEs if the Company remits interest or principal as scheduled, plus 3.5 basis points of total UPB of GSE servicing if the Company remits interest or principal as actually collected, plus 3.5 basis points of our other servicing UPB, plus 10 basis points of our servicing UPB for Ginnie Mae, plus 2 basis points of our UPB serviced for GSEs, plus 5 basis points of our UPB serviced for Ginnie Mae.

•    Allowable assets for liquidity may include cash and cash equivalents (unrestricted) and available for sale or held for trading investment grade securities (e.g., Agency MBS, Obligations of GSEs, US Treasury Obligations).

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
($ In Thousands, Except Per Share Amounts Or Unless Otherwise Noted)
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

The most restrictive of the minimum net worth and capital requirements require Rocket Mortgage to maintain a minimum adjusted net worth balance of $1,568,586 and $1,500,000 as of December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, Rocket Mortgage was in compliance with this requirement.

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

Partner Network

The Rocket Professional platform supports our Partner Network segment, where we leverage our superior client service and widely recognized brand to grow marketing and influencer relationships, and our mortgage broker partnerships through Rocket Pro TPO (“third party origination”). Our marketing partnerships consist of well-known consumer-focused companies that find value in our award-winning client experience and want to offer their clients mortgage solutions with our trusted, widely recognized brand. These organizations connect their clients directly to us through marketing channels and a referral process. Our influencer partnerships are typically with companies that employ licensed mortgage professionals that find value in our client experience, technology and efficient mortgage process, where mortgages may not be their primary offering. We also enable clients to start the mortgage process through the Rocket platform in the way that works best for them, including through a local mortgage broker.

Revenues in the Partner Network segment are generated primarily from the gain on sale of loans, which includes loan origination fees, revenues associated with title insurance, appraisals and settlement services, and revenues from sales of loans into the secondary market, as well as the fair value of originated MSRs and hedging gains and losses.

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
($ In Thousands, Except Per Share Amounts Or Unless Otherwise Noted)
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

Key operating data for our business segments for the years ended:

Year Ended December 31, 2023	Direct to Consumer	Partner Network	Segments Total	All Other	Total
Revenues
Gain on sale	$1,660,038	$371,392	$2,031,430	$34,862	$2,066,292
Interest income	182,097	145,351	327,448	—	327,448
Interest expense on funding facilities	(114,447)	(91,793)	(206,240)	(348)	(206,588)
Servicing fee income	1,396,639	—	1,396,639	5,141	1,401,780
Changes in fair value of MSRs	(700,982)	—	(700,982)	—	(700,982)
Other income	565,882	13,902	579,784	331,535	911,319
Total U.S. GAAP Revenue, net	2,989,227	438,852	3,428,079	371,190	3,799,269
Change in fair value of MSRs due to valuation assumptions, net of hedges	(29,007)	—	(29,007)	—	(29,007)
Adjusted revenue	2,960,220	438,852	3,399,072	371,190	3,770,262
Directly attributable expenses	1,924,273	240,402	2,164,675	327,528	2,492,203
Contribution margin	$1,035,947	$198,450	$1,234,397	$43,662	$1,278,059

Year Ended December 31, 2022	Direct to Consumer	Partner Network	Segments Total	All Other	Total
Revenues
Gain on sale	$2,573,970	$540,234	$3,114,204	$23,213	$3,137,417
Interest income	222,621	125,034	347,655	2,936	350,591
Interest expense on funding facilities	(106,561)	(59,818)	(166,379)	(9)	(166,388)
Servicing fee income	1,455,121	—	1,455,121	3,516	1,458,637
Changes in fair value of MSRs	185,036	—	185,036	—	185,036
Other income	449,813	33,163	482,976	390,224	873,200
Total U.S. GAAP Revenue, net	4,780,000	638,613	5,418,613	419,880	5,838,493
Change in fair value of MSRs due to valuation assumptions, net of hedges	(1,210,947)	—	(1,210,947)	—	(1,210,947)
Adjusted revenue	3,569,053	638,613	4,207,666	419,880	4,627,546
Directly attributable expenses	2,517,850	362,317	2,880,167	359,074	3,239,241
Contribution margin	$1,051,203	$276,296	$1,327,499	$60,806	$1,388,305

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
($ In Thousands, Except Per Share Amounts Or Unless Otherwise Noted)

Year Ended December 31, 2021	Direct to Consumer	Partner Network	Segments Total	All Other	Total
Revenues
Gain on sale	$8,843,040	$1,597,569	$10,440,609	$27,965	$10,468,574
Interest income	265,438	161,256	426,694	3,392	430,086
Interest expense on funding facilities	(161,867)	(99,226)	(261,093)	(53)	(261,146)
Servicing fee income	1,323,171	—	1,323,171	2,767	1,325,938
Changes in fair value of MSRs	(689,432)	—	(689,432)	—	(689,432)
Other income	1,001,060	105,976	1,107,036	533,410	1,640,446
Total U.S. GAAP Revenue, net	10,581,410	1,765,575	12,346,985	567,481	12,914,466
Change in fair value of MSRs due to valuation assumptions, net of hedges	(487,473)	—	(487,473)	—	(487,473)
Adjusted revenue	10,093,937	1,765,575	11,859,512	567,481	12,426,993
Directly attributable expenses	3,697,774	686,296	4,384,070	274,546	4,658,616
Contribution margin	$6,396,163	$1,079,279	$7,475,442	$292,935	$7,768,377

The following table represents a reconciliation of segment contribution margin to consolidated U.S. GAAP income before taxes for the years ended:

	Year Ended December 31,
	2023	2022	2021
Contribution margin, excluding change in MSRs due to valuation assumptions	$1,278,059	$1,388,305	$7,768,377
Change in fair value of MSRs due to valuation assumptions, net of hedges	29,007	1,210,947	487,473
Contribution margin, including change in MSRs due to valuation assumptions	1,307,066	2,599,252	8,255,850
Less expenses not allocated to segments:
Salaries, commissions and team member benefits	862,864	968,709	936,255
General and administrative expenses	575,696	632,344	801,696
Depreciation and amortization	110,271	94,020	74,713
Interest and amortization expense on non-funding debt	153,386	153,596	230,740
Other expenses	7,746	8,672	27,545
(Loss) income before income taxes	$(402,897)	$741,911	$6,184,901

17. Non-controlling Interest

The non-controlling interest balance represents the economic interest in Holdings held by our Chairman and RHI. The following table summarizes the ownership of Holdings Units in Holdings as of:

	December 31, 2023		December 31, 2022
	Holdings Units	Ownership Percentage	Holdings Units	Ownership Percentage
Rocket Companies, Inc.'s ownership of Holdings Units	135,814,173	6.84%	123,491,606	6.26%
Holdings Units held by our Chairman	1,101,822	0.06%	1,101,822	0.06%
Holdings Units held by RHI	1,847,777,661	93.10%	1,847,777,661	93.68%
Balance at end of period	1,984,693,656	100.00%	1,972,371,089	100.00%

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
($ In Thousands, Except Per Share Amounts Or Unless Otherwise Noted)
The non-controlling interest holders have the right to exchange Holdings Units, together with a corresponding number of shares of our Class D common stock or Class C common stock (together referred to as “Paired Interests”), for, at our option, (i) shares of our Class B common stock or Class A common stock or (ii) cash from a substantially concurrent public offering or private sale (based on the price of our Class A common stock). As such, future exchanges of Paired Interests by non-controlling interest holders will result in a change in ownership and reduce or increase the amount recorded as non-controlling interest and increase or decrease additional paid-in-capital when Holdings has positive or negative net assets, respectively. As of December 31, 2023, our Chairman has not exchanged any Paired Interests.

On March 31, 2021, the Company exchanged 20,200,000 shares of Class A common stock for the equivalent number of shares of Class D common stock and Holdings Units with RHI. This transaction resulted in an increase of Rocket Companies' controlling interest and a corresponding decrease of non-controlling interest of approximately 1.0%.

During the year ended December 31, 2023 and 2022, Rocket Companies has repurchased zero and 17,698,472 shares respectively of Class A common stock under the extended and renewed Share Repurchase Program.

18. Share-based Compensation

Restricted stock units (“RSUs”) and stock options are granted to team members and directors of the Company and its affiliates under the 2020 Omnibus Incentive Plan. Share-based compensation expense is recognized on a straight-line basis over the requisite service period based on the fair value of the award on the date of grant, with forfeitures recognized as they occur.

Stock Options

The Company has granted Stock Options to certain team members that generally vest and become exercisable over a three year period, with 33.33% vesting on the first anniversary of the grant date, and the remaining 66.67% vesting ratably on a monthly basis over the 24 month period following the first anniversary of the grant date, subject to the grantee's employment or service with the Company through each applicable vesting date. The Stock Options will be exercisable, subject to vesting, for a period of 10 years after the grant date. The Stock Options activity for the period from December 31, 2020 to December 31, 2023 was as follows:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2020	25,981,429	18.01	9.6 years	57,585
Granted	49,020	$16.98	—	—
Exercised	10,466	18.00	—	9
Expired	144,257	18.00	—	—
Forfeited	1,375,310	$18.00	—	2,942
Outstanding as of December 31, 2021	24,500,416	$18.01	8.6 years	—
Granted	60,000	8.38	—	—
Exercised	—	—	—	—
Expired	1,652,408	18.01	—	—
Forfeited	1,253,258	$17.99	—	—
Outstanding as of December 31, 2022	21,654,750	$17.98	8.5 years	—
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	4,445,098	18.00	—	—
Forfeited	333,552	17.98	—	—
Outstanding as of December 31, 2023	16,876,100	$17.97	6.4 years	366,000

There were no Stock Options granted for the period ending December 31, 2023. The Company had 16,837,767, 16,919,368 and 10,995,518 stock options exercisable as of December 31, 2023, 2022 and 2021, respectively.

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
($ In Thousands, Except Per Share Amounts Or Unless Otherwise Noted)

The Company estimates the fair value of the Stock Options at the date of grant using the Black-Scholes option pricing model. The inputs to the Black-Scholes option pricing model are as follows:

	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
Expected volatility	N/A	34.0% - 36.4%	35.5%
Expected dividend yield	N/A	1.5%	1.5%
Risk-free interest rates	N/A	0.3% - 3.9%	1.3%
Expected term	N/A	5.85 years	5.85 years

The weighted average grant-date fair value of options granted during the years 2022 and 2021 was $3.11 and $5.10, respectively.

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

Restricted Stock Units

The Company has granted RSUs to certain team members and certain non-employee directors that generally vest annually or semi-annually over a three year period with 33% vesting on each of the first three anniversaries of the grant date, subject, in each case, to the grantee's employment or service with the Company through each applicable vesting date.

In connection with the acquisition of Rocket Money, the Company granted RSUs to certain team members that generally vest quarterly over an accelerated four-year period, subject to the grantee’s employment service with the Company through each applicable vesting date.

During the year-ended December 31, 2023, the Company made a one-time grant of RSUs to vest over a nine-month period, subject to the grantee’s employment with the Company through the applicable vesting date, for a total expense of approximately $34,700 that was fully vested as of December 31, 2023.

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
($ In Thousands, Except Per Share Amounts Or Unless Otherwise Noted)
The RSU activity for the period from December 31, 2020 to December 31, 2023 was as follows:

	Number of Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Service Period
Outstanding as of December 31, 2020	16,322,380	18.03	2.2 years
Granted	1,678,230	$17.01	—
Vested	3,276,242	18.02	—
Forfeited	1,367,051	$18.10	—
Outstanding as of December 31, 2021	13,357,317	$17.90	1.2 years
Granted	24,382,033	13.22	—
Vested	15,199,692	15.54	—
Forfeited	1,743,308	$16.37	—
Outstanding as of December 31, 2022	20,796,350	$14.28	2.1 years
Granted	16,816,637	8.41	—
Vested	14,006,419	12.54	—
Forfeited	2,583,262	12.62	—
Outstanding as of December 31, 2023	21,023,306	$10.96	2.1 years

Team Member Stock Purchase Plan

The Company has an employee stock purchase plan, also referred to as the Team Member Stock Purchase Plan (“TMSPP”), under which eligible team members may direct the Company to withhold up to 15% of their gross pay to purchase shares of common stock at a price equal to 85% of the closing market price on the exercise date. The TMSPP is a liability classified compensatory plan and the Company recognizes compensation expense over the offering period based on the fair value of the purchase discount. Under the TMSPP, the Company is authorized to issue up to 20,526,316 shares of its common stock to qualifying team members. There were 3,286,442, 4,609,697 and 2,778,209 shares purchased during the year ended December 31, 2023, 2022 and 2021, respectively, under the TMSPP.

Other Awards

We allocated costs associated with awards granted by Rock Holdings, Inc. (“RHI”) in the years prior to the reorganization and IPO. During the year ended December 31, 2022, all remaining RHI restricted stock units and options were cancelled and replaced with cash or a modified award denominated in Rocket Companies, Inc. shares. The incremental compensation expense related to these modifications was not material.

Additionally, certain of our subsidiaries have individual compensation plans that include equity awards and stock appreciation rights.

Share-based Compensation Expense

The components of share-based compensation expense included in Salaries, commissions and team member benefits on the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) is as follows:

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
($ In Thousands, Except Per Share Amounts Or Unless Otherwise Noted)

	Year ended December 31,
	2023	2022	2021
Rocket Companies, Inc. sponsored plans
Restricted stock units (1)	$156,841	$170,768	$107,867
Stock options (2)	18,940	36,583	40,100
Team Member Stock Purchase Plan	4,271	5,714	9,388
Subtotal Rocket Companies, Inc. sponsored plans	$180,052	$213,065	$157,355
Rock Holdings, Inc sponsored plans
Restricted stock units	—	14,451	5,413
Stock options	—	1,295	—
Subtotal Rock Holdings, Inc. sponsored plans	$—	$15,746	$5,413

Subsidiary plans	82	123	970
Total share-based compensation expense	$180,134	$228,934	$163,738

(1)    Unrecognized compensation expense as of December 31, 2023 related to these RSUs was $184,579 and is expected to be recognized over a weighted average period of 2.1 years.

(2)    Unrecognized compensation expense as of December 31, 2023 related to these Stock Options was $111 and is expected to be recognized over a weighted average period of 1.9 years.

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

Basic earnings per share of Class A common stock is computed by dividing Net (loss) income attributable to Rocket Companies by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted earnings per share of Class A common stock is computed by dividing Net (loss) income attributable to Rocket Companies by the weighted-average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive securities. There was no Class B common stock outstanding as of December 31, 2023, 2022 and 2021.

Diluted earnings per share reflects the dilutive effect of potential common shares from share-based awards and Class D common stock. The treasury stock method is used to calculate the dilutive effect of outstanding share-based awards, which assumes the proceeds upon vesting or exercise of awards would be used to purchase common stock at the average price for the period. The if-converted method is used to calculate the dilutive effect of converting Class D common stock to Class A common stock.

See Note 17, Non-controlling Interest for a description of Paired Interests and their potential impact on Class A and Class B share ownership.

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
($ In Thousands, Except Per Share Amounts Or Unless Otherwise Noted)
The following table sets forth the calculation of the basic and diluted earnings per share for the period:

	Years Ended December 31,
	2023	2022	2021
Net (loss) income	$(390,080)	$699,933	$6,072,163
Net loss (income) attributable to non-controlling interest	374,566	(653,512)	(5,763,953)
Net (loss) income attributable to Rocket Companies	(15,514)	46,421	308,210
Add: Reallocation of Net income attributable to vested, undelivered stock awards	—	22	150
Net (loss) income attributable to common shareholders	$(15,514)	$46,443	$308,360

Numerator:
Net (loss) income attributable to Class A common shareholders - basic	$(15,514)	$46,443	$308,360
Add: Reallocation of net (loss) income attributable to dilutive impact of pro-forma conversion of Class D shares to Class A shares (1)	(283,042)	503,007	4,301,126
Add: Reallocation of net (loss) income attributable to dilutive impact of share-based compensation awards (2)	(457)	545	10,948
Net (loss) income attributable to Class A common shareholders - diluted	$(299,013)	$549,995	$4,620,434
Denominator:
Weighted average shares of Class A common stock outstanding - basic	128,641,762	120,577,548	130,578,206
Add: Dilutive impact of conversion of Class D shares to Class A shares	1,848,879,483	1,848,879,483	1,853,804,962
Add: Dilutive impact of share-based compensation awards (3)	3,002,445	2,163,542	5,050,399
Weighted average shares of Class A common stock outstanding - diluted	1,980,523,690	1,971,620,573	1,989,433,567

(Loss) earnings per share of Class A common stock outstanding - basic	$(0.12)	$0.39	$2.36
(Loss) earnings per share of Class A common stock outstanding - diluted	$(0.15)	$0.28	$2.32

(1)    Net (loss) income calculated using the estimated annual effective tax rate of Rocket Companies, Inc.

(2)    Reallocation of net (loss) income attributable to dilutive impact of share-based compensation awards for the years ended December 31, 2023, 2022 and 2021 comprised of $(441), $491 and $10,660 related to restricted stock units and $(16), $54 and $288 related to TMSPP.

(3)    Dilutive impact of share-based compensation awards for the years ended December 31, 2023, 2022 and 2021 comprised of 2,895,229, 1,948,608 and 4,917,705 related to restricted stock units and 107,216, 214,934 and 132,694 related to TMSPP.

A portion of the Company stock options and restricted stock units were excluded from the computation of diluted earnings per share as the weighted portion for the period they were outstanding was determined to have an anti-dilutive effect. Stock options excluded from the computation for the year ended December 31, 2023, 2022 and 2021 were 16,876,100, 21,654,750, and 24,500,416, respectively. Restricted stock units excluded from the computation for the year ended December 31, 2023, 2022 and 2021 were 8,892,219, 19,165,177, and 16,851, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report. This system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP. Based on such evaluation, our CEO and CFO have concluded that as of December 31, 2023, our disclosure controls and procedures are designed and effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f). Our management performed an assessment of the effectiveness of our internal control over financial reporting at December 31, 2023, based on the criteria of the “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective at December 31, 2023. Based on management’s assessment, we have concluded that our internal control over financial reporting was effective at December 31, 2023.

The effectiveness of our internal control over financial reporting has been audited by Ernst & Young LLP, Independent Registered Public Accounting Firm, as stated in its report which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in our management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) of the Exchange Act during the year ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Rocket Companies, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Rocket Companies, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Rocket Companies Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income (loss) and comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 27, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Detroit, Michigan

February 27, 2024

Item 9B. Other Information

Rule 10b5-1 Trading Arrangements

Our insider trading policy permits our officers and directors to establish pre-approved stock trading plans pursuant to Rule 10b5-1 promulgated under the Securities Exchange Act of 1934, as amended. Rule 10b5-1 allows insiders to adopt written stock trading plans at a time when they are unaware of material non-public information which establish predetermined trading parameters that do not permit the insider to subsequently exercise any influence over how, when or whether to effect trades. During the fourth quarter of 2023, Matthew Rizik, a member of our board of directors, established a pre-approved Rule 10b5-1 purchase plan to acquire up to $250,000 of our Class A common stock. Mr. Rizik’s trading plan is scheduled to terminate on June 30, 2024, subject to early termination for certain specified events set forth within the plan. As required by securities laws, completed trades under the trading plan are reported by the individuals on Form 4s filed with the Securities and Exchange Commission. Mr. Rizik is our only officer or director with a Rule 10b5-1 trading plan currently in place.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The required information is incorporated by reference from the Proxy Statement pertaining to our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the Company's fiscal year end covered by this Annual Report on Form 10-K.

Item 11. Executive Compensation

The required information is incorporated by reference from the Proxy Statement pertaining to our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the Company's fiscal year end covered by this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The required information is incorporated by reference from the Proxy Statement pertaining to our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the Company's fiscal year end covered by this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The required information is incorporated by reference from the Proxy Statement pertaining to our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the Company's fiscal year end covered by this Annual Report on Form 10-K.

Item 14. Principal Accountant Fees and Services

The required information is incorporated by reference from the Proxy Statement pertaining to our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the Company's fiscal year end covered by this Annual Report on Form 10-K.

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

10.01
Registration Rights Agreement between Rock Holdings, Inc., Daniel Gilbert, the other parties thereto and Rocket Companies, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed on November 12, 2020)

10.02	Tax Receivable Agreement (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, filed on November 12, 2020)
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

10.10+	Rock Holdings Inc. 2015 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.10 to the Company's Amendment No. 2 to Form S-1 (Registration No. 333-239726) filed on July 28, 2020)
10.11+
Form of Restricted Stock Unit Award Agreement for use with the Rock Holdings Inc. 2015 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.11 to the Company's Amendment No. 2 to Form S-1 (Registration No. 333-239726) filed on July 28, 2020)

10.12	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.3 to the Company's Amendment No. 2 to Form S-1 (Registration No. 333-239726) filed on July 28, 2020)
10.13+	Form of Executive Employment Agreement (incorporated herein by reference to Exhibit 10.4 to the Company's Amendment No. 2 to Form S-1 (Registration No. 333-239726) filed on July 28, 2020)
10.14+	Form of Consulting Agreement (incorporated herein by reference to Exhibit 10.34 to the Company's Amendment No. 2 to Form S-1 (Registration No. 333-239726) filed on July 28, 2020)
10.15+	Rocket Companies, Inc. 2020 Employee Stock Purchase Plan (incorporated herein by reference to Appendix A to the Company’s Schedule 14A filed April 26, 2023)
10.16+
Amendment to Employment Agreement dated as of October 2, 2022 by and between RKT Holdings, LLC and Angelo Vitale (incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed on March 1, 2022)

10.17+
Amendment to Employment Agreement dated as of October 21, 2022 by and between RKT Holdings, LLC and Julie Booth (incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed on March 1, 2022)

10.18#
Loan and Security Agreement, dated April 30, 2018, by and between Quicken Loans Inc., as borrower, and Federal Home Loan Mortgage Corporation, solely in its capacity as lender (incorporated herein by reference to Exhibit 10.24 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.19#
Amendment No. 1 to the Loan and Security Agreement, dated April 1, 2019, by and between Quicken Loans Inc., as borrower, and the Federal Home Loan Mortgage Corporation, solely in its capacity as lender (incorporated herein by reference to Exhibit 10.24.1 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.20
Amendment No. 2 to the Loan and Security Agreement, dated June 20, 2019, by and between Quicken Loans Inc., as borrower, and the Federal Home Loan Mortgage Corporation, solely in its capacity as lender (incorporated herein by reference to Exhibit 10.24.2 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.21#
Amendment Number Two to Loan and Security Agreement (MSR Facility) dated April 28, 2023 by and between Rocket Mortgage, LLC, as borrower, and Citibank, N.A., as lender (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2023)

10.22#
Amendment Number Three to Loan and Security Agreement (MSR Facility) dated November 7, 2023 by and between Rocket Mortgage, LLC, as borrower, and Citibank, N.A., as lender (incorporated by reference to Exhibit 10.9 of the Company’s Quarterly Report on Form 10-Q filed on November 9, 2023)

10.23#
Revolving Credit Agreement, dated as of August 10, 2022, by and among Rocket Mortgage, LLC, as Borrower, the Lenders Party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed on November 9, 2022)

10.24#
Increased Commitment Supplement, dated as of August 7, 2023, by and among Rocket Mortgage, LLC, Wells Fargo Bank, National Association and JPMorgan Chase Bank, N.A., as administrative agent for itself and the other Lenders, and made with reference to that certain Revolving Credit Agreement dated as of August 10, 2022, by and among Rocket Mortgage, LLC, as Borrower, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to as Exhibit 10.6 to the Company’s Quarterly Report Filed on Form 10-Q on August 9, 2023)

10.25#
Increased Commitment Supplement, dated as of November 22, 2023, by and among Rocket Mortgage, LLC, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as administrative agent for itself and the other Lenders, and made with reference to that certain Revolving Credit Agreement dated as of August 10, 2022, by and among Rocket Mortgage, LLC, as Borrower, the Lenders Party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report Filed on Form 8-K on November 27, 2023)

10.26#
Second Amended and Restated Master Repurchase Agreement dated as of November 4, 2022 among UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as buyer, Rocket Mortgage, LLC as a seller and One Reverse Mortgage, LLC, as a seller (incorporated herein by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q, filed on November 9, 2022)

10.27
Amendment No. 1 to Second Amended and Restated Master Repurchase Agreement dated as of December 1, 2022 among UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as buyer, Rocket Mortgage, LLC as a seller and One Reverse Mortgage, LLC, as a seller (incorporated herein by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed on March 1, 2022)

10.28*
Amendment No. 2 to Second Amended and Restated Master Repurchase Agreement dated as of November 30, 2023 among UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as buyer, Rocket Mortgage, LLC as a seller and One Reverse Mortgage, LLC, as a seller

10.29#
First Amended and Restated Master Repurchase Agreement, dated August 11, 2022, by and among JPMorgan Chase Bank, N.A., as a buyer and as administrative agent for the buyers from time to time party hereto, and Rocket Mortgage, LLC, as seller (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2022)

10.30#
Amendment No. 5 to Master Repurchase Agreement, dated November 17, 2021, by and between Royal Bank of Canada, as buyer, and Rocket Mortgage, LLC., as seller (incorporated herein by reference to Exhibit 10.61 to the Company’s Annual Report on Form 10-K filed on March 1, 2022)

10.31#
Amended and Restated Master Repurchase Agreement, dated June 29, 2021, among Bank of America, N.A., as buyer, RCKT Mortgage SPE-A, LLC, as seller, and Quicken Loans, LLC, as guarantor (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on August 13, 2021)

10.32#
Amendment No. 1 to Amended and Restated Master Repurchase Agreement, dated as of May 4, 2022, by and between Bank of America, N.A., as buyer, RCKT Mortgage SPE-A, LLC, as seller and Rocket Mortgage, LLC (f/k/a Quicken Loans, LLC) as guarantor (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2022)

10.33
Amendment No. 2 to Amended and Restated Master Repurchase Agreement dated as of November 7, 2022 by and between Bank of America, N.A., as buyer, RCKT Mortgage SPE-A, LLC, as seller, and Rocket Mortgage, LLC, as guarantor (incorporated herein by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2022)

10.34
Amendment No. 3 to Amended and Restated Master Repurchase Agreement dated as of May 11, 2023 by and between Bank of America, N.A., as buyer, RCKT Mortgage SPE-A, LLC, as seller, and Rocket Mortgage, LLC, as guarantor (incorporated by reference as Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on November 9, 2023)

10.35#
Amendment No. 4 to Amended and Restated Master Repurchase Agreement dated as of September 8, 2023 by and between Bank of America, N.A., as buyer, RCKT Mortgage SPE-A, LLC, as seller, and Rocket Mortgage, LLC, as guarantor (incorporated by reference as Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q filed on November 9, 2023)

10.36#
Master Repurchase Agreement, dated September 4, 2019, by and between Citibank, N.A., as buyer, and Quicken Loans Inc., as seller (incorporated herein by reference to Exhibit 10.19 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.37
Amendment Number One to Master Repurchase Agreement, dated April 15, 2020, by and between Citibank, N.A., as buyer, and Quicken Loans, LLC, as seller (incorporated herein by reference to Exhibit 10.19.1 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.38#
Amendment Number Two to Master Repurchase Agreement, dated September 24, 2021, by and between Citibank, N.A., as buyer, and Rocket Mortgage, LLC (f/k/a Quicken Loans, LLC), as seller (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report filed on November 9, 2021)

10.39
Amendment Number Three to Master Repurchase Agreement, dated September 27, 2021, by and between Citibank, N.A., as buyer, and Rocket Mortgage, LLC (f/k/a Quicken Loans, LLC), as seller (incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report filed on November 9, 2021)

10.40#
Amendment Number Four to Master Repurchase Agreement, dated June 24, 2022, by and between Citibank, N.A., as buyer, and Rocket Mortgage, LLC, as seller (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2022)

10.41
Amendment Number Five, dated as of November 7, 2023, between Rocket Mortgage, LLC and Citibank, N.A., to the Master Repurchase Agreement, dated as of September 4, 2019, between Rocket Mortgage, LLC and Citibank, N.A. (incorporated by reference as Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q filed on November 9, 2023)

10.42
Omnibus Amendment to Master Repurchase Agreement, Pricing Side Letter, Guaranty and Netting Agreement, dated as of April 20, 2020, by and among JPMorgan Chase Bank, National Association, as buyer, QL Ginnie EBO, LLC, as seller, QL Ginnie REO, LLC, as REO Subsidiary and Quicken Loans, LLC, as guarantor (incorporated herein by reference to Exhibit 10.22.2 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.43#
Amendment No. 3 to the Master Repurchase Agreement, dated as of March 25, 2022, is among JPMorgan Chase Bank, National Association, as buyer, QL Ginnie EBO, LLC, as seller, QL Ginnie REO, LLC, as REO Subsidiary, and Rocket Mortgage, LLC, as guarantor (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2022)

10.44
Guaranty, dated December 14, 2017 (as amended, restated, supplemented, or otherwise modified from time to time), by Quicken Loans Inc., as guarantor, in favor of JPMorgan Chase Bank, National Association, as buyer (incorporated herein by reference to Exhibit 10.23 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.45#
Lease, dated as of July 6, 2004, by and between PW/MS Op Sub I, LLC, as landlord, and Quicken Loans Inc., as tenant (incorporated herein by reference to Exhibit 10.25 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.46#
First Amendment to 800 Tower Drive Lease, dated as of July 13, 2005, by and between 800 Tower SPE LLC, as landlord, and Quicken Loans Inc., as tenant (incorporated herein by reference to Exhibit 10.25.1 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.47
Second Amendment to 800 Tower Drive Lease, dated as of October 31, 2005, by and between 800 Tower SPE LLC, as landlord, and Quicken Loans Inc., as tenant (incorporated herein by reference to Exhibit 10.25.2 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.48#
Third Lease Amendment, dated as of October 10, 2006, by and between 800 Tower SPE LLC, as landlord, and Quicken Loans Inc., as tenant (incorporated herein by reference to Exhibit 10.25.3 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.49#
Fourth Lease Amendment, dated as of March 21, 2007, by and between 800 Tower SPE LLC, as landlord, and Quicken Loans Inc., as tenant (incorporated herein by reference to Exhibit 10.25.4 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.50#
Fifth Amendment of Lease, dated as of May 4, 2009, by and between Gateway Lewis, LLC, as landlord, and Quicken Loans Inc., as tenant (incorporated herein by reference to Exhibit 10.25.5 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.51#
Sixth Amendment to Lease, dated as of April 30, 2012, by and between LSREF 2 Clover REO 2, LLC, as landlord, and Quicken Loans Inc., as tenant (incorporated herein by reference to Exhibit 10.25.6 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.52#
Seventh Amendment to Lease, dated as of May 25, 2012, by and between 800 NTCC, LLC, as landlord, and Quicken Loans Inc. as tenant (incorporated herein by reference to Exhibit 10.25.7 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.53#
Eighth Amendment to Lease, dated as of November 27, 2012, by and between 800 NTCC, LLC, as landlord, and Quicken Loans Inc., as tenant (incorporated herein by reference to Exhibit 10.25.8 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.54#
Ninth Amendment to Lease, dated as of April 29, 2013, by and between 800 NTCC, LLC, as landlord, and Quicken Loans Inc., as tenant (incorporated herein by reference to Exhibit 10.25.9 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.55#
Tenth Amendment to Lease, dated as of May 18, 2015, by and between 800 NTCC, LLC, as landlord, and Quicken Loans Inc., as tenant (incorporated herein by reference to Exhibit 10.25.10 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.56#
Eleventh Amendment to Lease, dated as of November 12, 2018, between 800 NTCC, LLC, as landlord, and Quicken Loans Inc., as tenant (incorporated herein by reference to Exhibit 10.25.11 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.57#
Twelfth Amendment to Lease, executed as of August 31, 2023, but effective as of August 30, 2023, between Zorro Troy LLC, as landlord, and Rocket Mortgage, LLC, as tenant (incorporated by reference as Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on November 9, 2023)

10.58#
Lease, dated January 19, 2015, by and between 1401 Rosa Parks Blvd, LLC., as landlord, and Quicken Loans Inc., as tenant (incorporated herein by reference to Exhibit 10.26 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.59#
Amended and Restated Lease, dated October 17, 2011, by and between 611 Webward Avenue, LLC, as landlord, and Quicken Loans Inc., as tenant (incorporated herein by reference to Exhibit 10.27 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.60#
First Amendment to Amended and Restated Lease, dated June 16, 2014, by and between 611 Webward Avenue Master Tenant, LLC, as landlord, and Quicken Loans Inc., as tenant (incorporated herein by reference to Exhibit 10.91 to the Company’s Annual Report on Form 10-K filed on March 1, 2022)

10.61#
Second Amendment to Amended and Restated Lease, dated July 19, 2016, by and between 611 Webward Avenue Master Tenant, LLC, as landlord, and Quicken Loans Inc., as tenant (incorporated herein by reference to Exhibit 10.92 to the Company’s Annual Report on Form 10-K filed on March 1, 2022)

10.62#
Third Amendment to Amended and Restated Lease, dated July 2, 2021, by and between 611 Webward Avenue Master Tenant, LLC, as landlord, and Quicken Loans, LLC, as tenant (incorporated herein by reference to Exhibit 10.93 to the Company’s Annual Report on Form 10-K filed on March 1, 2022)

10.63#
Fourth Amendment to Amended and Restated Lease dated August 10, 2022 by and between 611 Webward Avenue Master Tenant LLC and Rocket Mortgage, LLC (formerly known as Quicken Loans, LLC successor-by-conversion to Quicken Loans Inc.) (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2022)

10.64#
Lease, dated September 4, 2015, by and between 615 West Lafayette LLC, as landlord, and Quicken Loans Inc, as tenant (incorporated herein by reference to Exhibit 10.28 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.65#
First Amendment to Lease, dated September 4, 2015, by and between 615 West Lafayette LLC, as landlord, and Quicken Loans Inc., as tenant (incorporated herein by reference to Exhibit 10.95 to the Company’s Annual Report on Form 10-K filed on March 1, 2022)

10.66#
Second Amendment to Lease, dated June 3, 2016, by and between 615 West Lafayette LLC, as landlord, and Quicken Loans Inc., as tenant (incorporated herein by reference to Exhibit 10.96 to the Company’s Annual Report on Form 10-K filed on March 1, 2022)

10.67#
Third Amendment to Lease, dated January 6, 2017, by and between 615 West Lafayette LLC, as landlord, and Quicken Loans Inc., as tenant (incorporated herein by reference to Exhibit 10.95 to the Company’s Annual Report on Form 10-K filed on March 1, 2022)

10.68#
Fourth Amendment to Lease, dated April 18, 2019, by and between 615 West Lafayette LLC, as landlord, and Quicken Loans Inc., as tenant (incorporated herein by reference to Exhibit 10.95 to the Company’s Annual Report on Form 10-K filed on March 1, 2022)

10.69#
Fifth Amendment to Lease, dated January 1, 2023, by and between 615 W Lafayette Master Tenant LLC, successor landlord to 615 West Lafayette LLC, and Rocket Mortgage, LLC (formerly known as Quicken Loans, LLC, successor-by-conversion to Quicken Loans Inc.), as tenant (incorporated herein by reference to Exhibit 10.65 to the Company's Annual report on Form 10-K filed on March 1, 2023)

10.70#
Amended and Restated Lease, dated as of December 31, 2014, by and between 1000 Webward LLC, as landlord, and Quicken Loans Inc., as tenant (incorporated herein by reference to Exhibit 10.29 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.71#
First Amendment to Amended and Restated Lease, dated as of May 1, 2017, by and between 1000 Webward LLC, as landlord, and Quicken Loans Inc., as tenant (incorporated herein by reference to Exhibit 10.29.1 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.72#
Second Amendment to Amended and Restated Lease, dated as of December 17, 2018, by and between 1000 Webward LLC, as landlord, and Quicken Loans Inc., as tenant (incorporated herein by reference to Exhibit 10.29.2 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.73#
Third Amendment to Amended and Restated Lease, dated as of July 16, 2021, by and between 1000 Webward LLC, as landlord, and Quicken Loans, LLC, as tenant (incorporated herein by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q filed on November 9, 2021)

10.74#
Fifth Amendment to Amended and Restated Lease dated December 12, 2022 by and between 1000 Webward LLC and Rocket Mortgage, LLC (formerly known as Quicken Loans, LLC) (incorporated herein by reference to Exhibit 10.70 to the Company’s Annual Report on Form 10-K filed on March 1, 2022)

10.75#
Lease, dated May 20, 2016, by and between Higbee Mothership LLC, as landlord, and Quicken Loans Inc., as tenant (incorporated herein by reference to Exhibit 10.30 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.76
First Amendment to Lease, dated June 20, 2016, by and between Higbee Mothership LLC, as landlord, and Quicken Loans Inc., as tenant (incorporated herein by reference to Exhibit 10.30.1 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.77#
One North Central Office Lease, dated as of June 5, 2017, by and between AGP One North Central Owner LLC, as landlord, and Quicken Loans Inc., as tenant (incorporated herein by reference to Exhibit 10.31 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.78#
Amendment to Lease, dated as of March 14, 2018, by and between AGP One North Central Owner LLC, as landlord, and Quicken Loans Inc., as tenant (incorporated herein by reference to Exhibit 10.31.1 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.79#
Second Amendment to Lease, dated as of August 12, 2019, by and between AGP One North Central Owners LLC, as landlord, and Quicken Loans Inc., as tenant (incorporated herein by reference to Exhibit 10.31.2 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.80#
Third Amendment to Lease, dated as of October 14, 2019, by and between AGP One North Central Owner LLC, as landlord, and Quicken Loans Inc., as tenant (incorporated herein by reference to Exhibit 10.31.3 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.81#
Fourth Amendment to Lease, dated as of December 30, 2020, by and between AGP One North Central Owner LLC, as landlord, and Quicken Loans, LLC, as tenant (incorporated herein by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q filed on November 9, 2021)

10.82#
Lease Agreement, dated as of April 2, 2012, by and between TC Park South, LLC, as landlord, and Quicken Loans Inc., as tenant (incorporated herein by reference to Exhibit 10.78 to the Company’s Annual Report on Form 10-K filed on March 1, 2022)

10.83#
First Amendment to Lease Agreement, dated as of March 15, 2013, by and between TC Park South, LLC, as landlord, and Quicken Loans Inc., as tenant (incorporated herein by reference to Exhibit 10.111 to the Company’s Annual Report on Form 10-K filed on March 1, 2022)

10.84#
Second Amendment to Lease Agreement, dated as of April 29, 2015, by and between TDC Green Southpark, LLC, as landlord, and Quicken Loans Inc., as tenant (incorporated herein by reference to Exhibit 10.112 to the Company’s Annual Report on Form 10-K filed on March 1, 2022)

10.85#
Third Amendment to Lease Agreement, dated as of July 19, 2016, by and between CCP Property Owner Southpark LLC, as landlord, and Quicken Loans Inc., as tenant (incorporated herein by reference to Exhibit 10.113 to the Company’s Annual Report on Form 10-K filed on March 1, 2022)

10.86#
Fourth Amendment to Lease Agreement, dated as of December 21, 2017, by and between CCP Property Owner Southpark LLC, as landlord, and Quicken Loans Inc., as tenant (incorporated herein by reference to Exhibit 10.114 to the Company’s Annual Report on Form 10-K filed on March 1, 2022)

10.87#
Fifth Amendment to Lease Agreement, dated as of January 17, 2020, by and between Two Southpark, LLC, as landlord, and Quicken Loans Inc., as tenant (incorporated herein by reference to Exhibit 10.115 to the Company’s Annual Report on Form 10-K filed on March 1, 2022)

10.88+
Offer of Employment letter dated as of July 28, 2023, by and between RKT Holdings, LLC and Varun Krishna (incorporated by reference as Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed on November 9, 2023)

10.89+
Employment Agreement dated as of July 28, 2023, by and between RKT Holdings, LLC and Varun Krishna (incorporated by reference as Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed on November 9, 2023)

10.90
Amendment No. 3 to Master Repurchase Agreement dated as of July 21, 2023 by and between Barclays Bank PLC, a public limited company formed under the laws of England and Wales, as buyer, and Rocket Mortgage, LLC, as seller (incorporated by reference as Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on November 9, 2023)

10.91#
Amendment No.4 to Master Repurchase Agreement dated as of November 1, 2023 by and between Barclays Bank PLC, a public limited company formed under the laws of England and Wales, as buyer, and Rocket Mortgage, LLC, as seller (incorporated by reference as Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q filed on November 9, 2023)

10.92+
Employment Agreement by and between RKT Holdings, LLC and Brian Brown, as amended October 2, 2022 (incorporated by reference as Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on August 9, 2023)

10.93+
Employment Agreement dated as of October 2, 2022, by and between RKT Holdings, LLC and Tina John (incorporated by reference as Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on August 9, 2023)

10.94+
Employment Agreement dated as of March 27, 2023, by and between RKT Holdings, LLC and Bill Emerson (incorporated by reference as Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed on August 9, 2023)

10.95*+	Form of Director Restricted Stock Unit Agreement for use with Rocket Companies, Inc. 2020 Omnibus Incentive Plan
21.1*	Significant Subsidiaries of Rocket Companies, Inc.
23.1*	Consent of Ernst & Young LLP, independent registered public accounting firm
31.1*	Certification of CEO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)
31.2*	Certification of CFO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)
32.1*	Certification by the CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification by the CFO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1*	Rocket Companies, Inc. Clawback Policy Effective as of September 27, 2023
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

+	Management contract or compensatory plan or arrangement.
*	Filed herewith.
#	Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The Company agrees to furnish supplementally an unredacted copy of the exhibit to the Securities and Exchange Commission upon its request.

Item 16. Form 10-K Summary

None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 27, 2024.

Rocket Companies, Inc.

By:	/s/ Varun Krishna
Name: Varun Krishna
Title: Chief Executive Officer and Director
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 27, 2024.

Signature	Title

/s/ Varun Krishna	Chief Executive Officer and Director
Varun Krishna	(Principal Executive Officer)

/s/ Brian Brown	Chief Financial Officer and Treasurer
Brian Brown	(Principal Financial Officer, Principal Accounting Officer)

/s/ Daniel Gilbert	Chairman of the Board of Directors
Daniel Gilbert

/s/ William Emerson	Director
William Emerson

/s/ Jennifer Gilbert	Director
Jennifer Gilbert

/s/ Jonathan Mariner	Director
Jonathan Mariner

/s/ Alastair Rampell	Director
Alastair Rampell

/s/ Matthew Rizik	Director
Matthew Rizik

/s/ Suzanne Shank	Director
Suzanne Shank

/s/ Nancy Tellem	Director
Nancy Tellem