Form 10-Q
period 2024-03-31
Rocket Companies, Inc.
filed 2024-05-07
CIK 1805284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of April 30, 2024, 139,476,240 shares of the registrant's Class A common stock, $0.00001 par value, and 1,848,879,483 shares of the registrant's Class D common stock, $0.00001 par value, were outstanding.

Rocket Companies, Inc.
Form 10-Q
For the period ended March 31, 2024

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)
Rocket Companies, Inc.
Condensed Consolidated Balance Sheets
($ In Thousands, Except Per Share Amounts)

	March 31, 2024	December 31, 2023
Assets	(Unaudited)
Cash and cash equivalents	$861,410	$1,108,466
Restricted cash	31,975	28,366
Mortgage loans held for sale, at fair value	9,416,229	6,542,232
Interest rate lock commitments (“IRLCs”), at fair value	202,873	132,870
Mortgage servicing rights (“MSRs”), at fair value	6,691,341	6,439,787
Notes receivable and due from affiliates	18,574	19,530
Property and equipment, net of accumulated depreciation and amortization of $556,734 and $536,196, respectively	243,476	250,856
Deferred tax asset, net	543,896	550,149
Lease right of use assets	313,408	347,696
Forward commitments, at fair value	496	26,614
Loans subject to repurchase right from Ginnie Mae	1,601,648	1,533,387
Goodwill and intangible assets, net	1,245,907	1,236,765
Other assets	1,047,942	1,015,022
Total assets	$22,219,175	$19,231,740
Liabilities and equity
Liabilities
Funding facilities	6,145,452	$3,367,383
Other financing facilities and debt
Senior Notes, net	4,034,818	4,033,448
Early buy out facility	171,748	203,208
Accounts payable	189,038	171,350
Lease liabilities	357,524	393,882
Forward commitments, at fair value	22,785	142,988
Investor reserves	95,041	92,389
Notes payable and due to affiliates	31,325	31,006
Tax receivable agreement liability	584,695	584,695
Loans subject to repurchase right from Ginnie Mae	1,601,648	1,533,387
Other liabilities	375,650	376,294
Total liabilities	$13,609,724	$10,930,030
Equity
Class A common stock, $0.00001 par value - 10,000,000,000 shares authorized, 138,811,617 and 135,814,173 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively.	$1	$1
Class B common stock, $0.00001 par value - 6,000,000,000 shares authorized, none issued and outstanding as of March 31, 2024 and December 31, 2023.	—	—
Class C common stock, $0.00001 par value - 6,000,000,000 shares authorized, none issued and outstanding as of March 31, 2024 and December 31, 2023.	—	—
Class D common stock, $0.00001 par value - 6,000,000,000 shares authorized, 1,848,879,483 shares issued and outstanding as of March 31, 2024 and December 31, 2023.	19	19
Additional paid-in capital	350,811	340,532
Retained earnings	300,494	284,296
Accumulated other comprehensive income	72	52
Non-controlling interest	7,958,054	7,676,810
Total equity	8,609,451	8,301,710
Total liabilities and equity	$22,219,175	$19,231,740
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Rocket Companies, Inc.
Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)
($ In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue
Gain on sale of loans
Gain on sale of loans excluding fair value of MSRs, net	$476,429	$265,003
Fair value of originated MSRs	222,797	204,560
Gain on sale of loans, net	699,226	469,563
Loan servicing income (loss)
Servicing fee income	345,746	366,385
Change in fair value of MSRs	56,508	(398,279)
Loan servicing income (loss), net	402,254	(31,894)
Interest income
Interest income	88,980	66,744
Interest expense on funding facilities	(51,443)	(35,112)
Interest income, net	37,537	31,632
Other income	244,699	196,767
Total revenue, net	1,383,716	666,068
Expenses
Salaries, commissions and team member benefits	541,096	603,775
General and administrative expenses	236,665	195,390
Marketing and advertising expenses	206,296	181,604
Depreciation and amortization	27,017	30,685
Interest and amortization expense on non-funding debt	38,365	38,333
Other expenses	35,907	32,268
Total expenses	1,085,346	1,082,055
Income (loss) before income taxes	298,370	(415,987)
(Provision for) benefit from income taxes	(7,656)	4,504
Net income (loss)	290,714	(411,483)
Net (income) loss attributable to non-controlling interest	(274,499)	392,960
Net income (loss) attributable to Rocket Companies	$16,215	$(18,523)

Earnings (loss) per share of Class A common stock
Basic	$0.12	$(0.15)
Diluted	$0.11	$(0.16)

Weighted average shares outstanding
Basic	136,991,743	124,732,722
Diluted	1,991,982,680	1,974,629,808

Comprehensive income (loss)
Net income (loss)	$290,714	$(411,483)
Cumulative translation adjustment	314	7
Unrealized loss on investment securities	—	(1,589)
Comprehensive income (loss)	291,028	(413,065)
Comprehensive (income) loss attributable to non-controlling interest	(274,792)	394,441
Comprehensive income (loss) attributable to Rocket Companies	$16,236	$(18,624)
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Rocket Companies, Inc.
Condensed Consolidated Statements of Changes in Equity
($ In Thousands)
(Unaudited)

	Class A Common Stock Shares	Class A Common Stock Amount	Class D Common Stock Shares	Class D Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Non-controlling Interest	Total Equity
Balance, December 31, 2022	123,491,606	$1	1,848,879,483	$19	$276,221	$300,394	$69	$7,898,845	$8,475,549
Net loss	—	—	—	—	—	(18,523)	—	(392,960)	(411,483)
Cumulative translation adjustment	—	—	—	—	—	—	—	7	7
Unrealized loss on investment securities	—	—	—	—	—	—	(101)	(1,488)	(1,589)
Share-based compensation, net	1,390,650	—	—	—	3,217	—	—	47,596	50,813
Distributions for state taxes on behalf of unit holders (members), net of refunds	—	—	—	—	—	(209)	—	326	117
Forfeitures of Special Dividend to Class A Shareholders	—	—	—	—	—	23	—	347	370
Taxes withheld on team members' restricted share award vesting	—	—	—	—	(444)	—	—	(6,550)	(6,994)
Issuance of Class A common Shares under stock compensation and benefit plans	878,817	—	—	—	456	—	—	6,794	7,250
Change in controlling interest of investment, net	—	—	—	—	15,268	(688)	—	(19,275)	(4,695)
Balance, March 31, 2023	125,761,073	$1	1,848,879,483	$19	$294,718	$280,997	$(32)	$7,533,642	$8,109,345

Balance, December 31, 2023	135,814,173	$1	1,848,879,483	$19	$340,532	$284,296	$52	$7,676,810	$8,301,710
Net income	—	—	—	—	—	16,215	—	274,499	290,714
Cumulative translation adjustment	—	—	—	—	—	—	21	293	314
Share-based compensation, net	2,458,761	—	—	—	2,060	—	—	27,722	29,782
Distributions for state taxes on behalf of unit holders (members)	—	—	—	—	—	(19)	—	(255)	(274)
Forfeitures of Special Dividend to Class A Shareholders	—	—	—	—	—	2	—	29	31
Taxes withheld on team members' restricted share award vesting	—	—	—	—	(1,152)	—	—	(15,410)	(16,562)
Issuance of Class A common Shares under stock compensation and benefit plans	538,683	—	—	—	454	—	—	6,161	6,615
Change in controlling interest of investment, net	—	—	—	—	8,917	—	(1)	(11,795)	(2,879)
Balance, March 31, 2024	138,811,617	$1	1,848,879,483	$19	$350,811	$300,494	$72	$7,958,054	$8,609,451

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Rocket Companies, Inc.
Condensed Consolidated Statements of Cash Flows
($ In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Operating activities
Net income (loss)	$290,714	$(411,483)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	27,017	30,685
Provision for (benefit from) deferred income taxes	3,907	(8,505)
Origination of MSRs	(222,797)	(204,560)
Change in fair value of MSRs, net	(52,525)	397,681
Gain on sale of loans excluding fair value of MSRs, net	(476,429)	(265,003)
Disbursements of mortgage loans held for sale	(19,739,707)	(16,785,731)
Disbursements of non-mortgage loans held for sale	(36,599)	(32,838)
Change in fair value of non-mortgage loans held for sale	1,956	348
Proceeds from sale of loans held for sale	17,168,741	15,970,958
Share-based compensation expense	30,997	51,960
Change in assets and liabilities
Due from affiliates	956	2,722
Other assets	(20,142)	(10,989)
Accounts payable	17,688	18,708
Due to affiliates	324	(3,187)
Other liabilities	(6,823)	(82,071)
Total adjustments	$(3,303,436)	$(919,822)
Net cash used in operating activities	$(3,012,722)	$(1,331,305)
Investing activities
Proceeds from sale of MSRs	$56,707	$81,539
Net purchase of MSRs	(17,364)	(3,285)
Decrease in mortgage loans held for investment	10,144	3,190
Purchases of investment securities, available for sale	—	(5,472)
Sales of investment securities, available for sale	—	6,479
Purchase and other additions of property and equipment, net of disposals	(14,027)	(18,210)
Net cash provided by investing activities	$35,460	$64,241
Financing activities
Net borrowings on funding facilities	$2,778,069	$1,687,335
Net payments on early buy out facility	(31,460)	(249,051)
Net (payments) borrowings on notes payable from unconsolidated affiliates	(5)	174
Stock issuance	5,403	6,122
Taxes withheld on team members' restricted share award vesting	(16,562)	(6,994)
Distributions to other unit holders (members of Holdings)	(1,944)	(1,938)
Net cash provided by financing activities	$2,733,501	$1,435,648
Effects of exchange rate changes on cash and cash equivalents	314	7
Net (decrease) increase in cash and cash equivalents and restricted cash	(243,447)	168,591
Cash and cash equivalents and restricted cash, beginning of period	1,136,832	789,099
Cash and cash equivalents and restricted cash, end of period	$893,385	$957,690
Non-cash activities
Loans transferred to other real estate owned	$1,248	$726
Supplemental disclosures
Cash paid for interest on related party borrowings	$429	$424

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
($ in Thousands, Except Per Share Amounts or Unless Otherwise Noted)

1. Business, Basis of Presentation and Accounting Policies

Rocket Companies, Inc. (the “Company”, and together with its consolidated subsidiaries, “Rocket Companies”, “we”, “us”, “our”) was incorporated in Delaware on February 26, 2020 as a wholly owned subsidiary of Rock Holdings Inc. (“RHI”) for the purpose of facilitating an initial public offering (“IPO”) of its Class A common stock, $0.00001 par value (the “Class A common stock”) and other related transactions in order to carry on the business of RKT Holdings, LLC (“Holdings”) and its wholly owned subsidiaries.

We are a Detroit‑based fintech company including mortgage, real estate and personal finance business. We are committed to delivering industry-best client experiences through our AI-fueled homeownership strategy. Our full suite of products empowers our clients across financial wellness, personal loans, home search, mortgage finance, title and closing. We believe our widely recognized “Rocket” brand is synonymous with simple, fast, and trusted digital experiences. Through these businesses, we seek to deliver innovative client solutions leveraging our Rocket platform. Our business operations are organized into the following two segments: (1) Direct to Consumer and (2) Partner Network, refer to Note 11, Segments.

Rocket Companies, Inc. is a holding company. Its primary material asset is the equity interest in Holdings which, including through its direct and indirect subsidiaries, conducts a majority of the Company's operations. Holdings is a Michigan limited liability company and wholly owns the following entities, with each entity's subsidiaries identified in parentheses: Rocket Mortgage, LLC, Amrock Holdings, LLC (“Amrock”), Amrock Title Insurance Company (“ATI”), LMB HoldCo LLC (“Core Digital Media”), RCRA Holdings LLC (Rock Connections LLC dba “Rocket Connections”), Rocket Homes Real Estate LLC (“Rocket Homes”), RockLoans Holdings LLC (“Rocket Loans”), Rock Central LLC dba Rocket Central, Rocket Money, Inc.(“Rocket Money”), Rocket Worldwide Holdings Inc. (EFB Holdings Inc. (“Rocket Mortgage Canada”) and Lendesk Canada Holdings Inc. (“Lendesk Technologies”)), Woodward Capital Management LLC, and Rocket Card, LLC. As used herein, “Rocket Mortgage” refers to either the Rocket Mortgage brand or platform, or the Rocket Mortgage business, as the context allows.

Effective April 1, 2024, Rock Central LLC dba Rocket Central merged into RKT Holdings, LLC.

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

The Company's derivatives, IRLCs, MSRs, mortgage and non-mortgage loans held for sale, and trading investment securities are measured at fair value on a recurring basis. Additionally, other assets may be required to be measured at fair value in the condensed consolidated financial statements on a nonrecurring basis. For further details of the Company's transactions refer to Note 2, Fair Value Measurements.

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

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Thousands, Except Per Share Amounts or Unless Otherwise Noted)
Our condensed consolidated financial statements are unaudited and presented in U.S. dollars. They have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The interim financial information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC. In our opinion, these condensed consolidated financial statements include all normal and recurring adjustments considered necessary for a fair statement of our results of operations, financial position and cash flows for the periods presented. Certain prior period amounts have been reclassified to conform to the current period financial statement presentation. However, our results of operations for any interim period are not necessarily indicative of the results that may be expected for a full fiscal year or for any other future period.

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

Subsequent Events

In preparing these condensed consolidated financial statements, the Company evaluated events and transactions for potential recognition or disclosure through the date these condensed consolidated financial statements were issued. Refer to Note 5, Borrowings for disclosures on changes to the Company's debt agreements that occurred subsequent to March 31, 2024. In addition, on May 7, 2024, Rocket Mortgage entered into a new Master Repurchase Agreement among Morgan Stanley Bank, N.A., as buyer, Morgan Stanley Mortgage Capital Holdings LLC, as agent and Rocket Mortgage as seller. The facility amount is $1.0 billion.

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

Interest income, net — includes interest earned on mortgage loans held for sale and mortgage loans held for investment net of the interest expense paid on our loan funding facilities. Interest income is recorded as earned and interest expense is recorded as incurred. Interest income is accrued and credited to income daily based on the unpaid principal balance (“UPB”) outstanding. The accrual of interest is generally discontinued when a loan becomes 90 days past due.

Other income — is derived primarily from deposit income, personal finance subscription revenue, closing fees, net appraisal revenue, net title insurance fees, personal loans business, real estate network referral fees, and professional service fees.

The following significant revenue streams fall within the scope of ASC Topic 606 — Revenue from Contracts with Customers and are disaggregated hereunder. The remaining revenue streams within the scope of ASC 606 are immaterial, both individually and in aggregate.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Thousands, Except Per Share Amounts or Unless Otherwise Noted)

Rocket Money subscription revenue — The Company recognizes subscription revenue ratably over the contract term beginning on the commencement date of each contract. We have determined that subscriptions represent a stand-ready obligation to perform over the subscription term. These performance obligations are satisfied over time as the customer simultaneously receives and consumes the benefits. Contracts are one month to one year in length. Subscription revenues were $60,591 and $39,185 for the three months ended March 31, 2024 and 2023, respectively.

Amrock closing fees — The Company recognizes closing fees for non-recurring services provided in connection with the origination of the loan. These fees are recognized at the time of loan closing for purchase transactions or at the end of a client's three-day rescission period for refinance transactions, which represents the point in time the loan closing services performance obligation is satisfied. The consideration received for closing services is a fixed fee per loan that varies by state and loan type. Closing fees were $21,512 and $17,488 for the three months ended March 31, 2024 and 2023, respectively.

Amrock appraisal revenue, net — The Company recognizes appraisal revenue when the appraisal service is completed. The Company may choose to deliver appraisal services directly to its client or subcontract such services to a third-party licensed and/or certified appraiser. In instances where the Company performs the appraisal, revenue is recognized as the gross amount of consideration received at a fixed price per appraisal. The Company is an agent in instances where a third-party appraiser is involved in the delivery of appraisal services and revenue is recognized net of third-party appraisal expenses. Appraisal revenue, net of intercompany eliminations, were $8,857 and $11,866 for the three months ended March 31, 2024 and 2023, respectively.

Rocket Homes real estate network referral fees — The Company recognizes real estate network referral fee revenue based on arrangements with partner agencies contingent on the closing of a transaction. As this revenue stream is variable, and is contingent on the successful transaction close, the revenue is constrained until the occurrence of the transaction. At this point, the constraint on recognizing revenue is deemed to have been lifted and revenue is recognized for the consideration expected to be received. Real estate network referral fees, net of intercompany eliminations, were $10,870 and $6,971 for the three months ended March 31, 2024 and 2023, respectively.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. We maintain our bank accounts with a relatively small number of high-quality financial institutions.

Restricted cash as of March 31, 2024 and 2023 consisted of cash on deposit for a repurchase facility and client application deposits, title premiums collected from the insured that are due to the underwritten, and principal and interest received in collection accounts for purchased assets.

	March 31,
	2024	2023
Cash and cash equivalents	$861,410	$893,383
Restricted cash	31,975	64,307
Total cash, cash equivalents, and restricted cash in the statement of cash flows	$893,385	$957,690

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

Rocket Companies, Inc.’s relationship with Holdings results in no recourse to the general credit of Rocket Companies, Inc. Holdings and its consolidated subsidiaries represents Rocket Companies, Inc.’s sole investment. Rocket Companies, Inc. shares in the income and losses of Holdings in direct proportion to Rocket Companies, Inc.'s ownership percentage. Further, Rocket Companies, Inc. has no contractual requirement to provide financial support to Holdings.

Rocket Companies, Inc.’s financial position, performance and cash flows effectively represent those of Holdings and its subsidiaries as of and for the period ended March 31, 2024.

Recently Adopted Accounting Standards

In March 2023, the FASB issued ASU 2023-01: Leases (Topic 842) – Common Control Arrangements. The new guidance requires all lessees in a lease with a lessor under common control to amortize leasehold improvements over the useful life of the common control group and provides new guidance for recognizing a transfer of assets between entities under common control as an adjustment to equity when the lessee no longer controls the use of the underlying asset. This guidance is effective for fiscal years beginning after December 15, 2023. There was no impact to the Company’s Consolidated Financial Statements and related disclosures upon adoption in January of 2024.

Accounting Standards Issued but Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07: Improvements to Reportable Segment Disclosures. The new guidance requires additional disclosures around significant segment expenses and the chief operating decision maker. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods with fiscal years beginning after December 15, 2024. The Company is in the process of evaluating the requirements of the update, which is expected to result in expanded disclosures upon adoption.

In December 2023, the FASB issued ASU 2023-09: Income Taxes (Topic 740) – Improvements to Income Tax Disclosures. The new guidance requires additional disclosures relating to the tax rate reconciliation and the income taxes paid information. The guidance is effective for fiscal years beginning after December 15, 2024. The Company is in the process of evaluating the requirements of the update, which is expected to result in expanded disclosures upon adoption.

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

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
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

The following is a description of measurement techniques for items recorded at fair value on a recurring basis. There were no material items recorded at fair value on a nonrecurring basis as of March 31, 2024 or December 31, 2023.

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

Investment securities: Investment securities are trading debt securities that are recorded at fair value using observable market prices for similar securities or identical securities that are traded in less active markets, which are classified as Level 2 and include highly rated municipal, government, and corporate bonds. During the three months ended March 31, 2023, these securities were classified as available for sale and then subsequently in 2023 transferred to trading securities which reflects the more active buying and selling of these investment securities.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The table below shows a summary of financial statement items that are measured at estimated fair value on a recurring basis, including assets measured under the fair value option. There were no material transfers of assets or liabilities recorded at fair value on a recurring basis between Levels 1, 2 or 3 during the three months ended March 31, 2024 or the year ended December 31, 2023.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Thousands, Except Per Share Amounts or Unless Otherwise Noted)

	Level 1	Level 2	Level 3	Total
Balance at March 31, 2024
Assets:
Mortgage loans held for sale (1)	$—	$9,030,443	$385,786	$9,416,229
IRLCs	—	—	202,873	202,873
MSRs	—	—	6,691,341	6,691,341
Forward commitments	—	496	—	496
Investment securities (2)	—	39,388	—	39,388
Non-mortgage loans held for sale (2)	—	—	197,661	197,661
Total assets	$—	$9,070,327	$7,477,661	$16,547,988
Liabilities:
Forward commitments	$—	$22,785	$—	$22,785
Total liabilities	$—	$22,785	$—	$22,785

Balance at December 31, 2023
Assets:
Mortgage loans held for sale (1)	$—	$6,103,714	$438,518	$6,542,232
IRLCs	—	—	132,870	132,870
MSRs	—	—	6,439,787	6,439,787
Forward commitments	—	26,614	—	26,614
Investment securities (2)	—	39,518	—	39,518
Non-mortgage loans held for sale (2)	—	—	163,018	163,018
Total assets	$—	$6,169,846	$7,174,193	$13,344,039
Liabilities:
Forward commitments	$—	$142,988	$—	$142,988
Total liabilities	$—	$142,988	$—	$142,988
(1)     As of March 31, 2024 and December 31, 2023, $176.0 million and $195.6 million of unpaid principal balance of the level 3 mortgage loans held for sale were 90 days or more delinquent and were considered in non-accrual status.

(2)    These are included in Other assets on the Condensed Consolidated Balance Sheets.

The following tables present the quantitative information about recurring Level 3 fair value financial instruments and the fair value measurements as of:

	March 31, 2024		December 31, 2023
Unobservable Input	Range	Weighted Average	Range	Weighted Average
Mortgage loans held for sale
Model pricing	69% - 100%	86%	68% - 100%	87%
IRLCs
Pull-through probability	0% - 100%	75%	0% - 100%	72%
MSRs
Discount rate	9.5% - 12.5%	9.9%	9.5% - 12.5%	9.9%
Conditional prepayment rate	6.7% - 36.7%	7.5%	6.6% - 37.0%	7.5%
Non-mortgage loans held for sale
Discount rate	8.5% - 9.3%	8.6%	8.5% - 9.3%	8.6%

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Thousands, Except Per Share Amounts or Unless Otherwise Noted)
The table below presents a reconciliation of Level 3 assets measured at fair value on a recurring basis for the three months ended March 31, 2024 and 2023. Mortgage servicing rights are also classified as a Level 3 asset measured at fair value on a recurring basis and its reconciliation is found in Note 3, Mortgage Servicing Rights.

	Mortgage Loans Held for Sale	IRLCs	Non-Mortgage Loans Held for Sale
Balance at December 31, 2023	$438,518	$132,870	$163,018
Transfers in (1)	109,170	—	60,296
Transfers out/principal reductions (1)	(155,715)	—	(23,697)
Net transfers and revaluation gains	—	70,003	—
Total losses included in net income (loss) for assets held at the end of the reporting date	(6,187)	—	(1,956)
Balance at March 31, 2024	$385,786	$202,873	$197,661

Balance at December 31, 2022	$1,082,730	$90,635	$—
Transfers in (1)	211,058	—	32,838
Transfers out/principal reductions (1)	(511,310)	—	—
Net transfers and revaluation gains	—	91,477	—
Total losses included in net income (loss) for assets held at the end of the reporting date	(18,717)	—	(348)
Balance at March 31, 2023	$763,761	$182,112	$32,490
(1)    Transfers in represent loans repurchased from investors or loans originated for which an active market currently does not exist. Transfers out primarily represent loans sold to third parties and loans paid in full.

Fair Value Option

The following is the estimated fair value and UPB of mortgage and non-mortgage loans held for sale that have contractual principal amounts and for which the Company has elected the fair value option. The fair value option was elected for mortgage and non-mortgage loans held for sale as the Company believes fair value best reflects their expected future economic performance:

	Fair Value	Principal Amount Due Upon Maturity	Difference (1)
Balance at March 31, 2024
Mortgage loans held for sale	$9,416,229	$9,283,728	$132,501
Non-mortgage loans held for sale	$197,661	$205,171	$(7,510)

Balance at December 31, 2023
Mortgage loans held for sale	$6,542,232	$6,418,082	$124,150
Non-mortgage loans held for sale	$163,018	$168,573	$(5,555)
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

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Thousands, Except Per Share Amounts or Unless Otherwise Noted)

	March 31, 2024		December 31, 2023
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior Notes, due 10/15/2026	$1,144,288	$1,063,094	$1,143,716	$1,064,520
Senior Notes, due 1/15/2028	61,496	60,254	61,463	60,469
Senior Notes, due 3/1/2029	745,070	674,378	744,819	679,455
Senior Notes, due 3/1/2031	1,240,649	1,089,612	1,240,311	1,105,088
Senior Notes, due 10/15/2033	843,315	719,619	843,139	725,458
Total Senior Notes, net	$4,034,818	$3,606,957	$4,033,448	$3,634,990

The fair value of Senior Notes was calculated using the observable bond price at March 31, 2024 and December 31, 2023, respectively. The Senior Notes are classified as Level 2 in the fair value hierarchy.

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

The following table summarizes changes to the MSR assets:

	Three Months Ended March 31,
	2024	2023
Fair value, beginning of period	$6,439,787	$6,946,940
MSRs originated	222,797	204,560
MSRs sales	(51,344)	(81,538)
MSRs purchases	16,695	—
Changes in fair value:
Due to changes in valuation model inputs or assumptions (1)	227,369	(217,802)
Due to collection/realization of cash flows	(163,963)	(182,221)
Total changes in fair value	63,406	(400,023)
Fair value, end of period	$6,691,341	$6,669,939

(1)    Reflects changes in market interest rates and assumptions, including discount rates and prepayment speeds, and the effects of contractual prepayment protection associated with sales or purchases of MSRs. It does not include the change in fair value of derivatives that economically hedge MSRs identified for sale or the effects of contractual prepayment protection resulting from sales or purchases of MSRs.

The Company retains the right to service a majority of these loans upon sale through ownership of servicing rights. The total UPB of mortgage loans serviced, excluding subserviced loans, at March 31, 2024 and December 31, 2023 was $468,544,964 and $468,237,971, respectively. The portfolio primarily consists of high-quality performing agency and government (FHA and VA) loans. As of March 31, 2024 and December 31, 2023, delinquent loans (defined as 60-plus days past-due) were 1.17% and 1.23%, respectively, of our total portfolio.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Thousands, Except Per Share Amounts or Unless Otherwise Noted)
The following is a summary of the weighted average discount rate and prepayment speed assumptions used to determine the fair value of MSRs as well as the expected life of the loans in the servicing portfolio:

	March 31, 2024	December 31, 2023
Discount rate	9.9%	9.9%
Prepayment speeds	7.5%	7.5%
Life (in years)	7.82	7.83

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

The following sensitivity analysis shows the potential impact on the fair value of the Company’s MSRs based on hypothetical changes in key assumptions, including the discount rate and prepayment speeds:

	Discount Rate		Prepayment Speeds
	100 BPS Adverse Change	200 BPS Adverse Change	10% Adverse Change	20% Adverse Change
March 31, 2024
Mortgage servicing rights	$(292,585)	$(561,494)	$(185,079)	$(358,893)
December 31, 2023
Mortgage servicing rights	$(279,493)	$(536,573)	$(183,254)	$(356,871)

4. Mortgage Loans Held for Sale

The Company sells substantially all of its originated mortgage loans into the secondary market. Mortgage loans held for sale are loans originated that are expected to be sold into the secondary market. Below is a roll forward of the activity in mortgage loans held for sale:

	Three Months Ended March 31,
	2024	2023
Balance at the beginning of period	$6,542,232	$7,343,475
Disbursements of mortgage loans held for sale	19,739,707	16,785,731
Proceeds from sales of mortgage loans held for sale (1)	(17,154,297)	(15,963,604)
Gain on sale of mortgage loans excluding fair value of other financial instruments, net (2)	288,587	273,112
Balance at the end of period	$9,416,229	$8,438,714

(1)    The proceeds from sales of loans held for sale on the Condensed Consolidated Statements of Cash Flows includes amounts related to the sale of non-mortgage loans.

(2)    The Gain on sale of loans excluding fair value of MSRs, net on the Condensed Consolidated Statements of Cash Flows includes amounts related to the sale of non-mortgage loans, interest rate lock commitments, forward commitments, and provision for investor reserves.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Thousands, Except Per Share Amounts or Unless Otherwise Noted)
Credit Risk

The Company is subject to credit risk associated with mortgage loans that it purchases and originates during the period of time prior to the sale of these loans. The Company considers credit risk associated with these loans to be minimal as it holds the loans for a short period of time, which for the three months ended March 31, 2024 is generally less than 45 days from the date of borrowing, and the market for these loans continues to be highly liquid. The Company is also subject to credit risk associated with mortgage loans it has repurchased as a result of breaches of representations and warranties during the period of time between repurchase and resale.

5. Borrowings

The Company maintains various funding facilities, financing facilities, and unsecured senior notes, as shown in the tables below. Interest rates typically have two main components; a base rate - most commonly SOFR, which is sometimes subject to a minimum floor, plus a spread. Some funding facilities have a commitment fee, which can be up to 50 basis points per year. The commitment fee charged by lenders is calculated based on the committed line amount multiplied by a negotiated rate. The Company is required to maintain certain covenants, including minimum tangible net worth, minimum liquidity, maximum total debt or liabilities to net worth ratio, pretax net income requirements, and other customary debt covenants, as defined in the agreements. The Company was in compliance with all covenants as of March 31, 2024 and December 31, 2023.

The amount owed and outstanding on the Company’s loan funding facilities fluctuates based on its origination volume, the amount of time it takes the Company to sell the loans it originates, and the Company’s ability to use its cash to self-fund loans. In addition to self-funding, the Company may use surplus cash to “buy-down” the effective interest rate of certain loan funding facilities or to self-fund a portion of our loan originations. Buy-down funds are included in Cash and cash equivalents on the Condensed Consolidated Balance Sheets. We have the ability to withdraw these funds at any time, unless a margin call has been made or a default has occurred under the relevant facilities. We will also deploy cash to self-fund loan originations, a portion of which can be transferred to a mortgage loan funding facility or the early buy out line, provided that such loans meet the eligibility criteria to be placed on such lines. The remaining portion will be funded in normal course over a short period of time, generally less than 45 days.

The terms of the Senior Notes restrict our ability and the ability of our subsidiary guarantors among other things to: (1) merge, consolidate or sell, transfer or lease assets, and; (2) create liens on assets.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Thousands, Except Per Share Amounts or Unless Otherwise Noted)
Mortgage Funding Facilities

Facility Type	Collateral	Maturity	Line Amount	Committed Line Amount	Outstanding Balance as of March 31, 2024	Outstanding Balance as of December 31, 2023
Mortgage Loan funding:
1) Master Repurchase Agreement (6)	Mortgage loans held for sale (5)	11/27/2024	1,000,000	100,000	984,409	397,265
2) Master Repurchase Agreement (6)	Mortgage loans held for sale (5)	8/9/2024	2,000,000	250,000	570,200	429,976
3) Master Repurchase Agreement (1)(6)	Mortgage loans held for sale (5)	1/24/2025	1,500,000	550,000	544,191	552,079
4) Master Repurchase Agreement (6)	Mortgage loans held for sale (5)	9/8/2025	1,000,000	250,000	991,311	547,016
5) Master Repurchase Agreement (2)(6)	Mortgage loans held for sale (5)	11/6/2025	1,500,000	250,000	176,694	106,063
6) Master Repurchase Agreement (6)	Mortgage loans held for sale (5)	7/21/2025	1,000,000	100,000	270,294	241,574
7) Master Repurchase Agreement (6)	Mortgage loans held for sale (5)	9/26/2025	800,000	100,000	799,659	507,302
			$8,800,000	$1,600,000	$4,336,758	$2,781,275
Mortgage Loan Early Funding:
8) Early Funding Facility (3)(6)	Mortgage loans held for sale (5)	(3)	$5,000,000	$—	$1,018,918	$286,594
9) Early Funding Facility (4)(6)	Mortgage loans held for sale (5)	(4)	2,000,000	—	646,676	183,414
			7,000,000	—	1,665,594	470,008

Total Mortgage Funding Facilities			$15,800,000	$1,600,000	$6,002,352	$3,251,283

Personal Loan funding:
10) Revolving Credit and Security Agreement (6)	Personal loans held for sale	1/30/2025	$175,000	$175,000	$143,100	$116,100

Total Funding Facilities			$15,975,000	$1,775,000	$6,145,452	$3,367,383

(1)    This facility has a 12-month initial term, which can be extended for 3-months at each subsequent 3-month anniversary from the initial start date. Subsequent to March 31, 2024, this facility was extended to April 25, 2025.

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

(6)    The interest rates charged by lenders on funding facilities included the applicable base rate plus a spread ranging from 1.00% to 1.80% for the three months ended March 31, 2024, and for the year ended December 31, 2023.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Thousands, Except Per Share Amounts or Unless Otherwise Noted)
Financing Facilities

Facility Type	Collateral	Maturity	Line Amount	Committed Line Amount	Outstanding Balance as of March 31, 2024	Outstanding Balance as of December 31, 2023
Line of Credit Financing Facilities
1) Unsecured line of credit (1)	—	7/27/2025	$2,000,000	$—	$—	$—
2) Unsecured line of credit (1)	—	7/31/2025	100,000	—	—	—
3) Revolving credit facility (4)	—	8/10/2025	1,250,000	1,250,000	—	—
4) MSR line of credit (4)	MSRs	11/8/2024	500,000	—	—	—
5) MSR line of credit (2)(4)	MSRs	11/6/2025	1,500,000	250,000	—	—
			$5,350,000	$1,500,000	$—	$—
Early Buyout Financing Facility
6) Early buy out facility (3)(4)	Loans/ Advances	4/15/2024	$1,500,000	$—	$171,748	$203,208
(1)    Refer to Note 6, Transactions with Related Parties for additional details regarding this unsecured line of credit.

(2)    This facility is a sublimit of Master Repurchase Agreement 5, found above in Mortgage Funding Facilities. Refer to Subfootnote 2, Mortgage Funding Facilities for additional details regarding this financing facility.

(3)    Subsequent to March 31, 2024, this facility was extended to May 31, 2024.

(4)    The interest rates charged by lenders on the financing facilities included the applicable base rate, plus a spread ranging from 1.45% to 3.25% for the three months ended March 31, 2024 and 1.45% to 4.00% for the year ended December 31, 2023.

Unsecured Senior Notes

Facility Type	Maturity	Interest Rate	Outstanding Principal March 31, 2024	Outstanding Principal December 31, 2023
Unsecured Senior Notes (1)	10/15/2026	2.875%	$1,150,000	$1,150,000
Unsecured Senior Notes (2)	1/15/2028	5.250%	61,985	61,985
Unsecured Senior Notes (3)	3/1/2029	3.625%	750,000	750,000
Unsecured Senior Notes (4)	3/1/2031	3.875%	1,250,000	1,250,000
Unsecured Senior Notes (5)	10/15/2033	4.000%	850,000	850,000
Total Senior Notes			$4,061,985	$4,061,985

Weighted Average Interest Rate			3.59%	3.59%

(1)    The 2026 Senior Notes are unsecured obligation notes with no asset required to pledge for this borrowing. Unamortized debt issuance costs are presented net against the Senior Notes reducing the $1,150,000 carrying amount on the Condensed Consolidated Balance Sheets by $5,712 and $6,284 as of March 31, 2024 and December 31, 2023, respectively.

(2)    The 2028 Senior Notes are unsecured obligation notes with no asset required to pledge for this borrowing. Unamortized debt issuance costs and discounts are presented net against the Senior Notes reducing the $61,985 carrying amount on the Condensed Consolidated Balance Sheets by $267 and $222 as of March 31, 2024, respectively, and $285 and $237, as of December 31, 2023, respectively.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Thousands, Except Per Share Amounts or Unless Otherwise Noted)
(3)    The 2029 Senior Notes are unsecured obligation notes with no asset required to pledge for this borrowing. Unamortized debt issuance costs are presented net against the Senior Notes reducing the $750,000 carrying amount on the Condensed Consolidated Balance Sheets by $4,930 and $5,181 as of March 31, 2024 and December 31, 2023, respectively.

(4)    The 2031 Senior Notes are unsecured obligation notes with no asset required to pledge for this borrowing. Unamortized debt issuance costs are presented net against the Senior Notes reducing the $1,250,000 carrying amount on the Condensed Consolidated Balance Sheets by $9,351 and $9,689 as of March 31, 2024 and December 31, 2023, respectively.

(5)    The 2033 Senior Notes are unsecured obligation notes with no asset required to pledge for this borrowing. Unamortized debt issuance costs are presented net against the Senior Notes reducing the $850,000 carrying amount on the Condensed Consolidated Balance Sheets by $6,685 and $6,861 as of March 31, 2024 and December 31, 2023, respectively.

Refer to Note 2, Fair Value Measurements for information pertaining to the fair value of the Company’s debt as of March 31, 2024 and December 31, 2023.

6. Transactions with Related Parties

The Company has entered into various transactions and agreements with RHI, its subsidiaries, certain other affiliates and related parties (collectively, “Related Parties”). These transactions include providing financing and services as well as obtaining financing and services from these Related Parties.

Financing Arrangements

On June 9, 2017, Rocket Mortgage and RHI entered into an unsecured line of credit, as further amended and restated on September 16, 2021 (“RHI Line of Credit”), pursuant to which Rocket Mortgage has a borrowing capacity of $2,000,000. The RHI Line of Credit matures on July 27, 2025. Borrowings under the line of credit bear interest at a rate per annum of the applicable base rate, plus a spread of 1.25%. The line of credit is uncommitted and RHI has sole discretion over advances. The RHI Line of Credit also contains negative covenants which restrict the ability of the Company to incur debt and create liens on certain assets. It also requires Rocket Mortgage to maintain a quarterly consolidated net income before taxes if adjusted tangible net worth meets certain requirements. The Company did not draw on the RHI Line of Credit during the period and there were no outstanding amounts due as of March 31, 2024 and December 31, 2023, respectively.

RHI and ATI are parties to a surplus debenture, effective as of December 28, 2015, and as further amended and restated on July 31, 2023 (the “RHI/ATI Debenture”), pursuant to which ATI is indebted to RHI for an aggregate principal amount of $21,500. The RHI/ATI Debenture matures on December 31, 2030. Interest under the RHI/ATI Debenture accrues at an annual rate of 8%. Principal and interest under the RHI/ATI Debenture are due and payable quarterly, in each case subject to ATI achieving a certain amount of surplus and payments of all interest before principal payments begin. Any unpaid amounts of principal and interest shall be due and payable upon the maturity of the RHI/ATI Debenture. ATI repaid an aggregate of $434 and $250 for the three months ended March 31, 2024 and 2023, respectively. The total amount of interest accrued was $429 and $424 for the three months ended March 31, 2024 and 2023, respectively. The aggregate amount due to RHI was $30,260 and $30,264 as of March 31, 2024 and December 31, 2023, respectively.

On July 31, 2020, Holdings and RHI entered into an agreement for an uncommitted, unsecured revolving line of credit (“RHI 2nd Line of Credit”), which will provide for financing from RHI to the Company of up to $100,000. The RHI 2nd Line of Credit matures on July 31, 2025. Borrowings under the line of credit will bear interest at a rate per annum of the applicable base rate plus a spread of 1.25%. The negative covenants of the line of credit restrict the ability of the Company to incur debt and create liens on certain assets. The line of credit also contains customary events of default. There Company did not draw on the RHI 2nd Line of Credit during the period and there were no amounts outstanding as of March 31, 2024 and December 31, 2023, respectively.

The Notes receivable and due from affiliates was $18,574 and $19,530 as of March 31, 2024 and December 31, 2023, respectively. The Notes payable and due to affiliates was $31,325 and $31,006 as of March 31, 2024 and December 31, 2023, respectively.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Thousands, Except Per Share Amounts or Unless Otherwise Noted)
Services, Products and Other Transactions

We have entered into transactions and agreements to provide certain services to Related Parties. We recognized revenue of $1,646 and $2,316 for the three months ended March 31, 2024 and 2023, respectively, for the performance of these services, which was included in Other income on the Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss). We have also entered into transactions and agreements to purchase certain services, products and other transactions from Related Parties. We incurred expenses of $625 and $499, which are included in Salaries, commissions and team member benefits; $12,222 and $11,771, which are included in General and administrative expenses; and $3,630 and $3,960, which are included in Marketing and advertising expenses, for the three months ended March 31, 2024 and 2023, respectively, on the Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss).

The Company has also entered into a Tax Receivable Agreement with RHI and our Chairman as described further in Note 7, Income Taxes. The Company has also guaranteed the debt of a related party as described further in Note 9, Commitments, Contingencies, and Guarantees.

Lease Transactions with Related Parties

The Company is a party to lease agreements for certain offices, including our headquarters in Detroit, with various affiliates of Bedrock Management Services LLC (“Bedrock”), a related party, and other related parties of the Company. The Company incurred expenses related to these arrangements of $19,570 and $17,897, which are included in General and administrative expenses, for the three months ended March 31, 2024 and 2023, respectively, on the Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss).

7. Income Taxes

The Company had income tax expense of $7,656 on Income before income taxes of $298,370 for the three months ended March 31, 2024. The Company had an income tax benefit of $4,504 on Loss before income taxes of $415,987 for the three months ended March 31, 2023.

The Company’s income tax expense varies from the expense that would be expected based on statutory rates due principally to its organizational structure. Rocket Companies owns a portion of the units of Holdings, which is treated as a partnership for U.S. federal tax purposes and in most applicable jurisdictions for state and local income tax purposes. The remaining portion of Holdings is owned by RHI and our Chairman (“LLC Members”). As a partnership, Holdings is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by Holdings is passed through and included in the taxable income or loss of its members, including Rocket Companies, in accordance with the terms of the operating agreement of Holdings (the “Holdings Operating Agreement”). Rocket Companies is a C Corporation and is subject to U.S. federal, state, and local income taxes with respect to its allocable share of any taxable income of Holdings.

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

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Thousands, Except Per Share Amounts or Unless Otherwise Noted)
The Company previously entered into a Tax Receivable Agreement (the “Tax Receivable Agreement”) with the LLC Members that will obligate the Company to make payments to the LLC Members generally equal to 90% of the applicable cash tax savings that the Company actually realizes or in some cases is deemed to realize as a result of the tax attributes generated by (i) certain increases in our allocable share of the tax basis in Holdings’ assets resulting from (a) the purchases of Holdings Units (along with the corresponding shares of our Class D common stock or Class C common stock) from the LLC Members (or their transferees of Holdings Units or other assignees) using the net proceeds from our initial public offering or in any future offering, (b) exchanges by the LLC Members (or their transferees of Holdings Units or other assignees) of Holdings Units (along with the corresponding shares of our Class D common stock or Class C common stock) for cash or shares of our Class B common stock or Class A common stock, as applicable, or (c) payments under the Tax Receivable Agreement; (ii) tax benefits related to imputed interest deemed arising as a result of payments made under the Tax Receivable Agreement and (iii) disproportionate allocations (if any) of tax benefits to Holdings as a result of section 704(c) of the Code that relate to the reorganization transactions. The Company will retain the benefit of the remaining 10% of these tax savings.

No payment was made to the LLC Members pursuant to the Tax Receivable Agreement during the three months ended March 31, 2024. A payment of $35,697 was made to the LLC Members pursuant to the Tax Receivable Agreement during the three months ended March 31, 2023.

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

For the three months ended March 31, 2024 and 2023, Holdings has not paid material tax distributions to holders of Holdings Units other than Rocket Companies.

8. Derivative Financial Instruments

The Company uses forward commitments to hedge the interest rate risk exposure on certain fixed and adjustable rate commitments. Utilization of forward commitments involves some degree of basis risk. Basis risk is defined as the risk that the hedged instrument’s price does not move in parallel with the increase or decrease in the market price of the hedged financial instrument. The Company calculates an expected hedge ratio to mitigate a portion of this risk. The Company’s derivative instruments are not designated as accounting hedging instruments, and therefore, changes in fair value are recorded in current period Net income (loss). Hedging gains and losses are included in Gain on sale of loans, net and Change in fair value of MSRs in the Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss).

Net hedging gains and losses were as follows:

	Three Months Ended March 31,
	2024	2023
Hedging gains (losses) (1)	$63,770	$(79,133)

(1)    Includes the change in fair value related to derivatives economically hedging MSRs identified for sale.

Refer to Note 2, Fair Value Measurements, for additional information on the fair value of derivative financial instruments.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Thousands, Except Per Share Amounts or Unless Otherwise Noted)
Notional and Fair Value

The notional and fair values of derivative financial instruments not designated as hedging instruments were as follows:

	Notional Value	Derivative Asset	Derivative Liability
Balance at March 31, 2024:
IRLCs, net of loan funding probability (1)	$7,331,097	$202,873	$—
Forward commitments (2)	$14,008,897	$496	$22,785

Balance at December 31, 2023:
IRLCs, net of loan funding probability (1)	$4,728,040	$132,870	$—
Forward commitments (2)	$9,650,041	$26,614	$142,988

(1)    IRLCs are also discussed in Note 9, Commitments, Contingencies, and Guarantees.

(2)    Includes the fair value and net notional value related to derivatives economically hedging MSRs identified for sale.

Counterparty agreements for forward commitments contain master netting agreements. The table below presents the gross amounts of recognized assets and liabilities subject to master netting agreements. Margin cash is cash that is exchanged by counterparties to be held as collateral related to these derivative financial instruments. Margin cash held on behalf of counterparties is recorded in Cash and cash equivalents, and the related liability is classified in Other liabilities in the Condensed Consolidated Balance Sheets. Margin cash pledged to counterparties is excluded from Cash and cash equivalents and instead recorded in Other assets as a margin call receivable from counterparties in the Condensed Consolidated Balance Sheets. The Company had $16,489 and $66,598 of margin cash pledged to counterparties related to these forward commitments at March 31, 2024 and December 31, 2023, respectively. As of March 31, 2024 and December 31, 2023, there was $950 and $250 of margin cash held on behalf of counterparties, respectively.

	Gross Amount of Recognized Assets or Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Presented in the Condensed Consolidated Balance Sheets
Offsetting of Derivative Assets
Balance at March 31, 2024:
Forward commitments	$777	$(281)	$496
Balance at December 31, 2023:
Forward commitments	$37,647	$(11,033)	$26,614

Offsetting of Derivative Liabilities
Balance at March 31, 2024:
Forward commitments	$(61,916)	$39,131	$(22,785)
Balance at December 31, 2023:
Forward commitments	$(174,545)	$31,557	$(142,988)

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

Certain counterparties have master netting agreements. The master netting agreements contain a legal right to offset amounts due to and from the same counterparty. Derivative assets in the Condensed Consolidated Balance Sheets represent derivative contracts in a gain position, net of loss positions with the same counterparty and, therefore, also represent the Company’s maximum counterparty credit risk. The Company incurred no credit losses due to nonperformance of any of its counterparties during the three months ended March 31, 2024 and 2023.

9. Commitments, Contingencies, and Guarantees

Interest Rate Lock Commitments

IRLCs are agreements to lend to a client as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company evaluates each client’s creditworthiness on a case-by-case basis.

The number of days from the date of the IRLC to expiration of fixed and variable rate lock commitments outstanding at March 31, 2024 and December 31, 2023 was 41 days on average.

The UPB of IRLCs was as follows:

	March 31, 2024		December 31, 2023
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
IRLCs	$9,448,679	$365,726	$6,317,330	$258,045

Commitments to Sell Mortgage Loans

In the ordinary course of business, the Company enters into contracts to sell existing mortgage loans held for sale into the secondary market at specified future dates. The amount of commitments to sell existing loans at March 31, 2024 and December 31, 2023 was $1,007,379 and zero, respectively.

Commitments to Sell Loans with Servicing Released

In the ordinary course of business, the Company enters into contracts to sell the MSRs of certain newly originated loans on a servicing released basis. In the event that a forward commitment is not filled and there has been an unfavorable market shift from the date of commitment to the date of settlement, the Company is contractually obligated to pay a pair-off fee on the undelivered balance. There were $423,752 and $226,535 of loans committed to be sold servicing released at March 31, 2024 and December 31, 2023, respectively.

Investor Reserves

The following presents the activity in the investor reserves:

	Three Months Ended March 31,
	2024	2023
Balance at beginning of period	$92,389	$110,147
Provision for investor reserves	11,651	47,305
Realized losses	(8,999)	(50,318)
Balance at end of period	$95,041	$107,134

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
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

Escrow Deposits

As a service to its clients, the Company administers escrow deposits representing undisbursed amounts received for payment of property taxes, insurance, funds for title services, principal, and interest on loans held for sale. Cash held by the Company for property taxes, insurance and settlement funds for title services was $4,287,627 and $3,469,770, and for principal and interest was $2,777,791 and $2,225,625 at March 31, 2024 and December 31, 2023, respectively. These amounts are not considered assets of the Company and, therefore, are excluded from the Condensed Consolidated Balance Sheets. The Company remains contingently liable for the disposition of these deposits.

Guarantees

As of March 31, 2024 and December 31, 2023, the Company guaranteed the debt of a related party consisting of three separate guarantees totaling $1,328 and $1,770, respectively. As of March 31, 2024 and December 31, 2023, the Company did not record a liability on the Condensed Consolidated Balance Sheets for these guarantees because it was not probable that the Company would be required to make payments under these guarantees.

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

As of March 31, 2024 and December 31, 2023, the Company has recorded reserves related to potential damages in connection with any legal proceedings of $19,500 and $15,000, respectively. The ultimate outcome of these or other actions or proceedings, including any monetary awards against Rocket Companies or one or more of Rocket Companies’ subsidiaries, is uncertain and there can be no assurance as to the amount of any such potential awards. Rocket Companies and its subsidiaries will incur defense costs and other expenses in connection with these proceedings. Plus, if a judgment for money that exceeds specified thresholds is rendered against a subsidiary of Rocket Companies or against Rocket Companies and it or they fail to timely pay, discharge, bond or obtain a stay of execution of such judgment, it is possible that one or more of the companies could be deemed in default of loan funding facilities and other agreements governing indebtedness. If the final resolution in one or more of these proceedings is unfavorable, it could have a material adverse effect on the business, liquidity, financial condition, cash flows, and results of operations of Rocket Companies.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Thousands, Except Per Share Amounts or Unless Otherwise Noted)
10. Regulatory Minimum Net Worth, Capital Ratio and Liquidity Requirements

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

Rocket Mortgage is subject to certain minimum net worth, minimum capital ratio and minimum liquidity requirements established by the Federal Housing Finance Agency (“FHFA”) for Fannie Mae and Freddie Mac (collectively defined as “GSEs”) Seller/Servicers, and Ginnie Mae (together with GSEs, the “Agencies”) for single family issuers. The effective requirements as of March 31, 2024 are listed below. Furthermore, refer to Note 5, Borrowings for additional information regarding compliance with all covenant requirements. As of March 31, 2024 and December 31, 2023, Rocket Mortgage was in compliance with these requirements.

Minimum Net Worth

The minimum net worth requirement for Fannie Mae and Freddie Mac is defined as follows:

•    Base of $2,500 plus 25 basis points of total GSE Residential First Lien Mortgage Servicing UPB, plus 25 basis points of total non-agency single-family outstanding serving portfolio, plus 35 basis points of the Ginnie Mae total single-family effective outstanding obligations.

•    Adjusted/Tangible Net Worth is defined as total equity less goodwill and other intangible assets, affiliate receivables, deferred tax assets net of associated deferred tax liabilities, and carrying value of pledged assets net of associated liabilities.

The minimum net worth requirement for Ginnie Mae is defined as follows:

•    Base of $2,500, plus 35 basis points of the Ginnie Mae total single-family effective outstanding obligations, plus 25 basis points of total GSE single-family outstanding servicing portfolio balance, plus 25 basis points of total non-agency single-family outstanding serving portfolio.

•    Adjusted Net Worth is defined as total equity less goodwill and other intangible assets, affiliate receivables and net of associated liabilities, deferred tax assets net of associated deferred tax liabilities, and valuation adjustment of certain assets.

Minimum Capital Ratio

The minimum capital ratio requirement for Fannie Mae and Freddie Mac is defined as follows:

•    For Fannie Mae and Freddie Mac, the Company is also required to hold a ratio of Adjusted/Tangible Net Worth to Total Assets greater than 6%.

The minimum capital ratio requirement for Ginnie Mae is defined as follows:

•    For Ginnie Mae, the Company is also required to hold a ratio of Adjusted Net Worth to Total Assets greater than 6%. Ginnie Mae total assets excludes the Ginnie Mae loan eligible for repurchase.

Minimum Total Liquidity

The minimum liquidity requirement for Fannie Mae and Freddie Mac is defined as follows:

•    Base liquidity; 7 basis points of the portion of the servicing UPB for GSEs if the Company remits interest or principal, or both, as scheduled, plus 3.5 basis points of total UPB of GSE servicing if the Company remits interest and principal as actually collected, plus 3.5 basis points of our other servicing UPB, plus 10 basis points of our servicing UPB for Ginnie Mae.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Thousands, Except Per Share Amounts or Unless Otherwise Noted)
•    Origination liquidity; plus 50 basis points of the sum of mortgage loans held for sale at lower cost or market, mortgage loans held for sale at fair value, and UPB of interest rate lock commitments after fallout adjustment.

•    Supplemental liquidity; plus 2 basis points of our UPB serviced for GSEs, plus 5 basis points of our UPB serviced for Ginnie Mae.

•    Allowable assets for liquidity may include cash and cash equivalents (unrestricted),available for sale or held for trading investment grade securities (e.g., Agency MBS, Obligations of GSEs, US Treasury Obligations), and 50% of committed/unused Agency Mortgage Servicing advance lines of credit.

The minimum liquidity requirement for Ginnie Mae is defined as follows:

•    7 basis points of the portion of the servicing UPB for GSEs if the Company remits interest or principal, or both, as scheduled, plus 3.5 basis points of total UPB of GSE servicing if the Company remits interest and principal as actually collected, plus 3.5 basis points of our other servicing UPB, plus 10 basis points of our servicing UPB for Ginnie Mae, plus 50 basis points of the sum of loans held for sale and UPB of interest rate lock commitments after fallout adjustment.

•    Allowable assets for liquidity may include cash and cash equivalents (unrestricted), available for sale or held for trading investment grade securities (e.g., Agency MBS, Obligations of GSEs, US Treasury Obligations), and outstanding servicing advances.

The most restrictive of the minimum net worth and capital requirements require Rocket Mortgage to maintain a minimum adjusted net worth balance of $1,500,000 as of March 31, 2024 and $1,568,586 as of December 31, 2023. As of March 31, 2024 and December 31, 2023, Rocket Mortgage was in compliance with this requirement.

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

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
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

The Company also reports an “All Other” category that includes operations from Rocket Money, Rocket Loans, Rocket Homes and includes professional service fee revenues from related parties. These operations are neither significant individually nor in aggregate and therefore do not constitute a reportable segment.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Thousands, Except Per Share Amounts or Unless Otherwise Noted)
Key operating data for our business segments for the periods ended:

Three Months Ended March 31, 2024	Direct to Consumer	Partner Network	Segments Total	All Other	Total
Revenues
Gain on sale	$540,165	$149,507	$689,672	$9,554	$699,226
Interest income	48,881	40,099	88,980	—	88,980
Interest expense on funding facilities	(28,234)	(23,104)	(51,338)	(105)	(51,443)
Servicing fee income	344,360	—	344,360	1,386	345,746
Changes in fair value of MSRs	56,508	—	56,508	—	56,508
Other income	132,197	3,779	135,976	108,723	244,699
Total U.S. GAAP Revenue, net	1,093,877	170,281	1,264,158	119,558	1,383,716
Change in fair value of MSRs due to valuation assumptions, net of hedges	(220,471)	—	(220,471)	—	(220,471)
Adjusted revenue	873,406	170,281	1,043,687	119,558	1,163,245
Less: Directly attributable expenses	529,803	55,944	585,747	89,093	674,840
Contribution margin	$343,603	$114,337	$457,940	$30,465	$488,405

Three Months Ended March 31, 2023	Direct to Consumer	Partner Network	Segments Total	All Other	Total
Revenues
Gain on sale	$390,342	$71,993	$462,335	$7,228	$469,563
Interest income	38,123	27,672	65,795	949	66,744
Interest expense on funding facilities	(20,309)	(14,749)	(35,058)	(54)	(35,112)
Servicing fee income	365,217	—	365,217	1,168	366,385
Changes in fair value of MSRs	(398,279)	—	(398,279)	—	(398,279)
Other income	122,572	3,618	126,190	70,577	196,767
Total U.S. GAAP Revenue, net	497,666	88,534	586,200	79,868	666,068
Change in fair value of MSRs due to valuation assumptions, net of hedges	216,058	—	216,058	—	216,058
Adjusted revenue	713,724	88,534	802,258	79,868	882,126
Less: Directly attributable expenses	505,583	65,359	570,942	76,843	647,785
Contribution margin	$208,141	$23,175	$231,316	$3,025	$234,341

The following table represents a reconciliation of segment contribution margin to consolidated U.S. GAAP Income (loss) before income taxes for the three months ended:

	Three Months Ended March 31,
	2024	2023
Contribution margin, excluding change in MSRs due to valuation assumptions	$488,405	$234,341
Change in fair value of MSRs due to valuation assumptions, net of hedges	220,471	(216,058)
Contribution margin, including change in MSRs due to valuation assumptions	708,876	18,283
Less expenses not allocated to segments:
Salaries, commissions and team member benefits	188,328	220,883
General and administrative expenses	145,066	143,113
Depreciation and amortization	27,017	30,685
Interest and amortization expense on non-funding debt	38,365	38,333
Other expenses	11,730	1,256
Income (loss) before income taxes	$298,370	$(415,987)

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Thousands, Except Per Share Amounts or Unless Otherwise Noted)
12. Non-controlling Interest

The non-controlling interest balance represents the economic interest in Holdings held by our Chairman and RHI. The following table summarizes the ownership of Holdings Units in Holdings as of March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
	Holdings Units	Ownership Percentage	Holdings Units	Ownership Percentage
Rocket Companies, Inc.'s ownership of Holdings Units	138,811,617	6.98%	135,814,173	6.84%
Holdings Units held by our Chairman	1,101,822	0.06%	1,101,822	0.06%
Holdings Units held by RHI	1,847,777,661	92.96%	1,847,777,661	93.10%
Balance at end of period	1,987,691,100	100.00%	1,984,693,656	100.00%

The non-controlling interest holders have the right to exchange Holdings Units, together with a corresponding number of shares of our Class D common stock or Class C common stock (together referred to as “Paired Interests”), for, at our option, (i) shares of our Class B common stock or Class A common stock or (ii) cash from a substantially concurrent public offering or private sale (based on the price of our Class A common stock). As such, future exchanges of Paired Interests by non-controlling interest holders will result in a change in ownership and reduce or increase the amount recorded as non-controlling interest and increase or decrease additional paid-in-capital when Holdings has positive or negative net assets, respectively. During the periods presented, neither our Chairman or RHI has exchanged any Paired Interests.

13. Share-based Compensation

Restricted stock units, performance stock units and stock options are granted to team members and directors of the Company and its affiliates under the 2020 Omnibus Incentive Plan. Share-based compensation expense is recognized on a straight-line basis over the requisite service period based on the fair value of the award on the date of grant, with forfeitures recognized as they occur.

The Company granted approximately 10,500,000 restricted stock units with an estimated future expense of $131,400 during the three months ended March 31, 2024. These awards generally vest semi-annually over a three-year period, subject to the grantee’s employment or service with the Company through each applicable vesting date.

Additionally, the Company authorized approximately 1,100,000 performance stock units at target that will vest based on the satisfaction of certain market, performance and service conditions. As of March 31, 2024, the estimated future expense of the awards is $17,300. A portion of the performance stock units will cliff vest at the end of a three-year period based on the satisfaction of certain market and service conditions. The fair value of the award is determined based on a Monte Carlo valuation model. The remaining portion of the performance stock units will cliff vest at the end of a three-year period based on the satisfaction of certain performance and service conditions, which will be established by the Company at a future date. The Company has determined that the service inception date precedes the grant date and the fair value of these awards will be remeasured quarterly based on the current period share price until the awards are granted. This portion of the performance stock units are not considered contingently issuable and are excluded from the calculation of earnings per share as of March 31, 2024.

The Company has an employee stock purchase plan, also referred to as the Team Member Stock Purchase Plan (“TMSPP”), under which eligible team members may direct the Company to withhold up to 15% of their gross pay to purchase shares of common stock at a price equal to 85% of the closing market price on the exercise date. The TMSPP is a liability classified compensatory plan and the Company recognizes compensation expense over the offering period based on the fair value of the purchase discount. The number of shares purchased by team members through the TMSPP were 645,826 and 878,817, during the three months ended March 31, 2024 and 2023, respectively.

Additionally, certain of our subsidiaries have individual compensation plans that include equity awards and stock appreciation rights.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Thousands, Except Per Share Amounts or Unless Otherwise Noted)
The components of share-based compensation expense included in Salaries, commissions and team member benefits on the Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) is as follows:

	Three Months Ended March 31,
	2024	2023
Rocket Companies, Inc. sponsored plans
Restricted stock units	$29,256	$42,598
Performance stock units	404	—
Stock options	15	8,229
Team Member Stock Purchase Plan	1,212	1,128
Subtotal Rocket Companies, Inc. sponsored plans	$30,887	$51,955
Subsidiary plans	110	5
Total share-based compensation expense	$30,997	$51,960

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

Basic earnings per share of Class A common stock is computed by dividing Net income (loss) attributable to Rocket Companies by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted earnings per share of Class A common stock is computed by dividing Net income (loss) attributable to Rocket Companies by the weighted-average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive securities. There was no Class B common stock outstanding as of March 31, 2024 or 2023. See Note 12, Non-controlling Interest for a description of Paired Interests and their potential impact on Class A and Class B share ownership.

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

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Thousands, Except Per Share Amounts or Unless Otherwise Noted)
The following table sets forth the calculation of the basic and diluted earnings per share for the period:

	Three Months Ended March 31,
	2024	2023
Net income (loss)	$290,714	$(411,483)
Net (income) loss attributable to non-controlling interest	(274,499)	392,960
Net income (loss) attributable to Rocket Companies	$16,215	$(18,523)

Numerator:
Net income (loss) attributable to Class A common shareholders - basic	$16,215	$(18,523)
Add: Reallocation of Net income (loss) attributable to dilutive impact of pro-forma conversion of Class D shares to Class A shares (1)	209,202	(295,767)
Add: Reallocation of Net income (loss) attributable to dilutive impact of share-based compensation awards (2)	685	(163)
Net income (loss) attributable to Class A common shareholders - diluted	$226,102	$(314,453)
Denominator:
Weighted average shares of Class A common stock outstanding - basic	136,991,743	124,732,722
Add: Dilutive impact of conversion of Class D shares to Class A shares	1,848,879,483	1,848,879,483
Add: Dilutive impact of share-based compensation awards (3)	6,111,454	1,017,603
Weighted average shares of Class A common stock outstanding - diluted	1,991,982,680	1,974,629,808

Earnings (loss) per share of Class A common stock outstanding - basic	$0.12	$(0.15)
Earnings (loss) per share of Class A common stock outstanding - diluted	$0.11	$(0.16)

(1)    Net income (loss) is calculated using the estimated annual effective tax rate of Rocket Companies, Inc.

(2)     Reallocation of Net income (loss) attributable to dilutive impact of share-based compensation awards for the three months ended March 31, 2024 and 2023 comprised of $672 and $(155) related to restricted stock units, $7 and zero related to performance stock units, $1 and zero related to stock options and $5 and $(8) related to TMSPP, respectively.

(3)    Dilutive impact of share-based compensation awards for the three months ended March 31, 2024 and 2023 comprised of 5,991,171 and 969,848 related to restricted stock units, 63,150 and zero related to performance stock units, 11,125 and zero related to stock options and 46,008 and 47,755 related to TMSPP, respectively.

A portion of the Company stock options and restricted stock units were excluded from the computation of diluted earnings per share as the weighted portion for the period they were outstanding was determined to have an anti-dilutive effect. Restricted stock units excluded from the computation for the three months ended March 31, 2024 and 2023 were 9,586,319 and 14,178,486, respectively. Stock options excluded from the computation for the three months ended March 31, 2024 and 2023 were 16,415,699 and 20,943,673, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by reference to, our unaudited condensed consolidated financial statements and the related notes and other information included elsewhere in this Quarterly Report on Form 10-Q (the “Form 10-Q”) and our audited consolidated financial statements included in our Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”). This discussion and analysis contains forward-looking statements that involve risks and uncertainties which could cause our actual results to differ materially from those anticipated in these forward-looking statements, including, but not limited to, risks and uncertainties discussed under the heading “Special Note Regarding Forward-Looking Statements,” and in Part I. Item 1A. “Risk Factors” in our Form 10-K and elsewhere in this Form 10-Q and in our Form 10-K.

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

Recent Developments
Business Trends

During the first quarter of 2024, inflation remained above the Federal Reserve’s target rate of 2% and the Federal Reserve maintained the federal funds rate at 5.50%. Elevated interest rates, constrained housing inventory and economic uncertainty continue to challenge the mortgage environment and impact the overall demand for mortgage originations.

Seller/Servicer Financial Requirements

FHFA and Ginnie Mae revised their requirements for certain minimum net worth, minimum capital ratio and minimum liquidity ratios. We were in full compliance with the new ratios as of March 31, 2024. See Note 10. Minimum Net Worth Requirements of the notes to the unaudited condensed consolidated financial statements included in this Form 10-Q for further information.

Three months ended March 31, 2024 summary

We originated $20.2 billion in residential mortgage loans, which was a $3.3 billion, or 19% increase compared to $16.9 billion for the same period in 2023. Our Net income for the period was $290.7 million, which was an increase of $702.2 million compared to a Net loss of $411.5 million for the same period in 2023. We generated Adjusted EBITDA of $174.3 million which was an increase of $253.2 million, or 321%, compared to Adjusted EBITDA loss of $79.0 million for the same period in 2023. For more information on Adjusted EBITDA, please see “Non-GAAP Financial Measures” below.

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

We define “Adjusted revenue” as total revenues net of the change in fair value of mortgage servicing rights (“MSRs”) due to valuation assumptions, net of hedges. We define “Adjusted net income (loss)” as tax-effected net income (loss) before share-based compensation expense, the change in fair value of MSRs due to valuation assumptions, net of hedges, and the tax effects of those adjustments as applicable. We define “Adjusted diluted earnings (loss) per share” as Adjusted net income (loss) divided by the diluted weighted average number of Class A common stock outstanding for the applicable period, which assumes the pro forma exchange and conversion of all outstanding Class D common stock for Class A common stock. We define “Adjusted EBITDA” as net income (loss) before interest and amortization expense on non-funding debt, provision for (benefit from) income taxes, depreciation and amortization, share-based compensation expense, and the change in fair value of MSRs due to valuation assumptions, net of hedges.
We exclude from each of our non-GAAP financial measures the change in fair value of MSRs due to valuation assumptions, net of hedges, as this represents a non-cash non-realized adjustment to our total revenues, reflecting changes in assumptions including discount rates and prepayment speed assumptions, mostly due to changes in market interest rates, which is not indicative of our performance or results of operation. We also exclude effects of contractual prepayment protection associated with sales of MSRs. Adjusted EBITDA includes Interest expense on funding facilities, which are recorded as a component of Interest income, net, as these expenses are a direct cost driven by loan origination volume. By contrast, interest and amortization expense on non-funding debt is a function of our capital structure and is therefore excluded from Adjusted EBITDA.

Our definitions of each of our non-GAAP financial measures allow us to add back certain cash and non-cash charges, and deduct certain gains that are included in calculating Total revenue, net, Net income (loss) attributable to Rocket Companies or Net income (loss). However, these expenses and gains vary greatly, and are difficult to predict. From time to time in the future, we may include or exclude other items if we believe that doing so is consistent with the goal of providing useful information to investors.

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

Reconciliation of Adjusted Revenue to Total Revenue, net

	Three Months Ended March 31,
($ in thousands)	2024	2023
Total revenue, net	$1,383,716	$666,068
Change in fair value of MSRs due to valuation assumptions, net of hedges (1)	(220,471)	216,058
Adjusted revenue	$1,163,245	$882,126

(1)    Reflects changes in market interest rates and assumptions, including discount rates and prepayment speeds, and the effects of contractual prepayment protection associated with sales or purchases of MSRs.

Reconciliation of Adjusted Net Income (Loss) to Net Income (Loss) Attributable to Rocket Companies

	Three Months Ended March 31,
($ in thousands)	2024	2023
Net income (loss) attributable to Rocket Companies	$16,215	$(18,523)
Net income (loss) impact from pro forma conversion of Class D common shares to Class A common shares (1)	274,831	(392,357)
Adjustment to the (provision for) benefit from income tax (2)	(65,227)	96,393
Tax-effected net income (loss) (2)	$225,819	$(314,487)
Share-based compensation expense	30,997	51,960
Change in fair value of MSRs due to valuation assumptions, net of hedges (3)	(220,471)	216,058
Tax impact of adjustments (4)	46,232	(65,099)
Other tax adjustments (5)	980	973
Adjusted net income (loss)	$83,557	$(110,595)

(1)    Reflects net income (loss) to Class A common stock from pro forma exchange and conversion of corresponding shares of our Class D common shares held by non-controlling interest holders as of March 31, 2024 and 2023.

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

	Three Months Ended March 31,
	2024	2023
Net income (loss) attributable to Rocket Companies	$16,215	$(18,523)
Net income (loss) impact from pro forma conversion of Class D common shares to Class A common shares	274,831	(392,357)
Provision for (benefit from) income taxes	7,656	(4,504)
Adjusted income (loss) before income taxes	298,702	(415,384)

Effective income tax rate for adjusted net income (loss)	24.40%	24.29%

Adjusted provision for (benefit from) income taxes	72,883	(100,897)
Provision for (benefit from) income taxes	7,656	(4,504)
Adjustment to the (provision for) benefit from income tax	$(65,227)	$96,393

	Three Months Ended March 31,
	2024	2023
Statutory U.S. Federal income tax rate	21.00%	21.00%
Canadian taxes	0.01	0.01
State and local income taxes, net of federal benefit	3.39	3.28
Effective income tax rate for adjusted net income (loss)	24.40%	24.29%

(3)    Reflects changes in market interest rates and assumptions, including discount rates and prepayment speeds, and the effects of contractual prepayment protection associated with sales or purchases of MSRs.

(4)    Tax impact of adjustments gives effect to the income tax related to share-based compensation expense, and the change in fair value of MSRs due to valuation assumptions, at the effective tax rates for each quarter.

(5)    Represents tax benefits due to the amortization of intangible assets and other tax attributes resulting from the purchase of Holdings units, net of payment obligations under Tax Receivable Agreement.

Reconciliation of Adjusted Diluted Weighted Average Shares Outstanding to Diluted Weighted Average Shares Outstanding

	Three Months Ended March 31,
($ in thousands, except shares and per share)	2024	2023
Diluted weighted average Class A Common shares outstanding	1,991,982,680	1,974,629,808
Assumed pro forma conversion of Class D shares (1)	—	—
Adjusted diluted weighted average shares outstanding	1,991,982,680	1,974,629,808

Adjusted net income (loss)	$83,557	$(110,595)
Adjusted diluted earnings (loss) per share	$0.04	$(0.06)

(1)    Reflects the pro forma exchange and conversion of non-dilutive Class D common stock to Class A common stock. For the three months ended March 31, 2024 and 2023, Class D common shares were dilutive and are included in the diluted weighted average Class A common shares outstanding in the table above.

Reconciliation of Adjusted EBITDA to Net Income (Loss)

	Three Months Ended March 31,
($ in thousands)	2024	2023
Net income (loss)	$290,714	$(411,483)
Interest and amortization expense on non-funding debt	38,365	38,333
Provision for (benefit from) income taxes	7,656	(4,504)
Depreciation and amortization	27,017	30,685
Share-based compensation expense	30,997	51,960
Change in fair value of MSRs due to valuation assumptions, net of hedges (1)	(220,471)	216,058
Adjusted EBITDA	$174,278	$(78,951)

(1)    Reflects changes in market interest rates and assumptions, including discount rates and prepayment speeds, and the effects of contractual prepayment protection associated with sales or purchases of MSRs.

Key Performance Indicators

We monitor a number of key performance indicators to evaluate the performance of our business operations. Our loan production key performance indicators enable us to monitor our ability to generate gain on sale revenue as well as understand how our performance compares to the total mortgage origination market. Our servicing portfolio key performance indicators enable us to monitor the overall size of our servicing portfolio of business, the related value of our mortgage servicing rights, and the health of the business as measured by the average MSR delinquency rate. Other key performance indicators for other Rocket Companies, besides Rocket Mortgage (“Other Rocket Companies”), allow us to monitor both revenues and unit sales generated by these businesses. We include Rocket Money paid subscriptions, as we believe the metric is a key indicator of growth and revenue. We also include Rockethomes.com average unique monthly visits, as we believe traffic on the site is an indicator of consumer interest.

The following summarizes key performance indicators of the business:

	Three Months Ended March 31,
(Units and $ in thousands)	2024	2023
Rocket Mortgage
Loan Production Data
Closed loan origination volume	$20,205,236	$16,929,332
Direct to Consumer origination volume	$11,109,157	$9,809,699
Partner Network origination volume	$9,096,079	$7,119,633
Gain on sale margin (1)	3.11%	2.39%

	March 31,
	2024	2023
Servicing Portfolio Data
Total serviced UPB (includes subserviced)	$510,697,615	$524,794,688
MSRs UPB of loans serviced	$468,544,964	$481,325,241
UPB of loans subserviced and temporarily serviced	$42,152,651	$43,469,447
Total loans serviced (includes subserviced)	2,474.5	2,516.1
Number of MSRs loans serviced	2,373.6	2,407.6
Number of loans subserviced and temporarily serviced	100.9	108.5
MSR fair value multiple (2)	5.11	4.81
Total serviced MSR delinquency rate (60+)	1.17%	1.10%
Net client retention rate (trailing twelve months) (3)	96%	96%

	Three Months Ended March 31,
	2024	2023
Select Other Rocket Companies
Amrock closings (units)	45.4	35.9
Rocket Money paid subscriptions	3,470.7	2,526.1
Rocket Homes real estate transactions	5.3	4.6
Rockethomes.com average unique monthly visitors (4)	1,782.0	1,112.0
Rocket Loans closed (units)	9.7	8.5
Total Select Other Rocket Companies gross revenue	167,956	129,643
Total Select Other Rocket Companies net revenue (5)	163,033	125,734
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

(2)    MSR fair market value multiple is a metric used to determine the relative value of the MSR asset in relation to the annualized retained servicing fee, which is the cash that the holder of the MSR asset would receive from the portfolio as of such date. It is calculated as the quotient of (a) the MSR fair market value as of a specified date divided by (b) the weighted average annualized retained servicing fee for our MSR portfolio as of such date. The weighted average annualized retained servicing fee for our MSR portfolio was 0.28% and 0.29% as of March 31, 2024 and 2023, respectively. The vast majority of our portfolio consists of originated MSRs and consequently, the impact of purchased MSRs does not have a material impact on our weighted average service fee.

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

(4)    Rockethomes.com average unique monthly visits is calculated by a third party service that monitors website and app engagement activity. This metric doesn't necessarily have a direct correlation to revenues and is used primarily to monitor consumer interest in the Rockethomes.com site and app.

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

Description of Certain Components of Financial Data

Components of Revenue

Our sources of revenue include Gain on sale of loans, net, Loan servicing income (loss), net, Interest income, net, and Other income.

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

Loan servicing income (loss), net
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

Other income

Other income includes revenues generated from Rocket Money (personal finance subscription revenue), Amrock (title insurance services, property valuation, and settlement services), Rocket Loans (personal loans), Rocket Homes (real estate network referral fees), deposit income related to revenue earned on deposits, including escrow deposits, and professional service fees. The professional service fees represent amounts received in exchange for professional services provided to affiliated companies. Services are provided primarily in connection with technology, facilities, human resources, accounting, training, and security functions. Other income also includes revenues from investment interest income and other miscellaneous income items.

Components of operating expenses

Our operating expenses as presented in the statement of operations data include Salaries, commissions and team member benefits, General and administrative expenses, Marketing and advertising expenses, Interest and amortization expense on non-funding debt, and Other expenses.

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

Non-controlling interest

We are the sole managing member of Holdings and consolidate the financial results of Holdings. Therefore, we report a non-controlling interest based on the Holdings Units of Holdings held by Dan Gilbert, our founder and Chairman (our “Chairman”) and RHI on our Condensed Consolidated Balance Sheets. Income or loss is attributed to the non-controlling interests based on the weighted average Holdings Units outstanding during the period and is presented on the Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss). Refer to Note 12, Non-controlling Interest for more information on non-controlling interests.

Results of Operations for the Three Months Ended March 31, 2024 and 2023
Summary of Operations

Condensed Statement of Operations Data	Three Months Ended March 31,
($ in thousands)	2024	2023
Revenue
Gain on sale of loans, net	$699,226	$469,563
Servicing fee income	345,746	366,385
Change in fair value of MSRs	56,508	(398,279)
Interest income, net	37,537	31,632
Other income	244,699	196,767
Total revenue, net	$1,383,716	$666,068
Expenses
Salaries, commissions and team member benefits	541,096	603,775
General and administrative expenses	236,665	195,390
Marketing and advertising expenses	206,296	181,604
Interest and amortization expense on non-funding-debt	38,365	38,333
Other expenses	62,924	62,953
Total expenses	$1,085,346	$1,082,055
Income (loss) before income taxes	298,370	(415,987)
(Provision for) benefit from income taxes	(7,656)	4,504
Net income (loss)	290,714	(411,483)
Net (income) loss attributable to non-controlling interest	(274,499)	392,960
Net income (loss) attributable to Rocket Companies	$16,215	$(18,523)
Gain on sale of loans, net

The components of gain on sale of loans, net for the periods presented were as follows:

	Three Months Ended March 31,
($ in thousands)	2024	2023
Net gain on sale of loans (1)	$329,014	$207,972
Fair value of originated MSRs	222,797	204,560
Provision for investor reserves	(11,651)	(47,305)
Fair value adjustment on loans held for sale and IRLCs	88,739	177,132
Revaluation from forward commitments economically hedging loans held for sale and IRLCs	70,327	(72,796)
Gain on sale of loans, net	$699,226	$469,563

(1) Net gain on sale of loans represents the premium received in excess of the UPB, plus net origination fees.

The table below provides details of the characteristics of our mortgage loan production for each of the periods presented:

	Three Months Ended March 31,
($ in thousands)	2024	2023
Closed loan origination volume by type:
Conventional Conforming	$11,597,603	$10,625,235
FHA/VA	6,242,313	5,065,626
Non-Agency	2,365,320	1,238,471
Total mortgage closed loan origination volume	$20,205,236	$16,929,332
Portfolio metrics:
Average loan amount	$265	$273
Weighted average loan-to-value ratio	73.33%	74.98%
Weighted average credit score	734	731
Weighted average loan rate	6.68%	6.14%
Percentage of loans sold:
To GSEs and government	85.12%	91.71%
To other counterparties	14.88%	8.29%
Servicing-retained	93.94%	98.71%
Servicing-released	6.06%	1.29%

Net rate lock volume (1)	$22,361,933	$19,534,883
Gain on sale margin (2)	3.11%	2.39%

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

Overview of the Gain on sale of loans, net table

At the time an IRLC is issued, an estimate of the Gain on sale of loans, net is recognized in the Fair value adjustment on loans held for sale and IRLCs component in the table above. Subsequent changes in the fair value of IRLCs and mortgage loans held for sale are recognized in this same component as the loan progresses through closing, which is the moment that loans move from an IRLC to a loan held for sale, and ultimately through the sale of the loan. We deploy a hedge strategy to mitigate the impact of interest rate changes from the point of the IRLC through the sale of the loan. The changes to the Fair value adjustment on loans held for sale and IRLCs in each period is dependent on several factors, including mortgage origination volume, how long a loan remains at a given stage in the origination process and the movement of interest rates during that period as compared to the immediately preceding period. Loans originated during an increasing rate environment generally decrease in value, and loans originated during a decreasing rate environment generally increase in value. When the mortgage loan is sold into the secondary market, any difference between the proceeds received and the current fair value of the loan is recognized and moves from the Fair value adjustment on loans held for sale and IRLCs component in the Net gain on sale of loans component in the table above. The Revaluation gain from forward commitments economically hedging loans held for sale and IRLCs component reflects the forward hedge commitments intended to offset the various fair value adjustments that impact the Fair value adjustment on loans held for sale and IRLCs and the Net gain on sale of loans components. As a result, these three components should be evaluated in combination when evaluating Gain on sale of loans, net, as the sum of these components are primarily driven by net rate lock volume. Furthermore, at the point of sale of the loan, the Fair value of originated MSRs and the Provision for investor reserves are recognized each in their respective components shown above.

Three months ended March 31, 2024 summary

Gain on sale of loans, net was $699.2 million, an increase of $229.7 million, or 49%, compared to $469.6 million for the same period in 2023.

Net gain on sale of loans, Fair value adjustment on loans held for sale and IRLCs and Revaluation from forward commitments economically hedging loans held for sale and IRLCs increased $175.8 million, or 56%, due to a 30% increase in gain on sale margin, primarily driven by contracting market capacity, and increased net rate lock volume of 14% during the period.

The fair value of MSRs originated was $222.8 million, an increase of $18.2 million, or 9%, compared to $204.6 million for the same period in 2023. The increase was primarily due to an increase in sold loan volume of $1.4 billion, or 9%, from $15.4 billion in 2023 to $16.8 billion in 2024.

The Provision for investor reserves is our estimate of losses on potential future repurchases of loans previously sold. The $35.7 million decrease in provision was primarily due to a decrease in realized losses on re-sold loans in the current period compared to the same period in 2023.

Loan servicing income (loss), net
For the periods presented, Loan servicing income (loss), net consisted of the following:

	Three Months Ended March 31,
($ in thousands)	2024	2023
Retained servicing fee	$330,696	$353,861
Subservicing income	2,199	2,288
Ancillary income	12,851	10,236
Servicing fee income	345,746	366,385
Change in valuation model inputs or assumptions (1)	226,821	(218,473)
Change in fair value of MSR hedge	(6,350)	2,415
Collection / realization of cash flows (1)	(163,963)	(182,221)
Change in fair value of MSRs	56,508	(398,279)
Loan servicing income (loss), net	$402,254	$(31,894)

(1) Includes the effect of contractual prepayment protection resulting from sales or purchases of MSRs prepayment protection

	March 31,
($ in thousands)	2024	2023
MSRs UPB of loans serviced	$468,544,964	$481,325,241
Number of MSR loans serviced	2,373,612	2,407,623
UPB of loans subserviced and temporarily serviced	$42,152,651	$43,469,447
Number of loans subserviced and temporarily serviced	100,895	108,469
Total serviced UPB	$510,697,615	$524,794,688
Total loans serviced	2,474,507	2,516,092
MSR fair value	$6,691,341	$6,669,939
Total serviced delinquency count (60+) as % of total	1.17%	1.10%
Weighted average credit score	733	735
Weighted average LTV	71.39%	71.13%
Weighted average loan rate	3.80%	3.45%
Weighted average service fee	0.28%	0.29%

Three months ended March 31, 2024 summary

Loan servicing income (loss), net was $402.3 million, an increase of $434.1 million, which compares to a $31.9 million loss for the same period in 2023. The changes in valuation model inputs or assumptions resulted in a $226.8 million increase in 2024, compared to a $218.5 million decrease in 2023, driven by increasing interest rates in 2024 compared to decreasing interest rates in the same period in 2023. This was partially offset by a decrease of $20.6 million in servicing fee income in 2024, compared to $366.4 million in 2023, driven by a decrease in the average portfolio size during 2024, compared to the same period in 2023.

Interest income, net

The components of Interest income, net for the periods presented were as follows:

	Three Months Ended March 31,
($ in thousands)	2024	2023
Interest income	$88,980	$66,744
Interest expense on funding facilities	(51,443)	(35,112)
Interest income, net	$37,537	$31,632

Three months ended March 31, 2024 summary

Interest income, net was $37.5 million, an increase of $5.9 million, or 19%, compared to $31.6 million for the same period in 2023. The increase in Interest income, net in 2024 was primarily driven by higher sold loan volume, partially offset by increased interest expense on funding facilities driven by increased utilization.

Other income

	Three Months Ended March 31,
($ in thousands)	2024	2023
Deposit income	$82,435	$75,207
Rocket Money revenue	68,207	45,382
Amrock revenue	65,381	58,996
Rocket Loans revenue	10,968	7,008
Rocket Homes revenue	7,654	3,438
Other (1)	10,054	6,736
Total other income	$244,699	$196,767

(1) Other consists of revenue from additional entities and other miscellaneous income.

Three months ended March 31, 2024 summary

Other income was $244.7 million, an increase of $47.9 million, or 24%, compared to $196.8 million for the same period in 2023. The increase was primarily a result of a $22.8 million, or 50%, increase in revenues at Rocket Money, due to an increase in paid subscriptions. The increase was also driven by an increase of $7.2 million, or 10%, of deposit interest income, attributable to higher interest earnings rates.

Expenses

Expenses for the periods presented were as follows:

	Three Months Ended March 31,
($ in thousands)	2024	2023
Salaries, commissions and team member benefits	$541,096	$603,775
General and administrative expenses	236,665	195,390
Marketing and advertising expenses	206,296	181,604
Interest and amortization expense on non-funding debt	38,365	38,333
Other expenses	62,924	62,953
Total expenses	$1,085,346	$1,082,055

Three months ended March 31, 2024 summary

Total expenses were $1.1 billion, which were flat compared with $1.1 billion for the same period in 2023. Salaries, commissions and team member benefits were $541.1 million in 2024, a decrease of $62.7 million or 10%, compared with $603.8 million for the same period in 2023, primarily due to a decrease in team members in production roles. General and administrative expenses were $236.7 million, an increase of $41.3 million or 21%, compared with $195.4 million for the same period in 2023, driven primarily by an increase in loan processing costs, due to higher production levels. Marketing and advertising expenses were $206.3 million, an increase of $24.7 million, or 14%, compared with $181.6 million for the same period in 2023, which was driven by an increase in performance marketing in 2024.

Summary Results by Segment for the Three Months Ended March 31, 2024 and 2023

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

We measure the performance of the segments primarily on a contribution margin basis. Contribution margin is intended to measure the direct profitability of each segment and is calculated as Adjusted Revenue less directly attributable expenses. Adjusted revenue is a non-GAAP financial measure described above. Directly attributable expenses include Salaries, commissions and team member benefits, General and administrative expenses, Marketing and advertising expenses and Other expenses, such as direct servicing costs and origination costs. For segments, we measure gain on sale margin of sold loans and refer to this metric as ‘sold loan gain on sale margin.’ A loan is considered sold when it is sold to investors on the secondary market. Sold loan gain on sale margin reflects the gain on sale revenue of loans sold into the secondary market divided by the sold loan volume for the period. By contrast, ‘gain on sale margin’, which we reference outside of the segment discussion, measures the gain on sale revenue, net divided by net rate lock volume for the period. See below for our overview and discussion of segment results for the three months ended March 31, 2024 and 2023. For additional discussion, see Note 11, Segments of the notes to the unaudited condensed consolidated financial statements of this Form 10-Q.

Direct to Consumer Results

	Three Months Ended March 31,
($ in thousands)	2024	2023
Sold loan volume	$9,048,967	$8,811,452
Sold loan gain on sale margin	4.26%	3.71%
Revenue
Gain on sale	$540,165	$390,342
Interest income	48,881	38,123
Interest expense on funding facilities	(28,234)	(20,309)
Service fee income	344,360	365,217
Changes in fair value of MSRs	56,508	(398,279)
Other income	132,197	122,572
Total revenue, net	$1,093,877	$497,666
Change in fair value of MSRs due to valuation assumptions, net of hedges	(220,471)	216,058
Adjusted revenue	$873,406	$713,724
Less: Directly attributable expenses (1)	529,803	505,583
Contribution margin	$343,603	$208,141

(1)    Direct expenses attributable to operating segments exclude corporate overhead, depreciation and amortization, and interest and amortization expense on non-funding debt.

Three months ended March 31, 2024 summary

Direct to Consumer Adjusted revenue was $873.4 million, an increase of $159.7 million, or 22%, compared to $713.7 million for the same period in 2023. Gain on sale revenue increased $149.8 million, or 38%, due to an increase in gain on sale margin, primarily driven by contracting market capacity, and an increase in net rate lock volume during the period. The change in fair value of MSRs was $56.5 million, an increase of $454.8 million, or 114%, compared to $(398.3) million in the same period in 2023, primarily due to the increase in the change in fair value due to changes in valuation model inputs or assumptions in 2024. Additionally, other income increased $9.6 million, or 8%, to $132.2 million, resulting from an increase in deposit interest income due to higher interest earnings rates.

Direct to Consumer directly attributable expenses increased $24.2 million, or 5%, to $529.8 million, compared to $505.6 million in 2023. The increase was primarily due to increased loan processing costs and increased marketing spend, associated with higher volumes.

Direct to Consumer contribution margin increased $135.5 million, or 65%, to $343.6 million, compared to $208.1 million for the same period in 2023. The increase in contribution margin was driven primarily by an increase in gain on sale revenue, as described above, partially offset by an increase in directly attributable expenses, as described above.

Partner Network Results

	Three Months Ended March 31,
($ in thousands)	2024	2023
Sold loan volume	$7,767,998	$6,583,687
Sold loan gain on sale margin	1.55%	0.83%
Revenue
Gain on sale	$149,507	$71,993
Interest income	40,099	27,672
Interest expense on funding facilities	(23,104)	(14,749)
Other income	3,779	3,618
Total revenue, net	$170,281	$88,534
Change in fair value of MSRs due to valuation assumptions, net of hedges	—	—
Adjusted revenue	$170,281	$88,534
Less: Directly attributable expenses (1)	55,944	65,359
Total Contribution margin	$114,337	$23,175

(1)    Direct expenses attributable to operating segments exclude corporate overhead, depreciation and amortization, and interest and amortization expense on non-funding debt.

Three months ended March 31, 2024 summary

Partner Network Adjusted revenue was $170.3 million, an increase of $81.7 million, or 92%, compared to $88.5 million for the same period in 2023. Gain on sale revenue increased $77.5 million, or 108%, due to an increase in gain on sale margin, primarily driven by contracting market capacity, and increased net rate lock volume during the period.

Partner Network directly attributable expenses decreased $9.4 million, or 14%, to $55.9 million compared to $65.4 million for the same period in 2023. The decline was driven primarily by fewer team members and lower variable compensation.

Partner Network contribution margin increased $91.2 million, or 393%, to $114.3 million compared to $23.2 million for the same period in 2023. The increase in contribution margin was driven primarily by the increase in gain on sale margin noted above, coupled with an increase in interest income and decrease in directly attributable expenses.

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

•    servicing fee income; and

•    interest income on loans held for sale

•    borrowings, including under our funding facilities; financing facilities; unsecured senior notes; and

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

As discussed in Note 5, Borrowings, of the notes to the unaudited condensed consolidated financial statements, as of March 31, 2024, we had 15 different funding and financing facilities in different amounts and with various maturities together with the Senior Notes. At March 31, 2024, the aggregate available amount under our facilities was $21.3 billion, with combined outstanding balances of $6.3 billion and unutilized capacity of $15.0 billion. We continue to optimize our funding and financing facilities and early in the second quarter we entered into a new Master Repurchase Agreement (“MRA”), resulting in an increase in overall borrowing capacity of approximately $1.0 billion. See Item 5, “Other Information” in Part II of this report for additional information.

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

We remain in a strong liquidity position, with total liquidity of $8.9 billion as of March 31, 2024, which includes $0.9 billion of Cash and cash equivalents, $2.6 billion of corporate cash used to self-fund loan originations, a portion of which could be transferred to funding facilities (warehouse lines) at our discretion, $3.4 billion of undrawn lines of credit from financing facilities, and $2.0 billion of undrawn MSR lines. Margin cash held on behalf of counterparties is recorded in Cash and cash equivalents, and the related liability is classified in Other liabilities in the Condensed Consolidated Balance Sheets. Margin cash pledged to counterparties is excluded from Cash and cash equivalents and instead recorded in Other assets, as a receivable, in the Condensed Consolidated Balance Sheets.

Our funding facilities, early buy out facilities, MSRs facilities and unsecured lines of credit also generally require us to comply with certain operating and financial covenants and the availability of funds under these facilities is subject to, among other conditions, our continued compliance with these covenants. These financial covenants include, but are not limited to, maintaining (1) a certain minimum tangible net worth, (2) minimum liquidity, (3) a maximum ratio of total liabilities or total debt to tangible net worth and (4) pre-tax net income requirements. A breach of these covenants can result in an event of default under these facilities and as such allows the lenders to pursue certain remedies. In addition, each of these facilities, as well as our unsecured lines of credit, includes cross default or cross acceleration provisions that could result in all facilities terminating if an event of default or acceleration of maturity occurs under any facility. We were in compliance with all covenants as of March 31, 2024 and December 31, 2023.

Basel lll

In the third quarter 2023, the Federal Banking Agencies released a notice of proposed rulemaking to revise the Basel III Capital Rules. We are not directly impacted by this proposal as we are not a bank. However, we are in the process of evaluating this proposed rulemaking and assessing its potential impact, if any, on the Company.

March 31, 2024 compared to March 31, 2023

Cash Flows

Our Cash and cash equivalents and Restricted cash were $893.4 million at March 31, 2024, a decrease of $64.3 million, or 7%, compared to $957.7 million at March 31, 2023. The decrease was primarily driven by an increase in utilization of cash to self-fund loan originations, partially offset by an increase in MSR sales during the period.

Equity

Equity was $8.6 billion as of March 31, 2024, an increase of $500.1 million, or 6%, compared to $8.1 billion as of March 31, 2023. The increase was primarily a result of net income of $312.1 million, as well as an increase in share-based compensation of $155.1 million.
Distributions
During the three months ended March 31, 2024 and 2023, the Company had no material dividend or tax distributions. Except for tax distributions, these distributions are at the discretion of our board of directors.

Contractual Obligations, Commercial Commitments, and Other Contingencies

There were no material changes outside the ordinary course of business to our outstanding contractual obligations as of March 31, 2024 from information and amounts previously disclosed as of December 31, 2023 in our Annual Report on Form 10-K under the caption “Contractual Obligations, Commercial Commitments, and Other Contingencies”. Refer to Notes 5, Borrowings, and 9, Commitments, Contingencies, and Guarantees, of the notes to the condensed consolidated financial statements for further discussion of contractual obligations, commercial commitments, and other contingencies, including legal contingencies.

New Accounting Pronouncements Not Yet Effective
See Note 1, Business, Basis of Presentation and Accounting Policies of the notes to the unaudited condensed consolidated financial statements for details of recently issued accounting pronouncements and their expected impact on our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the Company's exposure to market risks since what was disclosed in the Company's December 31, 2023 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of March 31, 2024, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. We included a detailed discussion of our risk factors in “Part I – Item 1A. – Risk Factors” of our 2023 Form 10-K. Our risk factors have not changed significantly from those disclosed in our 2023 Form 10-K. These risk factors should be read carefully in connection with evaluating our business and in connection with the forward-looking statements and other information contained in this Quarterly Report 2024 Form 10-Q. Any of the risks described in our 2023 Form 10-K could materially affect our business, condensed consolidated financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. The risk factors described in our 2023 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may materially adversely affect our business, condensed consolidated financial condition and/or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Authorization

On November 10, 2020, our board of directors approved a share repurchase program of up to $1.0 billion of our Common Stock, including both Class A and Class D, which repurchases may be made, from time to time, in privately negotiated transactions or in the open market, in accordance with applicable securities laws (the “Share Repurchase Program”). The Share Repurchase Program was renewed on November 11, 2022 and will remain in effect for a two-year period. The Share Repurchase Program authorizes but does not obligate the Company to make any repurchases at any specific time. The timing and extent to which the Company repurchases its shares will depend upon, among other things, market conditions, share price, liquidity targets, regulatory requirements and other factors. As of March 31, 2024 approximately $590.7 million remain available under the Share Repurchase Program. There were no share repurchases during the three months ended March 31, 2024.

As of April 30, 2024, Rocket Companies repurchased 32.1 million shares at a weighted average price of $12.73. We have returned $409.3 million to shareholders in aggregate under the $1.0 billion Share Repurchase Program.

Item 5. Other Information

Morgan Stanley Bank, N.A. Master Repurchase Agreement

On May 7, 2024, Rocket Mortgage entered into a new Master Repurchase Agreement among Morgan Stanley Bank, N.A., as buyer, Morgan Stanley Mortgage Capital Holdings LLC, as agent and Rocket Mortgage as seller (“Morgan Stanley MRA”). The facility amount is $1.0 billion.

The above description of the terms of the Morgan Stanley MRA is qualified in its entirety by reference to the full text of the Morgan Stanley MRA, a copy of which is filed as an exhibit to this Form 10-Q.

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
10.1*#
Amendment No. 5 to Master Repurchase Agreement dated as of March 1, 2024 by and between Barclays Bank PLC, a public limited company formed under the laws of England and Wales, as buyer, and Rocket Mortgage, LLC, as seller

10.2*	Rocket Companies, Inc. Annual Incentive Plan
10.3*	Form of Performance-Based Restricted Stock Unit Award Agreement for Rocket Companies, Inc. 2020 Omnibus Incentive Plan
10.4*#	Master Repurchase Agreement dated as of May 7, 2024 among Morgan Stanley Bank, N.A., as buyer, Morgan Stanley Mortgage Capital Holdings LLC, as agent and Rocket Mortgage, LLC, as seller
31.1*	Certification of CEO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)
31.2*	Certification of CFO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)
32.1*	Certification by the CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification by the CFO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
#	Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The Company agrees to furnish supplementally an unredacted copy of the exhibit to the Securities and Exchange Commission upon its request.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rocket Companies, Inc.

May 7, 2024	By:	/s/ Brian Brown
Date		Name: Brian Brown
Chief Financial Officer and Treasurer
(Principal Financial Officer)