Form 10-Q
period 2024-06-30
Rocket Companies, Inc.
filed 2024-08-06
CIK 1805284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of July 30, 2024, 140,568,742 shares of the registrant's Class A common stock, $0.00001 par value, and 1,848,879,483 shares of the registrant's Class D common stock, $0.00001 par value, were outstanding.

Rocket Companies, Inc.
Form 10-Q
For the period ended June 30, 2024

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Rocket Companies, Inc.
Condensed Consolidated Balance Sheets
($ In Thousands, Except Per Share Amounts)

	June 30, 2024	December 31, 2023
Assets	(Unaudited)
Cash and cash equivalents	$1,309,494	$1,108,466
Restricted cash	27,764	28,366
Mortgage loans held for sale, at fair value	9,486,922	6,542,232
Interest rate lock commitments (“IRLCs”), at fair value	170,381	132,870
Mortgage servicing rights (“MSRs”), at fair value	7,162,690	6,439,787
Notes receivable and due from affiliates	14,325	19,530
Property and equipment, net of accumulated depreciation and amortization of $576,354 and $536,196, respectively	233,257	250,856
Deferred tax asset, net	528,104	550,149
Lease right of use assets	314,683	347,696
Forward commitments, at fair value	13,025	26,614
Loans subject to repurchase right from Ginnie Mae	1,945,022	1,533,387
Goodwill and intangible assets, net	1,239,819	1,236,765
Other assets	1,203,228	1,015,022
Total assets	$23,648,714	$19,231,740
Liabilities and equity
Liabilities
Funding facilities	7,022,439	$3,367,383
Other financing facilities and debt
Senior Notes, net	4,036,187	4,033,448
Early buy out facility	134,615	203,208
Accounts payable	205,949	171,350
Lease liabilities	356,050	393,882
Forward commitments, at fair value	8,508	142,988
Investor reserves	94,362	92,389
Notes payable and due to affiliates	31,743	31,006
Tax receivable agreement liability	584,695	584,695
Loans subject to repurchase right from Ginnie Mae	1,945,022	1,533,387
Other liabilities	415,223	376,294
Total liabilities	$14,834,793	$10,930,030
Equity
Class A common stock, $0.00001 par value - 10,000,000,000 shares authorized, 139,963,583 and 135,814,173 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively.	$1	$1
Class B common stock, $0.00001 par value - 6,000,000,000 shares authorized, none issued and outstanding as of June 30, 2024 and December 31, 2023.	—	—
Class C common stock, $0.00001 par value - 6,000,000,000 shares authorized, none issued and outstanding as of June 30, 2024 and December 31, 2023.	—	—
Class D common stock, $0.00001 par value - 6,000,000,000 shares authorized, 1,848,879,483 shares issued and outstanding as of June 30, 2024 and December 31, 2023.	19	19
Additional paid-in capital	357,610	340,532
Retained earnings	300,958	284,296
Accumulated other comprehensive income	85	52
Non-controlling interest	8,155,248	7,676,810
Total equity	8,813,921	8,301,710
Total liabilities and equity	$23,648,714	$19,231,740
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Rocket Companies, Inc.
Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)
($ In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue
Gain on sale of loans
Gain on sale of loans excluding fair value of originated MSRs, net	$413,011	$279,629	$889,440	$544,632
Fair value of originated MSRs	345,545	314,840	568,342	519,400
Gain on sale of loans, net	758,556	594,469	1,457,782	1,064,032
Loan servicing income
Servicing fee income	354,677	343,591	700,423	709,976
Change in fair value of MSRs	(112,941)	42,377	(56,433)	(355,902)
Loan servicing income, net	241,736	385,968	643,990	354,074
Interest income
Interest income	112,415	80,757	201,395	147,501
Interest expense on funding facilities	(81,293)	(59,512)	(132,736)	(94,624)
Interest income, net	31,122	21,245	68,659	52,877
Other income	269,308	234,545	514,007	431,312
Total revenue, net	1,300,722	1,236,227	2,684,438	1,902,295
Expenses
Salaries, commissions and team member benefits	553,420	579,139	1,094,516	1,182,914
General and administrative expenses	232,952	200,425	469,617	395,815
Marketing and advertising expenses	210,937	218,843	417,233	400,447
Depreciation and amortization	28,009	25,357	55,026	56,042
Interest and amortization expense on non-funding debt	38,364	38,334	76,729	76,667
Other expenses	44,998	35,759	80,905	68,027
Total expenses	1,108,680	1,097,857	2,194,026	2,179,912
Income (loss) before income taxes	192,042	138,370	490,412	(277,617)
(Provision for) benefit from income taxes	(14,117)	782	(21,773)	5,286
Net income (loss)	177,925	139,152	468,639	(272,331)
Net (income) loss attributable to non-controlling interest	(176,630)	(131,714)	(451,129)	261,246
Net income (loss) attributable to Rocket Companies	$1,295	$7,438	$17,510	$(11,085)

Earnings (loss) per share of Class A common stock
Basic	$0.01	$0.06	$0.13	$(0.09)
Diluted	$0.01	$0.05	$0.13	$(0.11)

Weighted average shares outstanding
Basic	139,647,845	126,740,748	138,319,794	125,742,282
Diluted	139,647,845	1,979,450,651	138,319,794	1,977,148,197

Comprehensive income (loss)
Net income (loss)	$177,925	$139,152	$468,639	$(272,331)
Cumulative translation adjustment	205	(159)	519	(152)
Unrealized gain on investment securities	—	1,589	—	—
Comprehensive income (loss)	178,130	140,582	469,158	(272,483)
Comprehensive (income) loss attributable to non-controlling interest	(176,822)	(133,052)	(451,614)	261,389
Comprehensive income (loss) attributable to Rocket Companies	$1,308	$7,530	$17,544	$(11,094)

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Rocket Companies, Inc.
Condensed Consolidated Statements of Changes in Equity
($ In Thousands)
(Unaudited)

	Class A Common Stock Shares	Class A Common Stock Amount	Class D Common Stock Shares	Class D Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Non-controlling Interest	Total Equity
Balance, December 31, 2022	123,491,606	$1	1,848,879,483	$19	$276,221	$300,394	$69	$7,898,845	$8,475,549
Net loss	—	—	—	—	—	(18,523)	—	(392,960)	(411,483)
Cumulative translation adjustment	—	—	—	—	—	—	—	7	7
Unrealized loss on investment securities	—	—	—	—	—	—	(101)	(1,488)	(1,589)
Share-based compensation, net	1,390,650	—	—	—	3,217	—	—	47,596	50,813
Distributions for state taxes on behalf of unit holders (members), net of refunds	—	—	—	—	—	(209)	—	326	117
Forfeitures of Special Dividend to Class A Shareholders	—	—	—	—	—	23	—	347	370
Taxes withheld on team members' restricted share award vesting	—	—	—	—	(444)	—	—	(6,550)	(6,994)
Issuance of Class A common stock under share-based compensation plans	878,817	—	—	—	456	—	—	6,794	7,250
Change in controlling interest of investment, net	—	—	—	—	15,268	(688)	—	(19,275)	(4,695)
Balance, March 31, 2023	125,761,073	$1	1,848,879,483	$19	$294,718	$280,997	$(32)	$7,533,642	$8,109,345
Net income	—	—	—	—	—	7,438	—	131,714	139,152
Cumulative translation adjustment	—	—	—	—	—	—	(9)	(150)	(159)
Unrealized gain on investment securities	—	—	—	—	—	—	101	1,488	1,589
Share-based compensation, net	574,094	—	—	—	3,170	—	—	46,221	49,391
Contributions from unit holders (members) to subsidiary investment, net	—	—	—	—	—	—	—	61,378	61,378
Forfeitures of Special Dividend to Class A Shareholders	—	—	—	—	—	82	—	1,200	1,282
Taxes withheld on employees' restricted share award vesting	—	—	—	—	(210)	—	—	(3,050)	(3,260)
Issuance of Class A common stock under share-based compensation plans	794,282	—	—	—	465	—	—	6,803	7,268
Change in controlling interest of investment, net	—	—	—	—	3,997	—	—	(5,129)	(1,132)
Balance, June 30, 2023	127,129,449	$1	1,848,879,483	$19	$302,140	$288,517	$60	$7,774,117	$8,364,854

Rocket Companies, Inc.
Condensed Consolidated Statements of Changes in Equity
($ In Thousands)
(Unaudited)

	Class A Common Stock Shares	Class A Common Stock Amount	Class D Common Stock Shares	Class D Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Non-controlling Interest	Total Equity
Balance, December 31, 2023	135,814,173	$1	1,848,879,483	$19	$340,532	$284,296	$52	$7,676,810	$8,301,710
Net income	—	—	—	—	—	16,215	—	274,499	290,714
Cumulative translation adjustment	—	—	—	—	—	—	21	293	314
Share-based compensation, net	2,458,761	—	—	—	2,060	—	—	27,722	29,782
Distributions for state taxes on behalf of unit holders (members)	—	—	—	—	—	(19)	—	(255)	(274)
Forfeitures of Special Dividend to Class A Shareholders	—	—	—	—	—	2	—	29	31
Taxes withheld on team members' restricted share award vesting	—	—	—	—	(1,152)	—	—	(15,410)	(16,562)
Issuance of Class A common stock under share-based compensation plans	538,683	—	—	—	454	—	—	6,161	6,615
Change in controlling interest of investment, net	—	—	—	—	8,917	—	(1)	(11,795)	(2,879)
Balance, March 31, 2024	138,811,617	$1	1,848,879,483	$19	$350,811	$300,494	$72	$7,958,054	$8,609,451
Net income	—	$—	—	$—	$—	$1,295	$—	$176,630	$177,925
Cumulative translation adjustment	—	—	—	—	—	—	13	192	205
Share-based compensation, net	506,140	—	—	—	2,652	—	—	35,095	37,747
Distributions for state taxes on behalf of unit holders (members)	—	—	—	—	—	(6)	—	(86)	(92)
Distributions to unit holders (members) from subsidiary investment, net	—	—	—	—	—	(837)	—	(13,013)	(13,850)
Forfeitures of Special Dividend to Class A Shareholders	—	—	—	—	—	12	—	161	173
Taxes withheld on employees' restricted share award vesting	—	—	—	—	(305)	—	—	(4,029)	(4,334)
Issuance of Class A common stock under share-based compensation plans	645,826	—	—	—	554	—	—	7,357	7,911
Change in controlling interest of investment, net	—	—	—	—	3,898	—	—	(5,113)	(1,215)
Balance, June 30, 2024	139,963,583	$1	1,848,879,483	$19	$357,610	$300,958	$85	$8,155,248	$8,813,921

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Rocket Companies, Inc.
Condensed Consolidated Statements of Cash Flows
($ In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Operating activities
Net income (loss)	$468,639	$(272,331)
Adjustments to reconcile Net income (loss) to Net cash used in operating activities:
Depreciation and amortization	55,026	56,042
Provision for (benefit from) deferred income taxes	18,837	(6,342)
Origination of MSRs	(568,342)	(519,400)
Change in fair value of MSRs, net	55,306	353,536
Gain on sale of loans excluding fair value of originated MSRs, net	(889,440)	(544,632)
Disbursements of mortgage loans held for sale	(44,161,571)	(38,990,084)
Disbursements of non-mortgage loans held for sale	(108,031)	(79,339)
Change in fair value of non-mortgage loans held for sale	1,589	753
Proceeds from sale of mortgage loans held for sale	41,925,218	38,390,358
Share-based compensation expense	69,997	102,656
Change in assets and liabilities
Due from affiliates	5,205	(60,996)
Other assets	(69,084)	29,978
Accounts payable	34,600	40,610
Due to affiliates	742	2,245
Other liabilities	26,258	(114,992)
Total adjustments	$(3,603,690)	$(1,339,607)
Net cash used in operating activities	$(3,135,051)	$(1,611,938)
Investing activities
Net proceeds from sale of MSRs	$125,505	$676,001
Net purchase of MSRs	(331,541)	554
Decrease in mortgage loans held for investment	10,059	4,309
Purchases of investment securities, available for sale	—	(5,472)
Sales of investment securities, available for sale	—	6,479
Purchase and other additions of property and equipment, net of disposals	(30,048)	(40,131)
Net cash (used in) provided by investing activities	$(226,025)	$641,740
Financing activities
Net borrowings on funding facilities	$3,655,056	$1,340,537
Net payments on early buy out facility	(68,593)	(311,675)
Net (payments) borrowings on notes payable from unconsolidated affiliates	(5)	353
Stock issuance	12,063	12,249
Taxes withheld on team members' restricted share award vesting	(20,896)	(10,254)
(Distributions to) contributions from other unit holders (members of Holdings)	(16,642)	67,827
Net cash provided by financing activities	$3,560,983	$1,099,037
Effects of exchange rate changes on cash and cash equivalents	519	(151)
Net increase in cash and cash equivalents and restricted cash	200,426	128,688
Cash and cash equivalents and restricted cash, beginning of period	1,136,832	789,099
Cash and cash equivalents and restricted cash, end of period	$1,337,258	$917,787
Non-cash activities
Loans transferred to other real estate owned	$1,914	$1,469
Supplemental disclosures
Cash paid for interest on related party borrowings	$858	$853

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
($ in Thousands, Except Per Share Amounts or Unless Otherwise Noted)

1. Business, Basis of Presentation and Accounting Policies

Rocket Companies, Inc. (the “Company”, and together with its consolidated subsidiaries, “Rocket Companies”, “we”, “us”, “our”) was incorporated in Delaware on February 26, 2020 as a wholly owned subsidiary of Rock Holdings Inc. (“RHI”) for the purpose of facilitating an initial public offering (“IPO”) of its Class A common stock, $0.00001 par value (the “Class A common stock”) and other related transactions in order to carry on the business of Rocket, LLC dba RKT Holdings (“Holdings”) and its wholly owned subsidiaries.

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

Rocket Companies, Inc. is a holding company. Its primary material asset is the equity interest in Holdings which, including through its direct and indirect subsidiaries, conducts a majority of the Company's operations. Holdings is a Michigan limited liability company and wholly owns the following entities, with each entity's subsidiaries identified in parentheses: Rocket Mortgage, LLC, Amrock Holdings, LLC (“Amrock”), Amrock Title Insurance Company (“ATI”), LMB HoldCo LLC (“Core Digital Media”), RCRA Holdings LLC (Rock Connections LLC dba “Rocket Connections”), Rocket Homes Real Estate LLC (“Rocket Homes”), RockLoans Holdings LLC (“Rocket Loans”), Rocket Money, Inc. (“Rocket Money”), Rocket Worldwide Holdings Inc. (EFB Holdings Inc. (“Rocket Mortgage Canada”) and Lendesk Canada Holdings Inc. (“Lendesk Technologies”)), Woodward Capital Management LLC, and Rocket Card, LLC. As used herein, “Rocket Mortgage” refers to either the Rocket Mortgage brand or platform, or the Rocket Mortgage business, as the context allows.

Effective April 1, 2024, Rock Central LLC dba Rocket Central merged into RKT Holdings, LLC.

Effective June 15, 2024, RKT Holdings, LLC amended its name to Rocket, LLC.

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

Management Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management is not aware of any factors that would significantly change its estimates and assumptions, actual results may differ from these estimates, as of June 30, 2024.

Subsequent Events

In preparing these condensed consolidated financial statements, the Company evaluated events and transactions for potential recognition or disclosure through the date these condensed consolidated financial statements were issued. Refer to Item 5. Other Information and Note 5, Borrowings for disclosures on changes to the Company's debt agreements that occurred subsequent to June 30, 2024.

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

Interest income, net — includes interest earned on mortgage loans held for sale and mortgage loans held for investment net of the interest expense paid on our loan funding facilities. Interest income is recorded as earned and interest expense is recorded as incurred. Interest income is accrued and credited to income daily based on the unpaid principal balance (“UPB”) outstanding. The accrual of interest income is generally discontinued when a loan becomes 90 days past due.

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

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Thousands, Except Per Share Amounts or Unless Otherwise Noted)
Rocket Money subscription revenue — The Company recognizes subscription revenue ratably over the contract term beginning on the commencement date of each contract. We have determined that subscriptions represent a stand-ready obligation to perform over the subscription term. These performance obligations are satisfied over time as the customer simultaneously receives and consumes the benefits. Contracts are one month to one year in length. Subscription revenues were $65,578 and $42,994 for the three months ended June 30, 2024 and 2023, respectively and $126,169 and $82,179 for the six months ended June 30, 2024 and 2023, respectively.

Amrock closing fees — The Company recognizes closing fees for non-recurring services provided in connection with the origination of the loan. These fees are recognized at the time of loan closing for purchase transactions or at the end of a client's three-day rescission period for refinance transactions, which represents the point in time the loan closing services performance obligation is satisfied. The consideration received for closing services is a fixed fee per loan that varies by state and loan type. Closing fees were $24,314 and $20,810 for the three months ended June 30, 2024 and 2023, respectively and $45,826 and $38,298 for the six months ended June 30, 2024 and 2023, respectively.

Amrock appraisal revenue, net — The Company recognizes appraisal revenue when the appraisal service is completed. The Company may choose to deliver appraisal services directly to its client or subcontract such services to a third-party licensed and/or certified appraiser. In instances where the Company performs the appraisal, revenue is recognized as the gross amount of consideration received at a fixed price per appraisal. The Company is an agent in instances where a third-party appraiser is involved in the delivery of appraisal services and revenue is recognized net of third-party appraisal expenses. Appraisal revenue, net of intercompany eliminations, was $9,473 and $12,953 for the three months ended June 30, 2024 and 2023, respectively and $18,330 and $24,819 for the six months ended June 30, 2024 and 2023, respectively.

Rocket Homes real estate network referral fees — The Company recognizes real estate network referral fee revenue based on arrangements with partner agencies contingent on the closing of a transaction. As this revenue stream is variable, and is contingent on the successful transaction close, the revenue is constrained until the occurrence of the transaction. At this point, the constraint on recognizing revenue is deemed to have been lifted and revenue is recognized for the consideration expected to be received. Real estate network referral fees, net of intercompany eliminations, were $15,424 and $13,776 for the three months ended June 30, 2024 and 2023, respectively and $26,294 and $20,747 for the six months ended June 30, 2024 and 2023, respectively.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. We maintain our bank accounts with a relatively small number of high-quality financial institutions.

Restricted cash as of June 30, 2024 and 2023 consisted of cash on deposit for a repurchase facility and client application deposits, title premiums collected from the insured that are due to the underwritten, and principal and interest received in collection accounts for purchased assets.

	June 30,
	2024	2023
Cash and cash equivalents	$1,309,494	$882,783
Restricted cash	27,764	35,004
Total cash, cash equivalents, and restricted cash in the statement of cash flows	$1,337,258	$917,787

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

Rocket Companies, Inc.’s financial position, performance and cash flows effectively represent those of Holdings and its subsidiaries as of and for the period ended June 30, 2024.

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

The following is a description of measurement techniques for items recorded at fair value on a recurring basis. There were no material items recorded at fair value on a nonrecurring basis as of June 30, 2024 or December 31, 2023.

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

Investment securities: Investment securities are trading debt securities that are recorded at fair value using observable market prices for similar securities or identical securities that are traded in less active markets, which are classified as Level 2 and include highly rated municipal, government, and corporate bonds. As of March 31, 2023, the investment securities were classified as available for sale. The investments securities were subsequently transferred to the trading classification during 2023 due to the intent and frequency of purchases and sales.

Non-mortgage loans held for sale: Non-mortgage loans held for sale are personal loans, including solar loans. The fair value of non-mortgage loans is determined using an internal valuation model that calculates the present value of estimated net future cash flows. Non-mortgage loans are classified as Level 3.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The table below shows a summary of financial statement items that are measured at estimated fair value on a recurring basis, including assets measured under the fair value option. There were no material transfers of assets or liabilities recorded at fair value on a recurring basis between Levels 1, 2 or 3 during the six months ended June 30, 2024 or the year ended December 31, 2023.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Thousands, Except Per Share Amounts or Unless Otherwise Noted)

	Level 1	Level 2	Level 3	Total
Balance at June 30, 2024
Assets:
Mortgage loans held for sale (1)	$—	$9,135,069	$351,853	$9,486,922
IRLCs	—	—	170,381	170,381
MSRs	—	—	7,162,690	7,162,690
Forward commitments	—	13,025	—	13,025
Investment securities (2)	—	39,836	—	39,836
Non-mortgage loans held for sale (2)	—	—	269,460	269,460
Total assets	$—	$9,187,930	$7,954,384	$17,142,314
Liabilities:
Forward commitments	$—	$8,508	$—	$8,508
Total liabilities	$—	$8,508	$—	$8,508

Balance at December 31, 2023
Assets:
Mortgage loans held for sale (1)	$—	$6,103,714	$438,518	$6,542,232
IRLCs	—	—	132,870	132,870
MSRs	—	—	6,439,787	6,439,787
Forward commitments	—	26,614	—	26,614
Investment securities (2)	—	39,518	—	39,518
Non-mortgage loans held for sale (2)	—	—	163,018	163,018
Total assets	$—	$6,169,846	$7,174,193	$13,344,039
Liabilities:
Forward commitments	$—	$142,988	$—	$142,988
Total liabilities	$—	$142,988	$—	$142,988

(1)     As of June 30, 2024 and December 31, 2023, $157.8 million and $195.6 million of unpaid principal balance of the level 3 mortgage loans held for sale were 90 days or more delinquent and were considered in non-accrual status.

(2)    These are included in Other assets on the Condensed Consolidated Balance Sheets.

The following tables present the quantitative information about recurring Level 3 fair value financial instruments and the fair value measurements as of:

	June 30, 2024		December 31, 2023
Unobservable Input	Range	Weighted Average	Range	Weighted Average
Mortgage loans held for sale
Model pricing	69% - 102%	89%	68% - 100%	87%
IRLCs
Pull-through probability	0% - 100%	75%	0% - 100%	72%
MSRs
Discount rate	9.5% - 12.5%	9.9%	9.5% - 12.5%	9.9%
Conditional prepayment rate	6.7% - 28.8%	7.4%	6.6% - 37.0%	7.5%
Non-mortgage loans held for sale
Discount rate	8.5% - 9.3%	8.6%	8.5% - 9.3%	8.6%

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Thousands, Except Per Share Amounts or Unless Otherwise Noted)
The table below presents a reconciliation of Level 3 assets measured at fair value on a recurring basis for the three and six months ended June 30, 2024 and 2023. Mortgage servicing rights are also classified as a Level 3 asset measured at fair value on a recurring basis and its reconciliation is found in Note 3, Mortgage Servicing Rights.

	Mortgage Loans Held for Sale	IRLCs	Non-Mortgage Loans Held for Sale
Balance at March 31, 2024	$385,786	$202,873	$197,661
Transfers in (1)	108,566	—	104,143
Transfers out/principal reductions (1)	(139,822)	—	(32,711)
Net transfers and revaluation losses	—	(32,492)	—
Total (losses) gains included in Net income (loss) for assets held at the end of the reporting date	(2,677)	—	367
Balance at June 30, 2024	$351,853	$170,381	$269,460

Balance at March 31, 2023	$763,761	$182,112	$32,490
Transfers in (1)	197,709	—	46,405
Transfers out/principal reductions (1)	(363,072)	—	—
Net transfers and revaluation losses	—	(54,422)	—
Total gains (losses) included in Net income (loss) for assets held at the end of the reporting date	33,980	—	(405)
Balance at June 30, 2023	$632,378	$127,690	$78,490

Balance at December 31, 2023	$438,518	$132,870	$163,018
Transfers in (1)	217,736	—	164,439
Transfers out/principal reductions (1)	(295,537)	—	(56,408)
Net transfers and revaluation gains	—	37,511	—
Total losses included in Net income (loss) for assets held at the end of the reporting date	(8,864)	—	(1,589)
Balance at June 30, 2024	$351,853	$170,381	$269,460

Balance at December 31, 2022	$1,082,730	$90,635	$—
Transfers in (1)	408,767	—	79,243
Transfers out/principal reductions (1)	(963,525)	—	—
Net transfers and revaluation gains	—	37,055	—
Total gains (losses) included in Net income (loss) for assets held at the end of the reporting date	104,406	—	(753)
Balance at June 30, 2023	$632,378	$127,690	$78,490
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
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Thousands, Except Per Share Amounts or Unless Otherwise Noted)
Fair Value Option

The following is the estimated fair value and UPB of mortgage and non-mortgage loans held for sale that have contractual principal amounts and for which the Company has elected the fair value option. The fair value option was elected for mortgage and non-mortgage loans held for sale as the Company believes fair value best reflects their expected future economic performance:

	Fair Value	Principal Amount Due Upon Maturity	Difference (1)
Balance at June 30, 2024
Mortgage loans held for sale	$9,486,923	$9,319,342	$167,581
Non-mortgage loans held for sale	$269,460	$276,604	$(7,144)

Balance at December 31, 2023
Mortgage loans held for sale	$6,542,232	$6,418,082	$124,150
Non-mortgage loans held for sale	$163,018	$168,573	$(5,555)
(1)    Represents the amount of gains (losses) included in Gain on sale of loans, net for Mortgage loans held for sale and Other income for Non-mortgage loans held for sale on the Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss), due to changes in fair value of items accounted for using the fair value option.

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

	June 30, 2024		December 31, 2023
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior Notes, due 10/15/2026	$1,144,858	$1,074,813	$1,143,716	$1,064,520
Senior Notes, due 1/15/2028	61,530	60,403	61,463	60,469
Senior Notes, due 3/1/2029	745,321	680,362	744,819	679,455
Senior Notes, due 3/1/2031	1,240,987	1,088,938	1,240,311	1,105,088
Senior Notes, due 10/15/2033	843,491	714,247	843,139	725,458
Total Senior Notes, net	$4,036,187	$3,618,763	$4,033,448	$3,634,990

The fair value of Senior Notes was calculated using the observable bond price at June 30, 2024 and December 31, 2023, respectively. The Senior Notes are classified as Level 2 in the fair value hierarchy.

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

The following table summarizes changes to the MSR assets:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Fair value, beginning of period	$6,691,341	$6,669,939	$6,439,787	$6,946,940
MSRs originated	345,545	314,840	568,342	519,400
MSRs sales	(74,395)	(594,463)	(125,739)	(676,001)
MSRs purchases	314,543	—	331,238	—
Changes in fair value (1):
Due to changes in valuation model inputs or assumptions	74,988	245,495	302,357	27,693
Due to collection/realization of cash flows	(189,332)	(192,179)	(353,295)	(374,400)
Total changes in fair value	(114,344)	53,316	(50,938)	(346,707)
Fair value, end of period	$7,162,690	$6,443,632	$7,162,690	$6,443,632

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

The Company retains the right to service a majority of these loans upon sale through ownership of servicing rights. The total UPB of mortgage loans serviced, excluding subserviced loans, at June 30, 2024 and December 31, 2023 was $492,361,763 and $468,237,971, respectively. The portfolio primarily consists of high-quality performing agency and government (FHA and VA) loans. As of June 30, 2024 and December 31, 2023, delinquent loans (defined as 60-plus days past-due) were 1.26% and 1.23%, respectively, of our total portfolio. During the three and six months ended June 30, 2023, the Company sold excess servicing cash flows on certain agency loans for total proceeds of $246,778.

The following is a summary of the weighted average discount rate and prepayment speed assumptions used to determine the fair value of MSRs as well as the expected life of the loans in the servicing portfolio:

	June 30, 2024	December 31, 2023
Discount rate	9.9%	9.9%
Prepayment speeds	7.4%	7.5%
Life (in years)	7.86	7.83

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

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Thousands, Except Per Share Amounts or Unless Otherwise Noted)
The following sensitivity analysis shows the potential impact on the fair value of the Company’s MSRs based on hypothetical changes in key assumptions, including the discount rate and prepayment speeds:

	Discount Rate		Prepayment Speeds
	100 BPS Adverse Change	200 BPS Adverse Change	10% Adverse Change	20% Adverse Change
June 30, 2024
Mortgage servicing rights	$(301,452)	$(578,454)	$(186,762)	$(364,196)
December 31, 2023
Mortgage servicing rights	$(279,493)	$(536,573)	$(183,254)	$(356,871)

4. Mortgage Loans Held for Sale

The Company sells substantially all of its originated mortgage loans into the secondary market. Mortgage loans held for sale are loans originated that are expected to be sold into the secondary market. Below is a roll forward of the activity in mortgage loans held for sale:

	Six Months Ended June 30,
	2024	2023
Balance at the beginning of period	$6,542,232	$7,343,475
Disbursements of mortgage loans held for sale	44,161,571	38,990,084
Proceeds from sales of mortgage loans held for sale	(41,925,218)	(38,370,799)
Gain on sale of mortgage loans excluding fair value of other financial instruments, net (1)	708,337	481,683
Balance at the end of period	$9,486,922	$8,444,443

(1)    The Gain on sale of loans excluding fair value of originated MSRs, net on the Condensed Consolidated Statements of Cash Flows includes income related to non-mortgage loans, interest rate lock commitments, forward commitments, and provision for investor reserves.

Credit Risk

The Company is subject to credit risk associated with mortgage loans that it purchases and originates during the period of time prior to the sale of these loans. The Company considers credit risk associated with these loans to be minimal as it holds the loans for a short period of time, which for the six months ended June 30, 2024 is generally less than 45 days from the date of borrowing, and the market for these loans continues to be highly liquid. The Company is also subject to credit risk associated with mortgage loans it has repurchased as a result of breaches of representations and warranties during the period of time between repurchase and resale.

5. Borrowings

The Company maintains various funding facilities, financing facilities, and unsecured senior notes, as shown in the tables below. Interest rates typically have two main components; a base rate - most commonly SOFR, which is sometimes subject to a minimum floor, plus a spread. Some funding facilities have a commitment fee, which can be up to 50 basis points per year. The commitment fee charged by lenders is calculated based on the committed line amount multiplied by a negotiated rate. The Company is required to maintain certain covenants, including minimum tangible net worth, minimum liquidity, maximum total debt or liabilities to net worth ratio, pretax net income requirements, and other customary debt covenants, as defined in the agreements. The Company was in compliance with all covenants as of June 30, 2024 and December 31, 2023.

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

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Thousands, Except Per Share Amounts or Unless Otherwise Noted)
Mortgage Funding Facilities

Facility Type	Collateral	Maturity	Line Amount	Committed Line Amount	Outstanding Balance as of June 30, 2024	Outstanding Balance as of December 31, 2023
Mortgage Loan funding:
1) Master Repurchase Agreement (8)	Mortgage loans held for sale (7)	11/27/2024	1,000,000	100,000	965,966	397,265
2) Master Repurchase Agreement (1)(8)	Mortgage loans held for sale (7)	8/9/2024	2,000,000	250,000	250,623	429,976
3) Master Repurchase Agreement (2)(8)	Mortgage loans held for sale (7)	4/25/2025	1,500,000	350,000	354,786	552,079
4) Master Repurchase Agreement (8)	Mortgage loans held for sale (7)	9/8/2025	1,000,000	250,000	939,150	547,016
5) Master Repurchase Agreement (3)(8)	Mortgage loans held for sale (7)	11/6/2025	1,500,000	250,000	862,000	106,063
6) Master Repurchase Agreement (8)	Mortgage loans held for sale (7)	7/21/2025	1,000,000	100,000	320,688	241,574
7) Master Repurchase Agreement (8)	Mortgage loans held for sale (7)	9/26/2025	800,000	100,000	769,237	507,302
8) Master Repurchase Agreement (8)	Mortgage loans held for sale (7)	5/6/2026	1,000,000	100,000	860,325	—
9) Master Repurchase Agreement (4)(8)	Mortgage loans held for sale (7)	5/29/2026	1,000,000	—	—	—
10) Master Repurchase Agreement (8)	Mortgage loans held for sale (7)	6/12/2026	750,000	—	264,772	—
			$11,550,000	$1,500,000	$5,587,547	$2,781,275
Mortgage Loan Early Funding:
11) Early Funding Facility (5)(8)	Mortgage loans held for sale (7)	(5)	$5,000,000	$—	$828,090	$286,594
12) Early Funding Facility (6)(8)	Mortgage loans held for sale (7)	(6)	2,000,000	—	424,402	183,414
			7,000,000	—	1,252,492	470,008

Total Mortgage Funding Facilities			$18,550,000	$1,500,000	$6,840,039	$3,251,283

Personal Loan funding:
13) Revolving Credit and Security Agreement (8)	Personal loans held for sale	1/30/2025	$200,000	$200,000	$182,400	$116,100

Total Funding Facilities			$18,750,000	$1,700,000	$7,022,439	$3,367,383

(1)    Subsequent to June 30, 2024, this facility was amended to decrease the total facility size to $1,000,000 with no committed amount and extended to August 1, 2026.

(2)    This facility has a 12-month initial term, which can be extended for 3-months at each subsequent 3-month anniversary from the initial start date. Subsequent to June 30, 2024, the facility committed amount was downsized to $250,000 and extended to July 25, 2025.

(3)    This facility has an overall line size of $1,500,000. This facility also includes a $1,500,000 sublimit for MSR financing; Capacity is fully fungible and is not restricted by these allocations.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Thousands, Except Per Share Amounts or Unless Otherwise Noted)
(4)    This facility is a sublimit of Financing Facility 6, found below in Financing Facilities. Refer to Subfootnote 4, Financing Facilities for additional details regarding this facility. Subsequent to June 30, 2024, this facility was amended to increase the total facility size to $2,000,000 with $250,000 committed and the newly originated mortgage loans held for sale sublimit increased to $2,000,000.

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

(8)    The interest rates charged by lenders on funding facilities included the applicable base rate plus a spread ranging from 1.00% to 1.80% for the six months ended June 30, 2024 and year ended December 31, 2023.

Financing Facilities

Facility Type	Collateral	Maturity	Line Amount	Committed Line Amount	Outstanding Balance as of June 30, 2024	Outstanding Balance as of December 31, 2023
Line of Credit Financing Facilities
1) Unsecured line of credit (1)	—	7/27/2025	$2,000,000	$—	$—	$—
2) Unsecured line of credit (1)	—	7/31/2025	100,000	—	—	—
3) Revolving credit facility (2)(5)	—	8/10/2025	1,250,000	1,250,000	—	—
4) MSR line of credit (5)	MSRs	11/8/2024	500,000	—	—	—
5) MSR line of credit (3)(5)	MSRs	11/6/2025	1,500,000	250,000	—	—
			$5,350,000	$1,500,000	$—	$—
Early Buyout Financing Facility
6) Early buy out facility (4)(5)	Loans/ Advances	5/29/2026	$1,000,000	$—	$134,615	$203,208
(1)    Refer to Note 6, Transactions with Related Parties for additional details regarding this unsecured line of credit.

(2)    Subsequent to June 30, 2024, this fully committed facility was renewed with a line size of $1,150,000, maturing July 2, 2027.

(3)    This facility is a sublimit of Master Repurchase Agreement 5, found above in Mortgage Funding Facilities. Refer to Subfootnote 3, Mortgage Funding Facilities for additional details regarding this financing facility.

(4)    This facility has an overall line size of $1,000,000. This facility also includes a $1,000,000 sublimit for newly originated mortgage loans held for sale; Capacity is fully fungible and is not restricted by these allocations. Subsequent to June 30, 2024, this facility was amended to increase the total facility size to $2,000,000 with $250,000 committed and the newly originated mortgage loans held for sale sublimit increased to $2,000,000.

(5)    The interest rates charged by lenders on the financing facilities included the applicable base rate, plus a spread ranging from 1.45% to 3.25% for the six months ended June 30, 2024 and 1.45% to 4.00% for the year ended December 31, 2023.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Thousands, Except Per Share Amounts or Unless Otherwise Noted)
Unsecured Senior Notes

Facility Type	Maturity	Interest Rate	Outstanding Principal June 30, 2024	Outstanding Principal December 31, 2023
Unsecured Senior Notes (1)	10/15/2026	2.875%	$1,150,000	$1,150,000
Unsecured Senior Notes (2)	1/15/2028	5.250%	61,985	61,985
Unsecured Senior Notes (3)	3/1/2029	3.625%	750,000	750,000
Unsecured Senior Notes (4)	3/1/2031	3.875%	1,250,000	1,250,000
Unsecured Senior Notes (5)	10/15/2033	4.000%	850,000	850,000
Total Senior Notes			$4,061,985	$4,061,985

Weighted Average Interest Rate			3.59%	3.59%

(1)    The 2026 Senior Notes are unsecured obligation notes with no asset required to pledge for this borrowing. Unamortized debt issuance costs are presented net against the Senior Notes reducing the $1,150,000 carrying amount on the Condensed Consolidated Balance Sheets by $5,141 and $6,284 as of June 30, 2024 and December 31, 2023, respectively.

(2)    The 2028 Senior Notes are unsecured obligation notes with no asset required to pledge for this borrowing. Unamortized debt issuance costs and discounts are presented net against the Senior Notes reducing the $61,985 carrying amount on the Condensed Consolidated Balance Sheets by $248 and $207 as of June 30, 2024, respectively, and $285 and $237, as of December 31, 2023, respectively.

(3)    The 2029 Senior Notes are unsecured obligation notes with no asset required to pledge for this borrowing. Unamortized debt issuance costs are presented net against the Senior Notes reducing the $750,000 carrying amount on the Condensed Consolidated Balance Sheets by $4,679 and $5,181 as of June 30, 2024 and December 31, 2023, respectively.

(4)    The 2031 Senior Notes are unsecured obligation notes with no asset required to pledge for this borrowing. Unamortized debt issuance costs are presented net against the Senior Notes reducing the $1,250,000 carrying amount on the Condensed Consolidated Balance Sheets by $9,013 and $9,689 as of June 30, 2024 and December 31, 2023, respectively.

(5)    The 2033 Senior Notes are unsecured obligation notes with no asset required to pledge for this borrowing. Unamortized debt issuance costs are presented net against the Senior Notes reducing the $850,000 carrying amount on the Condensed Consolidated Balance Sheets by $6,509 and $6,861 as of June 30, 2024 and December 31, 2023, respectively.

Refer to Note 2, Fair Value Measurements for information pertaining to the fair value of the Company’s debt as of June 30, 2024 and December 31, 2023.

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

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Thousands, Except Per Share Amounts or Unless Otherwise Noted)
Financing Arrangements

On June 9, 2017, Rocket Mortgage and RHI entered into an unsecured line of credit, as further amended and restated on September 16, 2021 (“RHI Line of Credit”), pursuant to which Rocket Mortgage has a borrowing capacity of $2,000,000. The RHI Line of Credit matures on July 27, 2025. Borrowings under the line of credit bear interest at a rate per annum of the applicable base rate, plus a spread of 1.25%. The line of credit is uncommitted and RHI has sole discretion over advances. The RHI Line of Credit also contains negative covenants which restrict the ability of the Company to incur debt and create liens on certain assets. It also requires Rocket Mortgage to maintain a quarterly consolidated net income before taxes if adjusted tangible net worth meets certain requirements. The Company did not draw on the RHI Line of Credit during the period and there were no outstanding amounts due as of June 30, 2024 and December 31, 2023, respectively.

RHI and ATI are parties to a surplus debenture, effective as of December 28, 2015, and as further amended and restated on July 31, 2023 (the “RHI/ATI Debenture”), pursuant to which ATI is indebted to RHI for an aggregate principal amount of $21,500. The RHI/ATI Debenture matures on December 31, 2030. Interest under the RHI/ATI Debenture accrues at an annual rate of 8%. Principal and interest under the RHI/ATI Debenture are due and payable quarterly, in each case subject to ATI achieving a certain amount of surplus and payments of all interest before principal payments begin. Any unpaid amounts of principal and interest shall be due and payable upon the maturity of the RHI/ATI Debenture. ATI repaid an aggregate of $429 and $250 for the three months ended June 30, 2024 and 2023, respectively, and $862 and $500 for the six months ended June 30, 2024 and 2023, respectively. The total amount of interest accrued was $429 for the three months ended June 30, 2024 and 2023, and $858 and $853 for the six months ended June 30, 2024 and 2023, respectively. The aggregate amount due to RHI was $30,260 and $30,264 as of June 30, 2024 and December 31, 2023, respectively.

On July 31, 2020, Holdings and RHI entered into an agreement for an uncommitted, unsecured revolving line of credit (“RHI 2nd Line of Credit”), which will provide for financing from RHI to the Company of up to $100,000. The RHI 2nd Line of Credit matures on July 31, 2025. Borrowings under the line of credit will bear interest at a rate per annum of the applicable base rate plus a spread of 1.25%. The negative covenants of the line of credit restrict the ability of the Company to incur debt and create liens on certain assets. The line of credit also contains customary events of default. There Company did not draw on the RHI 2nd Line of Credit during the period and there were no amounts outstanding as of June 30, 2024 and December 31, 2023, respectively.

The Notes receivable and due from affiliates was $14,325 and $19,530 as of June 30, 2024 and December 31, 2023, respectively. The Notes payable and due to affiliates was $31,743 and $31,006 as of June 30, 2024 and December 31, 2023, respectively.

Services, Products and Other Transactions

We have entered into transactions and agreements to provide certain services to Related Parties. We recognized revenue of $1,613 and $2,550 for the three months ended June 30, 2024 and 2023, respectively and $3,260 and $4,866 for the six months ended June 30, 2024 and 2023, respectively, for the performance of these services, which was included in Other income on the Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss). We have also entered into transactions and agreements to purchase certain services, products and other transactions from Related Parties. We incurred expenses of $784 and $556, which are included in Salaries, commissions and team member benefits; $12,611 and $11,480, which are included in General and administrative expenses; and $1,672 and $2,745, which are included in Marketing and advertising expenses, for the three months ended June 30, 2024 and 2023, respectively, on the Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss). We incurred expenses of $1,409 and $1,055, which are included in Salaries, commissions and team member benefits; $24,833 and $23,252, which are included in General and administrative expenses; and $5,302 and $6,704, which are included in Marketing and advertising expenses, for the six months ended June 30, 2024 and 2023, respectively, on the Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss).

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

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Thousands, Except Per Share Amounts or Unless Otherwise Noted)
Lease Transactions with Related Parties

The Company is a party to lease agreements for certain offices, including our headquarters in Detroit, with various affiliates of Bedrock Management Services LLC (“Bedrock”), a related party, and other related parties of the Company. The Company incurred expenses related to these arrangements of $18,727 and $18,788 for the three months ended June 30, 2024 and 2023, respectively and $38,298 and $36,686 for the six months ended June 30, 2024 and 2023, respectively. These amounts are included in General and administrative expenses on the Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss).

7. Income Taxes

The Company had income tax expense of $14,117 on Income before income taxes of $192,042 and an income tax benefit of $782 on Income before income taxes of $138,370 for the three months ended June 30, 2024 and 2023, respectively. The Company had income tax expense of $21,773 on Income before income taxes of $490,412 and an income tax benefit of $5,286 on Loss before income taxes of $277,617 for the six months ended June 30, 2024 and 2023, respectively.

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

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Thousands, Except Per Share Amounts or Unless Otherwise Noted)
No payment was made to the LLC Members pursuant to the Tax Receivable Agreement during the three and six months ended June 30, 2024 and the three months ended June 30, 2023. A payment of $35,697 was made to the LLC Members pursuant to the Tax Receivable Agreement during the six months ended June 30, 2023.

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

For the three and six months ended June 30, 2024, Holdings paid tax distributions totaling $13,937 and $14,192, respectively, to holders of Holdings Units other than Rocket Companies. For the three and six months ended June 30, 2023, Holdings paid no tax distributions to holders of Holdings Units other than Rocket Companies.

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

Net hedging gains were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Hedging gains (1)	$80,314	$180,909	$144,084	$101,776

(1)    Includes the change in fair value related to derivatives economically hedging MSRs identified for sale.

Refer to Note 2, Fair Value Measurements, for additional information on the fair value of derivative financial instruments.

Notional and Fair Value

The notional and fair values of derivative financial instruments not designated as hedging instruments were as follows:

	Notional Value	Derivative Asset	Derivative Liability
Balance at June 30, 2024:
IRLCs, net of loan funding probability (1)	$7,955,784	$170,381	$—
Forward commitments (2)	$15,103,998	$13,025	$8,508

Balance at December 31, 2023:
IRLCs, net of loan funding probability (1)	$4,728,040	$132,870	$—
Forward commitments (2)	$9,650,041	$26,614	$142,988

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Thousands, Except Per Share Amounts or Unless Otherwise Noted)

(1)    IRLCs are also discussed in Note 9, Commitments, Contingencies, and Guarantees.

(2)    Includes the fair value and net notional value related to derivatives economically hedging MSRs identified for sale.

Counterparty agreements for forward commitments contain master netting agreements. The table below presents the gross amounts of recognized assets and liabilities subject to master netting agreements. Margin cash is cash that is exchanged by counterparties to be held as collateral related to these derivative financial instruments. Margin cash held on behalf of counterparties is recorded in Cash and cash equivalents, and the related liability is classified in Other liabilities in the Condensed Consolidated Balance Sheets. Margin cash pledged to counterparties is excluded from Cash and cash equivalents and instead recorded in Other assets as a margin call receivable from counterparties in the Condensed Consolidated Balance Sheets. The Company had $26,329 and $66,598 of margin cash pledged to counterparties related to these forward commitments at June 30, 2024 and December 31, 2023, respectively. As of June 30, 2024 and December 31, 2023, there was $40 and $250 of margin cash held on behalf of counterparties, respectively.

	Gross Amount of Recognized Assets or Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Presented in the Condensed Consolidated Balance Sheets
Offsetting of Derivative Assets
Balance at June 30, 2024:
Forward commitments	$33,214	$(20,189)	$13,025
Balance at December 31, 2023:
Forward commitments	$37,647	$(11,033)	$26,614

Offsetting of Derivative Liabilities
Balance at June 30, 2024:
Forward commitments	$(47,916)	$39,408	$(8,508)
Balance at December 31, 2023:
Forward commitments	$(174,545)	$31,557	$(142,988)

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

Certain counterparties have master netting agreements. The master netting agreements contain a legal right to offset amounts due to and from the same counterparty. Derivative assets in the Condensed Consolidated Balance Sheets represent derivative contracts in a gain position, net of loss positions with the same counterparty and, therefore, also represent the Company’s maximum counterparty credit risk. The Company incurred no credit losses due to nonperformance of any of its counterparties during the three and six months ended June 30, 2024 and 2023.

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

The number of days from the date of the IRLC to expiration of fixed and variable rate lock commitments outstanding at June 30, 2024 and December 31, 2023 was 40 days and 41 days, respectively, on average.

The UPB of IRLCs was as follows:

	June 30, 2024		December 31, 2023
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
IRLCs	$10,137,502	$423,708	$6,317,330	$258,045

Commitments to Sell Mortgage Loans

In the ordinary course of business, the Company enters into contracts to sell existing mortgage loans held for sale into the secondary market at specified future dates. The amount of commitments to sell existing loans at June 30, 2024 and December 31, 2023 was $1,474,393 and zero, respectively.

Commitments to Sell Loans with Servicing Released

In the ordinary course of business, the Company enters into contracts to sell the MSRs of certain newly originated loans on a servicing released basis. In the event that a forward commitment is not filled and there has been an unfavorable market shift from the date of commitment to the date of settlement, the Company is contractually obligated to pay a pair-off fee on the undelivered balance. There were $547,136 and $226,535 of loans committed to be sold servicing released at June 30, 2024 and December 31, 2023, respectively.

Investor Reserves

The following presents the activity in the investor reserves:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Balance at beginning of period	$95,041	$107,134	$92,389	$110,147
Provision for investor reserves	7,017	45,536	18,668	92,841
Realized losses	(7,696)	(51,842)	(16,695)	(102,160)
Balance at end of period	$94,362	$100,828	$94,362	$100,828

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

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Thousands, Except Per Share Amounts or Unless Otherwise Noted)
Escrow Deposits

As a service to its clients, the Company administers escrow deposits representing undisbursed amounts received for payment of property taxes, insurance, funds for title services, principal, and interest on loans held for sale. Cash held by the Company for property taxes, insurance and settlement funds for title services was $5,024,816 and $3,469,770, and for principal and interest was $2,818,817 and $2,225,625 at June 30, 2024 and December 31, 2023, respectively. These amounts are not considered assets of the Company and, therefore, are excluded from the Condensed Consolidated Balance Sheets. The Company remains contingently liable for the disposition of these deposits.

Guarantees

As of June 30, 2024 and December 31, 2023, the Company guaranteed the debt of a related party consisting of three separate guarantees totaling $885 and $1,770, respectively. As of June 30, 2024 and December 31, 2023, the Company did not record a liability on the Condensed Consolidated Balance Sheets for these guarantees because it was not probable that the Company would be required to make payments under these guarantees.

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

As of June 30, 2024 and December 31, 2023, the Company has recorded reserves related to potential damages in connection with any legal proceedings of $23,000 and $15,000, respectively. The ultimate outcome of these or other proceedings, including any monetary awards against Rocket Companies or one or more of its subsidiaries, is uncertain and there can be no assurance as to the amount of any such potential awards. Rocket Companies and its subsidiaries will incur defense costs and other expenses in connection with these proceedings. Plus, if a judgment for money that exceeds specified thresholds is rendered against Rocket Companies or any of its subsidiaries and it or they fail to timely pay, discharge, bond or obtain a stay of execution of such judgment, it is possible that one or more of the companies could be deemed in default of loan funding facilities and other agreements governing indebtedness. If the final resolution in one or more of these proceedings is unfavorable, it could have a material adverse effect on the business, liquidity, financial condition, cash flows, and results of operations of Rocket Companies.

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

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Thousands, Except Per Share Amounts or Unless Otherwise Noted)
Rocket Mortgage is subject to certain minimum net worth, minimum capital ratio and minimum liquidity requirements established by the Federal Housing Finance Agency (“FHFA”) for Fannie Mae and Freddie Mac (collectively defined as “GSEs”) Seller/Servicers, and Ginnie Mae (together with GSEs, the “Agencies”) for single family issuers. The effective requirements as of June 30, 2024 are listed below. Furthermore, refer to Note 5, Borrowings for additional information regarding compliance with all covenant requirements. As of June 30, 2024 and December 31, 2023, Rocket Mortgage was in compliance with these requirements.

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

The most restrictive of the minimum net worth and capital requirements require Rocket Mortgage to maintain a minimum adjusted net worth balance of $1,500,000 as of June 30, 2024 and $1,568,586 as of December 31, 2023. As of June 30, 2024 and December 31, 2023, Rocket Mortgage was in compliance with this requirement.

11. Segments

The Company’s Chief Executive Officer, who has been identified as its Chief Operating Decision Maker (“CODM”), has evaluated how the Company views and measures its performance. ASC 280, Segment Reporting establishes the standards for reporting information about segments in financial statements. In applying the criteria set forth in that guidance, the Company has determined that it has two reportable segments - Direct to Consumer and Partner Network. The key factors used to identify these reportable segments are the Company’s internal operations and the nature of its marketing channels, which drive client acquisition into the mortgage platform. This determination reflects how the CODM monitors performance, allocates capital and makes strategic and operational decisions.

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

Key operating data for our business segments for the periods ended:

Three Months Ended June 30, 2024	Direct to Consumer	Partner Network	Segments Total	All Other	Total
Revenues
Gain on sale	$577,231	$169,020	$746,251	$12,305	$758,556
Interest income	59,806	52,609	112,415	—	112,415
Interest expense on funding facilities	(43,128)	(37,948)	(81,076)	(217)	(81,293)
Servicing fee income	353,299	—	353,299	1,378	354,677
Changes in fair value of MSRs	(112,941)	—	(112,941)	—	(112,941)
Other income	147,057	4,156	151,213	118,095	269,308
Total U.S. GAAP Revenue, net	981,324	187,837	1,169,161	131,561	1,300,722
Change in fair value of MSRs due to valuation assumptions, net of hedges	(72,566)	—	(72,566)	—	(72,566)
Adjusted revenue	908,758	187,837	1,096,595	131,561	1,228,156
Less: Directly attributable expenses	534,049	61,506	595,555	88,650	684,205
Contribution margin	$374,709	$126,331	$501,040	$42,911	$543,951

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Thousands, Except Per Share Amounts or Unless Otherwise Noted)

Six Months Ended June 30, 2024	Direct to Consumer	Partner Network	Segments Total	All Other	Total
Revenues
Gain on sale	$1,117,396	$318,527	$1,435,923	$21,859	$1,457,782
Interest income	108,688	92,707	201,395	—	201,395
Interest expense on funding facilities	(71,362)	(61,052)	(132,414)	(322)	(132,736)
Servicing fee income	697,659	—	697,659	2,764	700,423
Changes in fair value of MSRs	(56,433)	—	(56,433)	—	(56,433)
Other income	279,254	7,936	287,190	226,817	514,007
Total U.S. GAAP Revenue, net	2,075,202	358,118	2,433,320	251,118	2,684,438
Change in fair value of MSRs due to valuation assumptions, net of hedges	(293,037)	—	(293,037)	—	(293,037)
Adjusted revenue	1,782,165	358,118	2,140,283	251,118	2,391,401
Less: Directly attributable expenses	1,063,853	117,450	1,181,303	177,741	1,359,044
Contribution margin	$718,312	$240,668	$958,980	$73,377	$1,032,357

Three Months Ended June 30, 2023	Direct to Consumer	Partner Network	Segments Total	All Other	Total
Revenues
Gain on sale	$476,052	$108,580	$584,632	$9,837	$594,469
Interest income	45,484	36,043	81,527	(770)	80,757
Interest expense on funding facilities	(33,084)	(26,331)	(59,415)	(97)	(59,512)
Servicing fee income	342,328	—	342,328	1,263	343,591
Changes in fair value of MSRs	42,377	—	42,377	—	42,377
Other income	150,101	4,196	154,297	80,248	234,545
Total U.S. GAAP Revenue, net	1,023,258	122,488	1,145,746	90,481	1,236,227
Change in fair value of MSRs due to valuation assumptions, net of hedges	(234,556)	—	(234,556)	—	(234,556)
Adjusted revenue	788,702	122,488	911,190	90,481	1,001,671
Less: Directly attributable expenses	529,222	66,425	595,647	69,591	665,238
Contribution margin	$259,480	$56,063	$315,543	$20,890	$336,433

Six Months Ended June 30, 2023	Direct to Consumer	Partner Network	Segments Total	All Other	Total
Revenues
Gain on sale	$866,394	$180,574	$1,046,968	$17,064	$1,064,032
Interest income	83,606	63,715	147,321	180	147,501
Interest expense on funding facilities	(53,392)	(41,080)	(94,472)	(152)	(94,624)
Servicing fee income	707,545	—	707,545	2,431	709,976
Changes in fair value of MSRs	(355,902)	—	(355,902)	—	(355,902)
Other income	272,673	7,814	280,487	150,825	431,312
Total U.S. GAAP Revenue, net	1,520,924	211,023	1,731,947	170,348	1,902,295
Change in fair value of MSRs due to valuation assumptions, net of hedges	(18,498)	—	(18,498)	—	(18,498)
Adjusted revenue	1,502,426	211,023	1,713,449	170,348	1,883,797
Less: Directly attributable expenses	1,034,805	131,784	1,166,589	146,433	1,313,022
Contribution margin	$467,621	$79,239	$546,860	$23,915	$570,775

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Thousands, Except Per Share Amounts or Unless Otherwise Noted)
The following table represents a reconciliation of segment contribution margin to consolidated U.S. GAAP Income (loss) before income taxes for the three and six months ended:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Contribution margin, excluding change in MSRs due to valuation assumptions	$543,951	$336,433	$1,032,357	$570,775
Change in fair value of MSRs due to valuation assumptions, net of hedges	72,566	234,556	293,037	18,498
Contribution margin, including change in MSRs due to valuation assumptions	616,517	570,989	1,325,394	589,273
Less expenses not allocated to segments:
Salaries, commissions and team member benefits	209,271	222,645	397,599	443,527
General and administrative expenses	123,785	145,595	268,851	288,708
Depreciation and amortization	28,009	25,357	55,026	56,042
Interest and amortization expense on non-funding debt	38,364	38,333	76,729	76,667
Other expenses	25,046	689	36,777	1,946
Income (loss) before income taxes	$192,042	$138,370	$490,412	$(277,617)

12. Non-controlling Interest

The non-controlling interest balance represents the economic interest in Holdings held by our Chairman and RHI. The following table summarizes the ownership of Holdings Units in Holdings as of June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
	Holdings Units	Ownership Percentage	Holdings Units	Ownership Percentage
Rocket Companies, Inc.'s ownership of Holdings Units	139,963,583	7.03%	135,814,173	6.84%
Holdings Units held by our Chairman	1,101,822	0.06%	1,101,822	0.06%
Holdings Units held by RHI	1,847,777,661	92.91%	1,847,777,661	93.10%
Balance at end of period	1,988,843,066	100.00%	1,984,693,656	100.00%

The non-controlling interest holders have the right to exchange Holdings Units, together with a corresponding number of shares of our Class D common stock or Class C common stock (together referred to as “Paired Interests”), for, at our option, (i) shares of our Class B common stock or Class A common stock or (ii) cash from a substantially concurrent public offering or private sale (based on the price of our Class A common stock). As such, future exchanges of Paired Interests by non-controlling interest holders will result in a change in ownership and reduce or increase the amount recorded as non-controlling interest and increase or decrease additional paid-in-capital when Holdings has positive or negative net assets, respectively. During the periods presented, neither our Chairman nor RHI has exchanged any Paired Interests.

13. Share-based Compensation

Restricted stock units ("RSUs"), performance stock units ("PSUs") and stock options are granted to team members and directors of the Company and its affiliates under the 2020 Omnibus Incentive Plan. Share-based compensation expense is recognized on a straight-line basis over the requisite service period based on the fair value of the award on the date of grant, with forfeitures recognized as they occur.

The Company granted approximately 1,900,000 and 12,400,000 RSUs with an estimated future expense of $26,400 and $157,800 during the three and six months ended June 30, 2024, respectively. These awards generally vest semi-annually over a three-year period, subject to the grantee’s employment or service with the Company through each applicable vesting date.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Thousands, Except Per Share Amounts or Unless Otherwise Noted)
Additionally, the Company authorized approximately 1,100,000 PSUs at target during the six months ended June 30, 2024, that will vest based on the satisfaction of certain market, performance and service conditions. A portion of the PSUs will cliff vest at the end of a three-year period based on the satisfaction of certain market and service conditions. The fair value of the award is determined based on a Monte Carlo valuation model. The remaining portion of the PSUs will cliff vest at the end of a three-year period based on the satisfaction of certain performance and service conditions, which will be established by the Company at a future date. The Company has determined that the service inception date precedes the grant date and the fair value of these awards will be remeasured quarterly based on the current period share price until the awards are granted. This portion of the PSUs is not considered contingently issuable and is excluded from the calculation of earnings per share as of June 30, 2024.

The Company has an employee stock purchase plan, referred to as the Team Member Stock Purchase Plan (“TMSPP”), under which eligible team members may direct the Company to withhold up to 15% of their gross pay to purchase shares of common stock at a price equal to 85% of the closing market price on the exercise date. The TMSPP is a liability classified compensatory plan and the Company recognizes compensation expense over the offering period based on the fair value of the purchase discount. The number of shares purchased by team members through the TMSPP were 605,159 and 794,282, during the three months ended June 30, 2024 and 2023, respectively and 1,250,985 and 1,673,099 for the six months ended June 30, 2024 and 2023, respectively.

Additionally, certain of our subsidiaries have individual compensation plans that include equity awards and stock appreciation rights.

The components of share-based compensation expense included in Salaries, commissions and team member benefits on the Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Rocket Companies, Inc. sponsored plans
Restricted stock units	$36,145	$41,570	$65,401	$84,167
Performance stock units	1,480	—	1,884	—
Stock options	15	7,819	30	16,048
Team Member Stock Purchase Plan	1,252	1,140	2,464	2,269
Subtotal Rocket Companies, Inc. sponsored plans	$38,892	$50,529	$69,779	$102,484
Subsidiary plans	108	167	218	172
Total share-based compensation expense	$39,000	$50,696	$69,997	$102,656

14. Earnings Per Share

The Company applies the two-class method for calculating and presenting earnings per share by separately presenting earnings per share for Class A common stock and Class B common stock. In applying the two-class method, the Company allocates undistributed earnings equally on a per share basis between Class A and Class B common stock. According to the Company’s certificate of incorporation, the holders of the Class A and Class B common stock are entitled to participate in earnings equally on a per-share basis, as if all shares of common stock were of a single class, and in dividends as may be declared by the board of directors. Holders of the Class A and Class B common stock also have equal priority in liquidation. Shares of Class C and Class D common stock do not participate in earnings of Rocket Companies, Inc. As a result, the shares of Class C and Class D common stock are not considered participating securities and are not included in the weighted-average shares outstanding for purposes of earnings per share. RSUs and PSUs awarded as part of the Company’s compensation program are included in the weighted-average Class A shares outstanding in the calculation of basic earnings per share once the units are fully vested.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Thousands, Except Per Share Amounts or Unless Otherwise Noted)
Basic earnings per share of Class A common stock is computed by dividing Net income (loss) attributable to Rocket Companies by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted earnings per share of Class A common stock is computed by dividing Net income (loss) attributable to Rocket Companies by the weighted-average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive securities. There was no Class B common stock outstanding as of June 30, 2024 or 2023. See Note 12, Non-controlling Interest for a description of Paired Interests and their potential impact on Class A and Class B share ownership.

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

The following table sets forth the calculation of the basic and diluted earnings per share for the period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$177,925	$139,152	$468,639	$(272,331)
Net (income) loss attributable to non-controlling interest	(176,630)	(131,714)	(451,129)	261,246
Net income (loss) attributable to Rocket Companies	$1,295	$7,438	$17,510	$(11,085)

Numerator:
Net income (loss) attributable to Class A common shareholders - basic	$1,295	$7,438	$17,510	$(11,085)
Add: Reallocation of Net income (loss) attributable to dilutive impact of pro-forma conversion of Class D shares to Class A shares (1)	—	97,491	—	(198,229)
Add: Reallocation of Net income (loss) attributable to dilutive impact of share-based compensation awards (2)	—	206	—	(269)
Net income (loss) attributable to Class A common shareholders - diluted	$1,295	$105,135	$17,510	$(209,583)
Denominator:
Weighted average shares of Class A common stock outstanding - basic	139,647,845	126,740,748	138,319,794	125,742,282
Add: Dilutive impact of conversion of Class D shares to Class A shares	—	1,848,879,483	—	1,848,879,483
Add: Dilutive impact of share-based compensation awards (3)	—	3,830,420	—	2,526,432
Weighted average shares of Class A common stock outstanding - diluted	139,647,845	1,979,450,651	138,319,794	1,977,148,197

Earnings (loss) per share of Class A common stock outstanding - basic	$0.01	$0.06	$0.13	$(0.09)
Earnings (loss) per share of Class A common stock outstanding - diluted	$0.01	$0.05	$0.13	$(0.11)

(1)    Net income (loss) is calculated using the estimated annual effective tax rate of Rocket Companies, Inc.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Thousands, Except Per Share Amounts or Unless Otherwise Noted)
(2)     Reallocation of Net income (loss) attributable to dilutive impact of share-based compensation awards for the three months ended June 30, 2024 and 2023 comprised of zero and $203 related to RSUs and zero and $3 related to TMSPP, respectively. Reallocation of Net income (loss) attributable to dilutive impact of share-based compensation awards for the six months ended June 30, 2024 and 2023 comprised of zero and $(259) related to RSUs and zero and $(10) related to TMSPP, respectively.

(3)    Dilutive impact of share-based compensation awards for the three months ended June 30, 2024 and 2023 comprised of zero and 3,760,643 related to RSUs, and zero and 69,776 related to TMSPP, respectively. Dilutive impact of share-based compensation awards for the six months ended June 30, 2024 and 2023 comprised of zero and 2,431,355 related to RSUs and zero and 95,077 related to TMSPP, respectively.

A portion of the Company RSUs, stock options, PSUs, and shares issuable under the TMSPP were excluded from the computation of diluted earnings per share as the weighted portion for the period they were outstanding was determined to have an anti-dilutive effect.

RSUs excluded from the computation for the three months ended June 30, 2024 and 2023 were 28,105,434 and 12,341,157, respectively. Stock options excluded from the computation for the three months ended June 30, 2024 and 2023 were 15,937,719 and 20,146,202, respectively. PSUs excluded from the computation for the three months ended June 30, 2024 and 2023 were 1,055,408 and zero. Shares issuable under the TMSPP excluded from the computation for the three months ended June 30, 2024 and 2023 were 48,242 and zero.

RSUs excluded from the computation for the six months ended June 30, 2024 and 2023 were 28,105,434 and 12,696,722, respectively. Stock options excluded from the computation for the six months ended June 30, 2024 and 2023 were 15,937,719 and 20,146,202, respectively. PSUs excluded from the computation for the six months ended June 30, 2024 and 2023 were 1,055,408 and zero, respectively. Shares issuable under the TMSPP excluded from the computation for the six months ended June 30, 2024 and 2023 were 71,587 and zero.

For the three and six months ended June 30, 2024, 1,848,879,483 Holdings Units were outstanding, together with a corresponding number of shares of our Class D common stock, which were exchangeable, at our option, for shares of our Class A common stock. After evaluating the potential dilutive effect under the if-converted method, the outstanding Holdings Units for the assumed exchange of non-controlling interests were determined to be anti-dilutive and thus were excluded from the computation of diluted earnings per share. The Holding Units were dilutive for the three and six months ended June 30, 2023 and therefore included in the earnings per share calculation.

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

Recent Developments
Business Trends

During the first half of 2024, inflation remained above the Federal Reserve’s target rate of 2% and the Federal Reserve maintained the federal funds rate at 5.50%. Elevated interest rates, constrained housing inventory and economic uncertainty continue to challenge the mortgage environment and impact the overall demand for mortgage originations.

Three months ended June 30, 2024 summary

We originated $24.7 billion in residential mortgage loans, which was a $2.3 billion, or 10% increase compared to $22.3 billion for the same period in 2023. Our Net income for the period was $177.9 million, which was an increase of $38.8 million, or 28%, compared to Net income of $139.2 million for the same period in 2023. We generated Adjusted EBITDA of $224.8 million which was an increase of $206.6 million compared to Adjusted EBITDA of $18.2 million for the same period in 2023. For more information on Adjusted EBITDA, please see “Non-GAAP Financial Measures” below.
Six months ended June 30, 2024 summary
We originated $44.9 billion in residential mortgage loans, which was a $5.6 billion, or 14% increase compared to $39.3 billion for the same period in 2023. Our Net income for the period was $468.6 million, which was an increase of $741.0 million, compared to a Net loss of $272.3 million for the same period in 2023. We generated $399.1 million of Adjusted EBITDA, which was an increase of $459.9 million, compared to an Adjusted EBITDA loss of $60.8 million for the same period in 2023. For more information on Adjusted EBITDA, please see “Non-GAAP Financial Measures” below.

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

We define “Adjusted revenue” as total revenues net of the change in fair value of mortgage servicing rights (“MSRs”) due to valuation assumptions, net of hedges. We define “Adjusted net income (loss)” as tax-effected net income (loss) before share-based compensation expense, the change in fair value of MSRs due to valuation assumptions, net of hedges, and the tax effects of those adjustments as applicable. We define “Adjusted diluted earnings (loss) per share” as Adjusted net income (loss) divided by the adjusted diluted weighted average shares outstanding which includes diluted weighted average Class A common stock and the assumed pro forma exchange and conversion of Class D common stock outstanding for the applicable period presented. We define “Adjusted EBITDA” as net income (loss) before interest and amortization expense on non-funding debt, provision for (benefit from) income taxes, depreciation and amortization, share-based compensation expense, and change in fair value of MSRs due to valuation assumptions, net of hedges.

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

Reconciliation of Adjusted Revenue to Total Revenue, net

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Total revenue, net	$1,300,722	$1,236,227	$2,684,438	$1,902,295
Change in fair value of MSRs due to valuation assumptions, net of hedges (1)	(72,566)	(234,556)	(293,037)	(18,498)
Adjusted revenue	$1,228,156	$1,001,671	$2,391,401	$1,883,797

(1)    Reflects changes in market interest rates and assumptions, including discount rates and prepayment speeds, and the effects of contractual prepayment protection associated with sales or purchases of MSRs.

Reconciliation of Adjusted Net Income (Loss) to Net Income (Loss) Attributable to Rocket Companies

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Net income (loss) attributable to Rocket Companies	$1,295	$7,438	$17,510	$(11,085)
Net income (loss) impact from pro forma conversion of Class D common shares to Class A common shares (1)	176,934	132,293	451,765	(260,064)
Adjustment to the (provision for) benefit from income tax (2)	(32,816)	(34,533)	(98,043)	61,860
Tax-effected net income (loss) (2)	$145,413	$105,198	$371,232	$(209,289)
Share-based compensation expense	39,000	50,696	69,997	102,656
Change in fair value of MSRs due to valuation assumptions, net of hedges (3)	(72,566)	(234,556)	(293,037)	(18,498)
Tax impact of adjustments (4)	8,190	44,660	54,422	(20,439)
Other tax adjustments (5)	981	973	1,961	1,946
Adjusted net income (loss)	$121,018	$(33,029)	$204,575	$(143,624)

(1)    Reflects net income (loss) to Class A common stock from pro forma exchange and conversion of corresponding shares of our Class D common shares held by non-controlling interest holders as of June 30, 2024 and 2023.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss) attributable to Rocket Companies	$1,295	$7,438	$17,510	$(11,085)
Net income (loss) impact from pro forma conversion of Class D common shares to Class A common shares	176,934	132,293	451,765	(260,064)
Provision for (benefit from) income taxes	14,117	(782)	21,773	(5,286)
Adjusted income (loss) before income taxes	192,346	138,949	491,048	(276,435)
Effective income tax rate for adjusted net income (loss)	24.40%	24.29%	24.40%	24.29%
Adjusted provision for (benefit from) income taxes	46,933	33,751	119,816	(67,146)
Provision for (benefit from) income taxes	14,117	(782)	21,773	(5,286)
Adjustment to the (provision for) benefit from income tax	$(32,816)	$(34,533)	$(98,043)	$61,860

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Statutory U.S. Federal income tax rate	21.00%	21.00%	21.00%	21.00%
Canadian taxes	0.01	0.01	0.01	0.01
State and local income taxes, net of federal benefit	3.39	3.28	3.39	3.28
Effective income tax rate for adjusted net income (loss)	24.40%	24.29%	24.40%	24.29%

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

Reconciliation of Adjusted Diluted Weighted Average Shares Outstanding to Diluted Weighted Average Shares Outstanding

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands, except shares and per share)	2024	2023	2024	2023
Diluted weighted average Class A Common shares outstanding	139,647,845	1,979,450,651	138,319,794	1,977,148,197
Assumed pro forma conversion of Class D shares (1)	1,848,879,483	—	1,848,879,483	—
Adjusted diluted weighted average shares outstanding	1,988,527,328	1,979,450,651	1,987,199,277	1,977,148,197

Adjusted net income (loss)	$121,018	$(33,029)	$204,575	$(143,624)
Adjusted diluted earnings (loss) per share	$0.06	$(0.02)	$0.10	$(0.07)

(1)    Reflects the pro forma exchange and conversion of anti-dilutive Class D common stock to Class A common stock for the three and six months ended June 30, 2024. For the three and six months ended June 30, 2023, Class D common shares were dilutive and are included in the Diluted weighted average Class A common shares outstanding in the table above.

Reconciliation of Adjusted EBITDA to Net Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Net income (loss)	$177,925	$139,152	$468,639	$(272,331)
Interest and amortization expense on non-funding debt	38,364	38,334	76,729	76,667
Provision for (benefit from) income taxes	14,117	(782)	21,773	(5,286)
Depreciation and amortization	28,009	25,357	55,026	56,042
Share-based compensation expense	39,000	50,696	69,997	102,656
Change in fair value of MSRs due to valuation assumptions, net of hedges (1)	(72,566)	(234,556)	(293,037)	(18,498)
Adjusted EBITDA	$224,849	$18,201	$399,127	$(60,750)

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

The following summarizes key performance indicators of the business:

	Three Months Ended June 30,		Six Months Ended June 30,
(Units and $ in thousands)	2024	2023	2024	2023
Rocket Mortgage
Loan Production Data
Closed loan origination volume	$24,661,690	$22,330,333	$44,866,926	$39,259,665
Direct to Consumer origination volume	$13,120,623	$12,413,898	$24,229,780	$22,223,597
Partner Network origination volume	$11,541,067	$9,916,435	$20,637,146	$17,036,068
Gain on sale margin (1)	2.99%	2.67%	3.05%	2.54%

	June 30,
	2024	2023
Servicing Portfolio Data
Total serviced UPB (includes subserviced)	$534,557,627	$503,693,198
MSRs UPB of loans serviced	$492,361,763	$461,947,608
UPB of loans subserviced and temporarily serviced	$42,195,864	$41,745,590
Total loans serviced (includes subserviced)	2,564.1	2,414.3
Number of MSRs loans serviced	2,459.5	2,312.6
Number of loans subserviced and temporarily serviced	104.7	101.7
MSR fair value multiple (2)	5.18	4.99
Total serviced MSR delinquency rate (60+)	1.26%	1.10%
Net client retention rate (trailing twelve months) (3)	97%	97%

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Select Other Rocket Companies
Amrock closings (units)	51.5	42.8	96.9	78.7
Rocket Money paid subscriptions, at period end	3,671.5	2,663.1	3,671.5	2,663.1
Rocket Homes real estate transactions	7.3	7.1	12.6	11.7
Rockethomes.com average unique monthly visitors (4)	1,621.6	1,746.2	1,701.8	1,429.1
Rocket Loans closed (units)	12.1	10.8	21.8	19.3
Total Select Other Rocket Companies gross revenue	$186,577	$148,159	$354,533	$277,802
Total Select Other Rocket Companies net revenue (5)	$181,142	$143,475	$344,175	$269,209
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

(2)    MSR fair market value multiple is a metric used to determine the relative value of the MSR asset in relation to the annualized retained servicing fee, which is the cash that the holder of the MSR asset would receive from the portfolio as of such date. It is calculated as the quotient of (a) the MSR fair market value as of a specified date divided by (b) the weighted average annualized retained servicing fee for our MSR portfolio as of such date. The weighted average annualized retained servicing fee for our MSR portfolio was 0.28% as of June 30, 2024 and 2023. The vast majority of our portfolio consists of originated MSRs and consequently, the impact of purchased MSRs does not have a material impact on our weighted average service fee.

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

Other income

Other income includes revenues generated from Rocket Money (personal finance subscription revenue), Amrock (closing fees and appraisal fees), Rocket Loans (personal loans), Rocket Homes (real estate network referral fees), Deposit income related to revenue earned on deposits, including escrow deposits, and professional service fees. The professional service fees represent amounts received in exchange for professional services provided to affiliated companies. Services are provided primarily in connection with technology, facilities, human resources, accounting, training, and security functions. Other income also includes revenues from additional entities and other miscellaneous income.

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

Results of Operations for the Three and Six Months Ended June 30, 2024 and 2023
Summary of Operations

Condensed Statement of Operations Data	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Revenue
Gain on sale of loans, net	$758,556	$594,469	$1,457,782	$1,064,032
Servicing fee income	354,677	343,591	700,423	709,976
Change in fair value of MSRs	(112,941)	42,377	(56,433)	(355,902)
Interest income, net	31,122	21,245	68,659	52,877
Other income	269,308	234,545	514,007	431,312
Total revenue, net	$1,300,722	$1,236,227	$2,684,438	$1,902,295
Expenses
Salaries, commissions and team member benefits	553,420	579,139	1,094,516	1,182,914
General and administrative expenses	232,952	200,425	469,617	395,815
Marketing and advertising expenses	210,937	218,843	417,233	400,447
Interest and amortization expense on non-funding-debt	38,364	38,334	76,729	76,667
Other expenses	73,007	61,116	135,931	124,069
Total expenses	$1,108,680	$1,097,857	$2,194,026	$2,179,912
Income (loss) before income taxes	192,042	138,370	490,412	(277,617)
(Provision for) benefit from income taxes	(14,117)	782	(21,773)	5,286
Net income (loss)	177,925	139,152	468,639	(272,331)
Net (income) loss attributable to non-controlling interest	(176,630)	(131,714)	(451,129)	261,246
Net income (loss) attributable to Rocket Companies	$1,295	$7,438	$17,510	$(11,085)
Gain on sale of loans, net

The components of gain on sale of loans, net for the periods presented were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Net gain on sale of loans (1)	$339,561	$207,937	$668,575	$415,909
Fair value of originated MSRs	345,545	314,840	568,342	519,400
Provision for investor reserves	(7,017)	(45,536)	(18,668)	(92,841)
Fair value adjustment on loans held for sale and IRLCs	(333)	(68,215)	88,406	108,917
Revaluation from forward commitments economically hedging loans held for sale and IRLCs	80,800	185,443	151,127	112,647
Gain on sale of loans, net	$758,556	$594,469	$1,457,782	$1,064,032

(1) Net gain on sale of loans represents the premium received in excess of the UPB, plus net origination fees.

The table below provides details of the characteristics of our mortgage loan production for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Closed loan origination volume by type:
Conventional Conforming	$14,778,527	$13,706,186	$26,376,130	$24,331,421
FHA/VA	6,657,340	6,973,614	12,899,653	12,039,240
Non-Agency	3,225,823	1,650,533	5,591,143	2,889,004
Total mortgage closed loan origination volume	$24,661,690	$22,330,333	$44,866,926	$39,259,665
Portfolio metrics:
Average loan amount	$273	$280	$269	$277
Weighted average loan-to-value ratio	73.46%	75.65%	73.40%	75.36%
Weighted average credit score	738	734	736	733
Weighted average loan rate	6.93%	6.29%	6.82%	6.23%
Percentage of loans sold:
To GSEs and government	85.16%	92.25%	85.14%	90.85%
To other counterparties	14.84%	7.75%	14.86%	9.15%
Servicing-retained	92.58%	98.55%	93.35%	98.99%
Servicing-released	7.42%	1.45%	6.65%	1.01%

Net rate lock volume (1)	$25,050,032	$22,244,339	$47,411,965	$41,779,222
Gain on sale margin (2)	2.99%	2.67%	3.05%	2.54%

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

Three months ended June 30, 2024 summary

Gain on sale of loans, net was $758.6 million, an increase of $164.1 million, or 28%, compared to $594.5 million for the same period in 2023.

Net gain on sale of loans, Fair value adjustment on loans held for sale and IRLCs and Revaluation from forward commitments economically hedging loans held for sale and IRLCs increased $94.9 million, or 29%, compared to the same period in 2023, primarily due to 12% higher gain on sale margin and a 13% increase in net rate lock volume.

The Fair value of originated MSRs was $345.5 million, an increase of $30.7 million, or 10%, compared to $314.8 million for the same period in 2023. The increase was primarily due to an increase in sold loan volume of $2.3 billion, or 10%, from $22.0 billion in 2023 to $24.3 billion in 2024.

Investor reserves represent our estimate of losses on potential future repurchases of loans previously sold. The change in the Investor reserves liability balance was relatively flat in the current and prior period. The $38.5 million reduction in provision expense was primarily due to a decrease in losses on repurchased loans in the current period, compared to the same period in 2023.

Six months ended June 30, 2024 summary

Gain on sale of loans, net was $1.5 billion, an increase of $393.7 million, or 37%, compared to $1.1 billion for the same period in 2023.

Net gain on sale of loans, Fair value adjustment on loans held for sale and IRLCs and Revaluation from forward commitments economically hedging loans held for sale and IRLCs increased $270.6 million, or 42%, compared to the same period in 2023, primarily due to 20% higher gain on sale margin and a 13% increase in net rate lock volume.

The Fair value of originated MSRs was $568.3 million, an increase of $48.9 million, or 9%, compared to $519.4 million in 2023. The increase was primarily due to an increase in sold loan volume of $3.7 billion, or 10%, from $37.4 billion in 2023 to $41.1 billion in 2024.

The change in the Investor reserves liability balance was relatively flat in the current and prior period. The $74.2 million reduction in provision expense was primarily due to a decrease in losses on repurchased loans in the current period, compared to the same period in 2023.

Loan servicing income, net
For the periods presented, Loan servicing income, net consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Retained servicing fee	$340,672	$331,062	$671,368	$684,923
Subservicing income	1,829	2,893	4,028	5,181
Ancillary income	12,176	9,636	25,027	19,872
Servicing fee income	354,677	343,591	700,423	709,976
Change in valuation model inputs or assumptions (1)	74,168	240,698	300,989	22,225
Change in fair value of MSR hedge	(1,602)	(6,142)	(7,952)	(3,727)
Collection / realization of cash flows (1)	(185,507)	(192,179)	(349,470)	(374,400)
Change in fair value of MSRs	(112,941)	42,377	(56,433)	(355,902)
Loan servicing income, net	$241,736	$385,968	$643,990	$354,074

(1) Includes the effect of contractual prepayment protection resulting from sales or purchases of MSRs prepayment protection

	June 30,
($ in thousands)	2024	2023
MSRs UPB of loans serviced	$492,361,763	$461,947,608
Number of MSR loans serviced	2,459,476	2,312,601
UPB of loans subserviced and temporarily serviced	$42,195,864	$41,745,590
Number of loans subserviced and temporarily serviced	104,662	101,686
Total serviced UPB	$534,557,627	$503,693,198
Total loans serviced	2,564,138	2,414,287
MSR fair value	$7,162,690	$6,443,632
Total serviced delinquency count (60+) as % of total	1.26%	1.10%
Weighted average credit score	733	734
Weighted average LTV	71.39%	71.30%
Weighted average loan rate	3.99%	3.54%
Weighted average service fee	0.28%	0.28%

Three months ended June 30, 2024 summary

Loan servicing income, net was $241.7 million, a decrease of $144.2 million, or 37%, compared to $386.0 million for the same period in 2023, primarily due to the $166.5 million decrease in Change in valuation model inputs or assumptions, partially offset by the $11.1 million increase in Servicing fee income. In 2024, the Change in valuation model inputs or assumptions was $74.2 million, down from $240.7 million in 2023. This change is attributable to a smaller increase in interest rates during the second quarter of 2024, compared to the same period in 2023. The Servicing fee income increase was driven by an increase in the average portfolio size during 2024.

Six months ended June 30, 2024 summary

Loan servicing income, net was $644.0 million, an increase of $289.9 million, or 82%, which compares to $354.1 million for the same period in 2023, primarily due to the $278.8 million increase in Change in valuation model inputs or assumptions and the $24.9 million increase in Collection / realization of cash flows. In 2024, the Change in valuation model inputs or assumptions was $301.0 million, up from $22.2 million in 2023. This change was due to a larger increase in interest rates during the first half of 2024, compared to the same period in 2023.

Interest income, net

The components of Interest income, net for the periods presented were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Interest income	$112,415	$80,757	$201,395	$147,501
Interest expense on funding facilities	(81,293)	(59,512)	(132,736)	(94,624)
Interest income, net	$31,122	$21,245	$68,659	$52,877

Three months ended June 30, 2024 summary

Interest income, net was $31.1 million, an increase of $9.9 million, or 46%, compared to $21.2 million for the same period in 2023, benefiting from an increase in spread between weighted average note rate and weighted average cost of funds and increased sold loan volume in 2024.

Six months ended June 30, 2024 summary

Interest income, net was $68.7 million, an increase of $15.8 million, or 30%, compared to $52.9 million for the same period in 2023, benefiting from an increase in spread between weighted average note rate and weighted average cost of funds and increased sold loan volume in 2024.

Other income

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Deposit income	$91,776	$95,839	$174,211	$171,046
Rocket Money revenue	72,985	47,420	141,192	92,802
Amrock revenue	71,565	69,167	136,946	128,163
Rocket Homes revenue	15,492	13,822	26,460	20,830
Rocket Loans revenue	7,652	4,634	15,306	8,072
Other (1)	9,838	3,663	19,892	10,399
Total other income	$269,308	$234,545	$514,007	$431,312

(1) Other consists of revenue from additional entities and other miscellaneous income.

Three months ended June 30, 2024 summary

Other income was $269.3 million, an increase of $34.8 million, or 15%, compared to $234.5 million for the same period in 2023, primarily driven by a $25.6 million, or 54%, increase in Rocket Money revenue associated with an increase in paid subscriptions.

Six months ended June 30, 2024 summary

Other income was $514.0 million, an increase of $82.7 million, or 19%, compared to $431.3 million for same period in 2023, primarily driven by a $48.4 million, or 52%, increase in Rocket Money revenue associated with an increase in paid subscriptions.

Expenses

Expenses for the periods presented were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Salaries, commissions and team member benefits	$553,420	$579,139	$1,094,516	$1,182,914
General and administrative expenses	232,952	200,425	469,617	395,815
Marketing and advertising expenses	210,937	218,843	417,233	400,447
Interest and amortization expense on non-funding debt	38,364	38,334	76,729	76,667
Other expenses	73,007	61,116	135,931	124,069
Total expenses	$1,108,680	$1,097,857	$2,194,026	$2,179,912

Three months ended June 30, 2024 summary

Total expenses were flat compared to the same period in 2023, at $1.1 billion. General and administrative expenses were $233.0 million, an increase of $32.5 million, or 16%, compared to $200.4 million for the same period in 2023, due to a combination of higher origination volume and higher third-party credit report costs per unit. This increase was partially offset by a $25.7 million, or 4%, decrease in Salaries, commissions and team member benefits due to less team members and variable compensation expense during the current period.

Six months ended June 30, 2024 summary

Total expenses were flat compared to the same period in 2023, at $2.2 billion. General and administrative expenses were $469.6 million, an increase of $73.8 million, or 19%, compared to $395.8 million for the same period in 2023, due to a combination of higher origination volume and higher third-party credit report costs per unit. Marketing and advertising expenses were $417.2 million, an increase of $16.8 million, or 4%, compared to $400.4 million for the same period in 2023, largely due to an increase in performance marketing associated with higher volume during the current period. These increases were partially offset by a $88.4 million, or 7%, decrease in Salaries, commissions and team member benefits due to less team members and variable compensation expense during the current period.

Summary Results by Segment for the Three and Six Months Ended June 30, 2024 and 2023

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

We measure the performance of the segments primarily on a contribution margin basis. Contribution margin is intended to measure the direct profitability of each segment and is calculated as Adjusted revenue less directly attributable expenses. Adjusted revenue is a non-GAAP financial measure described above. Directly attributable expenses include Salaries, commissions and team member benefits, General and administrative expenses, Marketing and advertising expenses and Other expenses, such as direct servicing costs and origination costs. For segments, we measure gain on sale margin of sold loans and refer to this metric as ‘sold loan gain on sale margin.’ A loan is considered sold when it is sold to investors on the secondary market. Sold loan gain on sale margin reflects the gain on sale revenue of loans sold into the secondary market divided by the sold loan volume for the period. By contrast, ‘gain on sale margin’, which we reference outside of the segment discussion, measures the gain on sale revenue, net divided by net rate lock volume for the period. See below for our overview and discussion of segment results for the three and six months ended June 30, 2024 and 2023. For additional discussion, see Note 11, Segments of the notes to the unaudited condensed consolidated financial statements of this Form 10-Q.

Direct to Consumer Results

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Sold loan volume	$13,031,943	$12,445,951	$22,080,909	$21,257,403
Sold loan gain on sale margin	4.14%	3.67%	4.19%	3.69%
Revenue
Gain on sale	$577,231	$476,052	$1,117,396	$866,394
Interest income	59,806	45,484	108,688	83,606
Interest expense on funding facilities	(43,128)	(33,084)	(71,362)	(53,392)
Service fee income	353,299	342,328	697,659	707,545
Change in fair value of MSRs	(112,941)	42,377	(56,433)	(355,902)
Other income	147,057	150,101	279,254	272,673
Total revenue, net	$981,324	$1,023,258	$2,075,202	$1,520,924
Change in fair value of MSRs due to valuation assumptions, net of hedges	(72,566)	(234,556)	(293,037)	(18,498)
Adjusted revenue	$908,758	$788,702	$1,782,165	$1,502,426
Less: Directly attributable expenses (1)	534,049	529,222	1,063,853	1,034,805
Contribution margin	$374,709	$259,480	$718,312	$467,621

(1)    Direct expenses attributable to operating segments exclude corporate overhead, depreciation and amortization, and interest and amortization expense on non-funding debt.

Three months ended June 30, 2024 summary

Direct to Consumer Adjusted revenue was $908.8 million, an increase of $120.1 million, or 15%, compared to $788.7 million for the same period in 2023, primarily driven by Gain on sale revenue. Gain on sale revenue increased $101.2 million, or 21%, due to higher gain on sale margin and net rate lock volume during the period.

Direct to Consumer Directly attributable expenses was $534.0 million, an increase of $4.8 million, or 1%, compared to $529.2 million in 2023. The increase was primarily driven by an increase in third-party costs related to borrower credit report fees, partially offset by decreased marketing expense, during the period.

Direct to Consumer Contribution margin was $374.7 million, an increase of $115.2 million, or 44%, compared to $259.5 million for the same period in 2023. The increase in Contribution margin was driven primarily by an increase in Gain on sale revenue, as described above.

Six months ended June 30, 2024 summary

Direct to Consumer Adjusted revenue was $1.8 billion, an increase of $279.7 million, or 19%, compared to $1.5 billion for the same period in 2023, primarily driven by Gain on sale revenue. Gain on sale revenue increased $251.0 million, or 29%, due to higher gain on sale margin and net rate lock volume during the period.

Direct to Consumer directly attributable expenses was $1.1 billion, an increase of $29.0 million, or 3%, compared to $1.0 billion during the same period in 2023. The increase during the period was primarily driven by an increase in third-party costs related to borrower credit report fees.

Direct to Consumer contribution margin was $718.3 million, an increase of $250.7 million, or 54%, compared to $467.6 million during the same period in 2023. The increase in Contribution margin was driven primarily by an increase in Gain on sale revenue, as described above.

Partner Network Results

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Sold loan volume	$11,296,243	$9,570,826	$19,064,241	$16,154,513
Sold loan gain on sale margin	1.59%	0.93%	1.57%	0.89%
Revenue
Gain on sale	$169,020	$108,580	$318,527	$180,574
Interest income	52,609	36,043	92,707	63,715
Interest expense on funding facilities	(37,948)	(26,331)	(61,052)	(41,080)
Other income	4,156	4,196	7,936	7,814
Total revenue, net	$187,837	$122,488	$358,118	$211,023
Change in fair value of MSRs due to valuation assumptions, net of hedges	—	—	—	—
Adjusted revenue	$187,837	$122,488	$358,118	$211,023
Less: Directly attributable expenses (1)	61,506	66,425	117,450	131,784
Total Contribution margin	$126,331	$56,063	$240,668	$79,239

(1)    Direct expenses attributable to operating segments exclude corporate overhead, depreciation and amortization, and interest and amortization expense on non-funding debt.

Three months ended June 30, 2024 summary

Partner Network Adjusted revenue was $187.8 million, an increase of $65.3 million, or 53%, compared to $122.5 million for the same period in 2023, primarily driven by Gain on sale. Gain on sale revenue increased $60.4 million, or 56%, due to higher gain on sale margin and net rate lock volume during the period.

Partner Network Directly attributable expenses was $61.5 million, a decrease of $4.9 million, or 7%, compared to $66.4 million for the same period in 2023. The decline during the period was due to less team members and variable compensation expense, partially offset by an increase in third-party costs related to borrower credit reports fees.

Partner Network Contribution margin was $126.3 million, an increase of $70.3 million, or 125%, compared to $56.1 million for the same period in 2023. The increase in Contribution margin was driven primarily by an increase in Gain on sale revenue, as described above.

Six months ended June 30, 2024 summary

Partner Network Adjusted revenue was $358.1 million, an increase of $147.1 million, or 70%, compared to $211.0 million for the same period in 2023, primarily driven by Gain on sale. Gain on sale revenue increased $138.0 million, or 76%, due to higher gain on sale margin and net rate lock volume during the period.

Partner Network Directly attributable expenses was $117.5 million, a decrease of $14.3 million, or 11%, compared to $131.8 million for the same period in 2023. The decline during the period was due to less team members and variable compensation expense, partially offset by an increase in third-party costs related to borrower credit reports fees.

Partner Network Contribution margin was $240.7 million, an increase of $161.4 million, or 204%, compared to $79.2 million for the same period in 2023. The increase in Contribution margin was driven primarily by an increase in Gain on sale revenue, as described above.

Liquidity and Capital Resources

Historically, our primary sources of liquidity have included:

•    cash flow from our operations, including:

•    sale of whole loans into the secondary market;

•    sale of mortgage servicing rights and excess servicing cash flows into the secondary market;

•    loan origination fees;

•    servicing fee income;

•    interest income on loans held for sale; and

•    other income

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

As discussed in Note 5, Borrowings, of the notes to the unaudited condensed consolidated financial statements, as of June 30, 2024, we had 17 different funding and financing facilities in different amounts and with various maturities together with the Senior Notes. At June 30, 2024, the aggregate available amount under our facilities was $22.6 billion, with combined outstanding balances of $7.2 billion and unutilized capacity of $15.4 billion.

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

We remain in a strong liquidity position, with total liquidity of $8.6 billion as of June 30, 2024, which includes $1.3 billion of Cash and cash equivalents, $1.9 billion of corporate cash used to self-fund loan originations, a portion of which could be transferred to funding facilities (warehouse lines) at our discretion, $3.4 billion of undrawn lines of credit from financing facilities, and $2.0 billion of undrawn MSR lines. Margin cash held on behalf of counterparties is recorded in Cash and cash equivalents, and the related liability is classified in Other liabilities in the Condensed Consolidated Balance Sheets. Margin cash pledged to counterparties is excluded from Cash and cash equivalents and instead recorded in Other assets, as a receivable, in the Condensed Consolidated Balance Sheets.

Our funding facilities, early buy out facilities, MSRs facilities and unsecured lines of credit also generally require us to comply with certain operating and financial covenants and the availability of funds under these facilities is subject to, among other conditions, our continued compliance with these covenants. These financial covenants include, but are not limited to, maintaining (1) a certain minimum tangible net worth, (2) minimum liquidity, (3) a maximum ratio of total liabilities or total debt to tangible net worth and (4) pre-tax net income requirements. A breach of these covenants can result in an event of default under these facilities and as such allows the lenders to pursue certain remedies. In addition, each of these facilities, as well as our unsecured lines of credit, includes cross default or cross acceleration provisions that could result in all facilities terminating if an event of default or acceleration of maturity occurs under any facility. We were in compliance with all covenants as of June 30, 2024 and December 31, 2023.

June 30, 2024 compared to June 30, 2023

Cash Flows

Our Cash and cash equivalents and Restricted cash were $1.3 billion at June 30, 2024, an increase of $419.5 million, or 46%, compared to $917.8 million at June 30, 2023. The increase was primarily driven by less corporate cash used to self-fund loan originations.

Equity

Equity was $8.8 billion as of June 30, 2024, an increase of $449.1 million, or 5%, compared to $8.4 billion as of June 30, 2023. The increase was primarily a result of net income of $350.9 million, as well as share-based compensation expense of $143.5 million.
Distributions
During the three and six months ended June 30, 2024 and 2023, the Company had no material dividend or tax distributions. Except for tax distributions, these distributions are at the discretion of our board of directors.

Contractual Obligations, Commercial Commitments, and Other Contingencies

There were no material changes outside the ordinary course of business to our outstanding contractual obligations as of June 30, 2024 from information and amounts previously disclosed as of December 31, 2023 in our Annual Report on Form 10-K under the caption “Contractual Obligations, Commercial Commitments, and Other Contingencies”. Refer to Notes 5, Borrowings, and 9, Commitments, Contingencies, and Guarantees, of the notes to the condensed consolidated financial statements for further discussion of contractual obligations, commercial commitments, and other contingencies, including legal contingencies.
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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of June 30, 2024, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of business, we may be involved in various pending or threatened legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon our financial condition and/or results of operations. However, in the opinion of our management, matters pending or threatened against us are not expected to have a material adverse effect on our business, financial condition and results of operations. Refer to Note 9 Commitments, Contingencies, and Guarantees, to the condensed consolidated financial statements under the heading Legal included in this Quarterly Report on Form 10-Q for legal proceedings and related matters.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Authorization

On November 10, 2020, our board of directors approved a share repurchase program of up to $1.0 billion of our Common Stock, including both Class A and Class D, which repurchases may be made, from time to time, in privately negotiated transactions or in the open market, in accordance with applicable securities laws (the “Share Repurchase Program”). The Share Repurchase Program was renewed on November 11, 2022 and will remain in effect for a two-year period. The Share Repurchase Program authorizes but does not obligate the Company to make any repurchases at any specific time. The timing and extent to which the Company repurchases its shares will depend upon, among other things, market conditions, share price, liquidity targets, regulatory requirements and other factors. As of June 30, 2024 approximately $590.7 million remain available under the Share Repurchase Program. There were no share repurchases during the three months ended June 30, 2024.

As of July 30, 2024, Rocket Companies repurchased 32.1 million shares at a weighted average price of $12.73. We have returned $409.3 million to shareholders in aggregate under the $1.0 billion Share Repurchase Program.

Item 5. Other Information

On June 30, 2024, the pre-arranged stock trading plan pursuant to Rule 10b5-1 of Matthew Rizik, a member of the Company’s Board of Directors, automatically terminated pursuant to its terms. The expired plan was adopted by Mr. Rizik on November 9, 2023, and provided for the potential purchase of shares not to exceed $250,000 of Class A common stock until June 30, 2024.

During the three months ended June 30, 2024, no director or "officer" (as defined in Rule 16a-1(f) under the Exchange Act) of the Company, other than Mr. Rizik, informed the Company of the adoption, modification or termination of a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K under the Exchange Act.

JPMorgan Chase Bank, N.A. EBO Facility Amendment

On August 1, 2024, Rocket Mortgage, LLC entered into an amendment to the Amended and Restated Master Repurchase Agreement dated as of May 31, 2024 among JPMorgan Chase Bank, N.A., as buyer, QL Ginnie EBO, LLC, as seller, QL Ginnie REO, LLC, as the REO Subsidiary, together with seller, the seller parties, and Rocket Mortgage, LLC, as guarantor (the “EBO Facility Amendment”), and the related amendment to the pricing side letter dated as of August 1, 2024. The amendments increased the facility amount from $1.0 billion to $2.0 billion and effectuated certain other technical changes. The above description of the terms of the EBO Facility Amendment is qualified in its entirety by reference to the full text of the EBO Facility Amendment, a copy of which is filed as an exhibit to this Form 10-Q.

JPMorgan Chase Bank, N.A. Facility Renewal

On August 1, 2024, Rocket Mortgage, LLC entered into an amendment to the First Amended and Restated Master Repurchase Agreement dated as of August 11, 2022 by and among Rocket Mortgage, LLC, as seller, JPMorgan Chase Bank, N.A., its successors, assignees and affiliates, as a buyer and as administrative agent for buyers, and the other buyers party thereto (the “Renewal Amendment”) and the related side letter dated as of August 1, 2024. The amendments extended the maturity date to August 1, 2026, decreased the facility amount from $2.0 billion to $1.0 billion, and effectuated certain other technical changes. The above description of the terms of the Renewal Amendment is qualified in its entirety by reference to the full text of the Renewal Amendment, a copy of which is filed as an exhibit to this Form 10-Q.

Item 6. Exhibits

Exhibit Number	Description
3.1*
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Rocket Companies, Inc., dated June 18, 2024, and the Amended and Restated Certificate of Incorporation of Rocket Companies, Inc., dated August 5, 2020.

3.2	Amended and Restated Bylaws of Rocket Companies, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, filed on September 2, 2020)
10.1*
Amendment No. 5 to Amended and Restated Master Repurchase Agreement dated as of April 3, 2024, by and among Bank of America, N.A., as Buyer, RCKT Mortgage SPE-A, LLC, as Seller, and Rocket Mortgage, LLC, as Guarantor

10.2*#	Fifth Amendment to Lease (One North Central) dated as of May 9, 2024, by and between PFP 5 SUB ONC, LLC and Rocket Mortgage, LLC
10.3*#
Amendment No. 6 to Amended and Restated Master Repurchase Agreement dated as of May 15, 2024, by and among Bank of America, N.A., as Buyer, RCKT Mortgage SPE-A, LLC, as Seller, and Rocket Mortgage, LLC, as Guarantor

10.4*#
Amended and Restated Master Repurchase Agreement dated May 31, 2024, among JPMorgan Chase Bank, National Association, as Buyer, QL Ginnie EBO, LLC, as Seller, and QL Ginnie REO, LLC, as REO Subsidiary and Rocket Mortgage, LLC, as Guarantor

10.5*#	Sixth Amendment to Amended and Restated Lease (One Campus Martius) dated June 14, 2024, but effective May 1, 2024, by and between 1000 Webward LLC and Rocket Mortgage, LLC
10.6*#	Revolving Credit Agreement, dated as of July 2, 2024, by and among Rocket Mortgage, LLC, as Borrower, The Lenders Party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent
10.7*	Third Amended and Restated Operating Agreement of RKT Holdings, LLC
10.8*#†
Amendment No.1 to Amended and Restated Master Repurchase Agreement, dated as of August 1, 2024, among JPMorgan Chase Bank, National Association, QL Ginnie EBO, LLC, as seller, QL Ginnie REO, LLC, as REO Subsidiary, Rocket Mortgage, LLC, as owner and servicer and as guarantor

10.9*#
Amendment No. 1 to First Amended and Restated Master Repurchase Agreement, dated as of August 1, 2024, by and among Rocket Mortgage, LLC, as seller, and JPMorgan Chase Bank, N.A., its successors, assign and affiliates, as buyer

31.1*	Certification of CEO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)
31.2*	Certification of CFO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)
32.1*	Certification by the CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification by the CFO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
#	Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The Company agrees to furnish supplementally an unredacted copy of the exhibit to the Securities and Exchange Commission upon its request.
†	Certain schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally to the SEC a copy of any such schedule upon request by the SEC.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rocket Companies, Inc.

August 6, 2024	By:	/s/ Brian Brown
Date		Name: Brian Brown
Chief Financial Officer and Treasurer
(Principal Financial Officer)