Form 10-Q
period 2024-09-30
Rocket Companies, Inc.
filed 2024-11-12
CIK 1805284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of November 5, 2024, 145,835,235 shares of the registrant's Class A common stock, $0.00001 par value, and 1,848,879,483 shares of the registrant's Class D common stock, $0.00001 par value, were outstanding.

Rocket Companies, Inc.
Form 10-Q
For the period ended September 30, 2024

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Rocket Companies, Inc.
Condensed Consolidated Balance Sheets
($ In Thousands, Except Per Share Amounts)

	September 30, 2024	December 31, 2023
Assets	(Unaudited)
Cash and cash equivalents	$1,228,234	$1,108,466
Restricted cash	20,363	28,366
Mortgage loans held for sale, at fair value	10,978,259	6,542,232
Interest rate lock commitments (“IRLCs”), at fair value	228,204	132,870
Mortgage servicing rights (“MSRs”), at fair value	6,810,667	6,439,787
Notes receivable and due from affiliates	15,226	19,530
Property and equipment, net of accumulated depreciation and amortization of $598,768 and $536,196, respectively	229,377	250,856
Deferred tax asset, net	535,776	550,149
Lease right of use assets	296,631	347,696
Forward commitments, at fair value	7,655	26,614
Loans subject to repurchase right from Ginnie Mae	2,283,017	1,533,387
Goodwill and intangible assets, net	1,233,954	1,236,765
Other assets	1,250,771	1,015,022
Total assets	$25,118,134	$19,231,740
Liabilities and equity
Liabilities
Funding facilities	$8,499,043	$3,367,383
Other financing facilities and debt
Senior Notes, net	4,037,557	4,033,448
Early buy out facility	106,863	203,208
Accounts payable	175,925	171,350
Lease liabilities	335,950	393,882
Forward commitments, at fair value	62,991	142,988
Investor reserves	99,080	92,389
Notes payable and due to affiliates	30,511	31,006
Tax receivable agreement liability	584,695	584,695
Loans subject to repurchase right from Ginnie Mae	2,283,017	1,533,387
Other liabilities	550,118	376,294
Total liabilities	$16,765,750	$10,930,030
Equity
Class A common stock, $0.00001 par value - 10,000,000,000 shares authorized, 144,920,227 and 135,814,173 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively.	$1	$1
Class B common stock, $0.00001 par value - 6,000,000,000 shares authorized, none issued and outstanding as of September 30, 2024 and December 31, 2023.	—	—
Class C common stock, $0.00001 par value - 6,000,000,000 shares authorized, none issued and outstanding as of September 30, 2024 and December 31, 2023.	—	—
Class D common stock, $0.00001 par value - 6,000,000,000 shares authorized, 1,848,879,483 shares issued and outstanding as of September 30, 2024 and December 31, 2023.	19	19
Additional paid-in capital	373,362	340,532
Retained earnings	278,955	284,296
Accumulated other comprehensive income	60	52
Non-controlling interest	7,699,987	7,676,810
Total equity	8,352,384	8,301,710
Total liabilities and equity	$25,118,134	$19,231,740
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Rocket Companies, Inc.
Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)
($ In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue
Gain on sale of loans
Gain on sale of loans excluding fair value of originated MSRs, net	$506,688	$241,496	$1,396,128	$786,128
Fair value of originated MSRs	337,702	330,627	906,044	850,027
Gain on sale of loans, net	844,390	572,123	2,302,172	1,636,155
Loan servicing (loss) income
Servicing fee income	373,796	344,061	1,074,219	1,054,037
Change in fair value of MSRs	(878,311)	12,765	(934,744)	(343,137)
Loan servicing (loss) income, net	(504,515)	356,826	139,475	710,900
Interest income
Interest income	108,566	93,868	309,961	241,369
Interest expense on funding facilities	(101,820)	(67,059)	(234,556)	(161,683)
Interest income, net	6,746	26,809	75,405	79,686
Other income	300,327	247,410	814,334	678,722
Total revenue, net	646,948	1,203,168	3,331,386	3,105,463
Expenses
Salaries, commissions and team member benefits	607,526	589,584	1,702,042	1,772,498
General and administrative expenses	221,074	199,399	690,691	595,214
Marketing and advertising expenses	200,528	193,406	617,761	593,853
Depreciation and amortization	28,607	27,636	83,633	83,678
Interest and amortization expense on non-funding debt	38,620	38,354	115,349	115,021
Other expenses	47,912	37,164	128,817	105,191
Total expenses	1,144,267	1,085,543	3,338,293	3,265,455
(Loss) income before income taxes	(497,319)	117,625	(6,907)	(159,992)
Benefit from (provision for) income taxes	15,895	(2,680)	(5,878)	2,606
Net (loss) income	(481,424)	114,945	(12,785)	(157,386)
Net loss (income) attributable to non-controlling interest	459,413	(108,739)	8,284	152,507
Net (loss) income attributable to Rocket Companies	$(22,011)	$6,206	$(4,501)	$(4,879)

(Loss) earnings per share of Class A common stock
Basic	$(0.16)	$0.05	$(0.03)	$(0.04)
Diluted	$(0.19)	$0.04	$(0.03)	$(0.06)

Weighted average shares outstanding
Basic	141,763,221	129,390,501	139,475,981	126,971,718
Diluted	2,003,296,515	1,983,992,350	139,475,981	1,979,203,982

Comprehensive (loss) income
Net (loss) income	$(481,424)	$114,945	$(12,785)	$(157,386)
Cumulative translation adjustment	(358)	164	161	12
Comprehensive (loss) income	(481,782)	115,109	(12,624)	(157,374)
Comprehensive loss (income) attributable to non-controlling interest	459,747	(108,893)	8,133	152,496
Comprehensive (loss) income attributable to Rocket Companies	$(22,035)	$6,216	$(4,491)	$(4,878)

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Rocket Companies, Inc.
Condensed Consolidated Statements of Changes in Equity
($ In Thousands)
(Unaudited)

	Class A Common Stock Shares	Class A Common Stock Amount	Class D Common Stock Shares	Class D Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Non-controlling Interest	Total Equity
Balance, December 31, 2022	123,491,606	$1	1,848,879,483	$19	$276,221	$300,394	$69	$7,898,845	$8,475,549
Net loss	—	—	—	—	—	(18,523)	—	(392,960)	(411,483)
Cumulative translation adjustment	—	—	—	—	—	—	—	7	7
Unrealized loss on investment securities	—	—	—	—	—	—	(101)	(1,488)	(1,589)
Share-based compensation, net	1,390,650	—	—	—	3,217	—	—	47,596	50,813
Distributions for state taxes on behalf of unit holders (members), net of refunds	—	—	—	—	—	(209)	—	326	117
Forfeitures of Special Dividend to Class A Shareholders	—	—	—	—	—	23	—	347	370
Taxes withheld on team members' restricted share award vesting	—	—	—	—	(444)	—	—	(6,550)	(6,994)
Issuance of Class A common stock under share-based compensation plans	878,817	—	—	—	456	—	—	6,794	7,250
Change in controlling interest of investment, net	—	—	—	—	15,268	(688)	—	(19,275)	(4,695)
Balance, March 31, 2023	125,761,073	$1	1,848,879,483	$19	$294,718	$280,997	$(32)	$7,533,642	$8,109,345
Net income	—	—	—	—	—	7,438	—	131,714	139,152
Cumulative translation adjustment	—	—	—	—	—	—	(9)	(150)	(159)
Unrealized gain on investment securities	—	—	—	—	—	—	101	1,488	1,589
Share-based compensation, net	574,094	—	—	—	3,170	—	—	46,221	49,391
Contributions from unit holders (members) to subsidiary investment, net	—	—	—	—	—	—	—	61,378	61,378
Forfeitures of Special Dividend to Class A Shareholders	—	—	—	—	—	82	—	1,200	1,282
Taxes withheld on employees' restricted share award vesting	—	—	—	—	(210)	—	—	(3,050)	(3,260)
Issuance of Class A common stock under share-based compensation plans	794,282	—	—	—	465	—	—	6,803	7,268
Change in controlling interest of investment, net	—	—	—	—	3,997	—	—	(5,129)	(1,132)
Balance, June 30, 2023	127,129,449	$1	1,848,879,483	$19	$302,140	$288,517	$60	$7,774,117	$8,364,854
Net income	—	—	—	—	—	6,206	—	108,739	114,945
Cumulative translation adjustment	—	—	—	—	—	—	10	154	164
Share-based compensation, net	3,338,087	—	—	—	2,671	—	—	38,213	40,884
Forfeitures of Special Dividend to Class A Shareholders	—	—	—	—	—	47	—	661	708
Taxes withheld on employees' restricted share award vesting	—	—	—	—	(1,282)	—	—	(18,165)	(19,447)
Issuance of Class A common stock under share-based compensation plans	802,759	—	—	—	540	—	—	7,809	8,349
Change in controlling interest of investment, net	—	—	—	—	12,935	—	(2)	(17,017)	(4,084)
Balance, September 30, 2023	131,270,295	$1	1,848,879,483	$19	$317,004	$294,770	$68	$7,894,511	$8,506,373

Rocket Companies, Inc.
Condensed Consolidated Statements of Changes in Equity
($ In Thousands)
(Unaudited)

	Class A Common Stock Shares	Class A Common Stock Amount	Class D Common Stock Shares	Class D Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Non-controlling Interest	Total Equity
Balance, December 31, 2023	135,814,173	$1	1,848,879,483	$19	$340,532	$284,296	$52	$7,676,810	$8,301,710
Net income	—	—	—	—	—	16,215	—	274,499	290,714
Cumulative translation adjustment	—	—	—	—	—	—	21	293	314
Share-based compensation, net	2,458,761	—	—	—	2,060	—	—	27,722	29,782
Distributions for state taxes on behalf of unit holders (members)	—	—	—	—	—	(19)	—	(255)	(274)
Forfeitures of Special Dividend to Class A Shareholders	—	—	—	—	—	2	—	29	31
Taxes withheld on team members' restricted share award vesting	—	—	—	—	(1,152)	—	—	(15,410)	(16,562)
Issuance of Class A common stock under share-based compensation plans	538,683	—	—	—	454	—	—	6,161	6,615
Change in controlling interest of investment, net	—	—	—	—	8,917	—	(1)	(11,795)	(2,879)
Balance, March 31, 2024	138,811,617	$1	1,848,879,483	$19	$350,811	$300,494	$72	$7,958,054	$8,609,451
Net income	—	$—	—	$—	$—	$1,295	$—	$176,630	$177,925
Cumulative translation adjustment	—	—	—	—	—	—	13	192	205
Share-based compensation, net	506,140	—	—	—	2,652	—	—	35,095	37,747
Distributions for state taxes on behalf of unit holders (members)	—	—	—	—	—	(6)	—	(86)	(92)
Distributions to unit holders (members) from subsidiary investment, net	—	—	—	—	—	(837)	—	(13,013)	(13,850)
Forfeitures of Special Dividend to Class A Shareholders	—	—	—	—	—	12	—	161	173
Taxes withheld on employees' restricted share award vesting	—	—	—	—	(305)	—	—	(4,029)	(4,334)
Issuance of Class A common stock under share-based compensation plans	645,826	—	—	—	554	—	—	7,357	7,911
Change in controlling interest of investment, net	—	—	—	—	3,898	—	—	(5,113)	(1,215)
Balance, June 30, 2024	139,963,583	$1	1,848,879,483	$19	$357,610	$300,958	$85	$8,155,248	$8,813,921
Net loss	—	—	—	—	—	(22,011)	—	(459,413)	(481,424)
Cumulative translation adjustment	—	—	—	—	—	—	(24)	(334)	(358)
Share-based compensation, net	3,576,274	—	—	—	2,760	—	—	35,883	38,643
Distributions for state taxes on behalf of unit holders (members)	—	—	—	—	—	(2)	—	(30)	(32)
Forfeitures of Special Dividend to Class A Shareholders	—	—	—	—	—	10	—	139	149
Issuance of Class A Common Shares upon exercise of stock options	775,211	—	—	—	992	—	—	12,846	13,838
Taxes withheld on employees' restricted share award vesting	—	—	—	—	(2,632)	—	—	(33,688)	(36,320)
Issuance of Class A common stock under share-based compensation plans	605,159	—	—	—	612	—	—	8,060	8,672
Change in controlling interest of investment, net	—	—	—	—	14,020	—	(1)	(18,724)	(4,705)
Balance, September 30, 2024	144,920,227	$1	1,848,879,483	$19	$373,362	$278,955	$60	$7,699,987	$8,352,384

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Rocket Companies, Inc.
Condensed Consolidated Statements of Cash Flows
($ In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Operating activities
Net loss	$(12,785)	$(157,386)
Adjustments to reconcile Net loss to Net cash used in operating activities:
Depreciation and amortization	83,633	83,678
Provision for (benefit from) deferred income taxes	5,600	(3,587)
Origination of MSRs	(906,044)	(850,027)
Change in fair value of MSRs, net	940,747	321,866
Gain on sale of loans excluding fair value of originated MSRs, net	(1,396,128)	(786,128)
Disbursements of mortgage loans held for sale	(72,075,853)	(61,002,673)
Proceeds from sale of mortgage loans held for sale	68,853,271	60,950,186
Disbursements of non-mortgage loans held for sale	(236,845)	(125,756)
Change in fair value of non-mortgage loans held for sale	1,503	2,785
Share-based compensation expense	109,925	144,748
Change in assets and liabilities
Due from affiliates	4,304	36
Other assets	44,460	(5,069)
Accounts payable	4,576	83,586
Due to affiliates	(495)	(3,251)
Other liabilities	107,723	63,433
Total adjustments	$(4,459,623)	$(1,126,173)
Net cash used in operating activities	$(4,472,408)	$(1,283,559)
Investing activities
Net proceeds from sale of MSRs	$219,694	$897,894
Net purchase of MSRs	(641,975)	(106,389)
Decrease in mortgage loans held for investment	11,243	7,325
Purchases of investment securities, available for sale	—	(5,472)
Sales of investment securities, available for sale	—	6,479
Purchase and other additions of property and equipment, net of disposals	(48,787)	(60,876)
Net cash (used in) provided by investing activities	$(459,825)	$738,961
Financing activities
Net borrowings on funding facilities	$5,131,660	$1,121,704
Net payments on early buy out facility	(96,345)	(416,133)
Net borrowings on notes payable from unconsolidated affiliates	—	536
Proceeds from consolidated CFE, net	51,030	—
Stock issuance	33,288	19,475
Taxes withheld on team members' restricted share award vesting	(57,216)	(29,701)
(Distributions to) contributions from other unit holders (members of Holdings)	(18,580)	51,528
Net cash provided by financing activities	$5,043,837	$747,409
Effects of exchange rate changes on cash and cash equivalents	161	12
Net increase in cash and cash equivalents and restricted cash	111,765	202,823
Cash and cash equivalents and restricted cash, beginning of period	1,136,832	789,099
Cash and cash equivalents and restricted cash, end of period	$1,248,597	$991,922
Non-cash activities
Loans transferred to other real estate owned	$3,046	$2,011
Supplemental disclosures
Cash paid for interest on related party borrowings	$1,291	$1,286

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

We are a Detroit‑based fintech company including mortgage, real estate and personal finance business. We are committed to delivering industry-best client experiences through our AI-fueled homeownership strategy. Our full suite of products empowers our clients across financial wellness, personal loans, home search, mortgage finance, title and closing. We believe our widely recognized “Rocket” brand is synonymous with simple, fast and trusted digital experiences. Through these businesses, we seek to deliver innovative client solutions leveraging our Rocket platform. Our business operations are organized into the following two segments: (1) Direct to Consumer and (2) Partner Network, refer to Note 11, Segments.

Rocket Companies, Inc. is a holding company. Its primary material asset is the equity interest in Holdings which, including through its direct and indirect subsidiaries, conducts the Company's operations. Holdings is a Michigan limited liability company and wholly owns the following entities, with each entity's subsidiaries identified in parentheses: Rocket Mortgage, LLC, Amrock Holdings, LLC (“Amrock”), Rocket Title Insurance Company (“RTI”) or previously Amrock Title Insurance Company, LMB HoldCo LLC (“Core Digital Media”), RCRA Holdings LLC (Rock Connections LLC dba “Rocket Connections”), Rocket Homes Real Estate LLC (“Rocket Homes”), RockLoans Holdings LLC (“Rocket Loans”), Rocket Money, Inc. (“Rocket Money”), Rocket Worldwide Holdings Inc. (EFB Holdings Inc. (“Rocket Mortgage Canada”) and Lendesk Canada Holdings Inc. (“Lendesk Technologies”)), Woodward Capital Management LLC and Rocket Card, LLC. As used herein, “Rocket Mortgage” refers to either the Rocket Mortgage brand or platform, or the Rocket Mortgage business, as the context allows.

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

For further details on the Company's other consolidated VIE, refer below to Variable Interest Entities.

All significant intercompany transactions and accounts between the businesses comprising the Company have been eliminated in the accompanying condensed consolidated financial statements.

The Company's derivatives, IRLCs, MSRs, mortgage and non-mortgage loans held for sale and trading investment securities are measured at fair value on a recurring basis. Additionally, other assets may be required to be measured at fair value in the condensed consolidated financial statements on a nonrecurring basis. For further details of the Company's transactions refer to Note 2, Fair Value Measurements.

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

Management Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management is not aware of any factors that would significantly change its estimates and assumptions, actual results may differ from these estimates, as of September 30, 2024.

Subsequent Events

In preparing these condensed consolidated financial statements, the Company evaluated events and transactions for potential recognition or disclosure through the date these condensed consolidated financial statements were issued. Refer to Note 5, Borrowings for disclosures on changes to the Company's debt agreements that occurred subsequent to September 30, 2024.

Revenue Recognition

Gain on sale of loans, net — includes all components related to the origination and sale of mortgage loans, including (1) net gain on sale of loans, which represents the premium we receive in excess of the loan principal amount and certain fees charged by investors upon sale of loans into the secondary market, (2) loan origination fees (credits), points and certain costs, (3) provision for or benefit from investor reserves, (4) the change in fair value of interest rate locks and loans held for sale, (5) the gain or loss on forward commitments hedging loans held for sale and interest rate lock commitments (IRLCs) and (6) the fair value of originated MSRs. An estimate of the Gain on sale of loans, net is recognized at the time an IRLC is issued, net of a pull-through factor. Subsequent changes in the fair value of IRLCs and mortgage loans held for sale are recognized in current period earnings. When the mortgage loan is sold into the secondary market, any difference between the proceeds received and the current fair value of the loan is recognized in current period earnings in Gain on sale of loans, net. Included in Gain on sale of loans, net is the Fair value of originated MSRs, which represents the estimated fair value of MSRs related to loans which we have sold and retained the right to service.

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

Other income — is derived primarily from deposit income, personal finance subscription revenue, closing fees, net appraisal revenue, net title insurance fees, personal loans business, real estate network referral fees and professional service fees.

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

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Thousands, Except Per Share Amounts or Unless Otherwise Noted)
Rocket Money subscription revenue — The Company recognizes subscription revenue ratably over the contract term beginning on the commencement date of each contract. We have determined that subscriptions represent a stand-ready obligation to perform over the subscription term. These performance obligations are satisfied over time as the customer simultaneously receives and consumes the benefits. Contracts are one month to one year in length. Subscription revenues were $65,950 and $46,448 for the three months ended September 30, 2024 and 2023, respectively and $192,119 and $128,627 for the nine months ended September 30, 2024 and 2023, respectively.

Amrock closing fees — The Company recognizes closing fees for non-recurring services provided in connection with the origination of the loan. These fees are recognized at the time of loan closing for purchase transactions or at the end of a client's three-day rescission period for refinance transactions, which represents the point in time the loan closing services performance obligation is satisfied. The consideration received for closing services is a fixed fee per loan that varies by state and loan type. Closing fees were $29,231 and $21,172 for the three months ended September 30, 2024 and 2023, respectively and $75,057 and $59,470 for the nine months ended September 30, 2024 and 2023, respectively.

Amrock appraisal revenue, net — The Company recognizes appraisal revenue when the appraisal service is completed. The Company may choose to deliver appraisal services directly to its client or subcontract such services to a third-party licensed and/or certified appraiser. In instances where the Company performs the appraisal, revenue is recognized as the gross amount of consideration received at a fixed price per appraisal. The Company is an agent in instances where a third-party appraiser is involved in the delivery of appraisal services and revenue is recognized net of third-party appraisal expenses. Appraisal revenue was $9,222 and $8,279 for the three months ended September 30, 2024 and 2023, respectively and $27,552 and $33,098 for the nine months ended September 30, 2024 and 2023, respectively.

Rocket Homes real estate network referral fees — The Company recognizes real estate network referral fee revenue based on arrangements with partner agencies contingent on the closing of a transaction. As this revenue stream is variable, and is contingent on the successful transaction close, the revenue is constrained until the occurrence of the transaction. At this point, the constraint on recognizing revenue is deemed to have been lifted and revenue is recognized for the consideration expected to be received. Real estate network referral fees were $14,363 and $16,841 for the three months ended September 30, 2024 and 2023, respectively and $40,657 and $37,588 for the nine months ended September 30, 2024 and 2023, respectively.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. We maintain our bank accounts with a relatively small number of high-quality financial institutions.

Restricted cash as of September 30, 2024 and 2023 consisted of cash on deposit for a repurchase facility, client application deposits, title premiums collected from the insured that are due to the underwriter, and principal and interest received in collection accounts for purchased assets.

	September 30,
	2024	2023
Cash and cash equivalents	$1,228,234	$957,254
Restricted cash	20,363	34,668
Total cash, cash equivalents and restricted cash in the statement of cash flows	$1,248,597	$991,922

Loans subject to repurchase right from Ginnie Mae

For certain loans sold to Ginnie Mae, the Company as the servicer has the unilateral right to repurchase any individual loan in a Ginnie Mae securitization pool if that loan meets defined criteria, including being delinquent more than 90 days. Once the Company has the unilateral right to repurchase the delinquent loan, the Company has effectively regained control over the loan and must re-recognize the loan on the Condensed Consolidated Balance Sheets and establish a corresponding liability regardless of the Company's intention to repurchase the loan. The asset and corresponding liability are recorded at the unpaid principal balance of the loan, which approximates its fair value.

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

Rocket Companies, Inc.’s financial position, performance and cash flows effectively represent those of Holdings and its subsidiaries as of and for the period ended September 30, 2024.

During the quarter ended September 30, 2024, a subsidiary of the Company transferred assets to a trust for which the Company holds a variable interest. Management concluded the Company has power to direct activities impacting the trust’s economic performance and therefore is a consolidated VIE in accordance with ASC 810, Consolidation. The Company has elected to account for the assets and liabilities of the VIE as a collateralized financing entity (“CFE”). A CFE is a VIE that holds financial assets, issues beneficial interests in those assets and has no more than nominal equity. The related assets are not available for general use by the Company and creditors have no recourse to the Company for the related liabilities.

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

Accounting Standards Issued but Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07: Improvements to Reportable Segment Disclosures. The new guidance requires additional disclosures around significant segment expenses and the chief operating decision maker. The guidance is effective for fiscal years beginning after December 15, 2023 and interim periods with fiscal years beginning after December 15, 2024. The Company is in the process of evaluating the requirements of the update, which is expected to result in expanded disclosures upon adoption.

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

2. Fair Value Measurements

Fair value is the price that would be received if an asset were sold or the price that would be paid to transfer a liability in an orderly transaction between willing market participants at the measurement date. Required disclosures include classification of fair value measurements within a three-level hierarchy (Level 1, Level 2 and Level 3). Classification of a fair value measurement within the hierarchy is dependent on the classification and significance of the inputs used to determine the fair value measurement. Observable inputs are those that are observed, implied from, or corroborated with externally available market information. Unobservable inputs represent the Company’s estimates of market participants’ assumptions.

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

The following is a description of measurement techniques for items recorded at fair value on a recurring basis. There were no material items recorded at fair value on a nonrecurring basis as of September 30, 2024 or December 31, 2023.

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

MSRs: The fair value of MSRs is determined using an internal valuation model that calculates the present value of estimated net future cash flows. The model includes estimates of prepayment speeds, discount rate, cost to service, float earnings and contractual servicing fee income, among others. MSRs are classified as Level 3.

Forward commitments: The Company’s forward commitments are valued based on quoted prices for similar assets in an active market with inputs that are observable and are classified within Level 2 of the valuation hierarchy.

Investment securities: Investment securities are trading debt securities that are recorded at fair value using observable market prices for similar securities or identical securities that are traded in less active markets, which are classified as Level 2 and include highly rated municipal, government and corporate bonds. As of March 31, 2023, the investment securities were classified as available for sale. The investments securities were subsequently transferred to the trading classification during 2023 due to the intent and frequency of purchases and sales.

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

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Thousands, Except Per Share Amounts or Unless Otherwise Noted)
Assets and Liabilities of the consolidated CFE: Assets and liabilities represent non-mortgage loans and investment debt certificates at the consolidated CFE, respectively. The Company has elected the fair value option and to measure both the assets and liabilities of the consolidated CFE using the more observable of the fair value of the financial assets or the fair value of the financial liabilities. The Company determined inputs to the fair value measurement of the financial assets to be more observable. The fair value of the assets and liabilities of the consolidated CFE are determined using an internal valuation model that calculates the present value of estimated net future cash flows and are classified as Level 3. The net equity in the consolidated CFE represents the fair value of the Company’s beneficial interest in the entity.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The table below shows a summary of financial statement items that are measured at estimated fair value on a recurring basis, including assets measured under the fair value option. There were no material transfers of assets or liabilities recorded at fair value on a recurring basis between Levels 1, 2 or 3 during the nine months ended September 30, 2024 or the year ended December 31, 2023.

	Level 1	Level 2	Level 3	Total
Balance at September 30, 2024
Assets:
Mortgage loans held for sale (1)	$—	$10,681,964	$296,295	$10,978,259
IRLCs	—	—	228,204	228,204
MSRs	—	—	6,810,667	6,810,667
Forward commitments	—	7,655	—	7,655
Investment securities (2)	—	41,105	—	41,105
Non-mortgage loans held for sale (2)	—	—	250,881	250,881
Assets of the consolidated CFE (3)	—	—	61,107	61,107
Total assets	$—	$10,730,724	$7,647,154	$18,377,878
Liabilities:
Forward commitments	$—	$62,991	$—	$62,991
Liabilities of the consolidated CFE (3)	—	—	51,030	51,030
Total liabilities	$—	$62,991	$51,030	$114,021

Balance at December 31, 2023
Assets:
Mortgage loans held for sale (1)	$—	$6,103,714	$438,518	$6,542,232
IRLCs	—	—	132,870	132,870
MSRs	—	—	6,439,787	6,439,787
Forward commitments	—	26,614	—	26,614
Investment securities (2)	—	39,518	—	39,518
Non-mortgage loans held for sale (2)	—	—	163,018	163,018
Total assets	$—	$6,169,846	$7,174,193	$13,344,039
Liabilities:
Forward commitments	$—	$142,988	$—	$142,988
Total liabilities	$—	$142,988	$—	$142,988

(1)     As of September 30, 2024 and December 31, 2023, $138.7 million and $195.6 million of unpaid principal balance of the level 3 mortgage loans held for sale were 90 days or more delinquent and were considered in non-accrual status.

(2)    These are included in Other assets on the Condensed Consolidated Balance Sheets.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Thousands, Except Per Share Amounts or Unless Otherwise Noted)
(3)    Asset and Liabilities of the consolidated CFE are included in Other assets and Other liabilities, respectively, on the Condensed Consolidated Balance Sheets. These financial instruments transferred into Level 3 during the three months ended September 30, 2024.

The following tables present the quantitative information about material recurring Level 3 fair value financial instruments and the fair value measurements as of:

	September 30, 2024		December 31, 2023
Unobservable Input	Range	Weighted Average	Range	Weighted Average
Mortgage loans held for sale
Model pricing	70% - 103%	90%	68% - 100%	87%
IRLCs
Pull-through probability	0% - 100%	75%	0% - 100%	72%
MSRs
Discount rate	9.5% - 12.5%	9.9%	9.5% - 12.5%	9.9%
Conditional prepayment rate	6.7% - 20.8%	8.1%	6.6% - 37.0%	7.5%
Non-mortgage loans held for sale
Discount rate	0.0% - 9.3%	7.5%	8.5% - 9.3%	8.6%
The table below presents a reconciliation of Level 3 assets measured at fair value on a recurring basis for the three and nine months ended September 30, 2024 and 2023. Mortgage servicing rights are also classified as a Level 3 asset measured at fair value on a recurring basis and its reconciliation is found in Note 3, Mortgage Servicing Rights.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Thousands, Except Per Share Amounts or Unless Otherwise Noted)

	Mortgage Loans Held for Sale	IRLCs	Non-Mortgage Loans Held for Sale
Balance at June 30, 2024	$351,853	$170,381	$269,460
Transfers in (1)	104,668	—	72,406
Transfers out/principal reductions (1)	(169,435)	—	(91,071)
Net transfers and revaluation gains	—	57,823	—
Total gains included in Net (loss) income for assets held at the end of the reporting date	9,209	—	86
Balance at September 30, 2024	$296,295	$228,204	$250,881

Balance at June 30, 2023	$632,378	$127,690	$78,490
Transfers in (1)	180,127	—	46,513
Transfers out/principal reductions (1)	(276,249)	—	—
Net transfers and revaluation losses	—	(35,122)	—
Total losses included in Net (loss) income for assets held at the end of the reporting date	(34,011)	—	(2,032)
Balance at September 30, 2023	$502,245	$92,568	$122,971

Balance at December 31, 2023	$438,518	$132,870	$163,018
Transfers in (1)	322,404	—	236,845
Transfers out/principal reductions (1)	(464,972)	—	(147,479)
Net transfers and revaluation gains	—	95,334	—
Total gains (losses) included in Net (loss) income for assets held at the end of the reporting date	345	—	(1,503)
Balance at September 30, 2024	$296,295	$228,204	$250,881

Balance at December 31, 2022	$1,082,730	$90,635	$—
Transfers in (1)	588,894	—	125,756
Transfers out/principal reductions (1)	(1,093,226)	—	—
Net transfers and revaluation gains	—	1,933	—
Total losses included in Net (loss) income for assets held at the end of the reporting date	(76,153)	—	(2,785)
Balance at September 30, 2023	$502,245	$92,568	$122,971
(1)    Transfers in represent loans repurchased from investors or loans originated for which an active market currently does not exist. Transfers out primarily represent loans sold or transferred to third parties and loans paid in full.

Fair Value Option

The following is the estimated fair value and UPB of mortgage and non-mortgage loans held for sale that have contractual principal amounts and for which the Company has elected the fair value option. The fair value option was elected for mortgage and non-mortgage loans held for sale as the Company believes fair value best reflects their expected future economic performance:

	Fair Value	Principal Amount Due Upon Maturity	Difference (1)
Balance at September 30, 2024
Mortgage loans held for sale	$10,978,259	$10,737,510	$240,749
Non-mortgage loans held for sale	$250,881	$257,938	$(7,057)

Balance at December 31, 2023
Mortgage loans held for sale	$6,542,232	$6,418,082	$124,150
Non-mortgage loans held for sale	$163,018	$168,573	$(5,555)

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

The following table presents the carrying amounts and estimated fair value of financial liabilities that are not recorded at fair value on a recurring or nonrecurring basis. This table excludes cash and cash equivalents, restricted cash, warehouse borrowings and line of credit borrowing facilities as these financial instruments are highly liquid or short-term in nature and as a result, their carrying amounts approximate fair value:

	September 30, 2024		December 31, 2023
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior Notes, due 10/15/2026	$1,145,430	$1,104,184	$1,143,716	$1,064,520
Senior Notes, due 1/15/2028	61,563	59,192	61,463	60,469
Senior Notes, due 3/1/2029	745,572	705,038	744,819	679,455
Senior Notes, due 3/1/2031	1,241,325	1,153,813	1,240,311	1,105,088
Senior Notes, due 10/15/2033	843,667	760,929	843,139	725,458
Total Senior Notes, net	$4,037,557	$3,783,156	$4,033,448	$3,634,990

The fair value of Senior Notes was calculated using the observable bond price at September 30, 2024 and December 31, 2023, respectively. The Senior Notes are classified as Level 2 in the fair value hierarchy.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Thousands, Except Per Share Amounts or Unless Otherwise Noted)
3. Mortgage Servicing Rights

Mortgage servicing rights are recognized as assets on the Condensed Consolidated Balance Sheets when loans are sold, and the associated servicing rights are retained. The Company maintains one class of MSRs asset and has elected the fair value option. These MSRs are recorded at fair value, which is determined using an internal valuation model that calculates the present value of estimated future net servicing fee income. The model includes estimates of prepayment speeds, discount rate, cost to service, float earnings and contractual servicing fee income, among others.

The following table summarizes changes to the MSR assets:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Fair value, beginning of period	$7,162,690	$6,443,632	$6,439,787	$6,946,940
MSRs originated	337,702	330,627	906,044	850,027
MSRs sales	(104,206)	(221,893)	(229,945)	(897,894)
MSRs purchases	310,536	103,115	641,774	103,115
Changes in fair value (1):
Due to changes in valuation model inputs or assumptions	(681,955)	212,128	(379,598)	239,821
Due to collection/realization of cash flows	(214,100)	(189,444)	(567,395)	(563,844)
Total changes in fair value	(896,055)	22,684	(946,993)	(324,023)
Fair value, end of period	$6,810,667	$6,678,165	$6,810,667	$6,678,165

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

The Company retains the right to service a majority of these loans upon sale through ownership of servicing rights. The total UPB of mortgage loans serviced, excluding subserviced loans, at September 30, 2024 and December 31, 2023 was $512,980,084 and $468,237,971, respectively. The portfolio primarily consists of high-quality performing agency and government (FHA and VA) loans. As of September 30, 2024 and December 31, 2023, delinquent loans (defined as 60-plus days past-due) were 1.40% and 1.23%, respectively, of our total portfolio. During the three and nine months ended September 30, 2023, the Company sold excess servicing cash flows on certain agency loans for total proceeds of $136,916 and $383,694, respectively.

The following is a summary of the weighted average discount rate and prepayment speed assumptions used to determine the fair value of MSRs as well as the expected life of the loans in the servicing portfolio:

	September 30, 2024	December 31, 2023
Discount rate	9.9%	9.9%
Prepayment speeds	8.1%	7.5%
Life (in years)	7.52	7.83

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

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Thousands, Except Per Share Amounts or Unless Otherwise Noted)

The following sensitivity analysis shows the potential impact on the fair value of the Company’s MSRs based on hypothetical changes in key assumptions, including the discount rate and prepayment speeds:

	Discount Rate		Prepayment Speeds
	100 BPS Adverse Change	200 BPS Adverse Change	10% Adverse Change	20% Adverse Change
September 30, 2024
Mortgage servicing rights	$(278,645)	$(535,114)	$(219,731)	$(408,685)
December 31, 2023
Mortgage servicing rights	$(279,493)	$(536,573)	$(183,254)	$(356,871)

4. Mortgage Loans Held for Sale

The Company sells substantially all of its originated mortgage loans into the secondary market. Mortgage loans held for sale are loans originated that are expected to be sold into the secondary market. Below is a roll forward of the activity in mortgage loans held for sale:

	Nine Months Ended September 30,
	2024	2023
Balance at the beginning of period	$6,542,232	$7,343,475
Disbursements of mortgage loans held for sale	72,075,853	61,002,673
Proceeds from sales of mortgage loans held for sale	(68,853,271)	(60,919,447)
Gain on sale of mortgage loans excluding fair value of other financial instruments, net (1)	1,213,445	585,851
Balance at the end of period	$10,978,259	$8,012,552

(1)    The Gain on sale of loans excluding fair value of originated MSRs, net on the Condensed Consolidated Statements of Cash Flows includes income related to non-mortgage loans, interest rate lock commitments, forward commitments and provision for investor reserves.

Credit Risk

The Company is subject to credit risk associated with mortgage loans that it purchases and originates during the period of time prior to the sale of these loans. The Company considers credit risk associated with these loans to be minimal as it holds the loans for a short period of time, which for the nine months ended September 30, 2024 is generally less than 45 days from the date of borrowing, and the market for these loans continues to be highly liquid. The Company is also subject to credit risk associated with mortgage loans it has repurchased as a result of breaches of representations and warranties during the period of time between repurchase and resale.

5. Borrowings

The Company maintains various funding facilities, financing facilities and unsecured senior notes, as shown in the tables below. Interest rates typically have two main components; a base rate - most commonly SOFR, which is sometimes subject to a minimum floor, plus a spread. Some funding facilities have a commitment fee, which can be up to 50 basis points per year. The commitment fee charged by lenders is calculated based on the committed line amount multiplied by a negotiated rate. The Company is required to maintain certain covenants, including minimum tangible net worth, minimum liquidity, maximum total debt or liabilities to net worth ratio, pretax net income requirements and other customary debt covenants, as defined in the agreements. The Company was in compliance with all covenants as of September 30, 2024 and December 31, 2023.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Thousands, Except Per Share Amounts or Unless Otherwise Noted)
The amount owed and outstanding on the Company’s loan funding facilities fluctuates based on its origination volume, the amount of time it takes the Company to sell the loans it originates and the Company’s ability to use its cash to self-fund loans. In addition to self-funding, the Company may use surplus cash to “buy-down” the effective interest rate of certain loan funding facilities or to self-fund a portion of our loan originations. Buy-down funds are included in Cash and cash equivalents on the Condensed Consolidated Balance Sheets. We have the ability to withdraw these funds at any time, unless a margin call has been made or a default has occurred under the relevant facilities. We will also deploy cash to self-fund loan originations, a portion of which can be transferred to a mortgage loan funding facility or the early buy out line, provided that such loans meet the eligibility criteria to be placed on such lines. The remaining portion will be funded in normal course over a short period of time, generally less than 45 days.

The terms of the Senior Notes restrict our ability and the ability of our subsidiary guarantors among other things to: (1) merge, consolidate or sell, transfer or lease assets and; (2) create liens on assets.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Thousands, Except Per Share Amounts or Unless Otherwise Noted)
Mortgage Funding Facilities

Facility Type	Collateral	Maturity	Line Amount	Committed Line Amount	Outstanding Balance as of September 30, 2024	Outstanding Balance as of December 31, 2023
Mortgage Loan funding:
1) Master Repurchase Agreement (1)(12)	Mortgage loans held for sale (11)	11/27/2024	1,000,000	100,000	900,686	397,265
2) Master Repurchase Agreement (12)	Mortgage loans held for sale (11)	8/1/2026	1,000,000	—	753,655	429,976
3) Master Repurchase Agreement (2)(12)	Mortgage loans held for sale (11)	7/25/2025	1,500,000	250,000	362,523	552,079
4) Master Repurchase Agreement (3)(12)	Mortgage loans held for sale (11)	9/8/2025	1,000,000	250,000	967,577	547,016
5) Master Repurchase Agreement (4)(12)	Mortgage loans held for sale (11)	11/6/2025	1,500,000	250,000	269,449	106,063
6) Master Repurchase Agreement (5)(12)	Mortgage loans held for sale (11)	N/A	N/A	N/A	—	241,574
7) Master Repurchase Agreement (6)(12)	Mortgage loans held for sale (11)	9/26/2025	800,000	100,000	772,127	507,302
8) Master Repurchase Agreement (12)	Mortgage loans held for sale (11)	5/6/2026	1,000,000	100,000	961,212	—
9) Master Repurchase Agreement (7)(12)	Mortgage loans held for sale (11)	5/29/2026	2,000,000	250,000	696,261	—
10) Master Repurchase Agreement (12)	Mortgage loans held for sale (11)	6/12/2026	750,000	—	729,454	—
11) Master Repurchase Agreement (8)(12)	Mortgage loans held for sale (11)	N/A	N/A	N/A	N/A	N/A
			$10,550,000	$1,300,000	$6,412,944	$2,781,275
Mortgage Loan Early Funding:
12) Early Funding Facility (9)(12)	Mortgage loans held for sale (11)	(9)	$5,000,000	$—	$1,208,589	$286,594
13) Early Funding Facility (10)(12)	Mortgage loans held for sale (11)	(10)	2,000,000	—	712,110	183,414
			7,000,000	—	1,920,699	470,008

Total Mortgage Funding Facilities			$17,550,000	$1,300,000	$8,333,643	$3,251,283

Personal Loan funding:
14) Revolving Credit and Security Agreement (12)	Personal loans held for sale	1/30/2025	$175,000	$175,000	$165,400	$116,100

Total Funding Facilities			$17,725,000	$1,475,000	$8,499,043	$3,367,383

(1)    This facility has an overall line size of $1,000,000. Subsequent to September 30, 2024, this facility was amended to include a $150,000 sublimit for early buy out financing; capacity is fully fungible and is not restricted by these allocations.

(2)    This facility has a 12-month initial term, which can be extended for 3-months at each subsequent 3-month anniversary from the initial start date. Subsequent to September 30, 2024, this facility was extended to October 27, 2025.

(3)    Subsequent to September 30, 2024, this facility was increased to $2,500,000 with $250,000 committed and extended to October 1, 2026.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Thousands, Except Per Share Amounts or Unless Otherwise Noted)

(4)    This facility has an overall line size of $1,500,000. This facility also includes a $1,500,000 sublimit for MSR financing; capacity is fully fungible and is not restricted by these allocations.

(5)    This facility was voluntarily paid off and terminated in August 2024.

(6)    Subsequent to September 30, 2024, this facility was extended to October 2, 2026.

(7)    This facility is a sublimit of Financing Facility 6, found below in Financing Facilities. Refer to Subfootnote 4, Financing Facilities for additional details regarding this facility.

(8)    Subsequent to September 30, 2024, the Company entered into a new Master Repurchase Agreement. The new facility has an overall line size of $1,000,000 with $200,000 committed, maturing on October 2, 2026.

(9)    This facility is an evergreen agreement with no stated termination or expiration date. This agreement can be terminated by either party upon written notice.

(10)    This facility has an overall line size of $2,000,000, which is reviewed every 90 days. This facility is an evergreen agreement with no stated termination or expiration date. This agreement can be terminated by either party upon written notice.

(11)    The Company has multiple borrowing facilities in the form of asset sales under agreements to repurchase. These borrowing facilities are secured by mortgage loans held for sale at fair value as the first priority security interest.

(12)    The interest rates charged by lenders on funding facilities included the applicable base rate plus a spread ranging from 1.00% to 1.80% for the nine months ended September 30, 2024 and year ended December 31, 2023.

Financing Facilities

Facility Type	Collateral	Maturity	Line Amount	Committed Line Amount	Outstanding Balance as of September 30, 2024	Outstanding Balance as of December 31, 2023
Line of Credit Financing Facilities
1) Unsecured line of credit (1)	—	7/27/2025	$2,000,000	$—	$—	$—
2) Unsecured line of credit (1)	—	7/31/2025	100,000	—	—	—
3) Revolving credit facility (6)	—	7/2/2027	1,150,000	1,150,000	—	—
4) MSR line of credit (2)(6)	MSRs	11/8/2024	500,000	—	—	—
5) MSR line of credit (3)(6)	MSRs	11/6/2025	1,500,000	250,000	—	—
			$5,250,000	$1,400,000	$—	$—
Early Buyout Financing Facility
6) Early buy out facility (4)(6)	Loans/ Advances	5/29/2026	$2,000,000	$250,000	$106,863	$203,208
7) Early buy out facility (5)(6)	Loans/ Advances	N/A	N/A	N/A	—	—
			$2,000,000	$250,000	$106,863	$203,208
(1)    Refer to Note 6, Transactions with Related Parties for additional details regarding this unsecured line of credit.

(2)    Subsequent to September 30, 2024, this facility was extended to November 7, 2025.

(3)    This facility is a sublimit of Master Repurchase Agreement 5, found above in Mortgage Funding Facilities. Refer to Subfootnote 4, Mortgage Funding Facilities for additional details regarding this financing facility.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Thousands, Except Per Share Amounts or Unless Otherwise Noted)
(4)    This facility has an overall line size of $2,000,000. This facility also includes a $2,000,000 sublimit for newly originated mortgage loans held for sale; capacity is fully fungible and is not restricted by these allocations.

(5)    This facility is a sublimit of Master Repurchase Agreement 1, found above in Mortgage Funding Facilities. Refer to Subfootnote 1, Mortgage Funding Facilities for additional details regarding this financing facility.

(6)    The interest rates charged by lenders on the financing facilities included the applicable base rate, plus a spread ranging from 1.45% to 3.25% for the nine months ended September 30, 2024 and 1.45% to 4.00% for the year ended December 31, 2023.

Unsecured Senior Notes

Facility Type	Maturity	Interest Rate	Outstanding Principal September 30, 2024	Outstanding Principal December 31, 2023
Unsecured Senior Notes (1)	10/15/2026	2.875%	$1,150,000	$1,150,000
Unsecured Senior Notes (2)	1/15/2028	5.250%	61,985	61,985
Unsecured Senior Notes (3)	3/1/2029	3.625%	750,000	750,000
Unsecured Senior Notes (4)	3/1/2031	3.875%	1,250,000	1,250,000
Unsecured Senior Notes (5)	10/15/2033	4.000%	850,000	850,000
Total Senior Notes			$4,061,985	$4,061,985

Weighted Average Interest Rate			3.59%	3.59%

(1)    The 2026 Senior Notes are unsecured obligation notes with no asset required to pledge for this borrowing. Unamortized debt issuance costs are presented net against the Senior Notes reducing the $1,150,000 carrying amount on the Condensed Consolidated Balance Sheets by $4,570 and $6,284 as of September 30, 2024 and December 31, 2023, respectively.

(2)    The 2028 Senior Notes are unsecured obligation notes with no asset required to pledge for this borrowing. Unamortized debt issuance costs and discounts are presented net against the Senior Notes reducing the $61,985 carrying amount on the Condensed Consolidated Balance Sheets by $230 and $192 as of September 30, 2024, respectively, and $285 and $237, as of December 31, 2023, respectively.

(3)    The 2029 Senior Notes are unsecured obligation notes with no asset required to pledge for this borrowing. Unamortized debt issuance costs are presented net against the Senior Notes reducing the $750,000 carrying amount on the Condensed Consolidated Balance Sheets by $4,428 and $5,181 as of September 30, 2024 and December 31, 2023, respectively.

(4)    The 2031 Senior Notes are unsecured obligation notes with no asset required to pledge for this borrowing. Unamortized debt issuance costs are presented net against the Senior Notes reducing the $1,250,000 carrying amount on the Condensed Consolidated Balance Sheets by $8,675 and $9,689 as of September 30, 2024 and December 31, 2023, respectively.

(5)    The 2033 Senior Notes are unsecured obligation notes with no asset required to pledge for this borrowing. Unamortized debt issuance costs are presented net against the Senior Notes reducing the $850,000 carrying amount on the Condensed Consolidated Balance Sheets by $6,333 and $6,861 as of September 30, 2024 and December 31, 2023, respectively.

Refer to Note 2, Fair Value Measurements for information pertaining to the fair value of the Company’s debt as of September 30, 2024 and December 31, 2023.

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

Financing Arrangements

On June 9, 2017, Rocket Mortgage and RHI entered into an unsecured line of credit, as further amended and restated on September 16, 2021 (“RHI Line of Credit”), pursuant to which Rocket Mortgage has a borrowing capacity of $2,000,000. The RHI Line of Credit matures on July 27, 2025. Borrowings under the line of credit bear interest at a rate per annum of the applicable base rate, plus a spread of 1.25%. The line of credit is uncommitted and RHI has sole discretion over advances. The RHI Line of Credit also contains negative covenants which restrict the ability of the Company to incur debt and create liens on certain assets. It also requires Rocket Mortgage to maintain a quarterly consolidated net income before taxes if adjusted tangible net worth meets certain requirements. The Company did not draw on the RHI Line of Credit during the period and there were no outstanding amounts due as of September 30, 2024 and December 31, 2023.

RHI and RTI are parties to a surplus debenture, effective as of December 28, 2015, and as further amended and restated on July 31, 2023 (the “RHI/RTI Debenture”), pursuant to which RTI is indebted to RHI for an aggregate principal amount of $21,500. The RHI/RTI Debenture matures on December 31, 2030. Interest under the RHI/RTI Debenture accrues at an annual rate of 8%. Principal and interest under the RHI/RTI Debenture are due and payable quarterly, in each case subject to RTI achieving a certain amount of surplus and payments of all interest before principal payments begin. Any unpaid amounts of principal and interest shall be due and payable upon the maturity of the RHI/RTI Debenture. RTI repaid an aggregate of $429 and $250 for the three months ended September 30, 2024 and 2023, respectively, and $1,291 and $750 for the nine months ended September 30, 2024 and 2023, respectively. The total amount of interest accrued was $434 for the three months ended September 30, 2024 and 2023, and $1,291 and $1,286 for the nine months ended September 30, 2024 and 2023, respectively. The aggregate amount due to RHI was $30,264 as of September 30, 2024 and December 31, 2023.

On July 31, 2020, Holdings and RHI entered into an agreement for an uncommitted, unsecured revolving line of credit (“RHI 2nd Line of Credit”), which will provide for financing from RHI to the Company of up to $100,000. The RHI 2nd Line of Credit matures on July 31, 2025. Borrowings under the line of credit will bear interest at a rate per annum of the applicable base rate plus a spread of 1.25%. The negative covenants of the line of credit restrict the ability of the Company to incur debt and create liens on certain assets. The line of credit also contains customary events of default. The Company did not draw on the RHI 2nd Line of Credit during the period and there were no amounts outstanding as of September 30, 2024 and December 31, 2023.

The Notes receivable and due from affiliates was $15,226 and $19,530 as of September 30, 2024 and December 31, 2023, respectively. The Notes payable and due to affiliates was $30,511 and $31,006 as of September 30, 2024 and December 31, 2023, respectively.

Services, Products and Other Transactions

We have entered into transactions and agreements to provide certain services to Related Parties. We recognized revenue of $1,450 and $2,318 for the three months ended September 30, 2024 and 2023, respectively and $4,710 and $7,184 for the nine months ended September 30, 2024 and 2023, respectively, for the performance of these services, which was included in Other income on the Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss). We have also entered into transactions and agreements to purchase certain services, products and other transactions from Related Parties. We incurred expenses of $801 and $556, which are included in Salaries, commissions and team member benefits; $13,142 and $12,677, which are included in General and administrative expenses; and $2,813 and $2,637, which are included in Marketing and advertising expenses, for the three months ended September 30, 2024 and 2023, respectively, on the Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss). We incurred expenses of $2,210 and $1,611, which are included in Salaries, commissions and team member benefits; $37,975 and $35,929, which are included in General and administrative expenses; and $8,115 and $9,341, which are included in Marketing and advertising expenses, for the nine months ended September 30, 2024 and 2023, respectively, on the Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss).

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Thousands, Except Per Share Amounts or Unless Otherwise Noted)
The Company has also entered into a Tax Receivable Agreement with RHI and our Chairman as described further in Note 7, Income Taxes. The Company has also guaranteed the debt of a related party as described further in Note 9, Commitments, Contingencies and Guarantees.

Lease Transactions with Related Parties

The Company is a party to lease agreements for certain offices, including our headquarters in Detroit, with various affiliates of Bedrock Management Services LLC (“Bedrock”), a related party, and other related parties of the Company. The Company incurred expenses related to these arrangements of $18,550 and $18,934 for the three months ended September 30, 2024 and 2023, respectively and $56,848 and $55,620 for the nine months ended September 30, 2024 and 2023, respectively. These amounts are included in General and administrative expenses on the Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss).

7. Income Taxes

The Company had an income tax benefit of $15,895 on Loss before income taxes of $497,319 and an income tax expense of $2,680 on Income before income taxes of $117,625 for the three months ended September 30, 2024 and 2023, respectively. The Company had an income tax expense of $5,878 on Loss before income taxes of $6,907 and an income tax benefit of $2,606 on Loss before income taxes of $159,992 for the nine months ended September 30, 2024 and 2023, respectively. The Company’s income tax expense varies from the expense that would be expected based on statutory rates due principally to its organizational structure and valuation allowances for deferred tax benefits the Company does not believe are more likely than not to be realized.

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

Several subsidiaries of Holdings, such as Rocket Mortgage, Amrock and other subsidiaries, are single member LLC entities. As single member LLCs of Holdings, all taxable income or loss generated by these subsidiaries passes through and is included in the income or loss of Holdings. A provision for state and local income taxes is required for certain jurisdictions that tax single member LLCs as regarded entities. Other subsidiaries of Holdings, such as Rocket Title Insurance Company, LMB Mortgage Services and others, are treated as C Corporations and separately file and pay taxes apart from Holdings in various jurisdictions including U.S. federal, state, local and Canada.

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

No payment was made to the LLC Members pursuant to the Tax Receivable Agreement during the three and nine months ended September 30, 2024 and the three months ended September 30, 2023. A payment of $35,697 was made to the LLC Members pursuant to the Tax Receivable Agreement during the nine months ended September 30, 2023.

The amounts payable under the Tax Receivable Agreement will vary depending upon a number of factors, including the amount, character and timing of the taxable income of Rocket Companies in the future. Any such changes in these factors or changes in the Company’s determination of the need for a valuation allowance related to the tax benefits acquired under the Tax Receivable Agreement could adjust the Tax receivable agreement liability recognized and recorded within earnings in future periods.

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

For the three and nine months ended September 30, 2024, Holdings paid tax distributions totaling $30 and $14,222, respectively, to holders of Holdings Units other than Rocket Companies. For the three and nine months ended September 30, 2023, Holdings paid no tax distributions to holders of Holdings Units other than Rocket Companies.

8. Derivative Financial Instruments

The Company uses forward commitments to hedge the interest rate risk exposure on certain fixed and adjustable rate commitments. Utilization of forward commitments involves some degree of basis risk. Basis risk is defined as the risk that the hedging instrument’s price does not offset the increase or decrease in the market price of the underlying financial instrument being hedged. The Company calculates an expected hedge ratio to mitigate a portion of this risk. The Company’s derivative instruments are not designated as accounting hedging instruments, and therefore, changes in fair value are recorded in current period Net (loss) income. Hedging gains and losses are included in Gain on sale of loans, net and Change in fair value of MSRs in the Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss).

Net hedging (losses) gains were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Hedging (losses) gains (1)	$(289,120)	$248,213	$(145,036)	$349,989

(1)    Includes the change in fair value related to derivatives economically hedging MSRs identified for sale.

Refer to Note 2, Fair Value Measurements, for additional information on the fair value of derivative financial instruments.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Thousands, Except Per Share Amounts or Unless Otherwise Noted)

Notional and Fair Value

The notional and fair values of derivative financial instruments not designated as hedging instruments were as follows:

	Notional Value	Derivative Asset	Derivative Liability
Balance at September 30, 2024:
IRLCs, net of loan funding probability (1)	$9,855,971	$228,204	$—
Forward commitments (2)	$19,309,071	$7,655	$62,991

Balance at December 31, 2023:
IRLCs, net of loan funding probability (1)	$4,728,040	$132,870	$—
Forward commitments (2)	$9,650,041	$26,614	$142,988

(1)    IRLCs are also discussed in Note 9, Commitments, Contingencies and Guarantees.

(2)    Includes the fair value and net notional value related to derivatives economically hedging MSRs identified for sale.

Counterparty agreements for forward commitments contain master netting agreements. The table below presents the gross amounts of recognized assets and liabilities subject to master netting agreements. Margin cash is cash that is exchanged by counterparties to be held as collateral related to these derivative financial instruments. Margin cash held on behalf of counterparties is recorded in Cash and cash equivalents, and the related liability is classified in Other liabilities in the Condensed Consolidated Balance Sheets. Margin cash pledged to counterparties is excluded from Cash and cash equivalents and instead recorded in Other assets as a margin call receivable from counterparties in the Condensed Consolidated Balance Sheets. The Company had $58,405 and $66,598 of margin cash pledged to counterparties related to these forward commitments at September 30, 2024 and December 31, 2023, respectively. As of September 30, 2024 and December 31, 2023, there was $356 and $250 of margin cash held on behalf of counterparties, respectively.

	Gross Amount of Recognized Assets or Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Presented in the Condensed Consolidated Balance Sheets
Offsetting of Derivative Assets
Balance at September 30, 2024:
Forward commitments	$11,240	$(3,585)	$7,655
Balance at December 31, 2023:
Forward commitments	$37,647	$(11,033)	$26,614

Offsetting of Derivative Liabilities
Balance at September 30, 2024:
Forward commitments	$(110,396)	$47,405	$(62,991)
Balance at December 31, 2023:
Forward commitments	$(174,545)	$31,557	$(142,988)

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

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Thousands, Except Per Share Amounts or Unless Otherwise Noted)
The Company is exposed to credit loss in the event of contractual nonperformance by its trading counterparties and counterparties to its various over-the-counter derivative financial instruments noted in the above Notional and Fair Value discussion. The Company manages this credit risk by selecting only counterparties that it believes to be financially strong, spreading the credit risk among many such counterparties, placing contractual limits on the amount of unsecured credit extended to any single counterparty and entering into netting agreements with the counterparties as appropriate.

Certain counterparties have master netting agreements. The master netting agreements contain a legal right to offset amounts due to and from the same counterparty. Derivative assets in the Condensed Consolidated Balance Sheets represent derivative contracts in a gain position, net of loss positions with the same counterparty and, therefore, also represent the Company’s maximum counterparty credit risk. The Company incurred no credit losses due to nonperformance of any of its counterparties during the three and nine months ended September 30, 2024 and 2023.

9. Commitments, Contingencies and Guarantees

Interest Rate Lock Commitments

IRLCs are agreements to lend to a client as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company evaluates each client’s creditworthiness on a case-by-case basis.

The number of days from the date of the IRLC to expiration of fixed and variable rate lock commitments outstanding at September 30, 2024 and December 31, 2023 was 40 days and 41 days, respectively, on average.

The UPB of IRLCs was as follows:

	September 30, 2024		December 31, 2023
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
IRLCs	$12,381,454	$730,451	$6,317,330	$258,045

Commitments to Sell Mortgage Loans

In the ordinary course of business, the Company enters into contracts to sell existing mortgage loans held for sale into the secondary market at specified future dates. The amount of commitments to sell existing loans at September 30, 2024 and December 31, 2023 was $869,159 and zero, respectively.

Commitments to Sell Loans with Servicing Released

In the ordinary course of business, the Company enters into contracts to sell the MSRs of certain newly originated loans on a servicing released basis. In the event that a forward commitment is not filled and there has been an unfavorable market shift from the date of commitment to the date of settlement, the Company is contractually obligated to pay a pair-off fee on the undelivered balance. There were $371,025 and $226,535 of loans committed to be sold servicing released at September 30, 2024 and December 31, 2023, respectively.

Investor Reserves

The following presents the activity in the investor reserves:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Balance at beginning of period	$94,362	$100,828	$92,389	$110,147
Provision for investor reserves	11,204	10,775	29,872	103,616
Realized losses	(6,486)	(16,036)	(23,181)	(118,196)
Balance at end of period	$99,080	$95,567	$99,080	$95,567

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

Escrow Deposits

As a service to its clients, the Company administers escrow deposits representing undisbursed amounts received for payment of property taxes, insurance, funds for title services, principal and interest on loans held for sale. Cash held by the Company for property taxes, insurance and settlement funds for title services was $5,538,255 and $3,469,770 and for principal and interest was $3,925,863 and $2,225,625 at September 30, 2024 and December 31, 2023, respectively. These amounts are not considered assets of the Company and, therefore, are excluded from the Condensed Consolidated Balance Sheets. The Company remains contingently liable for the disposition of these deposits.

Guarantees

As of September 30, 2024 and December 31, 2023, the Company guaranteed the debt of a related party consisting of three separate guarantees totaling $443 and $1,770, respectively. As of September 30, 2024 and December 31, 2023, the Company did not record a liability on the Condensed Consolidated Balance Sheets for these guarantees because it was not probable that the Company would be required to make payments under these guarantees.

Tax Receivable Agreement

As indicated in Note 7, Income Taxes, the Company is party to a Tax Receivable Agreement.

Legal

Rocket Companies, through its subsidiaries, engages in, among other things, mortgage lending, title and settlement services and other financial technology services and products. Rocket Companies and its subsidiaries operate in highly regulated industries and are routinely subject to various legal and administrative proceedings concerning matters that arise in the normal and ordinary course of business, including inquiries, complaints, subpoenas, audits, examinations, investigations and potential enforcement actions from regulatory agencies and state attorneys general; state and federal lawsuits and putative class actions; and other litigation. Periodically, we assess our potential liabilities and contingencies in connection with outstanding legal and administrative proceedings utilizing the latest information available. While it is not possible to predict the outcome of any of these matters, based on our assessment of the facts and circumstances, we do not believe any of these matters, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations, or cash flows. However, actual outcomes may differ from those expected and could have a material effect on our financial position, results of operations, or cash flows in a future period. Rocket Companies accrues for losses when they are probable to occur and such losses are reasonably estimable. Legal costs are expensed as they are incurred.

As of September 30, 2024 and December 31, 2023, the Company has recorded reserves related to potential damages in connection with any legal proceedings of $19,500 and $15,000, respectively. The ultimate outcome of these or other proceedings, including any monetary awards against Rocket Companies or one or more of its subsidiaries, is uncertain and there can be no assurance as to the amount of any such potential awards. Rocket Companies and its subsidiaries will incur defense costs and other expenses in connection with these proceedings. Plus, if a judgment for money that exceeds specified thresholds is rendered against Rocket Companies or any of its subsidiaries and it or they fail to timely pay, discharge, bond or obtain a stay of execution of such judgment, it is possible that one or more of the companies could be deemed in default of loan funding facilities and other agreements governing indebtedness. If the final resolution in one or more of these proceedings is unfavorable, it could have a material adverse effect on the business, liquidity, financial condition, cash flows and results of operations of Rocket Companies.

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

Rocket Mortgage is subject to certain minimum net worth, minimum capital ratio and minimum liquidity requirements established by the Federal Housing Finance Agency (“FHFA”) for Fannie Mae and Freddie Mac (collectively defined as “GSEs”) Seller/Servicers and Ginnie Mae (together with GSEs, the “Agencies”) for single family issuers. The effective requirements as of September 30, 2024 are listed below. Furthermore, refer to Note 5, Borrowings for additional information regarding compliance with all covenant requirements. As of September 30, 2024 and December 31, 2023, Rocket Mortgage was in compliance with these requirements.

Minimum Net Worth

The minimum net worth requirement for FHFA is defined as follows:

•    Base of $2,500 plus 25 basis points of total GSE Residential First Lien Mortgage Servicing UPB, plus 25 basis points of total non-agency single-family outstanding serving portfolio, plus 35 basis points of the Ginnie Mae total single-family effective outstanding obligations.

•    Adjusted/Tangible Net Worth is defined as total equity less goodwill and other intangible assets, affiliate receivables, deferred tax assets net of associated deferred tax liabilities and carrying value of pledged assets net of associated liabilities.

The minimum net worth requirement for Ginnie Mae is defined as follows:

•    Base of $2,500, plus 35 basis points of the Ginnie Mae total single-family effective outstanding obligations, plus 25 basis points of total GSE single-family outstanding servicing portfolio balance, plus 25 basis points of total non-agency single-family outstanding serving portfolio.

•    Adjusted Net Worth is defined as total equity less goodwill and other intangible assets, affiliate receivables and net of associated liabilities, deferred tax assets net of associated deferred tax liabilities and valuation adjustment of certain assets.

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

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Thousands, Except Per Share Amounts or Unless Otherwise Noted)
•    Origination liquidity; plus 50 basis points of the sum of mortgage loans held for sale at lower cost or market, mortgage loans held for sale at fair value and UPB of interest rate lock commitments after fallout adjustment.

•    Supplemental liquidity; plus 2 basis points of our UPB serviced for GSEs, plus 5 basis points of our UPB serviced for Ginnie Mae.

•    Allowable assets for liquidity may include cash and cash equivalents (unrestricted), available for sale or held for trading investment grade securities (e.g., Agency MBS, Obligations of GSEs, US Treasury Obligations) and 50% of committed/unused Agency Mortgage Servicing advance lines of credit.

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

•    Allowable assets for liquidity may include cash and cash equivalents (unrestricted), available for sale or held for trading investment grade securities (e.g., Agency MBS, Obligations of GSEs, US Treasury Obligations) and outstanding servicing advances.

The most restrictive of the minimum net worth and capital requirements require Rocket Mortgage to maintain a minimum adjusted net worth balance of $1,500,000 as of September 30, 2024 and $1,568,586 as of December 31, 2023. As of September 30, 2024 and December 31, 2023, Rocket Mortgage was in compliance with this requirement.

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

Revenues in the Direct to Consumer segment are generated primarily from the gain on sale of loans, which includes loan origination fees, revenues associated with title insurance, appraisals and settlement services and revenues from sales of loans into the secondary market, as well as the fair value of originated MSRs and hedging gains and losses. Loan servicing income consists of the contractual fees earned for servicing loans and other ancillary servicing fees, as well as changes in the fair value of MSRs due to changes in valuation assumptions and realization of cash flows.

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

Revenues in the Partner Network segment are generated primarily from the gain on sale of loans, which includes loan origination fees, revenues associated with title insurance, appraisals and settlement services and revenues from sales of loans into the secondary market, as well as the fair value of originated MSRs and hedging gains and losses.

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

Key operating data for our business segments for the periods ended:

Three Months Ended September 30, 2024	Direct to Consumer	Partner Network	Segments Total	All Other	Total
Revenues
Gain on sale of loans, net	$665,825	$168,159	$833,984	$10,406	$844,390
Interest income	58,549	50,017	108,566	—	108,566
Interest expense on funding facilities	(55,068)	(47,074)	(102,142)	322	(101,820)
Servicing fee income	372,363	—	372,363	1,433	373,796
Changes in fair value of MSRs	(878,311)	—	(878,311)	—	(878,311)
Other income	167,794	5,795	173,589	126,738	300,327
Total U.S. GAAP Revenue, net	331,152	176,897	508,049	138,899	646,948
Change in fair value of MSRs due to valuation assumptions, net of hedges	676,073	—	676,073	—	676,073
Adjusted revenue	1,007,225	176,897	1,184,122	138,899	1,323,021
Less: Directly attributable expenses	551,248	64,611	615,859	85,446	701,305
Contribution margin	$455,977	$112,286	$568,263	$53,453	$621,716

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Thousands, Except Per Share Amounts or Unless Otherwise Noted)

Nine Months Ended September 30, 2024	Direct to Consumer	Partner Network	Segments Total	All Other	Total
Revenues
Gain on sale of loans, net	$1,783,221	$486,686	$2,269,907	$32,265	$2,302,172
Interest income	167,237	142,724	309,961	—	309,961
Interest expense on funding facilities	(126,430)	(108,126)	(234,556)	—	(234,556)
Servicing fee income	1,070,022	—	1,070,022	4,197	1,074,219
Changes in fair value of MSRs	(934,744)	—	(934,744)	—	(934,744)
Other income	447,048	13,731	460,779	353,555	814,334
Total U.S. GAAP Revenue, net	2,406,354	535,015	2,941,369	390,017	3,331,386
Change in fair value of MSRs due to valuation assumptions, net of hedges	383,036	—	383,036	—	383,036
Adjusted revenue	2,789,390	535,015	3,324,405	390,017	3,714,422
Less: Directly attributable expenses	1,615,101	182,061	1,797,162	263,187	2,060,349
Contribution margin	$1,174,289	$352,954	$1,527,243	$126,830	$1,654,073

Three Months Ended September 30, 2023	Direct to Consumer	Partner Network	Segments Total	All Other	Total
Revenues
Gain on sale of loans, net	$460,559	$102,088	$562,647	$9,476	$572,123
Interest income	50,644	43,404	94,048	(180)	93,868
Interest expense on funding facilities	(36,124)	(30,836)	(66,960)	(99)	(67,059)
Servicing fee income	342,719	—	342,719	1,342	344,061
Changes in fair value of MSRs	12,765	—	12,765	—	12,765
Other income	153,868	3,431	157,299	90,111	247,410
Total U.S. GAAP Revenue, net	984,431	118,087	1,102,518	100,650	1,203,168
Change in fair value of MSRs due to valuation assumptions, net of hedges	(201,248)	—	(201,248)	—	(201,248)
Adjusted revenue	783,183	118,087	901,270	100,650	1,001,920
Less: Directly attributable expenses	479,307	59,686	538,993	95,974	634,967
Contribution margin	$303,876	$58,401	$362,277	$4,676	$366,953

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Thousands, Except Per Share Amounts or Unless Otherwise Noted)

Nine Months Ended September 30, 2023	Direct to Consumer	Partner Network	Segments Total	All Other	Total
Revenues
Gain on sale of loans, net	$1,326,953	$282,662	$1,609,615	$26,540	$1,636,155
Interest income	134,250	107,119	241,369	—	241,369
Interest expense on funding facilities	(89,516)	(71,916)	(161,432)	(251)	(161,683)
Servicing fee income	1,050,264	—	1,050,264	3,773	1,054,037
Changes in fair value of MSRs	(343,137)	—	(343,137)	—	(343,137)
Other income	426,542	11,245	437,787	240,935	678,722
Total U.S. GAAP Revenue, net	2,505,356	329,110	2,834,466	270,997	3,105,463
Change in fair value of MSRs due to valuation assumptions, net of hedges	(219,746)	—	(219,746)	—	(219,746)
Adjusted revenue	2,285,610	329,110	2,614,720	270,997	2,885,717
Less: Directly attributable expenses	1,514,113	191,470	1,705,583	242,409	1,947,992
Contribution margin	$771,497	$137,640	$909,137	$28,588	$937,725

The following table represents a reconciliation of segment contribution margin to consolidated U.S. GAAP (Loss) income before income taxes for the three and nine months ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Contribution margin, excluding change in MSRs due to valuation assumptions	$621,716	$366,953	$1,654,073	$937,725
Change in fair value of MSRs due to valuation assumptions, net of hedges	(676,073)	201,248	(383,036)	219,746
Contribution margin, including change in MSRs due to valuation assumptions	(54,357)	568,201	1,271,037	1,157,471
Less expenses not allocated to segments:
Salaries, commissions and team member benefits	219,730	240,186	617,329	683,713
General and administrative expenses	140,143	142,110	408,994	430,818
Depreciation and amortization	28,607	27,636	83,633	83,678
Interest and amortization expense on non-funding debt	38,620	38,354	115,349	115,021
Other expenses	15,862	2,290	52,639	4,233
(Loss) income before income taxes	$(497,319)	$117,625	$(6,907)	$(159,992)

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Thousands, Except Per Share Amounts or Unless Otherwise Noted)
12. Non-controlling Interest

The non-controlling interest balance represents the economic interest in Holdings held by our Chairman and RHI. The following table summarizes the ownership of Holdings Units in Holdings as of September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
	Holdings Units	Ownership Percentage	Holdings Units	Ownership Percentage
Rocket Companies, Inc.'s ownership of Holdings Units	144,920,227	7.27%	135,814,173	6.84%
Holdings Units held by our Chairman	1,101,822	0.06%	1,101,822	0.06%
Holdings Units held by RHI	1,847,777,661	92.67%	1,847,777,661	93.10%
Balance at end of period	1,993,799,710	100.00%	1,984,693,656	100.00%

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

The Company granted approximately 1,100,000 and 13,500,000 RSUs with an estimated future expense of $22,500 and $180,300 during the three and nine months ended September 30, 2024, respectively. These awards generally vest semi-annually over a three-year period, subject to the grantee’s employment or service with the Company through each applicable vesting date.

Additionally, the Company authorized approximately 1,100,000 PSUs at target during the nine months ended September 30, 2024, that will vest based on the satisfaction of certain market, performance and service conditions. A portion of the PSUs will cliff vest at the end of a three-year period based on the satisfaction of certain market and service conditions. The fair value of the award is determined based on a Monte Carlo valuation model. The remaining portion of the PSUs will cliff vest at the end of a three-year period based on the satisfaction of certain performance and service conditions, which will be established by the Company at a future date. The Company has determined that the service inception date precedes the grant date and the fair value of these awards will be remeasured quarterly based on the current period share price until the awards are granted. This portion of the PSUs is not considered contingently issuable and is excluded from the calculation of earnings per share as of September 30, 2024.

The Company has an employee stock purchase plan, referred to as the Team Member Stock Purchase Plan (“TMSPP”), under which eligible team members may direct the Company to withhold up to 15% of their gross pay to purchase shares of common stock at a price equal to 85% of the closing market price on the exercise date. The TMSPP is a liability classified compensatory plan and the Company recognizes compensation expense over the offering period based on the fair value of the purchase discount. The number of shares purchased by team members through the TMSPP were 434,822 and 802,759, during the three months ended September 30, 2024 and 2023, respectively and 1,685,807 and 2,475,858 for the nine months ended September 30, 2024 and 2023, respectively.

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

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Thousands, Except Per Share Amounts or Unless Otherwise Noted)
The components of share-based compensation expense included in Salaries, commissions and team member benefits on the Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Rocket Companies, Inc. sponsored plans
Restricted stock units	$36,440	$37,722	$101,841	$121,889
Performance stock units	2,091	—	3,975	—
Stock options	15	2,877	45	18,925
Team Member Stock Purchase Plan	1,284	1,122	3,748	3,391
Subtotal Rocket Companies, Inc. sponsored plans	$39,830	$41,721	$109,609	$144,205
Subsidiary plans	98	371	316	543
Total share-based compensation expense	$39,928	$42,092	$109,925	$144,748

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

Basic earnings per share of Class A common stock is computed by dividing Net (loss) income attributable to Rocket Companies by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted earnings per share of Class A common stock is computed by dividing Net (loss) income attributable to Rocket Companies by the weighted-average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive securities. There was no Class B common stock outstanding as of September 30, 2024 or 2023. See Note 12, Non-controlling Interest for a description of Paired Interests and their potential impact on Class A and Class B share ownership.

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

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Thousands, Except Per Share Amounts or Unless Otherwise Noted)
The following table sets forth the calculation of the basic and diluted earnings per share for the period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net (loss) income	$(481,424)	$114,945	$(12,785)	$(157,386)
Net loss (income) attributable to non-controlling interest	459,413	(108,739)	8,284	152,507
Net (loss) income attributable to Rocket Companies	$(22,011)	$6,206	$(4,501)	$(4,879)

Numerator:
Net (loss) income attributable to Class A common shareholders - basic	$(22,011)	$6,206	$(4,501)	$(4,879)
Add: Reallocation of Net (loss) income attributable to dilutive impact of pro-forma conversion of Class D shares to Class A shares (1)	(350,140)	82,585	—	(115,420)
Add: Reallocation of Net (loss) income attributable to dilutive impact of share-based compensation awards (2)	(2,357)	255	—	(207)
Net (loss) income attributable to Class A common shareholders - diluted	$(374,508)	$89,046	$(4,501)	$(120,506)
Denominator:
Weighted average shares of Class A common stock outstanding - basic	141,763,221	129,390,501	139,475,981	126,971,718
Add: Dilutive impact of conversion of Class D shares to Class A shares	1,848,879,483	1,848,879,483	—	1,848,879,483
Add: Dilutive impact of share-based compensation awards (3)	12,653,811	5,722,366	—	3,352,781
Weighted average shares of Class A common stock outstanding - diluted	2,003,296,515	1,983,992,350	139,475,981	1,979,203,982

(Loss) earnings per share of Class A common stock outstanding - basic	$(0.16)	$0.05	$(0.03)	$(0.04)
(Loss) earnings per share of Class A common stock outstanding - diluted	$(0.19)	$0.04	$(0.03)	$(0.06)

(1)    Net (loss) income is calculated using the estimated annual effective tax rate of Rocket Companies, Inc.

(2)     Reallocation of Net (loss) income attributable to dilutive impact of share-based compensation awards for the three months ended September 30, 2024 and 2023 comprised of $(2,234) and $252 related to RSUs, $(111) and zero related to PSUs, $(5) and zero related to stock options and $(7) and $2 related to TMSPP, respectively. Reallocation of Net (loss) income attributable to dilutive impact of share-based compensation awards for the nine months ended September 30, 2024 and 2023 comprised of zero and $(200) related to RSUs and zero and $(7) related to TMSPP, respectively.

(3)    Dilutive impact of share-based compensation awards for the three months ended September 30, 2024 and 2023 comprised of 11,995,156 and 5,668,240 related to RSUs, 593,285 and zero related to PSUs, 27,123 and zero related to stock options and 38,247 and 54,126 related to TMSPP, respectively. Dilutive impact of share-based compensation awards for the nine months ended September 30, 2024 and 2023 comprised of zero and 3,244,244 related to RSUs and zero and 108,537 related to TMSPP, respectively.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Thousands, Except Per Share Amounts or Unless Otherwise Noted)
A portion of the Company RSUs, stock options, PSUs and shares issuable under the TMSPP were excluded from the computation of diluted earnings per share as the weighted portion for the period they were outstanding was determined to have an anti-dilutive effect.

RSUs excluded from the computation for the three months ended September 30, 2024 and 2023 were 1,140,223 and 8,285,164, respectively. Stock options excluded from the computation for the three months ended September 30, 2024 and 2023 were 14,757,544 and 18,673,390, respectively.

RSUs excluded from the computation for the nine months ended September 30, 2024 and 2023 were 23,251,181 and 9,755,719, respectively. Stock options excluded from the computation for the nine months ended September 30, 2024 and 2023 were 14,817,544 and 18,673,390, respectively. PSUs excluded from the computation for the nine months ended September 30, 2024 and 2023 were 1,055,408 and zero, respectively. Shares issuable under the TMSPP excluded from the computation for the nine months ended September 30, 2024 and 2023 were 76,490 and zero.

For the nine months ended September 30, 2024, 1,848,879,483 Holdings Units were outstanding, together with a corresponding number of shares of our Class D common stock, which were exchangeable, at our option, for shares of our Class A common stock. After evaluating the potential dilutive effect under the if-converted method, the outstanding Holdings Units for the assumed exchange of non-controlling interests were determined to be anti-dilutive and thus were excluded from the computation of diluted earnings per share. The Holding Units were dilutive for the three months ended September 30, 2024 and the three and nine months ended September 30, 2023 and therefore included in the earnings per share calculation.

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

Executive Summary

We are a Detroit‑based fintech company including mortgage, real estate and personal finance business. We are committed to delivering industry-best client experiences through our AI-fueled homeownership strategy. Our full suite of products empowers our clients across financial wellness, personal loans, home search, mortgage finance, title and closing. We believe our widely recognized “Rocket” brand is synonymous with simple, fast and trusted digital experiences.

Recent Developments
Business Trends

From January to September 2024, the U.S. inflation rate declined from 3.1% to 2.4%, progressing toward the Federal Reserve’s target rate of 2%. In mid-September, the Federal Reserve lowered the federal funds rate by 50 basis points to 5.00%. Subsequent to quarter end, in November 2024, the Federal Reserve lowered the federal funds rate by an additional 25 basis points to 4.75%. Mortgage interest rates declined during the quarter, providing some relief to home affordability, however, rate volatility, constrained housing inventory, rising home prices and economic uncertainty persist, impacting both refinance and purchase origination activity across the industry.

Three months ended September 30, 2024 summary

We originated $28.5 billion in residential mortgage loans, an increase of $6.3 billion, or 28%, compared to $22.2 billion for the same period in 2023. Our Net loss for the period was $481.4 million, a decrease of $596.4 million, compared to Net income of $114.9 million for the same period in 2023. We generated Adjusted EBITDA of $285.9 million, an increase of $212.7 million, compared to Adjusted EBITDA of $73.2 million for the same period in 2023. For more information on Adjusted EBITDA, please see “Non-GAAP Financial Measures” below.
Nine months ended September 30, 2024 summary
We originated $73.4 billion in residential mortgage loans, an increase of $11.9 billion, or 19%, compared to $61.5 billion for the same period in 2023. Our Net loss for the period was $12.8 million, an increase of $144.6 million, compared to Net loss of $157.4 million for the same period in 2023. We generated $685.0 million of Adjusted EBITDA, an increase of $672.6 million, compared to Adjusted EBITDA of $12.5 million for the same period in 2023. For more information on Adjusted EBITDA, please see “Non-GAAP Financial Measures” below.

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

We define “Adjusted revenue” as total revenues net of the change in fair value of mortgage servicing rights (“MSRs”) due to valuation assumptions, net of hedges. We define “Adjusted net income (loss)” as tax-effected net income (loss) before share-based compensation expense, the change in fair value of MSRs due to valuation assumptions, net of hedges, career transition program and the tax effects of those adjustments as applicable. We define “Adjusted diluted earnings (loss) per share” as Adjusted net income (loss) divided by the adjusted diluted weighted average shares outstanding which includes diluted weighted average Class A common stock and the assumed pro forma exchange and conversion of Class D common stock outstanding for the applicable period presented. We define “Adjusted EBITDA” as net income (loss) before interest and amortization expense on non-funding debt, (benefit from) provision for income taxes, depreciation and amortization, share-based compensation expense, change in fair value of MSRs due to valuation assumptions, net of hedges and career transition program.

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

Our definitions of each of our non-GAAP financial measures allow us to add back certain cash and non-cash charges, and deduct certain gains that are included in calculating Total revenue, net, Net (loss) income attributable to Rocket Companies or Net (loss) income. However, these expenses and gains vary greatly, and are difficult to predict. From time to time in the future, we may include or exclude other items if we believe that doing so is consistent with the goal of providing useful information to investors.

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

Reconciliation of Adjusted Revenue to Total Revenue, net

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Total revenue, net	$646,948	$1,203,168	$3,331,386	$3,105,463
Change in fair value of MSRs due to valuation assumptions, net of hedges (1)	676,073	(201,248)	383,036	(219,746)
Adjusted revenue	$1,323,021	$1,001,920	$3,714,422	$2,885,717

(1)    Reflects changes in market interest rates and assumptions, including discount rates and prepayment speeds, and the effects of contractual prepayment protection associated with sales or purchases of MSRs.

Reconciliation of Adjusted Net Income (Loss) to Net Income (Loss) Attributable to Rocket Companies

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Net (loss) income attributable to Rocket Companies	$(22,011)	$6,206	$(4,501)	$(4,879)
Net (loss) income impact from pro forma conversion of Class D common shares to Class A common shares (1)	(459,180)	109,266	(7,415)	(150,798)
Adjustment to the benefit from (provision for) income tax (2)	105,395	(26,019)	7,352	35,841
Tax-effected net (loss) income (2)	$(375,796)	$89,453	$(4,564)	$(119,836)
Share-based compensation expense (3)	39,928	39,348	109,925	142,004
Change in fair value of MSRs due to valuation assumptions, net of hedges (4)	676,073	(201,248)	383,036	(219,746)
Career transition program (5)	—	51,495	—	51,495
Tax impact of adjustments (6)	(174,705)	26,817	(120,283)	6,378
Other tax adjustments (7)	978	973	2,939	2,919
Adjusted net income (loss)	$166,478	$6,838	$371,053	$(136,786)

(1)    Reflects net income (loss) to Class A common stock from pro forma exchange and conversion of corresponding shares of our Class D common shares held by non-controlling interest holders as of September 30, 2024 and 2023.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net (loss) income attributable to Rocket Companies	$(22,011)	$6,206	$(4,501)	$(4,879)
Net (loss) income impact from pro forma conversion of Class D common shares to Class A common shares	(459,180)	109,266	(7,415)	(150,798)
(Benefit from) provision for income taxes	(15,895)	2,680	5,878	(2,606)
Adjusted (loss) income before income taxes	(497,086)	118,152	(6,038)	(158,283)
Effective income tax rate for adjusted net (loss) income	24.40%	24.29%	24.40%	24.29%
Adjusted (benefit from) provision for income taxes	(121,290)	28,699	(1,474)	(38,447)
(Benefit from) provision for income taxes	(15,895)	2,680	5,878	(2,606)
Adjustment to the benefit from (provision for) income tax	$105,395	$(26,019)	$7,352	$35,841

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Statutory U.S. Federal income tax rate	21.00%	21.00%	21.00%	21.00%
Canadian taxes	0.01	0.01	0.01	0.01
State and local income taxes, net of federal benefit	3.39	3.28	3.39	3.28
Effective income tax rate for adjusted net (loss) income	24.40%	24.29%	24.40%	24.29%

(3)    The three and nine months ended September 30, 2023 amounts exclude the impact of the career transition program.

(4)    Reflects changes in market interest rates and assumptions, including discount rates and prepayment speeds and the effects of contractual prepayment protection associated with sales or purchases of MSRs.

(5)    Reflects net expenses associated with compensation packages, healthcare coverage, career transition services and accelerated vesting of certain equity awards.

(6)    Tax impact of adjustments gives effect to the income tax related to share-based compensation expense, the change in fair value of MSRs due to valuation assumptions and career transition program, at the effective tax rates for each quarter.

(7)    Represents tax benefits due to the amortization of intangible assets and other tax attributes resulting from the purchase of Holdings units, net of payment obligations under Tax Receivable Agreement.

Reconciliation of Adjusted Diluted Weighted Average Shares Outstanding to Diluted Weighted Average Shares Outstanding

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands, except shares and per share)	2024	2023	2024	2023
Diluted weighted average Class A Common shares outstanding	2,003,296,515	1,983,992,350	139,475,981	1,979,203,982
Assumed pro forma conversion of Class D shares (1)	—	—	1,848,879,483	—
Adjusted diluted weighted average shares outstanding	2,003,296,515	1,983,992,350	1,988,355,464	1,979,203,982

Adjusted net income (loss)	$166,478	$6,838	$371,053	$(136,786)
Adjusted diluted earnings (loss) per share	$0.08	$0.00	$0.19	$(0.07)

(1)    Reflects the pro forma exchange and conversion of anti-dilutive Class D common stock to Class A common stock for the nine months ended September 30, 2024. For the three months ended September 30, 2024 and three and nine months ended September 30, 2023, Class D common shares were dilutive and are included in the Diluted weighted average Class A common shares outstanding in the table above.

Reconciliation of Adjusted EBITDA to Net Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Net (loss) income	$(481,424)	$114,945	$(12,785)	$(157,386)
Interest and amortization expense on non-funding debt	38,620	38,354	115,349	115,021
(Benefit from) provision for income taxes	(15,895)	2,680	5,878	(2,606)
Depreciation and amortization	28,607	27,636	83,633	83,678
Share-based compensation expense (1)	39,928	39,348	109,925	142,004
Change in fair value of MSRs due to valuation assumptions, net of hedges (2)	676,073	(201,248)	383,036	(219,746)
Career transition program (3)	—	51,495	—	51,495
Adjusted EBITDA	$285,909	$73,210	$685,036	$12,460

(1)    The three and nine months ended September 30, 2023 amounts exclude the impact of the career transition program.

(2)    Reflects changes in market interest rates and assumptions, including discount rates and prepayment speeds, and the effects of contractual prepayment protection associated with sales or purchases of MSRs.

(3)    Reflects net expenses associated with compensation packages, healthcare coverage, career transition services and accelerated vesting of certain equity awards.

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

The following summarizes key performance indicators of the business:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Units and $ in thousands)	2024	2023	2024	2023
Rocket Mortgage
Loan Production Data
Closed loan origination volume	$28,495,976	$22,191,440	$73,362,902	$61,451,105
Direct to Consumer origination volume	$15,375,174	$11,947,102	$39,604,954	$34,170,699
Partner Network origination volume	$13,120,802	$10,244,338	$33,757,948	$27,280,406
Gain on sale margin (1)	2.78%	2.76%	2.94%	2.61%

	September 30,
	2024	2023
Servicing Portfolio Data
Total serviced UPB (includes subserviced)	$546,064,899	$506,083,328
MSRs UPB of loans serviced	$512,980,084	$470,203,438
UPB of loans subserviced and temporarily serviced	$33,084,815	$35,879,890
Total loans serviced (includes subserviced)	2,615.0	2,431.0
Number of MSRs loans serviced	2,544.4	2,347.7
Number of loans subserviced and temporarily serviced	70.6	83.3
MSR fair value multiple (2)	4.71	5.11
Total serviced MSR delinquency rate (60+)	1.40%	1.13%
Net client retention rate (trailing twelve months) (3)	97%	97%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Select Other Rocket Companies
Amrock closings (units)	61.5	44.1	158.4	122.8
Rocket Money paid subscriptions, at period end	3,870.4	2,854.1	3,870.4	2,854.1
Rocket Homes real estate transactions	4.6	7.7	17.2	19.4
Rockethomes.com average unique monthly visitors (4)	1,041.4	1,641.7	1,481.7	1,500.0
Rocket Loans closed (units)	10.2	10.4	32.0	29.7
Total Select Other Rocket Companies gross revenue	$199,555	$151,841	$554,088	$429,643
Total Select Other Rocket Companies net revenue (5)	$195,050	$146,147	$539,225	$415,356
(1)    Gain on sale margin is calculated by dividing Gain on sale of loans, net by the net rate lock volume for the period. Gain on sale of loans, net includes the net gain on sale of loans, fair value of originated MSRs, fair value adjustments on originated loans held for sale and IRLC’s and revaluation of forward commitments economically hedging loans held for sale and IRLCs. This metric is a measure of gain on sale revenue and excludes revenues from Rocket Loans, changes in the loan repurchase reserve and fair value adjustments on repurchased loans held on our balance sheet, such as early buyouts.

(2)    MSR fair market value multiple is a metric used to determine the relative value of the MSR asset in relation to the annualized retained servicing fee, which is the cash that the holder of the MSR asset would receive from the portfolio as of such date. It is calculated as the quotient of (a) the MSR fair market value as of a specified date divided by (b) the weighted average annualized retained servicing fee for our MSR portfolio as of such date. The weighted average annualized retained servicing fee for our MSR portfolio was 0.28% as of September 30, 2024 and 2023. The vast majority of our portfolio consists of originated MSRs and consequently, the impact of purchased MSRs does not have a material impact on our weighted average service fee.

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

Description of Certain Components of Financial Data

Components of Revenue

Our sources of revenue include Gain on sale of loans, net, Loan servicing (loss) income, net, Interest income, net and Other income.

Gain on sale of loans, net

Gain on sale of loans, net includes all components related to the origination and sale of mortgage loans, including (1) net gain on sale of loans, which represents the premium we receive in excess of the loan principal amount and certain fees charged by investors upon sale of loans into the secondary market, (2) loan origination fees, credits, points and certain costs, (3) provision for or benefit from investor reserves, (4) the change in fair value of interest rate locks (“IRLCs” or “rate lock”) and loans held for sale, (5) the gain or loss on forward commitments hedging loans held for sale and IRLCs and (6) the fair value of originated MSRs. MSR assets are created at the time mortgage loans held for sale are securitized and sold to investors for cash, while the Company retains the right to service the loan.

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

Other income

Other income includes revenues generated from Rocket Money (personal finance subscription revenue), Amrock (closing fees and appraisal fees), Rocket Loans (personal loans), Rocket Homes (real estate network referral fees), Deposit income related to revenue earned on deposits, including escrow deposits and professional service fees. The professional service fees represent amounts received in exchange for professional services provided to affiliated companies. Services are provided primarily in connection with technology, facilities, human resources, accounting, training and security functions. Other income also includes revenues from additional entities and other miscellaneous income.

Components of operating expenses

Our operating expenses as presented in the statement of operations data include Salaries, commissions and team member benefits, General and administrative expenses, Marketing and advertising expenses, Interest and amortization expense on non-funding debt and Other expenses.

Salaries, commissions and team member benefits

Salaries, commissions and team member benefits include all payroll, benefits and share-based compensation expenses for our team members.

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

Other expenses

Other expenses primarily consist of depreciation and amortization on property and equipment, mortgage servicing related expenses and expenses generated from Amrock (title insurance services, property valuation and settlement services).

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

Results of Operations for the Three and Nine Months Ended September 30, 2024 and 2023
Summary of Operations

Condensed Statement of Operations Data	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Revenue
Gain on sale of loans, net	$844,390	$572,123	$2,302,172	$1,636,155
Servicing fee income	373,796	344,061	1,074,219	1,054,037
Change in fair value of MSRs	(878,311)	12,765	(934,744)	(343,137)
Interest income, net	6,746	26,809	75,405	79,686
Other income	300,327	247,410	814,334	678,722
Total revenue, net	$646,948	$1,203,168	$3,331,386	$3,105,463
Expenses
Salaries, commissions and team member benefits	607,526	589,584	1,702,042	1,772,498
General and administrative expenses	221,074	199,399	690,691	595,214
Marketing and advertising expenses	200,528	193,406	617,761	593,853
Interest and amortization expense on non-funding-debt	38,620	38,354	115,349	115,021
Other expenses	76,519	64,800	212,450	188,869
Total expenses	$1,144,267	$1,085,543	$3,338,293	$3,265,455
(Loss) income before income taxes	(497,319)	117,625	(6,907)	(159,992)
Benefit from (provision for) income taxes	15,895	(2,680)	(5,878)	2,606
Net (loss) income	(481,424)	114,945	(12,785)	(157,386)
Net loss (income) attributable to non-controlling interest	459,413	(108,739)	8,284	152,507
Net (loss) income attributable to Rocket Companies	$(22,011)	$6,206	$(4,501)	$(4,879)
Gain on sale of loans, net

The components of gain on sale of loans, net for the periods presented were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Net gain on sale of loans (1)	$683,526	$67,520	$1,352,102	$483,429
Fair value of originated MSRs	337,702	330,627	906,044	850,027
Provision for investor reserves	(11,204)	(10,775)	(29,872)	(103,616)
Fair value adjustment on loans held for sale and IRLCs	129,480	(71,173)	217,886	37,744
Revaluation from forward commitments economically hedging loans held for sale and IRLCs	(295,114)	255,924	(143,988)	368,571
Gain on sale of loans, net	$844,390	$572,123	$2,302,172	$1,636,155

(1) Net gain on sale of loans represents the premium received in excess of the UPB, plus net origination fees.

The table below provides details of the characteristics of our mortgage loan production for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Closed loan origination volume by type:
Conventional Conforming	$17,469,401	$13,455,007	$43,845,531	$37,786,428
FHA/VA	7,675,776	6,783,591	20,575,429	18,822,831
Non-Agency	3,350,799	1,952,842	8,941,942	4,841,846
Total mortgage closed loan origination volume	$28,495,976	$22,191,440	$73,362,902	$61,451,105
Portfolio metrics:
Average loan amount	$280	$271	$274	$275
Weighted average loan-to-value ratio	73.28%	74.91%	73.36%	75.20%
Weighted average credit score	738	734	737	733
Weighted average loan rate	6.54%	6.79%	6.71%	6.43%
Percentage of loans sold:
To GSEs and government	82.67%	92.30%	84.17%	92.19%
To other counterparties	17.33%	7.70%	15.83%	7.81%
Servicing-retained	93.33%	99.14%	94.49%	99.57%
Servicing-released	6.67%	0.86%	5.51%	0.43%

Net rate lock volume (1)	$29,835,118	$20,814,634	$77,247,083	$62,593,856
Gain on sale margin (2)	2.78%	2.76%	2.94%	2.61%

(1)    Net rate lock volume includes the UPB of loans subject to IRLCs, net of the pull-through factor as described in the “Description of Certain Components of Financial Data” section of our most recently filed Form10-K.
(2)    Gain on sale margin is calculated by dividing Gain on sale of loans, net by the net rate lock volume for the period. Gain on sale of loans, net includes the net gain on sale of loans, fair value of originated MSRs, fair value adjustments on originated loans held for sale and IRLC’s and revaluation of forward commitments economically hedging loans held for sale and IRLCs. This metric is a measure of gain on sale revenue and excludes revenues from Rocket Loans, changes in the loan repurchase reserve and fair value adjustments on repurchased loans held on our balance sheet, such as early buyouts. See the table above for each of the components of gain on sale of loans, net.

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

Three months ended September 30, 2024 summary

Gain on sale of loans, net was $844.4 million, an increase of $272.3 million, or 48%, compared to $572.1 million for the same period in 2023, primarily due to a 43% increase in net rate lock volume, impacting Net gain on sale of loans, Fair value adjustment on loans held for sale and IRLCs, and Revaluation from forward commitments economically hedging loans held for sale and IRLCs.

The Fair value of originated MSRs was $337.7 million, an increase of $7.1 million, or 2%, when compared to $330.6 million for the same period in 2023, driven by an increase in sold loan volume, offset by a lower MSR fair value multiple during the period.

The Provision for investor reserves expense was flat period over period.

Nine months ended September 30, 2024 summary

Gain on sale of loans, net was $2.3 billion, an increase of $666.0 million, or 41%, compared to $1.6 billion for the same period in 2023, primarily due to a 23% increase in net rate lock volume and 13% higher gain on sale margin, impacting Net gain on sale of loans, Fair value adjustment on loans held for sale and IRLCs, and Revaluation from forward commitments economically hedging loans held for sale and IRLCs.

The Fair value of originated MSRs was $906.0 million, an increase of $56.0 million, or 7%, when compared to $850.0 million for the same period in 2023, driven by an increase in sold loan volume, offset by a lower MSR fair value multiple during the period.

The Investor reserves liability balance was relatively flat in the current and prior period. The $73.7 million reduction in provision expense was primarily due to a decrease in losses on repurchased loans in the current period, compared to the same period in 2023.

Loan servicing (loss) income, net
For the periods presented, Loan servicing (loss) income, net consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Retained servicing fee	$358,336	$331,420	$1,029,704	$1,016,343
Subservicing income	1,771	2,050	5,799	7,231
Ancillary income	13,689	10,591	38,716	30,463
Servicing fee income	373,796	344,061	1,074,219	1,054,037
Change in valuation model inputs or assumptions (1)	(682,640)	211,041	(381,651)	233,266
Change in fair value of MSR hedge	6,567	(9,793)	(1,385)	(13,520)
Collection / realization of cash flows (1)	(202,238)	(188,483)	(551,708)	(562,883)
Change in fair value of MSRs	(878,311)	12,765	(934,744)	(343,137)
Loan servicing (loss) income, net	$(504,515)	$356,826	$139,475	$710,900

(1) Includes the effect of contractual prepayment protection resulting from sales or purchases of MSRs.

	September 30,
($ in thousands)	2024	2023
MSRs UPB of loans serviced	$512,980,084	$470,203,438
Number of MSR loans serviced	2,544,411	2,347,685
UPB of loans subserviced and temporarily serviced	$33,084,815	$35,879,890
Number of loans subserviced and temporarily serviced	70,627	83,340
Total serviced UPB	$546,064,899	$506,083,328
Total loans serviced	2,615,038	2,431,025
MSR fair value	$6,810,667	$6,678,165
Total serviced delinquency count (60+) as % of total	1.40%	1.13%
Weighted average credit score	733	733
Weighted average LTV	71.77%	71.34%
Weighted average loan rate	4.18%	3.67%
Weighted average service fee	0.28%	0.28%

Three months ended September 30, 2024 summary

Loan servicing loss, net was $504.5 million, a decrease of $861.3 million, compared to $356.8 million loan servicing income, net for the same period in 2023, primarily due to the $893.7 million decline in valuation reflected in Change in valuation model inputs or assumptions. In 2024, the Change in valuation model inputs or assumptions was a $682.6 million decrease, compared to an increase of $211.0 million in 2023. This change was driven by a decrease in interest rates during the third quarter of 2024, compared to an increase in interest rates during the same period in 2023.

Nine months ended September 30, 2024 summary

Loan servicing income, net was $139.5 million, a decrease of $571.4 million, or 80%, compared to $710.9 million for the same period in 2023, primarily due to the $614.9 million decline in valuation reflected in Change in valuation model inputs or assumptions. In 2024, the Change in valuation model inputs or assumptions was a $381.7 million decrease, compared to an increase of $233.3 million in 2023. This change was driven by a decrease in interest rates during the current period, compared to an increase in interest rates during the same period in 2023.

Interest income, net

The components of Interest income, net for the periods presented were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Interest income	$108,566	$93,868	$309,961	$241,369
Interest expense on funding facilities	(101,820)	(67,059)	(234,556)	(161,683)
Interest income, net	$6,746	$26,809	$75,405	$79,686

Three months ended September 30, 2024 summary

Interest income, net was $6.7 million, a decrease of $20.1 million, or 75%, compared to $26.8 million for the same period in 2023, primarily due to timing of loan pooling for securitization.

Nine months ended September 30, 2024 summary

Interest income, net was $75.4 million, a decrease of $4.3 million, or 5%, compared to $79.7 million for the same period in 2023, primarily due to timing of loan pooling for securitization.

Other income

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Deposit income	$104,351	$104,143	$278,562	$275,189
Amrock revenue	83,283	61,964	220,229	190,127
Rocket Money revenue	78,274	51,282	219,466	144,084
Rocket Homes revenue	14,454	16,931	40,914	37,761
Rocket Loans revenue	6,906	5,469	22,212	13,541
Other (1)	13,059	7,621	32,951	18,020
Total other income	$300,327	$247,410	$814,334	$678,722

(1) Other consists of revenue from additional entities and other miscellaneous income.

Three months ended September 30, 2024 summary

Other income was $300.3 million, an increase of $52.9 million, or 21%, compared to $247.4 million for the same period in 2023, driven by a $27.0 million, or 53%, increase in Rocket Money revenue associated with growth in paid subscriptions and also an increase in Amrock revenue of $21.3 million, or 34%, driven by higher Amrock closing volume.

Nine months ended September 30, 2024 summary

Other income was $814.3 million, an increase of $135.6 million, or 20%, compared to $678.7 million for same period in 2023, driven by a $75.4 million, or 52%, increase in Rocket Money revenue associated with growth in paid subscriptions and also an increase in Amrock revenue of $30.1 million, or 16%, driven by higher Amrock closing volume.

Expenses

Expenses for the periods presented were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Salaries, commissions and team member benefits	$607,526	$589,584	$1,702,042	$1,772,498
General and administrative expenses	221,074	199,399	690,691	595,214
Marketing and advertising expenses	200,528	193,406	617,761	593,853
Interest and amortization expense on non-funding debt	38,620	38,354	115,349	115,021
Other expenses	76,519	64,800	212,450	188,869
Total expenses	$1,144,267	$1,085,543	$3,338,293	$3,265,455

Three months ended September 30, 2024 summary

Total expenses during the period were $1.1 billion, an increase of $58.7 million, or 5%, compared to the same period in 2023. General and administrative expenses were $221.1 million, an increase of $21.7 million, or 11%, compared to $199.4 million for the same period in 2023, driven by an increase in variable costs associated with higher origination volume and increased third-party credit report costs per unit, partially offset by other loan processing and vendor cost efficiencies. Salaries, commissions and team member benefits were $607.5 million, an increase of $17.9 million, or 3%, compared to $589.6 million for the same period in 2023. The increase, excluding 2023 non-recurring Career transition program expense of $51.5 million, was driven by increased variable compensation associated with the higher origination volume during the current period.

Nine months ended September 30, 2024 summary

Total expenses during the period were $3.3 billion, an increase of $72.8 million, or 2%, compared to the same period in 2023, primarily driven by higher General and administrative expenses. General and administrative expenses were $690.7 million, an increase of $95.5 million, or 16%, compared to $595.2 million for the same period in 2023, driven by an increase in variable costs associated with higher origination volume and increased third-party credit report costs per unit, partially offset by other loan processing and vendor cost efficiencies.

Summary Results by Segment for the Three and Nine Months Ended September 30, 2024 and 2023

Our operations are organized by distinct marketing channels which promote client acquisition and are categorized under two reportable segments: Direct to Consumer and Partner Network. In the Direct to Consumer segment, clients have the ability to interact with the Rocket Mortgage app and/or with our mortgage bankers, consisting of sales team members across our platform. We market to potential clients in this segment through various performance marketing channels. The Direct to Consumer segment derives revenue from originating, closing, selling and servicing predominantly agency-conforming loans, which are pooled and sold to the secondary market. This also includes providing title insurance services, appraisals and settlement services to these clients as part of our end-to-end mortgage origination experience. Servicing activities are fully allocated to the Direct to Consumer segment as they are viewed as an extension of the client experience with the primary objective to establish and maintain positive, regular touchpoints with our clients, which positions us to have high retention and recapture the clients’ next refinance, purchase and personal loan transactions. These activities position us to be the natural choice for clients’ next refinance or purchase transaction.

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

We measure the performance of the segments primarily on a contribution margin basis. Contribution margin is intended to measure the direct profitability of each segment and is calculated as Adjusted revenue less directly attributable expenses. Adjusted revenue is a non-GAAP financial measure described above. Directly attributable expenses include Salaries, commissions and team member benefits, General and administrative expenses, Marketing and advertising expenses and Other expenses, such as direct servicing costs and origination costs. For segments, we measure gain on sale margin of sold loans and refer to this metric as ‘sold loan gain on sale margin’. A loan is considered sold when it is sold to investors on the secondary market. Sold loan gain on sale margin reflects the gain on sale revenue of loans sold into the secondary market divided by the sold loan volume for the period. By contrast, ‘gain on sale margin’, which we reference outside of the segment discussion, measures the gain on sale revenue, net divided by net rate lock volume for the period. See below for our overview and discussion of segment results for the three and nine months ended September 30, 2024 and 2023. For additional discussion, see Note 11, Segments of the notes to the unaudited condensed consolidated financial statements of this Form 10-Q.

Direct to Consumer Results

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Sold loan volume	$14,006,460	$11,981,059	$36,087,369	$33,238,462
Sold loan gain on sale margin	4.10%	4.03%	4.16%	3.81%
Revenue
Gain on sale of loans, net	$665,825	$460,559	$1,783,221	$1,326,953
Interest income	58,549	50,644	167,237	134,250
Interest expense on funding facilities	(55,068)	(36,124)	(126,430)	(89,516)
Service fee income	372,363	342,719	1,070,022	1,050,264
Change in fair value of MSRs	(878,311)	12,765	(934,744)	(343,137)
Other income	167,794	153,868	447,048	426,542
Total revenue, net	$331,152	$984,431	$2,406,354	$2,505,356
Change in fair value of MSRs due to valuation assumptions, net of hedges	676,073	(201,248)	383,036	(219,746)
Adjusted revenue	$1,007,225	$783,183	$2,789,390	$2,285,610
Less: Directly attributable expenses (1)	551,248	479,307	1,615,101	1,514,113
Contribution margin	$455,977	$303,876	$1,174,289	$771,497

(1)    Direct expenses attributable to operating segments exclude corporate overhead, depreciation and amortization and interest and amortization expense on non-funding debt.

Three months ended September 30, 2024 summary

Direct to Consumer Adjusted revenue was $1.0 billion, an increase of $224.0 million, or 29%, compared to $783.2 million for the same period in 2023, primarily driven by Gain on sale of loans, net. Gain on sale of loans, net increased $205.3 million, or 45%, due to an increase in net rate lock volume during the current period.

Direct to Consumer Directly attributable expenses was $551.2 million, an increase of $71.9 million, or 15%, compared to $479.3 million in 2023, driven by an increase in variable compensation and other variable costs associated with higher origination volume, as well as increased third-party credit report costs per unit.

Direct to Consumer Contribution margin was $456.0 million, an increase of $152.1 million, or 50%, compared to $303.9 million for the same period in 2023. The increase in Contribution margin was primarily driven by an increase in Gain on sale of loans, net, partially offset by higher Directly attributable expenses, as described above.

Nine months ended September 30, 2024 summary

Direct to Consumer Adjusted revenue was $2.8 billion, an increase of $503.8 million, or 22%, compared to $2.3 billion for the same period in 2023, primarily driven by Gain on sale of loans, net. Gain on sale of loans, net increased $456.3 million, or 34%, due to higher net rate lock volume and gain on sale margin during the current period.

Direct to Consumer Directly attributable expenses was $1.6 billion, an increase of $101.0 million, or 7%, compared to $1.5 billion during the same period in 2023, driven by an increase in variable compensation and other variable costs associated with higher origination volume, as well as increased third-party credit report costs per unit.

Direct to Consumer Contribution margin was $1.2 billion, an increase of $402.8 million, or 52%, compared to $771.5 million during the same period in 2023. The increase in Contribution margin was primarily driven by an increase in Gain on sale of loans, net, partially offset by higher Directly attributable expenses, as described above.

Partner Network Results

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Sold loan volume	$12,405,423	$10,278,349	$31,469,664	$26,432,862
Sold loan gain on sale margin	1.47%	1.22%	1.53%	1.02%
Revenue
Gain on sale of loans, net	$168,159	$102,088	$486,686	$282,662
Interest income	50,017	43,404	142,724	107,119
Interest expense on funding facilities	(47,074)	(30,836)	(108,126)	(71,916)
Other income	5,795	3,431	13,731	11,245
Total revenue, net	$176,897	$118,087	$535,015	$329,110
Change in fair value of MSRs due to valuation assumptions, net of hedges	—	—	—	—
Adjusted revenue	$176,897	$118,087	$535,015	$329,110
Less: Directly attributable expenses (1)	64,611	59,686	182,061	191,470
Total Contribution margin	$112,286	$58,401	$352,954	$137,640

(1)    Direct expenses attributable to operating segments exclude corporate overhead, depreciation and amortization and interest and amortization expense on non-funding debt.

Three months ended September 30, 2024 summary

Partner Network Adjusted revenue was $176.9 million, an increase of $58.8 million, or 50%, compared to $118.1 million for the same period in 2023, primarily driven by Gain on sale of loans, net. Gain on sale of loans, net increased $66.1 million, or 65%, due to higher net rate lock volume and gain on sale margin during the current period.

Partner Network Directly attributable expenses was $64.6 million, an increase of $4.9 million, or 8%, compared to $59.7 million for the same period in 2023, driven by an increase in variable compensation and other variable costs associated with higher origination volume, as well as increased third-party credit report costs per unit.

Partner Network Contribution margin was $112.3 million, an increase of $53.9 million, or 92%, compared to $58.4 million for the same period in 2023. The increase in Contribution margin was primarily driven by an increase in Gain on sale of loans, net, as described above.

Nine months ended September 30, 2024 summary

Partner Network Adjusted revenue was $535.0 million, an increase of $205.9 million, or 63%, compared to $329.1 million for the same period in 2023, primarily driven by Gain on sale of loans, net. Gain on sale of loans, net increased $204.0 million, or 72%, due to higher net rate lock volume and gain on sale margin during the current period.

Partner Network Directly attributable expenses was $182.1 million, a decrease of $9.4 million, or 5%, compared to $191.5 million for the same period in 2023. The decline during the period was driven by less compensation expense due to fewer team members directly attributable to the segment, partially offset by increased third-party credit report costs per unit.

Partner Network Contribution margin was $353.0 million, an increase of $215.3 million, compared to $137.6 million for the same period in 2023. The increase in Contribution margin was primarily driven by an increase in Gain on sale of loans, net, as described above.

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

As discussed in Note 5, Borrowings, of the notes to the unaudited condensed consolidated financial statements, as of September 30, 2024, we had 16 different funding and financing facilities in different amounts and with various maturities together with the Senior Notes. At September 30, 2024, the aggregate available amount under our facilities was $21.5 billion, with combined outstanding balances of $8.6 billion and unutilized capacity of $12.9 billion.

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

The amount owed and outstanding on our funding facilities fluctuates significantly based on our origination volume, the amount of time it takes us to sell the loans we originate and the amount of loans being self-funded with cash. We may from time to time use surplus cash to “buy-down” the effective interest rate of certain funding facilities or to self-fund a portion of our loan originations. Buy-down funds are included in Cash and cash equivalents on the Consolidated Balance Sheets. We have the ability to withdraw these funds at any time, unless a margin call has been made or a default has occurred under the relevant facilities. We will also deploy cash to self-fund loan originations, a portion of which can be transferred to a warehouse line or the early buy out line, provided that such loans meet the eligibility criteria to be placed on such lines.

We remain in a strong liquidity position, with total liquidity of $8.3 billion as of September 30, 2024, which includes $1.2 billion of Cash and cash equivalents, $1.8 billion of corporate cash used to self-fund loan originations, a portion of which could be transferred to funding facilities (warehouse lines) at our discretion, $3.3 billion of undrawn lines of credit from financing facilities, and $2.0 billion of undrawn MSR lines. Margin cash held on behalf of counterparties is recorded in Cash and cash equivalents, and the related liability is classified in Other liabilities in the Condensed Consolidated Balance Sheets. Margin cash pledged to counterparties is excluded from Cash and cash equivalents and instead recorded in Other assets, as a receivable, in the Condensed Consolidated Balance Sheets.

Our funding facilities, early buy out facilities, MSRs facilities and unsecured lines of credit also generally require us to comply with certain operating and financial covenants and the availability of funds under these facilities is subject to, among other conditions, our continued compliance with these covenants. These financial covenants include, but are not limited to, maintaining (1) a certain minimum tangible net worth, (2) minimum liquidity, (3) a maximum ratio of total liabilities or total debt to tangible net worth and (4) pre-tax net income requirements. A breach of these covenants can result in an event of default under these facilities and as such allows the lenders to pursue certain remedies. In addition, each of these facilities, as well as our unsecured lines of credit, includes cross default or cross acceleration provisions that could result in all facilities terminating if an event of default or acceleration of maturity occurs under any facility. We were in compliance with all covenants as of September 30, 2024 and December 31, 2023.

September 30, 2024 compared to September 30, 2023

Cash Flows

Our Cash and cash equivalents and Restricted cash were $1.2 billion at September 30, 2024, an increase of $256.7 million, or 26%, compared to $991.9 million at September 30, 2023. The increase was primarily driven by less corporate cash used to self-fund loan originations, partially offset by the increase in MSR purchases during the period.

Equity

Equity was $8.4 billion as of September 30, 2024, a decrease of $154.0 million, or 2%, compared to $8.5 billion as of September 30, 2023. The decrease was primarily a result of net loss of $245.5 million, partially offset by share-based compensation expense of $141.2 million.
Distributions
During the three and nine months ended September 30, 2024 and 2023, the Company had no material dividend or tax distributions. Except for tax distributions, these distributions are at the discretion of our board of directors.

Contractual Obligations, Commercial Commitments and Other Contingencies

There were no material changes outside the ordinary course of business to our outstanding contractual obligations as of September 30, 2024 from information and amounts previously disclosed as of December 31, 2023 in our Annual Report on Form 10-K under the caption “Contractual Obligations, Commercial Commitments and Other Contingencies”. Refer to Notes 5, Borrowings and 9, Commitments, Contingencies and Guarantees, of the notes to the condensed consolidated financial statements for further discussion of contractual obligations, commercial commitments and other contingencies, including legal contingencies.
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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of September 30, 2024, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of business, we may be involved in various pending or threatened legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon our financial condition and/or results of operations. However, in the opinion of our management, matters pending or threatened against us are not expected to have a material adverse effect on our business, financial condition and results of operations. Refer to Note 9 Commitments, Contingencies and Guarantees, to the condensed consolidated financial statements under the heading Legal included in this Quarterly Report on Form 10-Q for legal proceedings and related matters.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Authorization

On November 10, 2020, our board of directors approved a share repurchase program of up to $1.0 billion of our Common Stock, including both Class A and Class D, which authorized repurchases, from time to time, in privately negotiated transactions or in the open market, in accordance with applicable securities laws (the “Share Repurchase Program”). The Share Repurchase Program was renewed on November 11, 2022 and expired on November 11, 2024. During the Share Repurchase Program period, Rocket Companies repurchased 32.1 million shares at a weighted average price of $12.73. There were no share repurchases during the three and nine months ended September 30, 2024.

We returned $409.3 million to shareholders in aggregate under the $1.0 billion Share Repurchase Program. At the time of its expiration, approximately $590.7 million remained available under the Share Repurchase Program.

Item 5. Other Information

During the three months ended September 30, 2024, no director or "officer" (as defined in Rule 16a-1(f) under the Exchange Act) of the Company informed the Company of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K under the Exchange Act.

Item 6. Exhibits

Exhibit Number	Description
3.1
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Rocket Companies, Inc., dated June 18, 2024, and the Amended and Restated Certificate of Incorporation of Rocket Companies, Inc., dated August 5, 2020 (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed on August 6, 2024)

3.2	Amended and Restated Bylaws of Rocket Companies, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, filed on September 2, 2020)
10.1*#
Sixth Amendment to Lease, dated July 19, 2024, by and between 615 W Lafayette Master Tenant LLC, successor landlord to 615 West Lafayette LLC, and Rocket Mortgage, LLC (formerly known as Quicken Loans, LLC, successor-by-conversion to Quicken Loans Inc.), as tenant

10.2*#
Master Repurchase Agreement and Securities Contract, dated as of October 2, 2024, by and between Wells Fargo Bank, N.A., as buyer, Rocket Mortgage, LLC, as pledgor, and RCKT Mortgage SPE-B, LLC, as seller

10.3*
Amendment No. 7 to Amended and Restated Master Repurchase Agreement, dated as of October 3, 2024, by and between Bank of America, N.A., as buyer, RCKT Mortgage SPE-A, LLC, as seller, and Rocket Mortgage, LLC, as guarantor

10.4#
Revolving Credit Agreement, dated as of July 2, 2024, by and among Rocket Mortgage, LLC, as borrower, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q, filed on August 6, 2024)

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

Rocket Companies, Inc.

November 12, 2024	By:	/s/ Brian Brown
Date		Name: Brian Brown
Chief Financial Officer and Treasurer
(Principal Financial Officer)