Form 10-K
period 2024-12-31
Rocket Companies, Inc.
filed 2025-03-03
CIK 1805284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

Securities registered pursuant to section 12(g) of the Act: None

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

As of June 30, 2024 the aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates of the registrant was $1,917,501,087. Computed by the closing price of common equity as of the last business day of the registrant's most recently completed second quarter.

As of February 24, 2025, 147,306,839 shares of the registrant's Class A common stock, $0.00001 par value, and 1,848,879,483 shares of the registrant's Class D common stock, $0.00001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for use in connection with its 2025 Annual Meeting of Stockholders, which is to be filed no later than 120 days after December 31, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Rocket Companies, Inc.
Form 10-K
For the period ended December 31, 2024

Part I

Item 1. Business

Overview

We are a Detroit-based financial technology company with operations spanning mortgage, real estate, and personal finance. Our proprietary technology platform is designed to deliver a seamless, AI-driven homeownership experience, integrating home search, mortgage origination, title and closing, and personal financial management. We believe our widely recognized “Rocket” brand is synonymous with simple, fast, and trusted digital experiences.

Since our inception in 1985, we have demonstrated a consistent ability to develop and scale technology-driven solutions that enhance client experiences, automate operations, and extend our capabilities to partners. Our flagship business, Rocket Mortgage, is a leading mortgage provider, having originated more than $1.8 trillion in home loans since inception.

Our culture is rooted in foundational principles, or "ISMs", which serve as a guiding framework for decision-making across the organization. Created by our founder and Chairman, Dan Gilbert, these principles reinforce our commitment to prioritizing team members and clients, encapsulated in the philosophy: “Love our team members. Love our clients.”

We believe artificial intelligence ("AI") is transforming the homeownership journey through advancements in knowledge engineering, machine learning, automation, and personalization. With our extensive data assets and technology infrastructure, we are well-positioned to drive AI adoption across the real estate and mortgage industries.

In June 2024, we published our third Environmental, Social, and Governance ("ESG") Report, outlining our impact on stakeholders. Through our For-More-Than-Profit approach, we continue to invest in our communities and team members, reinforcing our commitment to long-term, sustainable growth.

Rocket Portfolio of Companies

Rocket Companies is a series of connected mortgage, real estate and financial services businesses centered on enabling AI-fueled homeownership.

•Rocket Mortgage. The nation’s largest mortgage lender, providing what we believe is the simplest and most convenient way to get a mortgage. Our digital process utilizes automated data retrieval and advanced underwriting technology to deliver fast, tailored solutions to our clients. Our clients leverage the Rocket Mortgage app and website to apply for mortgages, interact with our team members, upload documents, e-sign documents, receive statements and complete monthly payments.

Rocket Mortgage is both a mortgage originator and a mortgage servicer. Since 2010, Rocket Mortgage has won 22 J.D. Power Awards in total across mortgage origination and mortgage servicing. Our net promoter score was 76 for full year 2024, placing us among companies recognized for best-in-class service.

Our mortgage origination business includes our Direct to Consumer segment and our Partner Network segment. In the Direct to Consumer segment, our clients have the ability to interact with Rocket Mortgage digitally and/or with our mortgage bankers. We market to potential clients in this segment through various brand campaigns and performance marketing channels. Within the Partner Network segment we operate across two channels, Wholesale and Premier Enterprise Partner. Through Rocket Pro, our Wholesale channel, independent mortgage professionals gain access to our technology, loan products, and operational support, allowing them to provide a seamless mortgage experience to borrowers while maintaining their own brand and client relationships. In our Premier Enterprise Partner channel, we partner with financial institutions and well-known consumer-focused companies to offer their clients mortgage solutions with our trusted, well-recognized brand.

As of December 31, 2024, the net client retention rate of our servicing portfolio was 97% on an annual basis. There is a strong correlation between this metric and client lifetime value and we believe these levels are far superior to others in the mortgage industry. Servicing the loans that we originate provides us with an opportunity to build long‑term relationships and continually deliver a seamless experience to our clients. We employ our same client‑centric philosophy and technology cultivated through our origination business towards the servicing of loans to deliver a digital client experience in servicing, specifically designed around the needs and expectations of our clients. Through Rocket Mortgage, clients can view their loan information and activity, obtain insight into their home value and equity and obtain personalized videos that simplify complex topics such as escrow changes. This differentiated servicing experience focuses on client service with positive, regular touchpoints and a better understanding of our clients’ future needs.

•Rocket Homes. Our proprietary home search platform and real estate agent referral network, Rocket Homes provides technology-enabled services to support the home buying and selling experience. The company allows consumers to search for homes, connect with a real estate professional and obtain mortgage approval – through the sister company Rocket Mortgage – creating a seamless, fully integrated home buying and selling experience. Rocket Homes also empowers clients to buy or sell properties directly through a streamlined process to create high-impact listings and offers one-on-one support from home selling specialists.

•Rocket Close. Formerly known as Amrock, Rocket Close is our national title producer, settlement provider and appraisal management company, leveraging proprietary technology that integrates seamlessly into the Rocket platform and processes. This provides a digital, seamless experience for our clients with speed and efficiency from their first interaction with Rocket Mortgage through closing. As described in the "Marketing" section below, Rocket is rebranding key businesses as part of its evolution. Effective February 10, 2025, Amrock, LLC ("Amrock") amended its name to Rocket Close, LLC ("Rocket Close").

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

•Other. Lendesk, our Canadian software company, specializes in a point-of-sale system for mortgage professionals and a loan origination system for private lenders.

Rocket Data and Technology

We aim to continuously improve on delivering speed, certainty and value to our clients through scalable, technology-driven solutions. We believe AI will be at the center of how clients buy, sell and finance homes. We have strategically invested in technology for nearly four decades and developed our technology in modules to facilitate agile enhancements. This enables us to effectively scale during market expansion, efficiently onboard partners and grow into new client segments and channels, with less time and investment than our competitors. This process partitioning has allowed us to identify many areas that could be automated. Our system has been designed to integrate across business functions, continuously monitoring in‑progress transactions and leveraging our proprietary, data‑driven, decision engine to recommend the most efficient task for each team member.

We have data and scale that uniquely positions Rocket to lead the next wave of industry transformation with AI. We have over 10 petabytes of data in our environments and thousands of attributes to establish accurate client profiles. We generate over 65 million call logs annually, which help us develop technology and processes to continuously improve upon our client experience. We have deployed AI across our business and estimate that technology has unlocked over one million team member hours in 2024. We believe AI will transform our business, and in turn, the client experience and the industry, from lead generation and allocation to underwriting, closing and servicing.

Marketing

We believe our national Rocket brand is a competitive advantage that is difficult to replicate. While Rocket is already the most recognized name in the mortgage industry, we are making strategic investments to ensure the Rocket brand is one that people know, trust and connect with on a deeper level. At the beginning of 2025, we unveiled a new visual identity and unified our businesses under the overarching "Rocket" brand. The objective of our brand restage is to position Rocket as one of the most inclusive brands in America and create an influential end-to-end homeownership brand. As part of this effort, we have acquired Rocket.com and introduced a reimagined logo marque, word marque, typeface and color palette. We have a long history of creating bold and visible events and campaigns and reaching potential clients through highly targeted marketing strategies. Our scale and data analytics provide distinct advantages in the efficiency of our marketing initiatives. We utilize data gathered from inquiries, applications and ongoing client relationships to optimize digital performance marketing, deliver a unified experience across the Rocket platform and maximize the lifetime value of our clients.

Competition

We compete against a variety of companies offering financial solutions, including large financial institutions, independent mortgage banks and fintech companies. Competition across our businesses supporting complex personal transactions such as mortgages is intense and can take many forms, including:

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

Mortgage Servicing Fees

We also generate significant income from servicing our clients’ loans. For every mortgage that we service, we receive contractual recurring cash flows for the life of the loan. Cash flows correlate to the collection of required mortgage payments from the client and can fluctuate based on the volume of loans added or that are paid off in any given period. Additionally, we earn ancillary revenue such as late fees and modification incentives on the loans we service. Subservicing revenue is primarily based on contractual per loan fees.

Other Fee Income

Other fee income includes revenues from services provided to clients or partners across our platform. Rocket Close services complement the Company's end-to-end mortgage origination experience and generate revenues associated with title, closing and appraisal fees. Rocket Money earns revenue from premium members, or paying subscribers, as well as other service-based fees from members. Rocket Homes earns fees from real estate agent referrals, while at the same time matching Rocket Mortgage clients with highly rated agents and improving the certainty of closing. Rocket Loans generates revenue similar to our mortgage business, earning origination, interest and servicing income.

Government Regulations

We operate in heavily regulated industries that are highly focused on consumer protection. This extensive regulatory framework we are subject to includes U.S. federal, state and local laws. Governmental authorities and various U.S. federal and state agencies have broad oversight, supervision, and enforcement authority over our business. Because we are not a depository institution, we must comply with state licensing requirements to conduct our business. We incur significant ongoing costs to comply with licensing and other legal requirements under the Secure and Fair Enforcement for Mortgage Licensing Act of 2008 (“the SAFE Act”) and the Dodd‑Frank Act, among others. To conduct our residential mortgage origination operations in the United States, we are licensed in all 50 states and the District of Columbia. As required by state law, we have additional licenses to enable us to act as a mortgage loan servicer in all 50 states and the District of Columbia and other applicable state licenses to enable us to act as a mortgage broker, real estate brokerage, conduct lead generation activities, and operate our personal loan platform that facilitates loans. The licensing process includes the submission of an application to the relevant state agency, a character and fitness review of key individuals and an administrative review of our business operations. We are also supervised by regulatory agencies under U.S. state laws. In addition, the GSEs and the Federal Housing Finance Agency (“FHFA”), Ginnie Mae, Federal Trade Commission (“FTC”), U.S. Department of Housing and Urban Development (“HUD”), Federal Housing Administration (“FHA”), various investors, non‑agency securitization trustees and others subject us to periodic reviews and audits. This broad and extensive supervisory and enforcement oversight will continue to occur in the future. As a highly regulated business, the regulatory and legal requirements we face can change and may even become more restrictive. In turn, this could make our compliance responsibilities more complex. We are also subject to judicial and administrative decisions that impose requirements and restrictions on our business. Numerous U.S. federal and state consumer protection laws and regulations impact our business.

We are also subject to a variety of regulatory and contractual obligations imposed by credit owners, insurers and guarantors of the loans we originate or facilitate and/or service. This includes, but is not limited to, Fannie Mae, Freddie Mac, Ginnie Mae, FHFA, the Department of Veterans Affairs (“VA”), and the FHA/HUD. The Consumer Financial Protection Bureau (“CFPB”), established under the Dodd-Frank Act, directly and significantly influences the regulation of residential mortgage loan originations and servicing. The CFPB has rulemaking authority with respect to many of the federal consumer protection laws applicable to mortgage lenders and servicers, including Truth in Lending Act (“TILA”), Real Estate Settlement Procedures Act (“RESPA”), Equal Credit Opportunity Act (“ECOA”), Fair Credit Reporting Act (“FCRA”), and the Fair Debt Collection Practices Act. The CFPB has been active in supervision and enforcement and continues to adopt new and amend existing regulations within its purview. Furthermore, our expansion of operations into Canada has made us subject to Canadian laws, regulations and rules which have additional and distinct oversight, supervision, and enforcement requirements. We must also adhere to applicable laws and regulations promulgated by the various provinces and territories of Canada where we conduct business.

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

We have registered or are in the process of registering several trademarks related to our name, “Rocket”, the names of our affiliated companies, and our “Rocket Halo” logo. We believe our name and logo are important brand identifiers for our clients and shareholders.

Cyclicality and Seasonality

The demand for financial transactions is affected by consumer demand for home loans and the market for buying, selling, financing and/or refinancing residential real estate, which in turn, is affected by the national economy, regional trends, property valuations, interest rates, and socio‑economic trends and by state and federal regulations and programs which may encourage/accelerate or discourage/slow‑down certain real estate trends. Seasonality also plays a key role, as property purchases tend to slow down during the winter months in every market in which we operate.

Human Capital

Rocket Companies invests for the long term and places tremendous value in supporting our team members, clients and communities. Our ISMs are our DNA, compass and foundation. Our team members put the ISMs into action every day. The result is an empowered and passionate team aligned in a common mission.

As of December 31, 2024, we had approximately 14,200 team members all of whom are based in the United States and Canada.

As part of our talent strategy, we provide tools and resources to our team members that enable them to reach their full potential, build their own career paths, enhance their well-being and support their financial goals. Our team members have access to training and mentorship opportunities, specialized leadership programs and a variety of educational programs. These programs include Rocket Academy, our tuition assistance program, as well as our internal mobility program, THRIVE. We offer competitive, best in class benefit and wellness offerings that start on day one for all team members. Some of these offerings include a 100% company paid benefit plan, comprehensive mental health support services, and an onsite health care clinic dedicated to improving team members’ health.

The Rocket Academy provides team members the opportunity to access over 500 online academic programs and certificates from accredited colleges and universities that fit the schedule of working adults with 100% tuition assistance for select programs and up to $5,250 for others. The program provides equitable access to post-secondary education for all eligible team members. In 2024, more than 850 team members pursued degrees and certifications, with nearly 100 successfully earning their degrees. As a result, 84% of team members indicated they have access to the learning and development needed to do their job well.

The Company strongly encourages collaboration, connection, and inclusion through participation in our Team Member Resource Networks (“TMRN”). Our TMRNs are a community of team members cultivating a culture of belonging, engagement, and business impact in support of Rocket’s mission, strategic objectives, and goals. Total membership in 2024 exceeded 4,100 team members across our 11 networks. Team Members participated in impactful learning through TMRN programming including technology and coding workshops and finance and home ownership planning featuring our Chief Financial Officer. To understand and improve team member retention and engagement, the Company surveys team members with the assistance of third-party consultants. In 2024, 87% of our team members completed these engagement surveys. Based on these results, we are building a culture of inclusion where 86% of our team members feel they can be their authentic self at work and 80% feel a sense of belonging at the Company.

We also actively provide and promote opportunities for our team members to share their voice and engage with our community. Based on engagement survey results, approximately 93% of our team members support the various ways the Company contributes to the community. In 2024, 77% of our team members participated in community volunteering or giving events. Also in 2023, Rocket Companies achieved the milestone of one million hours of volunteering in our communities. Continuing this momentum into 2024, we expanded our impact by contributing an additional 100,000 hours of service. We are committed to fostering an inclusive workplace and strategically recruiting and hiring top talent from a broad range of candidates to build high-performing teams that drive business success. We cultivate a culture of open doors, open minds, and trust. As a reflection of our commitment to prioritizing our team members, Rocket Companies was recognized on Fortune Magazine’s list of 100 Best Companies to Work For 21 consecutive years.

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

From time to time, we may use our website as a channel of distribution of material information. Financial and other material information regarding the Company is routinely posted on and accessible at rocketcompanies.com. Our 2024 ESG report, can be accessed at ir.rocketcompanies.com. The information in our ESG report is not, and shall not be deemed to be, part of this report or incorporated into any other filings we make to the SEC.

Item 1A. Risk Factors

Risk Factors Summary

Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows and prospects. Risks that we deem material are described under “Risk Factors” in Item 1A of this report. These risks include, but are not limited to, the following:

•The success and growth of our business, results of operations and financial condition will depend upon our ability to adapt to and implement technological changes to meet our business needs and the changing demands of the market and our clients.

•Cyberattacks, security breaches, or a failure to comply with information security laws or regulations could result in serious harm to our reputation and adversely affect our business.

•Issues related to the development, proliferation and use of AI could give rise to legal and/or regulatory action, damage our reputation or otherwise materially harm our business.

•We are, and intend to continue, developing new products and services and our failure to accurately predict their demand or growth could have an adverse effect on our business.

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

•We may be unable to make acquisitions and investments, successfully integrate acquired companies into our business, or our acquisitions and investments may not meet our expectations, any of which could adversely affect our business, financial condition and results of operations.

•Negative public opinion could damage our brand and reputation, which could adversely affect our business and earnings.

•Our risk management efforts may not be effective at mitigating potential losses resulting in increased costs or business disruption.

•We face intense competition that could adversely affect us.

•Our business is significantly impacted by interest rates. Changes in prevailing interest rates, U.S. monetary policies or other macroeconomic conditions affecting interest rates have and may continue to have a detrimental effect on our business.

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

Risk Factors

In addition to risks and uncertainties in the ordinary course of business that are common to all businesses, important factors that are specific to our industry and the Company could have a material and adverse impact on our business, financial condition, results of operations and cash flows. You should carefully consider the risks described below and in our subsequent periodic filings with the SEC. The following risk factors should be read in conjunction with “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes in this Annual Report.

Risks Relating to Technology and Cybersecurity

The success and growth of our business, results of operations and financial condition will depend upon our ability to adapt to and implement technological changes to meet our business needs and the changing demands of the market and our clients.

The markets in which we operate are characterized by rapid technological advancement and innovation, with continuous introduction of new technology-driven products and services to meet growing and changing client demands. We rely on our proprietary technology to deliver products and services to clients, to elevate our lending origination loan application process and service loans. In addition, we may increasingly rely on AI, automation in mortgage lending, and other innovative technology or third-party software as we introduce new products, expand our current products into new markets and continue to streamline various financial service-related products, services and processes. If we are unable to keep pace with technological change affecting the markets for our services or if we are unable to successfully innovate, integrate and adopt new technologies to continue to deliver a superior client experience, the demand for our products and services may decrease and our ability to attract clients and our growth and results of operations may be harmed.

The origination and servicing processes, as well as key capital markets activities are increasingly dependent on technology and our business relies on our continued ability to process loan applications over the internet, accept electronic signatures, provide instant process status updates, conduct secondary market transactions, process payments, provide electronic statements and other client and loan applicant-expected conveniences. Maintaining and improving this technology will require significant capital expenditures and skilled personnel.

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

We are dependent on internal and external information technology networks and systems to securely collect, process, transmit and store electronic information. In the ordinary course of our business, we receive, process, retain and transmit proprietary information and sensitive or confidential data, including public and non-public personal information of our clients, loan applicants and team members (collectively defined as “Rocket Information”). Despite devoting significant time and resources to ensure the integrity of our information technology systems, we may not be able to anticipate, detect or implement effective preventive measures against all cyberattacks, security breaches or unauthorized access of our information technology systems that support our business. The technology and other controls and processes designed to secure Rocket Information and to prevent, detect and remedy any unauthorized access to that information were designed to obtain reasonable, but not absolute, assurance that such information is secure and that any unauthorized access is identified and addressed appropriately. Such controls have not always detected and may in the future fail to prevent or detect, unauthorized access to Rocket Information.

Cybersecurity risks for lenders have significantly increased both in severity and volume in recent years and the techniques used to obtain unauthorized, improper, or illegal access to systems, third-party vendors, our clients’, loan applicants’ and team members’ data or to disable, degrade, or sabotage service are constantly evolving and have become increasingly complex and sophisticated and therefore more challenging to prevent and/or detect. Security attacks can originate from a wide variety of sources, including third parties such as computer hackers, hacktivists, nation state-backed hackers or persons involved with organized crime or associated with external service providers. Those parties may also attempt to fraudulently induce clients, loan applicants, team members or other users of our systems to disclose sensitive information to gain access to our systems or data. Any successful cyber-attack or unauthorized use of Rocket Information could result in harm to our business or operations including increased costs to remedy and/or litigation, disputes, damages or other liabilities from impacted parties.

The introduction of AI has reduced the level of difficulty for bad actors to submit high quality fraudulent content as part of a cyber-attack, which could make it more difficult for us to identify bad actors and fraudulent activity. We also may not be able to anticipate or implement effective preventive measures against security breaches, especially because the methods of attack change frequently or may not be recognized until after such attack has been launched. Additionally, cyberattacks on local and state government databases and offices, including the rising trend of ransomware attacks and of cyberattacks as a tactical risk of modern warfare, expose us to the risk of losing access to critical data and the ability to provide services to our clients, including but not limited, to issuing title insurance policies and closing on properties located in the affected counties or states.

As a provider of financial products we are bound by numerous privacy and cybersecurity-related laws and requirements. These laws continue to be refined in response to increasing cybersecurity-related risks and new requirements. For example, the Federal Trade Commission (“FTC”) has promulgated a revised Safeguards Rule, the New York Department of Financial Services promulgated updated cybersecurity regulations and the SEC adopted disclosure requirements designed to enhance and standardize public company disclosures regarding cybersecurity risk management and incident reporting. If we are unable to properly safeguard data or meet new or evolving applicable regulatory requirements, we could be subjected to substantial legal fees, additional disclosure requirements, judgments, fines and negative impacts on our brand.

Cyberattacks and/or breaches could result in violations of applicable privacy and other laws. If this information is inappropriately accessed and used by a third party or a team member for illegal purposes, the affected individuals may attempt to hold us responsible for any losses they may have incurred because of misappropriation. In such an instance, we may also be subject to regulatory action, investigation or liable to a governmental authority for fines or penalties associated with a lapse in the integrity and security of Rocket Information. We may be required to expend significant capital and other resources to protect against and remedy any potential or existing security breaches and their consequences. In addition, our remediation efforts may not be successful and we may not have adequate insurance to cover these losses. While the Company has experienced non-material cyber incidents involving third party vendors, the Company’s continued use of third parties in its business yields the potential for cybersecurity incidents that may harm business operations.

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

Many of our services are dependent on the secure, efficient and uninterrupted operation of our technology infrastructure, including computer systems, related software applications and data centers, as well as those of certain third parties and affiliates. Our websites and computer/telecommunication networks must accommodate a high volume of traffic and deliver frequently updated, accurate and timely information. We have experienced, and may in the future experience, service disruptions and failures caused by system or software failure, fire, power loss, telecommunications failures, human error or misconduct, external attacks (e.g., computer hackers, hacktivists, nation state-backed hackers), denial of service or information, malicious or destructive code, as well as natural disasters, health pandemics, strikes, and other similar events and our contingency planning may not be sufficient for all situations. The implementation of technology changes and upgrades to maintain current and integrate new technology systems may also cause service interruptions. Any such disruptions could materially interrupt or delay our ability to provide services to our clients and loan applicants and could also impair the ability of third parties to provide critical services to us.

If our operations are disrupted or otherwise negatively affected by a technology disruption or failure, this could result in material adverse impacts on our business. Our business interruption insurance may not be sufficient to compensate us for all losses that may result from interruptions in our service as a result of systems disruptions, failures and similar events.

Reliance on digital platforms and app marketplaces poses growing risks to client acquisition and business growth.

We rely heavily on our ability to attract and convert online consumers into loan applicants and clients through our websites and mobile applications in a cost-effective manner. To do so, we depend on search engines, digital advertising platforms and other online sources to drive traffic. We appear in search engine results through both paid listings, where we purchase specific terms and unpaid (algorithmic) rankings. Our substantial investments in digital marketing initiatives—such as search engine optimization—are intended to improve our prominence in search results and increase overall website and app visits. However, these efforts may be undermined by rising advertising costs, increasing competition, ineffective campaigns, and factors beyond our control, such as frequent search algorithm updates or the growing integration of AI into search results.

Our digital marketing capabilities depend on data signals derived from user activities on third-party websites, platforms and devices. Ongoing changes in the regulatory environment—such as the California Consumer Privacy Act—and evolving policies from mobile operating systems and browser providers have begun to restrict the data signals available for ad targeting and measurement. Additionally, growing consumer demand for privacy-centric online experiences is likely to further diminish these signals, limiting our ability to refine targeting, measure campaign effectiveness and maintain cost-efficient client acquisition.

We also rely on app marketplaces to connect consumers with our apps. Yet, intense competition within these marketplaces, along with potential changes in fee structures and ranking criteria, may increase the costs associated with acquiring new mobile app users. Taken together, these challenges—including reliance on volatile digital channels, evolving privacy regulations, restrictive lead generation rules and competitive pressures in app marketplaces—could impede our ability to attract new clients and achieve sustainable business growth.

Some aspects of our Rocket technology platform include open-source software and any failure to comply with the terms of one or more of these open-source licenses could adversely affect our business.

Certain aspects of our Rocket technology platform incorporate software covered by open source licenses and we may continue to use such software in the future. The terms of various open source licenses have not been interpreted by U.S. courts and there is a risk that such licenses could be construed in a manner that limits our use of the software, inhibits certain aspects of the platform or otherwise adversely affects our business operations. We may also face claims from others claiming ownership of, or seeking to enforce the terms of, an open-source license, including by demanding release of the open source software, derivative works or our proprietary source code that was developed using such software. These claims could also result in litigation, require us to purchase a costly license or require us to devote additional research and development resources to change our software, any of which could adversely affect our business.

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

We currently incorporate AI technology in certain of our products and services and in our business operations, and we believe the proliferation of AI will have a significant impact on customer preference and market dynamics in our industry. Our proactive research and development of such technology remains ongoing and our ability to develop effective and responsible AI technology will be critical to our financial performance and long-term success. We may be unable to develop and implement AI, both for internal operations and external support, that keeps pace with the rapid proliferation of AI systems by competitors in our industry, which may negatively impact our business and financial performance.

The integration of AI across our business functions presents novel operational complexity and potential risks, including ensuring appropriate employee usage guidelines and maintaining effective human oversight of automated processes. Our deployment of large language models and other AI technologies across additional use cases may increase our exposure to risks related to data security, intellectual property rights and the generation of inaccurate or inappropriate content. As we expand the scope of AI systems that support or influence business decisions, we face growing challenges related to maintaining appropriate levels of accountability, explainability and oversight procedures across different applications and use cases.

The regulatory landscape surrounding AI remains uncertain and complex, with potential new requirements that could restrict our ability to utilize AI technologies in their current form or require significant modifications to our existing systems. AI output might present ethical concerns or violate current and future laws and regulations, including licensing laws and a variety of federal and state fair lending laws and regulations such as the Fair Housing Act, the Equal Credit Opportunity Act, the Home Mortgage Disclosure Act, and the prohibition against engaging in Unfair, Deceptive, or Abusive Acts or Practices pursuant to the Dodd-Frank Act. Further, while we aim to develop and use AI responsibly and attempt to identify and mitigate legal issues presented by its use, we may be unsuccessful in identifying or resolving issues before they arise. AI-related issues, including potential government regulation of AI, deficiencies and/or failures could give rise to legal and/or regulatory action, damage our reputation or otherwise adversely affect our business.

Risks Related to Our Business and Operations

We are, and intend to continue, developing new products and services and our failure to accurately predict their demand or growth could have an adverse effect on our business.

We are, and intend in the future to continue, investing significant resources in developing new tools, features, services, products and other offerings, including offerings of mortgage, other lending and financial products. Risks from our innovative initiatives include those associated with potential defects in the design and development of the technologies used to automate processes, misapplication of technologies, the reliance on data that may prove inadequate and failure to meet client expectations, among others. As a result of these risks, we could experience increased claims, reputational damage, or other adverse effects, which could be material. Additionally, we can provide no assurance that we will be able to develop, commercially market and achieve acceptance of our new products and services. In addition, our investment of resources to develop new products and services may either be insufficient or result in expenses that are excessive in light of revenue actually originated from these new products and services.

The profile of potential clients using our new products and services may not be as attractive as the profile of the clients that we currently serve, which may lead to higher levels of delinquencies or defaults than we have historically experienced. Failure to accurately predict demand or growth with respect to our new products and services could have an adverse impact on our business and there is always risk that these new products and services will be unprofitable, will increase our costs or will decrease our operating margins or take longer than anticipated to achieve target margins. Further, our development efforts with respect to these initiatives could distract management from current operations and could divert capital and other resources from our existing business. If we do not realize the expected benefits of our investments and development of new products and services, our business may be harmed.

We may not be able to continue to grow our loan origination business or effectively manage significant increases in our loan production volume, both of which could negatively affect our reputation and business, financial condition, and results of operations.

Our mortgage loan origination business consists of providing purchase mortgages to homebuyers, refinancing existing loans and originating second lien home equity loans. The origination of purchase mortgages can be influenced by other stakeholders in the home-buying process such as realtors and builders. Therefore, our ability to acquire new purchase mortgage clients can be impacted by our relationships with such stakeholders. Our ability to grow our origination business has been, and may in the future be, adversely affected by conditions of the overall origination market, including elevated interest rates, which has, in turn, had an adverse affect on our results of operations. Our loan origination business also includes third-party mortgage brokers who operate on a more local basis and routinely work with realtors and builders, but who are not contractually obligated to do business with us. Further, our competitors also have relationships with these brokers and actively compete with us in our efforts to expand our broker networks. We may not be successful in maintaining our existing relationships or in expanding our broker network. Our production and consumer direct lending operations are subject to overall market factors that can impact our ability to grow our loan production volume. For example, increased competition from new and existing market participants, reductions in the overall level of refinancing activity, slow growth in the level of new home purchase activity, lack of affordable housing, or inadequate inventory of homes for sale can impact our ability to continue to grow our loan production volumes and as such we have been and may in the future be forced to modify our cost structure or accept lower margins in our respective businesses in order to continue to compete and keep our volume of activity consistent with past or projected levels. If we are unable to continue to grow our loan origination business, this could adversely affect our business.

On the other hand, we may experience significant growth in our loan origination business and mortgage servicing rights (MSRs). If we do not effectively manage our growth through the deployment of resources including processes, technology and talent, the quality of our services could suffer, which could negatively affect our brand and operating results.

We are required to make servicing advances that can be subject to delays in recovery or may not be recoverable in certain circumstances.

During any period in which one of our clients is not making payments on a loan we service we are required under most of our servicing agreements to advance our own funds to meet contractual principal and interest remittance requirements, pay property taxes and insurance premiums, legal expenses and other protective advances (“payment advances”). If home values rise, we may be required to advance greater amounts of property taxes and insurance premiums. We also advance funds to maintain, repair and market real estate properties. In certain situations, we may elect to make certain payment advances knowing that we may not be reimbursed. In addition, in the event a loan serviced by us becomes delinquent, or to the extent a mortgagor under such loan is allowed to enter into a forbearance by applicable law, regulation, or investor/insurer guidelines, the repayment to us of any payment advance related to such events may be delayed until the loan is repaid or refinanced or liquidation occurs. A delay in our ability to collect a payment advance may adversely affect our liquidity and our inability to be reimbursed for a payment advance could be detrimental to our business. Defaults might increase due to a deterioration in the macro economy and as the loans in our servicing portfolio get older, which may increase our costs of servicing and could be detrimental to our business. Further, forbearance legislation or regulation, such as part of a natural disaster response could increase the number of loans on which we must make such payment advances.

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

In addition, for certain loans sold to Ginnie Mae, we, as the servicer, have the unilateral right to repurchase any individual loan in a Ginnie Mae securitization pool if that loan meets defined criteria, including being delinquent greater than 90 days. Upon electing to exercise this unilateral right to repurchase the delinquent loan, we effectively regain control over the loan, meaning that we must recognize the loan on our balance sheet and recognize a corresponding financial liability. Any significant increase in required servicing advances or delinquent loan repurchases could have a significant adverse impact on our cash flows, even if they are reimbursable and could also have a detrimental effect on our business and financial condition.

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

As is standard in the industry, under the terms of our master servicing agreements with the Agencies and investors (including non-GSE loan purchasers, each has the right to terminate us as servicer of the loans we service on their behalf at any time and also have the right to cause us to sell the MSRs to a third party. In addition, failure to comply with servicing standards could result in termination of our agreements with the Agencies with little or no notice and without any compensation. If any of Fannie Mae, Freddie Mac, Ginnie Mae, or any private investor for which we subservice were to terminate us as a servicer, or increase our costs related to such servicing by way of additional fees, fines or penalties, such changes could have a material adverse effect on the revenue we derive from servicing activity, as well as the value of the related MSRs. These agreements, and other servicing agreements under which we service mortgage loans for non-GSE loan purchasers, also require that we service in accordance with GSE servicing guidelines, contain financial covenants and permit termination if we are terminated as an approved servicer by a GSE. Under our subservicing contracts, the primary servicers for which we conduct subservicing activities have the right to terminate our subservicing rights with or without cause, with little notice and little to no compensation. If we were to have our servicing or subservicing rights terminated on a material portion of our servicing portfolio, this could adversely affect our financial results.

A failure to maintain the ratings assigned to us by a rating agency could have an adverse effect on our business, financial condition and results of operations.

Our mortgage origination and servicing platforms, as well as Rocket Mortgage’s outstanding unsecured senior notes and outstanding securitization transactions that are composed of our mortgage loan products, are routinely rated by national rating agencies for various purposes. These ratings are subject to change without notice. Any downgrade of our ratings could restrict our access to sources of capital on terms satisfactory to us or at all, increase the cost of any debt or equity financing and be detrimental to our business.

Our origination and servicing businesses and operating results may be adversely impacted due to a decline in market share for our origination business, a faster than expected increase in payoffs of serviced loans and an inability to recapture loans from existing serviced clients.

If our loan origination business loses market share, loan originations otherwise decrease, or the loans in our servicing portfolio are repaid or refinanced at a faster pace than expected, we may not be able to maintain or grow the size of our servicing portfolio, as our servicing portfolio is subject to “run-off” (i.e., mortgage loans serviced by us may be repaid at maturity, prepaid prior to maturity, refinanced with a mortgage not serviced by us, liquidated through foreclosure, deed-in-lieu of foreclosure, or other liquidation process, or repaid through standard amortization of principal). As a result, our ability to maintain the size of our servicing portfolio, in part, depends on our ability to originate loans with existing serviced clients.

Additionally, in order for us to maintain or improve our operating results, it is important that we continue to extend loans to returning clients who have successfully repaid their previous loans at a pace substantially consistent with the market. Our repeat loan rates may decline or fluctuate as a result of our expansion into new products and markets, because our clients are able to obtain alternative sources of funding, or because new clients we acquire in the future may not be as loyal as our current client base. Furthermore, clients who refinance have no obligation to refinance their loans with us and may choose to refinance with a different originator. If borrowers refinance with a different originator, this potentially decreases the expected cash flows from our MSRs because the original loan will be repaid and we will not have an opportunity to earn further servicing fees after the original loan is repaid. If we are not successful in recapturing our serviced clients paying off their existing loan and getting a new mortgage, our MSRs may become increasingly subject to run-off, and in order to maintain our servicing portfolios at consistent levels, we may need to purchase additional MSRs on the open market to add to our servicing portfolio, which could increase our costs and risks and decrease the profitability of our servicing business.

We depend on our ability to sell loans in the secondary market to a limited number of investors and to the GSEs, and to securitize our loans into mortgage-backed securities (“MBS”) through the GSEs and Ginnie Mae. If our ability to sell or securitize mortgage loans is impaired, we may not be able to originate mortgage loans.

Substantially all of our loan originations are sold into the secondary market. We securitize loans into MBSs through Fannie Mae, Freddie Mac and Ginnie Mae. Loans originated outside of Fannie Mae, Freddie Mac and the guidelines of the Federal Housing Administration (“FHA”), United States Department of Agriculture (“USDA”), or VA (for loans securitized with Ginnie Mae) are sold to private investors and mortgage conduits, including our loan securitization company, Woodward Capital Management LLC, which primarily securitizes such non-GSE loan products. For further discussion, see “- Risks Relating to the Financial and Macroeconomic Environment - Our business is highly dependent on Fannie Mae and Freddie Mac and certain U.S. government agencies and any changes in these entities or their current roles could be detrimental to our business.”

The gain recognized from sales in the secondary market represents a significant portion of our revenue and net earnings. Demand in the secondary market and our ability to complete the sale or securitization of our mortgage loans depends on a number of factors, many of which are beyond our control. A decrease in the prices paid to us upon sale of our loans could be detrimental to our business, as we are dependent on the cash generated from such sales to fund our future loan closings and repay borrowings under our loan funding facilities. If it is not possible or economical for us to complete the sale or securitization of certain of our loans held for sale, we may lack liquidity to continue to fund additional loan originations and our revenue and margins on new loan originations could be materially and negatively impacted.

Further, there may be delays in our ability to sell future mortgage loans which we originate, or there may be a market shift that causes buyers of our non-GSE products—including jumbo mortgage loans, closed-end home equity loans and other non- qualified mortgage products—to reduce their demand for such products. These market shifts can be caused by factors outside of our control including, but not limited to macroeconomic changes, market shifts and changes in investor liquidity, availability, or appetite for such non-GSE products. Delays in the sale of mortgage loans, loss in confidence in the debt, obligations or in the U.S. government, increased borrowing costs or increased hedge risk also increase our exposure to market risks, which could adversely affect our profitability on sales of loans. Any such delays or failure to sell loans could have a materially adverse effect on our business.

We may be required to repurchase or substitute mortgage loans or MSRs that we have sold, or indemnify purchasers of our mortgage loans or MSRs.

We make representations and warranties to purchasers when we sell them a mortgage loan or an MSR, including in connection with our MBS securitizations. If a mortgage loan or MSR does not comply with the representations and warranties that we made with respect to it at the time of its sale, we could be required to repurchase the loan or MSR, replace it with a substitute loan or MSR and/or indemnify secondary market purchasers for applicable losses. If this occurs, we may have to bear any associated losses directly, as repurchased loans typically can only be resold at a steep discount to their repurchase price, if at all. We also may be subject to claims by purchasers for repayment of a portion of the premium we received from such purchaser on the sale of certain loans or MSRs if such loans or MSRs are repaid in their entirety within a specified time period after the sale of the loan. As of December 31, 2024, we had accrued $100.0 million in connection with our reserve for repurchase and indemnification obligations. Actual repurchase and indemnification obligations could materially exceed the reserves we have recorded in our financial statements. Any significant repurchases, substitutions, indemnifications or premium recapture could be detrimental to our business.

Additionally, we may not be able to recover amounts from some third parties from whom we may seek indemnification or against whom we may assert a loan or MSR repurchase demand in connection with a breach of a representation or warranty due to financial difficulties or otherwise. As a result, we are exposed to counterparty risk in the event of non-performance by counterparties to our various contracts, including, without limitation, as a result of the rejection of an agreement or transaction in bankruptcy proceedings, which could result in substantial losses for which we may not have insurance coverage.

Our underwriting may not accurately predict the likelihood of default for all loans, which can result in substantial losses that could adversely affect our financial condition.

We originate mortgage loans according to GSE and other investor/insurer and regulatory guidelines, as applicable to the related mortgage loan product, using automated underwriting engines from Fannie Mae and Freddie Mac that predict a borrower’s ability and willingness to pay. Despite these standards, our underwriting guidelines may not always correlate with, or accurately predict, the underlying mortgage defaults. A client’s ability to repay their loan may be adversely impacted by numerous factors, including a change in the borrower’s employment, financial condition or other negative local or macroeconomic conditions, including but not limited to, increased property tax rates and increased costs for homeowners’ insurance. Deterioration in a client’s financial condition and prospects may be accompanied by deterioration in the value of the collateral for the loan.

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

The performance and oversight of our vendors and service providers are crucial to the success of our business. We engage with numerous vendors and service providers, including affiliates and third parties, who offer essential services such as software and hardware support integral to our products. Any disruption in these services, or a loss of our right to use them, could result in decreased functionality or availability of our products or services. This could persist until an equivalent solution is developed internally or sourced externally, which could have an adverse impact on our business.

Furthermore, errors or defects in these third-party services might translate into flaws in our own products, causing failures that are costly to rectify and could damage our reputation. It is important to note that our third-party providers often depend on additional vendor services and any disruption in those could affect their service delivery. Many third-party providers seek to limit their liability for such issues, and if upheld, we might bear additional liabilities, consequently increasing our operational costs.

Additionally, there is a risk that vendors and service providers might not comply with applicable laws, rules and regulations despite our efforts in vendor management and oversight. Noncompliance, whether due to failure on the part of our vendors or from lapses in our oversight practices, could lead to fines, penalties and other liabilities arising from vendor errors and omissions.

Vendors and service providers frequently access sensitive information, including customer data, intellectual property and proprietary business details. Although we enforce strict vendor selection protocols and ensure agreements incorporate robust data privacy and security measures, vendors may experience data breaches. Future breaches could result in unauthorized access to sensitive information, leading to financial, reputational and operational repercussions.

Lastly, our operations, have in the past, and may in the future, be disrupted if vendors fail to fulfill their obligations or cease their services, be it temporary or permanent and replacing such vendors promptly and under similar conditions may not always be feasible.

Rocket Loans, as a rapidly growing business, faces a range of interconnected risks and challenges that could have a material adverse effect on its operations.

Rocket Loans faces risks related to regulatory compliance, competitive environments, an inability to grow its client base, failures in technology development and increasing lending product offerings. Failure to address these challenges effectively could impact Rocket Loans’ ability to achieve scalable and profitable growth. For example, Rocket Loans relies heavily on a third-party relationship with Cross River Bank for loan origination and if this relationship were to cease it could impact Rocket Loans’ ability to originate loans. Rocket Loans also relies on third-party sources, such as credit bureaus, for critical borrower information and its personal lending underwriting quality could suffer if these sources were to become unavailable or more expensive or prove to be inaccurate. In addition, the credit decisioning and scoring models used by Rocket Loans, which are based on algorithms evaluating various factors, pose risks related to prediction effectiveness, algorithm errors and potential regulatory concerns regarding potential discrimination or non-compliance through the use of these models. Any material failure or inaccuracy in these models could negatively impact Rocket Loans’ business and result in regulatory scrutiny and reputational harm. Further, the personal loans serviced by Rocket Loans involve risks of default, influenced by client payment obligations and the unsecured nature of personal loans, which could result in a lack of availability and interest of third parties to provide such loan funding. Any of the foregoing could adversely affect our business, financial condition and result of operations.

Our Rocket Homes business model is subject to challenges not faced by traditional real estate brokerages.

One of our subsidiaries, Rocket Homes, competes with traditional real estate brokerages while also facing expanded risks not faced by traditional brokerages. Rocket Homes’ core business is the referral of homebuyers, who have been prequalified for a mortgage by Rocket Mortgage or another lender, to a network of third-party real estate agents that assist those homebuyers in the purchase of their new home. In addition, a new component of our Rocket Homes business is listing and selling homes directly for a fee that is typically less than what a traditional brokerage would charge. In both our core referral business and in our efforts to list and sell homes from our centralized location, Rocket Homes and our agents are required to be licensed and comply with the requirements governing the licensing and conduct of real estate brokerage and brokerage-related businesses in the markets where we operate. Rocket Homes also operates a website for searching property listings and connecting with our partner agents. The listing data is provided via license from approximately 300 Multiple Listing Service (“MLS”) and we must also comply with the contractual obligations and restrictions from each MLS in order to access and use its listings data.

Because of this multifaceted business model, we face challenges that include: improper actions by our partner agents beyond our control that subject us to reputational, business or legal harms; failure to comply with the requirements governing the licensing and conduct of real estate brokerage and brokerage-related businesses, which could result in penalties or the suspension of operations; increases in competition in the residential brokerage industry that reduce profitability; continuing low home inventory levels that reduce demand; or a restriction or termination of our access to and use of listings data.

While Rocket Homes has not been named in prior class actions, these actions challenge the real estate industry’s rules and practices around the payment of real estate agent commissions. Real estate industry participants, including Rocket Homes, who are members of the National Association of Realtors (“NAR”) and have followed NAR's rules and guidelines when listing and selling homes using MLS are at risk of being named in current and future actions. In addition to litigation risk, developments or outcomes in such litigation or other legal proceedings involving the operation of the real estate industry could result in a significant change to the broker commission structure, the effect of which could result in reductions to the share of commission income received by Rocket Homes in both our core referral business and in our efforts to list and sell homes from our centralized location.

We may be unable to make acquisitions and investments, successfully integrate acquired companies into our business, or our acquisitions and investments may not meet our expectations, any of which could adversely affect our business, financial condition and results of operations.

We have acquired and may continue to acquire or invest in new or complementary businesses, technologies, services, products, or teams. Acquisitions and investments pose various risks to our business including: unanticipated costs or liabilities associated with the acquired entities, such as claims related to their products, technologies, or offerings; failure of acquired business or assets to perform as expected, leading to an inability to generate sufficient revenue to offset the associated costs; unforeseen complexities in accounting, internal controls, or regulatory requirements associated with the acquired business or assets; delays in the integration of newly acquired businesses and assets could lead to inefficiencies; harm to existing business relationships with partners due to the acquisition; and an inability to maintain quality, security and internal control standards within acquired entities, consistent with industry practices and internal requirements.

Further, we have relied, and will rely in the future, on third-party service providers to facilitate parts of our due diligence on acquisition and investment targets. If we are unable to identify issues through the due diligence process, we may face obstacles in achieving anticipated synergies or integrating acquisitions into our operations, which could result in an inability to realize the expected benefit of such acquisitions or investments. The capital expense of acquisitions or investments, diversion of management’s time and allocating team members, or other resources, needed elsewhere in the business could negatively impact our business. We also may be unable to retain key team members or customers/vendors of acquired entities, which could undermine the acquisition value proposition. Furthermore, disputes and negative outcomes may arise from earn-outs, escrows and other performance-related arrangements from acquisitions. Disputes with shareholders of a company in which we have invested may also occur, particularly concerning governance or operations. Any of these risks have the potential to adversely affect the company's business, financial condition and results of operations.

Negative public opinion could damage our brand and reputation, which could adversely affect our business and earnings.

We are highly dependent on the perception and recognition of the Rocket brand in order to attract new clients. Negative public opinion can result from our actual or alleged conduct in any number of activities, including loan origination, loan servicing, debt collection practices, rebranding campaigns, negative events (e.g., data breaches, executive misconduct, violations of law, etc.) corporate governance and other activities, such as the lawsuits against us. Negative public opinion could also result from actions taken by government regulators and community organizations in response to our activities, from consumer complaints, including in the CFPB complaints database and from media coverage - whether accurate or not. Our ability to attract and retain clients is highly dependent upon the external perceptions of our level of service, trustworthiness, business practices, financial condition and other subjective qualities. Negative perceptions or publicity regarding these matters—even if related to seemingly isolated incidents, or even if related to practices not specific to the origination or servicing of loans, such as debt collection—could erode trust and confidence and damage our reputation among existing and potential clients. In turn, this could decrease the demand for our products, increase regulatory scrutiny and detrimentally affect our business. In addition, consumer advocacy groups and some media reports have advocated for governmental actions placing additional requirements on non-bank consumer lenders which could result in more restrictive laws and regulations and/or changes in consumer perceptions and preferences. Such changes in consumer perceptions and preferences could, in turn, result in significant decreases in demand for our consumer loan products.

Instability caused by acts of violence or war may affect the lending industry and capital markets generally and our business, financial condition and results of operations.

Instability caused by terrorist attacks, the anticipation of any such attacks, political or domestic instability, the consequences of any military or other response by the United States and its allies and other armed conflicts globally, including the wars in Ukraine and the Middle East and geopolitical events stemming from such conflicts, have in the past caused, and in the future may cause, consumer confidence and spending to decrease, and have resulted, and may in the future result, in increased volatility and disruption in the United States and worldwide financial markets and economy.

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

Our business is subject to the risks of natural disasters and other natural catastrophic events and to interruption by man-made issues such as strikes.

Our systems and operations are vulnerable to damage or interruption from natural disasters (earthquakes, tornados, fires, floods), man-made issues (telecommunications failures, strikes) natural catastrophic events (health pandemics) and similar events or the effects of any of the foregoing (power losses, damage to property). Further, we recognize the inherent risks related to weather and the climate wherever our business is conducted. Our primary locations may be vulnerable to extreme weather conditions which may disrupt our business and may cause us to experience additional costs to maintain or resume operations and higher attrition. For example, a significant natural disaster in Detroit, such as an earthquake, tornado, fire or flood, could have a material adverse impact on our business, operating results and financial condition and our insurance coverage may be insufficient to compensate us for losses that may occur. Disease outbreaks have occurred in the past (including severe acute respiratory syndrome, or SARS, avian flu, H1N1/09 flu and COVID-19) and any prolonged occurrence of infectious disease or other adverse public health developments could have a material adverse effect on the macro economy and/or our business operations. In addition, strikes and other geopolitical unrest could cause disruptions in our business and lead to interruptions, delays or loss of critical data. These types of catastrophic events could also affect our loan servicing costs, increase our recoverable and our non-recoverable servicing advances, increase servicing defaults due to impacted clients and negatively affect the value of our MSRs. We may not have sufficient protection or recovery plans in certain circumstances, such as natural disasters affecting the Detroit, Phoenix, Cleveland or Charlotte areas and our business interruption insurance may be insufficient to compensate us for losses that may occur.

Our risk management efforts may not be effective at mitigating potential losses resulting in increased costs or business disruption.

We could incur substantial losses and our business operations could be disrupted if we are unable to effectively identify, manage, monitor and mitigate financial risks, such as credit risk, interest rate risk, prepayment risk, liquidity risk and other market-related risks, as well as operational and legal risks related to our business, assets and liabilities. We also are subject to various laws, regulations and rules that are not industry specific, including employment laws related to team member hiring and termination practices, health and safety laws, environmental laws and other federal, state and local laws, regulations and rules in the jurisdictions in which we operate. Our risk management policies, procedures and techniques may not be sufficient to identify all of the risks to which we are exposed, mitigate the risks we have identified, or identify additional risks to which we may become subject in the future. Expansion of our business activities may also result in our being exposed to risks to which we have not previously been exposed or may increase our exposure to certain types of risks, and we may not effectively identify, manage, monitor and mitigate these risks as our business activities change or increase.

We face intense competition that could adversely affect us.

Competition in the mortgage and other consumer lending space is intense and has experienced substantial consolidation. Some of our competitors may have more name recognition and greater financial and other resources than we have (including access to capital). Our competitors, such as correspondent lenders who originate mortgage loans using their own funds, may have more operational flexibility in approving loans. Additionally, we operate at a competitive disadvantage to U.S. federal banks and thrifts and their subsidiaries because they enjoy federal preemption and, as a result, conduct their business under relatively uniform U.S. federal rules and standards and are generally not subject to the laws of the states in which they do business (including state “predatory lending” laws). Unlike our federally chartered competitors, we are generally subject to all state and local laws applicable to lenders in each jurisdiction in which we originate and service loans. To compete effectively, we must have a very high level of operational, technological, legal, compliance and managerial expertise, as well as access to capital at a competitive cost.

Competition in our industry can take many forms, including the variety of loan programs being made available, interest rates and fees charged for a loan, convenience in obtaining a loan, client service levels, the amount and term of a loan and marketing and distribution channels. In addition, our competitors seek to compete aggressively on the basis of pricing factors. To the extent that we match competitors’ lower pricing, we may experience lower gain on sale margins. Fluctuations in interest rates and general economic conditions may also affect our competitive position including during periods of rising rates, competitors that have locked in low borrowing costs may have a competitive advantage.

Furthermore, the cyclical decline in the industry’s overall level of originations and decreased demand for loans due to the relatively higher interest rate environment, have led, and may in the future lead, to increased competition for the remaining loans. Any increase in these competitive pressures could be detrimental to our business.

Risks Relating to the Financial and Macroeconomic Environment

Our business is significantly impacted by interest rates. Changes in prevailing interest rates, U.S. monetary policies, or other macroeconomic conditions affecting interest rates have and may continue to have a detrimental effect on our business.

Our financial performance is directly affected by prevailing interest rates. For example, we are particularly affected by the policies of the U.S. Federal Reserve, including changes to the federal funds rate and its balance sheet, specifically its MBS portfolio. Increases in inflation have led to increases in interest rates, which have, in turn, lowered transaction volumes, and may further lower transaction volumes, for new purchase mortgages and refinancings. An increase in interest rates may cause increased delinquency default and foreclosure. Increased mortgage defaults and foreclosures may adversely affect our business as they increase our expenses and reduce the number or mortgages service fees that are collected.

Sustained elevated interest rates, coupled with increases in home prices, have made homeownership more expensive for borrowers. The size of the refinance origination market has been subject to more significant fluctuations as a result of interest rate changes since refinancing an existing loan that has a lower interest rate could be less attractive and make qualifying for a loan more difficult. The high interest rate environment has adversely affected and may continue to adversely affect, our revenues or require us to increase marketing expenditures to increase or maintain our volume of mortgages and/or cut costs to maintain margins.

Changes in interest rates are also a key driver of the performance of our servicing business, particularly because our servicing portfolio is composed primarily of MSRs related to high-quality loans, the values of which are highly sensitive to changes in interest rates. Historically, the value of MSRs has increased when interest rates rise, as higher interest rates lead to decreased prepayment rates; the value of MSRs has decreased when interest rates decline, as lower interest rates lead to increased prepayment rates.

Borrowings under our financing facilities are at variable rates of interest, which also exposes us to interest rate risk. As interest rates remain elevated, our debt service obligations on certain of our variable-rate indebtedness will also increase. In the future, we may enter into interest rate swaps, which involve the exchange of floating for fixed-rate interest payments, to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable-rate indebtedness and any such swaps may not fully mitigate our interest rate risk, may prove disadvantageous, or may create additional risks and could impact our ability to operate our business.

Our Rocket Mortgage business relies on our loan funding facilities to fund mortgage loans and otherwise operate our business. If one or more of such facilities are terminated, we may be unable to find replacement financing at commercially favorable terms, or at all, which could be detrimental to our business.

We fund a significant portion of the mortgage loans we close through borrowings under our loan funding facilities. Our borrowings are in turn generally repaid with the proceeds we receive from mortgage loan sales. We are currently, and may in the future continue to be, dependent upon lenders to provide the primary funding facilities for our loans. As of December 31, 2024, we had twelve loan funding facilities which provide us with an aggregate maximum principal amount of $20.6 billion in loan origination availability, ten of which allow drawings to fund loans at closing and are with large global financial institutions. Included in these twelve loan funding facilities are two loan funding facilities with GSEs. Additionally, we are parties to agency MSR backed master repurchase agreement facilities, which provide us access to $2.0 billion of liquidity.

As of December 31, 2024, we also had available to us $2.2 billion of financing through a master repurchase agreement facility specialized for the early buy out of certain mortgage loans in agency mortgage pools and up to $1.2 billion available through a syndicated unsecured revolving credit facility.

Of the ten existing global bank loan funding facilities, all facilities are on an either evergreen or two-year tenor, with maturities staggered in 2025 and 2026. Approximately $12.1 billion of our loan funding capacity are uncommitted and can be terminated by the applicable lender at any time. Moreover, one of our loan funding facilities requires that we have additional borrowing capacity so that such facility does not represent more than a specified percentage of our total borrowing capacity. If we were unable to maintain the required ratio with availability under other facilities, our funding availability under such facilities could also be terminated.

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

Our funding facilities and financing facilities contain covenants, including requirements to maintain a certain minimum tangible net worth, minimum liquidity, maximum total debt or liabilities to net worth ratio, pre-tax net income requirements, litigation judgment thresholds and other customary debt covenants. A breach of the covenants can result in an event of default under these facilities and allow the lenders to pursue certain remedies. In addition, certain of these facilities include cross default or cross acceleration provisions that could result in most, if not all, facilities terminating if an event of default or acceleration of maturity occurs under any facility. If we are unable to meet or maintain the necessary covenant requirements or satisfy, or obtain waivers for, the continuing covenants, we may lose the ability to borrow under all of our funding and financing facilities, which could be detrimental to our business. Additional risks related to our funding and financing facilities include:

•limitations imposed on us under the indentures governing our 2.875% Senior Notes due 2026, 3.625% Senior Notes due 2029, 3.875% Senior Notes due 2031 and our 4.000% Senior Notes due 2033 and other existing and future financing facilities that contain restrictive covenants and borrowing conditions that may limit our ability to raise additional debt;

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

Our success depends largely on the health of the U.S. residential real estate industry, which is seasonal, cyclical and affected by changes in general economic conditions beyond our control. Economic factors such as increased interest rates, slow economic growth or recessionary conditions, supply chain disruptions, the pace of home price appreciation or the lack of it, changes in household debt levels, inflation and increased unemployment or stagnant or declining wages affect our clients’ income and thus their ability and willingness to make loan payments. National or global events including, but not limited to, supply chain disruptions, geopolitical conflicts, natural disasters, natural events or man-made disruptions, affect all such macroeconomic conditions. Weak or a significant deterioration in economic conditions reduce the amount of disposable income consumers have, which in turn reduces consumer spending and the willingness of qualified potential clients to take out loans. As a result, such economic factors affect loan origination volume.

Additional macroeconomic factors including, but not limited to, rising government debt levels, the withdrawal or augmentation of government interventions into the financial markets, changing U.S. consumer spending patterns, changing expectations for inflation and deflation and weak credit markets may create low consumer confidence in the U.S. economy or the U.S. residential real estate industry. Excessive home building or high foreclosure rates resulting in an oversupply of housing in a particular area may also increase the amount of losses incurred on defaulted mortgage loans. Furthermore, several state and local governments in the United States are experiencing, and may continue to experience, budgetary strain. One or more states or significant local governments could default on their debt or seek relief from their debt under the U.S. bankruptcy code or by agreement with their creditors. Any or all of the circumstances described above may lead to further volatility in or disruption of the credit markets at any time and adversely affect our financial condition.

Any uncertainty or deterioration in market conditions that leads to a decrease in loan originations will result in lower revenue on loans sold into the secondary market. Lower loan origination volumes generally place downward pressure on margins, thus compounding the effect of the deteriorating market conditions. Such events could be detrimental to our business. Moreover, any deterioration in market conditions that leads to an increase in loan delinquencies will result in lower revenue for loans we service for the GSEs, Ginnie Mae and other investors because we collect servicing fees from them only for performing loans. While increased delinquencies generate higher ancillary revenues, including late fees, these fees are likely unrecoverable when the related loan is liquidated.

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

New or increased tariffs could negatively affect U.S. national or regional economies, which could affect the demand for homes in the U.S., which, in turn, could slow our mortgage origination business. The incoming Trump administration has included as part of its agenda the adoption of tariffs and a potential reform of U.S. tax laws. Changes to U.S. tax laws that may be introduced as a result of a change in administration of the U.S. government, could negatively impact the overall economy, government revenues, the real estate industry and us in ways that cannot be reliably predicted.

If the value of the collateral underlying certain of our loan funding facilities decreases, we could be required to satisfy a margin call and an unanticipated margin call could have a material adverse effect on our liquidity.

Certain of our funding and financing facilities, early buy-out facilities, and MSR-backed facilities are subject to margin calls based on the lender’s opinion of the value of the loan collateral securing such financing and certain of our hedges related to newly originated mortgages are also subject to margin calls. A margin call would require us to repay a portion of the outstanding borrowings. A large, unanticipated margin call could have a material adverse effect on our liquidity.

A disruption in the secondary home loan market, including the MBS market, could have a detrimental effect on our business.

Demand in the secondary market and our ability to complete the sale or securitization of our mortgage loans depends on a number of factors, many of which are beyond our control, including general economic conditions, general conditions in the banking system, the willingness of lenders to provide funding for home loans, the willingness of investors to purchase home loans and MBS and changes in regulatory requirements. Any significant disruption or period of illiquidity in the general MBS market could directly affect our liquidity because no existing alternative secondary market would likely be able to accommodate on a timely basis the volume of loans that we typically sell in any given period. Accordingly, if the MBS market experiences a period of illiquidity, we might be prevented from selling the loans that we produce into the secondary market in a timely manner or at favorable prices, which could be detrimental to our business.

Our business is highly dependent on Fannie Mae and Freddie Mac and certain U.S. government agencies and any changes in these entities or their current roles could be detrimental to our business.

We originate loans eligible for sale to Fannie Mae and Freddie Mac and government-insured or guaranteed loans, such as FHA and VA loans eligible for Ginnie Mae securities issuance.

In 2008, the Federal Housing Finance Agency (“FHFA”) placed Fannie Mae and Freddie Mac into conservatorship and, as their conservator, FHFA controls and directs their operations. Uncertainty remains regarding the future of the GSEs, including with respect to the duration of conservatorship, the extent of their roles in the market and what forms they will have and whether they will be government agencies, government- sponsored agencies or private for-profit entities.

In September 2021, FHFA and the U.S. Department of Treasury suspended certain provisions added to the Preferred Stock Purchase Agreements (“PSPAs”) with Fannie Mae and Freddie Mac (“Enterprises”). Among other limitations, the suspended provisions previously limited the acquisition of loans with higher risk characteristics, second homes and investment properties and limited the Enterprises’ cash windows. It remains to be seen how FHFA and Treasury potentially further amend the PSPAs. Changes to the PSPAs may have significant implications on the Enterprises market footprint, lender access to the secondary market and Enterprise capital and conservatorship milestones.

In November 2021, under new leadership, FHFA issued its 2022 Conservatorship Scorecard for the GSEs and Common Securitization Solutions (“CSS”), reflecting a shift in the regulators' priorities. The Conservatorship Scorecard de-emphasizes exiting the GSEs from conservatorship, de-emphasizes CSS’ potential shift to a market utility and reiterates the importance of credit risk transfer. The ongoing recapitalization of the GSEs, higher affordable housing goals, increases to the GSE conforming loan limit, continued review of and volatility in GSE pricing and potential revisitation of the PSPAs will materially impact the GSE’s guarantee obligations and market footprint. In addition, legislative proposals to reform the U.S. housing finance market may materially impact the role of the GSEs in purchasing and guaranteeing mortgage loans. Any such proposals, if enacted, may have broad adverse implications for the MBS market and our business. It is possible that the adoption of any such proposals might lead to higher fees being charged by the GSEs and/or lower prices on our sales of mortgage loans to them.

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

When servicing or originating GSE and U.S. government agency loans, we are required to follow specific guidelines and eligibility standards that impact the way we service and originate such loans, including guidelines and standards with respect to: credit standards for mortgage loans; our staffing levels and other servicing practices; the origination, servicing and ancillary fees that we may charge; our modification standards and procedures; the amount of reimbursable and nonreimbursable advances that we may make; and the types of loan products that are eligible for sale or securitization.

These guidelines outline directives from FHFA to GSEs and directives published by other government agencies. Under these directives, Fannie Mae and Freddie Mac may offer financial rewards to well-performing servicers. Conversely, compensatory penalties may be imposed on servicers for failing to meet specified timelines related to delinquent loans and foreclosure proceedings, as well as other violations of servicing obligations. The GSEs also have the authority to levy additional fees on acquired loans. Further, negotiations related to the guidelines with these agencies are generally not possible and the terms are subject to change without our prior consent. Any significant alterations to these guidelines, particularly those that reduce our fees or necessitate increased resources for mortgage services, could negatively impact our revenues and costs.

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

Our hedging activities in the future may include entering into interest rate swaps, interest rate swaptions, caps and floors, purchasing or selling U.S. Treasury securities, mortgage options and/or other tools and strategies. These hedging decisions will be determined in light of the facts and circumstances existing at the time and may differ from our current hedging strategies. These hedging strategies may be less effective than our current hedging strategies in mitigating the risks described above, which could be detrimental to our business and financial condition. Interest rate derivatives may not be available on favorable terms or at all, particularly during periods of heightened volatility or economic downturns.

We rely on internal models to manage risk and to make business decisions. Our business could be adversely affected if those models fail to produce reliable and/or valid results.

We make significant use of business and financial models in connection with our proprietary technology to measure and monitor our risk exposures and to manage our business. For example, we use models to measure and monitor our exposures to interest rate, credit and other market risks including models utilized in hedging. The information provided by these models is used in making business decisions relating to strategies, initiatives, transactions, pricing and products. If these models are ineffective at predicting future losses or are otherwise inadequate, we may incur unexpected losses or otherwise be adversely affected.

We build these models using historical data and our assumptions about factors such as future mortgage loan demand, default rates, home price trends and other factors that may overstate or understate future experience. Our assumptions may be inaccurate and our models may not be as predictive as expected for many reasons, including the fact that they often involve matters that are inherently beyond our control and difficult to predict, such as macroeconomic conditions and that they often involve complex interactions between a number of variables and factors.

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

A substantial portion of our assets, including our MSRs, are measured at fair value. Fair value determinations require many assumptions and complex analyses and we cannot control many of the underlying factors. If our estimates prove to be incorrect, we may be required to write down the value of such assets, which could adversely affect our earnings, financial condition and liquidity.

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

The value of our MSRs is based on the cash flows projected to result from the servicing of the related mortgage loans and continually fluctuates due to a number of factors. These factors include changes in interest rates; historically, the value of MSRs has increased when interest rates rise as higher interest rates lead to decreased prepayment rates and has decreased when interest rates decline as lower interest rates lead to increased prepayment rates and refinancings. Other market conditions also affect the number of loans that are refinanced, and thus no longer result in cash flows, and the number of loans that become delinquent.

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

Additionally, MSRs do not trade in an active market with readily observable prices and, therefore, their fair value is determined using a valuation model that calculates the present value of estimated net future cash flows, using estimates of prepayment speeds, discount rate, cost to service, float earnings, contractual servicing fee income and ancillary income and late fees.

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

Risks Relating to Regulatory Compliance and Litigation

We operate in heavily regulated industries and our activities expose us to risks of non-compliance with an increasing and inconsistent body of complex laws and regulations at the U.S. federal, state and local levels, as well as in Canada.

Due to the heavily regulated nature of the financial services industry, we are required to comply with a wide array of U.S. federal, state and local laws and regulations and Canadian federal and provincial laws that regulate, among other things, the manner in which we conduct our loan origination and servicing businesses and the fees that we may charge and the collection, use, retention, protection, disclosure, transfer and other processing of consumer personal information. Governmental authorities and U.S. federal and state agencies have broad oversight and supervisory authority over our business. Because we originate mortgage loans, installment loans and provide servicing activities nationwide and have operations in Canada, we must be licensed in all relevant jurisdictions that require licensure and comply with each such jurisdiction’s respective laws and regulations, as well as with judicial and administrative decisions applicable to us. Such licensing requirements also may require the submission of information regarding any person who has 10% or more of the combined voting power of our outstanding common stock. As a result of the voting provisions of our certificate of incorporation, a person could have 10% or more of the combined voting power of our common stock even though such person holds less than 10% of our outstanding common stock if certain conditions are met.

In addition, we are currently subject to a variety of, and may in the future become subject to additional Canadian federal and provincial laws, and U.S. federal, state and local laws that are continually evolving and developing. These laws and any regulations implementing such laws directly impact our business and require ongoing compliance, monitoring and internal and external audits as they continue to evolve and may result in ever-increasing public scrutiny and escalating levels of enforcement and sanctions. Furthermore, changes in governmental regulations could result in, among other things, a pause or end to federally funded loans, grants and other financial assistance programs. Certain federal and state regulators are also promulgating new and revised regulations that impact our business. Additionally, the interpretation of these regulations and their overarching laws is rapidly evolving, making implementation and enforcement, and thus compliance requirements, ambiguous, uncertain and potentially inconsistent. Our interpretations and such measures may have been or may prove to be insufficient or incorrect.

We must also comply with a number of federal, state and local consumer protection laws. These statutes apply to loan origination, marketing, use of credit reports, safeguarding of non-public, personally identifiable information about our clients, foreclosure and claims handling, investment of and interest payments on escrow balances and escrow payment features and mandate certain disclosures and notices to clients.

In particular, various federal, state and local laws have been enacted that are designed to discourage predatory lending and servicing practices. Some states have enacted, or may enact, similar laws or regulations, which in some cases impose restrictions and requirements greater than those in federal law. In addition, under the anti-predatory lending laws of some states, the origination of certain residential loans, including loans that are not classified as “high cost” loans under applicable law, must satisfy a net tangible benefits test with respect to the related borrower. This test may be highly subjective and open to interpretation. As a result, a court may determine that a residential loan, for example, does not meet the test even if the related originator reasonably believed that the test was satisfied. Our failure to comply with these laws, or the failure of residential loan originators or servicers to comply with these laws, to the extent any of their residential loans are or become part of our mortgage-related assets, could subject us, as a servicer or, in the case of acquired loans, as an assignee or purchaser, to monetary penalties and could result in the borrowers rescinding the affected loans. Lawsuits have been brought in various states making claims against originators, servicers, assignees and purchasers of high-cost loans for violations of state law. Named defendants in these cases have included numerous participants within the secondary mortgage market. If our loans are found to have been originated in violation of predatory or abusive lending laws, we could be subject to lawsuits or governmental actions, or we could be fined or incur losses.

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

As a licensed title and settlement service provider, and an appraisal management company, Rocket Close is currently subject to a variety of, and may in the future become subject to, additional, federal, state, and local laws and regulations that are continually changing, including laws and regulations related to: the real estate, title, mortgage, and valuation industries; mobile- and internet-based businesses; and data security, advertising, privacy and consumer protection laws. For instance, Rocket Close is subject to federal laws such as GLBA and RESPA and state insurance laws. These laws can be costly to comply with, require significant management attention, and could subject us to claims, government enforcement actions, civil and criminal liability, or other remedies, including revocation of licenses and suspension of business operations.

Rocket Title Insurance Company (“RTIC”), a title insurance underwriter, is heavily regulated by its domiciled state of Texas and by the department of insurance in each state where it holds a certificate of authority to transact title insurance. It is subject to state title insurance statutes and insurance codes as well as federal law. Title insurance rates are regulated differently in various states, with most states requiring RTIC to file and receive approval of rates before such rates become effective to be utilized by title agents. Other states set promulgated rates controlling the title insurance rates that can be charged. These regulations could hinder the underwriter’s and the agent’s ability to promptly adapt to changing market dynamics through price adjustments, which could adversely affect operations, particularly in a rapidly declining market. RTIC is also subject to regulations and reporting requirements imposed by the National Association of Insurance Commissioners. The laws and regulations governing insurance companies continue to evolve and vary by state, adding uncertainty and complexity to compliance. Financial conditions and claim management practices are subject to regulatory examinations and high scrutiny. Departures from compliance, sound underwriting practices or adequate reserves for unknown claims could result in fines, enforcement actions or loss of authority to insure.

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

Regulatory agencies and consumer advocacy groups may assert claims that the practices of lenders and loan servicers result in a disparate impact on protected classes.

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

These regulatory agencies, as well as consumer advocacy groups and plaintiffs’ attorneys, may assert “disparate impact” claims. In 2015, the U.S. Supreme Court confirmed that the “disparate impact” theory applies to cases brought under the FHA, while emphasizing that a causal relationship must be shown between a specific policy of the defendant and a discriminatory result that is not justified by a legitimate, nondiscriminatory business objective of the defendant. In 2020, the U.S. Department of Housing and Urban Development (“HUD”) issued a final rule amending HUD’s interpretation of the FHA’s disparate impact standard to better align with the 2015 U.S. Supreme Court case; however, HUD more recently in March 2023 finalized a rule rescinding HUD’s 2020 final rule and restoring HUD’s 2013 disparate impact standard. Although it is still unclear whether the theory applies under the ECOA, regulatory agencies and private plaintiffs can be expected to continue to apply it to both the FHA and the ECOA in the context of home loan lending and servicing. To the extent that the “disparate impact” theory continues to apply, we may be faced with significant administrative burdens in attempting to comply and potential liability for failures to comply.

Furthermore, many industry observers believe that the “ability to repay” rule issued by the CFPB will have the unintended consequence of having a disparate impact on protected classes. Specifically, it is possible that lenders that make only Qualified Mortgages may be exposed to discrimination claims under a disparate impact theory.

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

We are subject to a number of regulations and laws that apply generally to businesses, as well as regulations and laws specifically governing the internet and marketing over the internet These laws and regulations, which continue to evolve, cover privacy and data protection, data security, pricing, content, copyrights, distribution, mobile and other communications, advertising practices, electronic contracts, consumer protections, the provision of online payment services, unencumbered internet access to our services, the design and operation of websites and the characteristics and quality of offerings online. The expansion of future laws and interpretations of current statutes and regulations may impede the collection or use of certain data, which may in turn prevent or restrict growth and availability of certain internet and online based products and services, and creates additional compliance risk for our business. We cannot guarantee that we have been or will be fully compliant in every jurisdiction, as it is not entirely clear how new or existing laws and regulations will be interpreted or enforced with respect to the internet and e-commerce. Moreover, regulation and enforcement efforts by federal and state agencies and the prospects for private litigation claims related to our data collection, privacy policies or other e-commerce practices become more likely. In addition, the adoption of any laws or regulations, or the imposition of other legal requirements, that adversely affect our digital marketing efforts could decrease our ability to offer, or client demand for, our offerings, resulting in lower revenue. Future regulations, or changes in laws and regulations or their existing interpretations or applications, could also require us to change our business practices, raise compliance costs or other costs of doing business and materially adversely affect our business, financial condition and operating results.

Our mortgage business is exposed to heightened regulatory scrutiny by various governmental agencies, but particularly from the CFPB, impacting both loan origination and servicing. The agencies’ continued monitoring, rule issuance. published guidance, and enforcement actions increase our regulatory compliance burden and associated costs.

The CFPB, which oversees federal and state non-depository lending and servicing institutions, has intensified its examination, enforcement, and rulemaking activities pursuant to its authority over federal consumer protection laws applicable to mortgage lenders and servicers. As such, the CFPB poses a substantial regulatory risk to our operations.

The potential consequences of non-compliance with CFPB regulations and guidance include enforcement actions, administrative fines, penalties, and other regulatory measures. Routine examinations by the CFPB have increased administrative and compliance costs, influencing the availability and cost of residential mortgage credit. Additionally, the CFPB’s broad enforcement powers, including rescission or reformation of contracts, restitution, disgorgement, civil money penalties, and other remedies, pose a significant supervisory enforcement risk.

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

Our operations are subject to regulation, supervision and licensing under various federal, state and local statutes, ordinances and regulations. In most states in which we operate, a regulatory agency regulates and enforces laws relating to loan servicing companies and loan origination companies such as us. These rules and regulations generally provide for licensing as a loan servicing company, loan origination company, loan marketing company, loan brokering company, debt collection agency or third-party default specialist, as applicable, and impose requirements as to the form and content of contracts and other documentation, licensing of employees and employee hiring background checks, restrictions on collection practices, disclosure and record- keeping requirements and enforcement of borrowers’ rights. In most states, we are subject to periodic examination by state regulatory authorities. Some states in which we operate require special licensing or provide extensive regulation of our business.

Additionally, due to the geographic scope of our operations and the nature of the services we provide, certain of our subsidiaries may be required to obtain and maintain certain licenses in all states where they operate, including:

•Rocket Homes is required to obtain and maintain real estate brokerage licenses.

•Rocket Close is required to obtain and maintain various licenses as a title agent, settlement service provider, and appraisal management company. In addition, individual service providers must also maintain licenses to provide escrow, notary, and appraisal services. Many state licenses are renewed at a regular frequency, typically annually, in order to keep the license in good standing.

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

We engage in outbound telephone and text communications with consumers and accordingly must comply with a number of laws and regulations that govern said communications, including the Telephone Consumer Protection Act (“TCPA”) and Telemarketing Sales Rule (“TSR”). The FCC and the FTC have responsibility for regulating various aspects of these laws. Among other requirements, the TCPA and TSR require us to obtain prior express written consent for certain communications and to adhere to “do-not-call” registry requirements which, in part, mandate that we maintain and regularly update lists of consumers who have chosen not to be called and restrict calls to consumers who are on the national do-not-call list. Additionally, the FCC adopted new rules under the TCPA in December 2023 that in part will require comparison shopping websites and lead generators we work with to obtain a consumer’s prior express written consent one caller at a time, rather than having a single consent apply to multiple callers at once. Many states have similar consumer protection laws regulating telemarketing. These laws may limit our ability to communicate with consumers and reduce the effectiveness of our marketing programs. The TCPA does not distinguish between voice and data, and, as such, SMS/MMS messages are also “calls” for the purpose of TCPA obligations and restrictions.

For violations of the TCPA, the law provides for a private right of action under which a plaintiff may recover monetary damages of $500 for each call or text made in violation of the prohibitions on calls made using an “artificial or pre-recorded voice” or an automatic telephone dialing system, which can be trebled up to $1,500 per violation if the violation is considered willful or knowing. There is no statutory cap on maximum aggregate exposure (although some courts have applied in TCPA class actions constitutional limits on excessive penalties). An action may be brought by the FCC, a state attorney general, an individual, or a class of individuals. Like other companies that rely on telephone and text communications, we are regularly subject to putative, class action suits alleging violations of the TCPA. If in the future we are found to have violated the TCPA, the amount of damages and potential liability could be extensive and adversely impact our business. Accordingly, were such a class certified or if we are unable to successfully defend such a suit, as we have in the past, then TCPA damages could have a material adverse effect on our results of operations and financial condition.

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

Our share price has been, and may in the future be, volatile, and in the past companies that have experienced volatility in the market price of their stock have been subject to securities litigation. We became the target of this type of litigation in June 2021, when a putative class action lawsuit alleging violations of the federal securities laws was filed against us and certain of our directors and officers. Several follow-on shareholder derivative lawsuits were subsequently filed based on similar claims. Lawsuits such as these may result in other, derivative lawsuits, may be expensive to defend, and may divert our management’s attention from the conduct of our business, which could have an adverse effect on our business.

The conduct of the brokers through whom we originate loans could subject us to fines or other penalties.

For certain mortgage transactions, Rocket Mortgage operates as the wholesale lender and works with a third-party mortgage broker to facilitate the loan application. The brokers through whom we originate loans have parallel and separate legal obligations to which they are subject. While these laws may not explicitly hold the lenders responsible for the legal violations of such brokers, U.S. federal and state agencies increasingly have sought to impose such liability. The DOJ, through its use of a disparate impact theory under the FHA, is attempting to hold home loan lenders responsible for the pricing practices of brokers, alleging that the lender is directly responsible for the total fees and charges paid by the borrower even if the lender neither dictated what the broker could charge nor kept the money for its own account. In addition, under the federal and state disclosure rules, we may be responsible for improper disclosures made to clients by brokers. We may be subject to claims for fines or other penalties based upon the conduct of the independent home loan brokers with which we do business.

Risks Relating to Privacy and Intellectual Property

The collection, processing, storage, use and disclosure of personal data could give rise to liabilities as a result of governmental regulation, conflicting legal requirements or differing views of personal privacy rights.

In the processing of consumer transactions, our businesses receive, transmit and store a large volume of personally identifiable information and personally identifiable financial information (collectively referred to as “Nonpublic Personal Information” or “NPI”) and other user data. The collection, sharing, use, disclosure and protection of this information are governed by the privacy and data security policies maintained by us and our businesses. Moreover, there are federal, state and international laws regarding privacy and the storing, sharing, use, disclosure and protection of NPI and user data. Specifically, NPI is increasingly subject to legislation and regulations in numerous jurisdictions around the world, the intent of which is to protect the privacy and security of such information that is collected, processed, or transmitted related to consumers within their jurisdiction. These laws and regulations are also intended to give consumers more knowledge and control over the collection, processing, and transmission of their NPI. In the United States, regulations and interpretations concerning NPI and data security promulgated by state and federal regulators, including, but not limited to, the CFPB, FTC, NYDFS and CPPA (California’s regulatory body authorized to enforce California’s consumer privacy laws), could conflict or give rise to differing views of privacy and security rights around NPI. We could be materially and adversely affected if legislation or regulations are expanded to require changes in business practices or privacy policies, or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business, financial condition, and results of operations.

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

Our operations depend on the work and skills of our team members. Our future success will depend on our ability to continue to hire, integrate, develop and retain highly qualified personnel for all areas of our organization. Any talent acquisition and retention challenges could reduce our operating efficiency, increase our costs of operations and harm our overall financial condition. We could face these challenges if competition for qualified personnel intensifies or the pool of qualified candidates becomes more limited. Additionally, we invest heavily in training our team members, which increases their value to competitors who may seek to recruit them. The inability to attract, develop or retain qualified personnel could have a detrimental impact on cost and performance for our business.

If we cannot maintain our corporate culture, we could lose the innovation, collaboration and focus on the mission that contribute to our business.

We believe that a critical component of our success is our corporate culture and our deep commitment to our mission. We believe this mission-based culture fosters innovation, encourages teamwork and cultivates creativity. Our mission defines our business philosophy as well as the emphasis that we place on our clients, our people and our culture and is consistently reinforced to and by our team members and leaders. As we continue to innovate and change in response to market and environmental changes, we may find it difficult to maintain these valuable aspects of our corporate culture and our long-term mission. Any failure to preserve our culture could negatively impact our future success, including our ability to attract and retain team members, encourage innovation and teamwork, and effectively focus on and pursue our mission and corporate objectives.

Loss of our key leadership could result in a material adverse effect on our business.

Our future success depends on the continued services of our senior leadership, including our Chief Executive Officer and Chief Financial Officer. The experience and expertise of our senior leadership team is a valuable asset to us and could take time and be difficult to replace if we experienced key senior leadership departures. We do not maintain “key person” life insurance for any of our personnel. Future senior leadership changes, departures or transitions could result in business disruption and have a detrimental effect on our business.

Risks Relating to our Corporate Structure

We are a holding company and our principal asset is our equity interests in Rocket, LLC (“Holdings”), and accordingly we are dependent upon distributions from Holdings to pay taxes and other expenses.

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

The actual tax benefit, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, including, among others, the timing of exchanges by or purchases from RHI and Dan Gilbert, the price of our Class A common stock at the time of the exchanges or purchases, the extent to which such exchanges are taxable, the amount and timing of the taxable income we generate in the future and the tax rate then applicable, and the portion of our payments under the Tax Receivable Agreement constituting imputed interest. Future payments under the Tax Receivable Agreement could be substantial. Of the $581.2 million Tax receivable agreement liability recorded, we estimate that, as a result of the amount of the increases in the tax basis in Holdings’ assets from the purchase of Holdings Units (along with the corresponding shares of our Class D common stock) in connection with the initial public offering, the over-allotment option (Greenshoe), and the March 2021 paired interest exchange, assuming no material changes in the relevant tax law and that we will have sufficient taxable income to utilize all of the tax attributes covered by the Tax Receivable Agreement when they are first available to be utilized under applicable law, future payments to RHI and Dan Gilbert under the Tax Receivable Agreement would aggregate to approximately $337.4 million over the next 20 years and for yearly payments over that time to range between zero to $25.0 million per year. Future payments under the Tax Receivable Agreements in respect of subsequent purchases or exchanges of Holdings Units (along with the corresponding shares of Class D common stock or Class C common stock) would be in addition to these amounts. The payments under the Tax Receivable Agreement are not conditioned upon RHI’s or Dan Gilbert’s continued ownership of us.

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

RHI, an entity controlled by Dan Gilbert, our founder and Chairman, holds 92.7% of our issued and outstanding Class D common stock and controls 79% of the combined voting power of our common stock. As a result, RHI is able to control any action requiring the general approval of our stockholders, so long as it owns at least 10% of our issued and outstanding common stock, including the election of our board of directors, the adoption of amendments to our certificate of incorporation and bylaws and the approval of any merger or sale of substantially all of our assets. So long as RHI continues to directly or indirectly own a significant amount of our equity, even if such amount is less than a majority of the combined voting power of our common stock, RHI will continue to be able to substantially influence the outcome of votes on all matters requiring approval by the stockholders, including our ability to enter into certain corporate transactions. The interests of RHI could conflict with or differ from our interests or the interests of our other stockholders. For example, the concentration of ownership held by RHI could delay, defer or prevent a change of control of our Company or impede a merger, takeover or other business combination that may otherwise be favorable for us.

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

As of February 24, 2025, we had 147,306,839 shares of Class A Common Stock outstanding and 1,848,879,483 shares of Class A Common Stock issuable upon potential exchanges and/or conversions. Of these shares, 1,875,143,706 are “restricted securities,” as that term is defined under Rule 144 of the Securities Act. The holders of these “restricted securities” are entitled to dispose of their shares pursuant to (i) the applicable holding period, volume and other restrictions of Rule 144 or (ii) another exemption from registration under the Securities Act. Additional sales of a substantial number of our shares of Class A Common Stock in the public market, or the perception that sales could occur, could have a material adverse effect on the price of our Class A Common Stock. We have filed registration statements under the Securities Act registering 178,166,346 shares of our Class A common stock reserved for issuance under the 2020 Omnibus Incentive Plan and our Team Member Stock Purchase Plan. As of February 24, 2025, we had 127,986,810 shares of our Class A common stock reserved for issuance under the 2020 Omnibus Incentive Plan and our Team Member Stock Purchase Plan. We have entered into a Registration Rights Agreement pursuant to which we have granted demand and piggyback registration rights to RHI, Dan Gilbert and the affiliates of Dan Gilbert.

The price of our Class A common stock has been, and may in the future be, volatile and your investment in our common stock could suffer a decline in value.

The market price for our Class A common stock has been, and may in the future be, volatile and could fluctuate significantly in response to a number of factors, most of which we cannot control. These factors include, among others, intense competition in the markets we serve; fluctuations in interest rates and general economic conditions, failure to accurately predict the demand or growth of new financial products and services that we are developing; fluctuations in quarterly revenue and operating results, as well as differences between our actual financial and operating results and those expected by investors; the public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC; announcements relating to litigation; guidance, if any, that we provide to the public, any changes in such guidance or our failure to meet such guidance; changes in financial estimates or ratings by any securities analysts who follow our Class A common stock, our failure to meet such estimates or failure of those analysts to initiate or maintain coverage of our Class A common stock; the sustainability of an active trading market for our Class A common stock; investor perceptions of the investment opportunity associated with our Class A common stock relative to other investment alternatives; the inclusion, exclusion or deletion of our Class A stock from any trading indices; future sales of our Class A common stock by our officers, directors and significant stockholders; the effect on our business and results of operations from system failures and disruptions, hurricanes, wars, acts of terrorism, pandemics, other natural disasters or responses to such events; novel and unforeseen market forces and trading strategies by third parties; events or commentary reported in the media, including social media, whether or not accurate or involving us, that may create, amplify and/or rapidly spread negative publicity for us or for the industry or markets in which we operate; short selling of our Class A common stock or related derivative securities; price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole and changes in the volume of shares of our common stock available for public sale. These broad market and industry factors may seriously harm the market price of our Class A common stock, regardless of our operating performance. In the past, stockholders have instituted securities class action litigation following periods of market volatility. We have been, and may in the future be, subject to securities litigation, which may cause us to incur substantial costs and resources and divert the attention of management from our business.

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

Rocket Companies aligns its Program to the National Institute of Standards (NIST) Cyber Security framework. The Program is reviewed and updated by regular risk assessments, which identify reasonable and foreseeable internal and external risks. The Company performs ongoing assessments of its Program to measure both the sufficiency of the safeguards to control risk and the design and operating effectiveness of our security requirements and controls. We implement information security policies throughout our operations, and our enterprise risk management (“ERM”) process considers information security risks alongside other company risks as part of our overall risk assessment process.

The Rocket Companies Vendor Risk Management Program performs initial and ongoing information security safeguards of our third-party service providers. Our Vendor Risk Management Program includes a robust due diligence process to review and affirm on an initial and periodic basis that our third-party service providers protect our information with the same rigor we require of ourselves.

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

On a periodic basis, the CISO provides reports and presentations to the board of directors, Audit Committee, and Rocket Senior Leadership, including the Rocket Risk Council. These CISO updates include recent industry developments, evolving standards, vulnerability assessments and technological trends. During 2024, the CISO updates included information regarding areas of increasing cybersecurity threats, the ongoing enhancements to our information security framework, deployment of security tools, processes to mitigate threats, and the results of a simulated cybersecurity incident tabletop exercise.

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

Item 2. Properties

We currently operate through a network of fifteen corporate offices and twelve client support locations located throughout the United States and Canada, which are all leased. Our headquarters and principal executive offices are located at 1050 Woodward Avenue, Detroit, Michigan 48226. At this location, as of December 31, 2024, we lease office space totaling approximately 556,739 rentable square feet from an affiliate of Rocket Companies. The lease for our offices at 1050 Woodward Avenue expires on December 31, 2028 unless terminated earlier under certain circumstances specified in our leases. We believe that our facilities are in good operating condition and adequately meet our current needs and that additional or alternative space to support future use and expansion will be available on reasonable commercial terms.

Item 3. Legal Proceedings

For a discussion of our “Legal Proceedings,” refer to Note 14 Commitments, Contingencies and Guarantees in the notes to our audited consolidated financial statements of this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our Class A Common Stock, par value $0.00001 per share, is listed on the New York Stock Exchange under the ticker symbol “RKT” and began trading on August 10, 2020. There is no public market for our Class D Common Stock. Holders of our Class D Common Stock may convert such stock into our Class A Common Stock on a share for share basis. Holders of Class D Common Stock are entitled to 10 votes per share and holders of Class A Common Stock are entitled to one vote per share on matters submitted to shareholders for approval. As of February 24, 2025 there were approximately 109 holders of record of our Class A Common Stock and 4 holders of record of our Class D Common Stock. For Class A Common Stock, the actual number of shareholders is greater than this number of record holders and includes shareholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

Share Repurchase Authorization

On November 10, 2020, our board of directors approved a share repurchase program of up to $1.0 billion of our Common Stock, including both Class A and Class D, which authorized repurchases, from time to time, in privately negotiated transactions or in the open market, in accordance with applicable securities laws (the “Share Repurchase Program”). The Share Repurchase Program was renewed on November 11, 2022 and expired on November 11, 2024. During the Share Repurchase Program period, Rocket Companies repurchased 32.1 million shares at a weighted average price of $12.73. There were no share repurchases during the year ended December 31, 2024. We returned $409.3 million to shareholders in aggregate under the $1.0 billion Share Repurchase Program. At the time of its expiration, approximately $590.7 million remained available under the Share Repurchase Program.

Special Dividends

On February 24, 2022, our board of directors authorized and declared a cash dividend (the “2022 Special Dividend”) of $1.01 per share to the holders of our Class A common stock. The 2022 Special Dividend was paid on March 22, 2022 to holders of the Class A common stock of record as of the close of business on March 8, 2022. The Company funded the 2022 Special Dividend from cash distributions of approximately $2.0 billion by Rocket, LLC to all of its members, including the Company. We expect to retain future earnings, if any, to fund the growth of our business. Any future determination to pay dividends on our common stock will be made at the discretion of the board of directors and will depend upon, among other factors, our financial condition operating results, current and anticipated cash needs and other factors that the board of directors may deem relevant. In addition, the terms of our credit facilities contain restrictions on our ability to declare and pay cash dividends on our capital stock.

Performance Graph

Set forth below is a graph comparing the percentage change in the cumulative total shareholder return on our common stock against the cumulative total return of a broad market index composed of all issuers listed on the New York Stock Exchange (“NYSE”) and our selected peer group. This graph covers the period of the initial listing of our stock on August 6, 2020 to year ended December 31, 2024. This graph assumes an initial investment of $100 on August 6, 2020 and reflects the cumulative total return on that investment, including the reinvestment of all dividends where applicable, through December 31, 2024. The comparisons in this graph are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

Total Shareholder Return Performance Graph
$200.00
$180.00
$160.00
$140.00
$120.00
$100.00
$80.00
$60.00
$40.00
$20.00
$-
August-20
September-20
December-20
March-21
June-21
September-21
December-21
March-22
June-22
September-22
December-22
March-23
June-23
September-23
December-23
March-24
June-24
September-24
December-24
Rocket Companies, Inc.
NYSE Composite
Peer Group

Our selected peer group is comprised of PennyMac Financial Services Inc, Rithm Capital Corp, Mr. Cooper Group Inc, Anywhere Real Estate Inc., Zillow Group Inc Class C, Redfin Corp, Stewart Information Services Corp, SoFi Technologies Inc, Guild Holdings Company, Compass, Inc. loanDepot, Inc., UWM Holdings Corporation and Blend Labs, Inc. Certain companies were not publicly traded companies at inception date. These companies were added and reweighed to the peer group to the most recent quarter subsequent to their respective IPO dates.

The information included under the heading “Performance Graph” is not to be treated as “soliciting material” or as “filed” with the SEC and is not incorporated by reference into any filing by the Company under the Securities Act or the Exchange Act that is made on, before or after the date of filing of this Annual Report on Form 10-K.

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

Objective

The following discussion provides an analysis of the Company's financial condition, cash flows and results of operations from management's perspective and should be read in conjunction with the consolidated financial statements and notes thereto included in Part II, Item 8 of this Annual Report on Form 10-K. Our objective is to provide discussion of events and uncertainties known to management that are reasonably likely to cause the reported financial information not to be indicative of future operating results or of future financial condition and to also offer information that provides an understanding of our financial condition, cash flows and results of operations. This section of this Form 10-K generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Discussions of 2022 items and year-to-year comparisons between 2023 and 2022 that are not included in this Form 10-K can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Executive Summary

We are a Detroit-based financial technology company with operations spanning mortgage, real estate, and personal finance. Our proprietary technology platform is designed to deliver a seamless, AI-driven homeownership experience, integrating home search, mortgage origination, title and closing, and personal financial management. We believe our widely recognized “Rocket” brand is synonymous with simple, fast, and trusted digital experiences.

Recent Developments

Business Trends

In 2024, the housing and mortgage origination markets demonstrated signs of gradual recovery, with overall mortgage origination volume increasing 12% from $1.5 trillion in 2023 to $1.7 trillion in 2024. The U.S. inflation rate moved closer to the Federal Reserve’s 2% target, prompting the Federal Reserve to reduce the federal funds rate by 100 basis points to 4.50% between September and December. Despite these adjustments, mortgage rates remained elevated and volatile, and were accompanied by constrained housing inventory, rising home prices and ongoing economic uncertainty. These factors, collectively, continued to weigh on refinance and purchase origination activity across the industry.

Seller/Servicer Financial Requirements

FHFA and Ginnie Mae revised their requirements for certain minimum net worth, minimum capital ratio and minimum liquidity ratios. As of December 31, 2024, we were in full compliance with the new ratios, which went into effect on December 31, 2024. See Note 15, Minimum Net Worth Requirements of the notes to the consolidated financial statements included in this Form 10-K for further information.

Year ended December 31, 2024 Summary

We originated $101.2 billion in residential mortgage loans, which was a $22.4 billion, or 29%, increase from 2023. Our Net income was $635.8 million, compared to a Net loss of $390.1 million in 2023. We also generated $862.4 million of Adjusted EBITDA, which was an increase of $795.2 million, compared to $67.2 million in 2023. See “Non-GAAP Financial Measures” below for more information on Adjusted EBITDA.

Non-GAAP Financial Measures

To provide investors with information in addition to our results as determined by GAAP, we disclose Adjusted revenue, Adjusted net income (loss), Adjusted diluted earnings (loss) per share and Adjusted EBITDA (collectively “our non-GAAP financial measures”) as non-GAAP measures which management believes provide useful information to investors. We believe that the presentation of our non-GAAP financial measures provides useful information to investors regarding our results of operations because each measure assists both investors and management in analyzing and benchmarking the performance and value of our business. Our non-GAAP financial measures are not calculated in accordance with GAAP and should not be considered as a substitute for revenue, net income (loss), or any other operating performance measure calculated in accordance with GAAP. Other companies may define our non-GAAP financial measures differently and as a result, our measures of our non-GAAP financial measures may not be directly comparable to those of other companies. Our non-GAAP financial measures provide indicators of performance that are not affected by fluctuations in certain costs or other items. Accordingly, management believes that these measurements are useful for comparing general operating performance from period to period and management relies on these measures for planning and forecasting of future periods. Additionally, these measures allow management to compare our results with those of other companies that have different financing and capital structures.

We define “Adjusted revenue” as total revenues net of the change in fair value of mortgage servicing rights (“MSRs”) due to valuation assumptions (net of hedges). We define “Adjusted net income (loss)” as tax-effected net income (loss) before share-based compensation expense, the change in fair value of MSRs due to valuation assumptions (net of hedges), a litigation accrual reversal, career transition program, change in Tax receivable agreement liability and the tax effects of those and other adjustments as applicable. We define “Adjusted diluted earnings (loss) per share” as Adjusted net income (loss) divided by the adjusted diluted weighted average shares outstanding which includes diluted weighted average number of Class A common stock outstanding for the applicable period, which assumes the pro forma exchange and conversion of all outstanding Class D common stock for Class A common stock. We define “Adjusted EBITDA” as net income (loss) before interest and amortization expense on non-funding debt, provision for (benefit from) income taxes, depreciation and amortization, share-based compensation expense, change in fair value of MSRs due to valuation assumptions (net of hedges), a litigation accrual reversal, career transition program and change in Tax receivable agreement liability.

We exclude from each of our non-GAAP financial measures the change in fair value of MSRs due to valuation assumptions (net of hedges), as this represents a non-cash non-realized adjustment to our total revenues, reflecting changes in market interest rates and assumptions, including discount rates and prepayment speeds, which are not indicative of our performance or results of operation. We also exclude the effects of gains or losses on sales of MSRs during the period and the effects of contractual prepayment protection associated with sales or purchases of MSRs. Adjusted EBITDA includes interest expense on funding facilities, which are recorded as a component of interest income, net, as these expenses are a direct cost driven by loan origination volume. By contrast, interest and amortization expense on non-funding debt is a function of our capital structure and is therefore excluded from Adjusted EBITDA.

Our definitions of each of our non-GAAP financial measures allow us to add back certain cash and non-cash charges and deduct certain gains that are included in calculating Total revenue, net, Net income (loss) attributable to Rocket Companies or Net income (loss). However, these expenses and gains vary greatly and are difficult to predict. From time to time in the future, we may include or exclude other items if we believe that doing so is consistent with the goal of providing useful information to investors.

Although we use our non-GAAP financial measures to assess the performance of our business, such use is limited because they do not include certain material costs necessary to operate our business. Our non-GAAP financial measures can represent the effect of long-term strategies as opposed to short-term results. Our presentation of our non-GAAP financial measures should not be construed as an indication that our future results will be unaffected by unusual or nonrecurring items. Our non-GAAP financial measures have limitations as analytical tools and you should not consider them in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Because of these limitations, our non-GAAP financial measures should not be considered as measures of discretionary cash available to us to invest in the growth of our business or as measures of cash that will be available to us to meet our obligations.

Limitations to our non-GAAP financial measures included, but are not limited to:

(a)    they do not reflect every cash expenditure, future requirements for capital expenditures or contractual commitments;

(b)    Adjusted EBITDA does not reflect the significant interest expense or the cash requirements necessary to service interest or principal payment on our debt;

(c)    although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced or require improvements in the future and Adjusted revenue, Adjusted net income (loss) and Adjusted EBITDA do not reflect any cash requirement for such replacements or improvements; and

(d)    they are not adjusted for all non-cash income or expense items that are reflected in our Consolidated Statements of Cash Flows.

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

Reconciliation of Adjusted revenue to Total revenue, net

	Years Ended December 31,
($ in thousands)	2024	2023	2022
Total revenue, net	$5,100,798	$3,799,269	$5,838,493
Change in fair value of MSRs due to valuation assumptions (net of hedges) (1)	(199,188)	(29,007)	(1,210,947)
Adjusted revenue	$4,901,610	$3,770,262	$4,627,546

(1)    Reflects changes in market interest rates and assumptions, including discount rates and prepayment speeds, gains or losses on sales of MSRs during the period and the effects of contractual prepayment protection associated with sales or purchases of MSRs.

Reconciliation of Adjusted net income (loss) to Net income (loss) attributable to Rocket Companies

	Year Ended December 31,
($ in thousands)	2024	2023	2022
Net income (loss) attributable to Rocket Companies	$29,370	$(15,514)	$46,421
Net income (loss) impact from pro forma conversion of Class D common shares to Class A common shares (1)	607,509	(372,541)	655,863
Adjustment to the (provision for) benefit from income tax (2)	(130,502)	84,995	(138,803)
Tax-effected net income (loss) (2)	$506,377	$(303,060)	$563,481
Share-based compensation expense (3)	145,483	177,389	233,760
Change in fair value of MSRs due to valuation assumptions (net of hedges) (4)	(199,188)	(29,007)	(1,210,947)
Litigation accrual reversal (5)	(15,000)	—	—
Career transition program (6)	—	51,495	81,132
Change in Tax receivable agreement liability (7)	(3,512)	6,565	(34,159)
Tax impact of adjustments (8)	17,563	(50,372)	225,949
Other tax adjustments (9)	3,911	3,885	3,822
Adjusted net income (loss)	$455,634	$(143,105)	$(136,962)

(1)    Reflects net income (loss) to Class A common stock from pro forma exchange and conversion of corresponding shares of our Class D common shares held by non-controlling interest holders as of December 31, 2024, 2023 and 2022.

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

	Year Ended December 31,
	2024	2023	2022
Net income (loss) attributable to Rocket Companies	$29,370	$(15,514)	$46,421
Net income (loss) impact from pro forma conversion of Class D common shares to Class A common shares	607,509	(372,541)	655,863
Provision for (benefit from) income taxes	32,224	(12,817)	41,978
Adjusted income (loss) before income taxes	669,103	(400,872)	744,262
Effective income tax rate for adjusted net income (loss)	24.32%	24.40%	24.29%
Adjusted provision for (benefit from) income taxes	162,726	(97,812)	180,781
Provision for (benefit from) income taxes	32,224	(12,817)	41,978
Adjustment to the (provision for) benefit from income tax	$(130,502)	$84,995	$(138,803)

	December 31,
	2024	2023	2022
Statutory U.S. Federal Income Tax Rate	21.00%	21.00%	21.00%
Canadian taxes	0.01	0.01	0.01
State and local income taxes (net of federal benefit)	3.31	3.39	3.28
Effective income tax rate for adjusted net income (loss)	24.32%	24.40%	24.29%

(3)    The years ended December 31, 2023 and 2022 amounts exclude the impact of the career transition program.

(4)    Reflects changes in market interest rates and assumptions, including discount rates and prepayment speeds, gains or losses on sales of MSRs during the period and the effects of contractual prepayment protection associated with sales or purchases of MSRs.

(5)    Reflects litigation accrual reversal related to a specific legal matter recorded as an adjustment in 2021.

(6)    Reflects net expenses associated with compensation packages, healthcare coverage, career transition services and accelerated vesting of certain equity awards.

(7)    Reflects changes in estimates of tax rates and other variables of the Tax receivable agreement liability.

(8)    Tax impact of adjustments gives effect to the income tax related to share-based compensation expense, change in fair value of MSRs due to valuation assumptions (net of hedges), litigation accrual reversal, career transition program and the change in Tax receivable agreement liability at the effective tax rates for each period.

(9)    Represents tax benefits due to the amortization of intangible assets and other tax attributes resulting from the purchase of Holdings units, net of payment obligations under Tax Receivable Agreement.

Reconciliation of Adjusted diluted weighted average shares outstanding to Diluted weighted average Class A common shares outstanding

	Year Ended December 31,
($ in thousands, except per share)	2024	2023	2022
Diluted weighted average Class A common shares outstanding	141,037,083	1,980,523,690	1,971,620,573
Assumed pro forma conversion of Class D shares (1)	1,848,879,483	—	—
Adjusted diluted weighted average shares outstanding	1,989,916,566	1,980,523,690	1,971,620,573

Adjusted net income (loss)	$455,634	$(143,105)	$(136,962)
Adjusted diluted earnings (loss) per share	$0.23	$(0.07)	$(0.07)

(1)    Reflects the pro forma exchange and conversion of non-dilutive Class D common stock to Class A common stock. For the years ended December 31, 2023 and 2022, Class D common shares were dilutive and are included in the dilutive weighted average Class A common shares outstanding in the table above.

Reconciliation of Adjusted EBITDA to Net income (loss)

	Year Ended December 31,
($ in thousands)	2024	2023	2022
Net income (loss)	$635,828	$(390,080)	$699,933
Interest and amortization expense on non-funding debt	153,637	153,386	153,596
Provision for (benefit from) income taxes	32,224	(12,817)	41,978
Depreciation and amortization	112,917	110,271	94,020
Share-based compensation expense (1)	145,483	177,389	233,760
Change in fair value of MSRs due to valuation assumptions (net of hedges) (2)	(199,188)	(29,007)	(1,210,947)
Litigation accrual reversal (3)	(15,000)	—	—
Career transition program (4)	—	51,495	81,132
Change in Tax receivable agreement liability (5)	(3,512)	6,565	(34,159)
Adjusted EBITDA	$862,389	$67,202	$59,313

(1)    The years ended December 31, 2023 and 2022 amounts exclude the impact of the career transition program.

(2)    Reflects changes in market interest rates and assumptions, including discount rates and prepayment speeds, gains or losses on sales of MSRs during the period and the effects of contractual prepayment protection associated with sales or purchases of MSRs.

(3)    Reflects legal accrual reversal related to a specific legal matter recorded as an adjustment in 2021.

(4)    Reflects net expenses associated with compensation packages, healthcare coverage, career transition services and accelerated vesting of certain equity awards.

(5)    Reflects changes in estimates of tax rates and other variables of the Tax receivable agreement liability.

Key Performance Indicators

We monitor a number of key performance indicators to evaluate the performance of our business operations. Our loan production key performance indicators enable us to monitor our ability to generate gain on sale revenue as well as understand how our performance compares to the total mortgage origination market. Our servicing portfolio key performance indicators enable us to monitor the overall size of our servicing portfolio of business, the related value of our mortgage servicing rights and the health of the business as measured by the average MSR delinquency rate. Other key performance indicators for other Rocket Companies, besides Rocket Mortgage (“Other Rocket Companies”), allow us to monitor both revenues and unit sales generated by these businesses.

The following summarizes key performance indicators of the business:

	Year Ended December 31,
(Units and $ in thousands)	2024	2023	2022
Rocket Mortgage
Loan Production Data
Closed loan origination volume	$101,152,132	$78,711,994	$133,129,283
Direct to Consumer origination volume	$54,761,020	$43,763,278	$78,641,022
Partner Network origination volume	$46,391,112	$34,948,716	$54,488,261
Gain on sale margin (1)	2.95%	2.63%	2.82%
Refinance market share (2)	12.1%	12.1%	11.0%
Purchase market share (2)	4.0%	3.7%	3.2%
Servicing Portfolio Data
Total serviced UPB (includes subserviced)	$593,261,034	$509,105,421	$534,704,602
MSRs UPB of loans serviced	$525,517,829	$468,237,971	$486,540,840
UPB of loans subserviced and temporarily serviced	$67,743,205	$40,867,450	$48,163,762
Total loans serviced (includes subserviced)	2,765.5	2,457.1	2,534.5
Number of MSRs loans serviced	2,588.9	2,357.2	2,412.1
Number of loans subserviced and temporarily serviced	176.6	99.9	122.4
MSR fair value multiple (3)	5.13	4.94	4.98
Total serviced MSR delinquency rate (60+)	1.54%	1.23%	1.20%
Net client retention rate (4)	97%	97%	95%
Select Other Rocket Companies
Rocket Close gross revenue (5)	$311,464	$244,224	$504,270
Rocket Close closings	224.6	161.8	344.0
Rocket Money gross revenue (5)	$321,180	$209,826	$145,381
Rocket Money paying subscribers, at period end	4,116.5	3,017.5	2,263.5
Rocket Homes gross revenue (5)	$55,393	$53,155	$52,796
Rocket Homes real estate transactions	21.2	25.3	32.7
Rockethomes.com average unique monthly visitors (6)	1,279.8	1,498.1	2,053.3
Rocket Loans gross revenue (5)	$80,555	$62,305	$68,828
Rocket Loans closed units	43.4	39.2	28.2
Total Select Other Rocket Companies gross revenue	$768,592	$569,510	$771,275
Total Select Other Rocket Companies net revenue (7)	$748,910	$550,463	$759,051

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

(2)    2024 market share information is based on Fannie Mae mortgage volume market share estimates as of January 2025.

(3)    MSR fair market value multiple is a metric used to determine the relative value of the MSR asset in relation to the annualized retained servicing fee, which is the cash that the holder of the MSR asset would receive from the portfolio as of such date. It is calculated as the quotient of (a) the MSR fair market value as of a specified date divided by (b) the weighted average annualized retained servicing fee for our MSR portfolio as of such date. The weighted average annualized retained servicing fee for our MSR portfolio was 0.28%, 0.28% and 0.29% for the years ended December 31, 2024, 2023 and 2022, respectively. The vast majority of our portfolio consists of originated MSRs and consequently, the impact of purchased MSRs does not have a material impact on our weighted average service fee.

(4)    This metric measures our retention across a greater percentage of our client base versus our recapture rate. We define “net client retention rate” as the number of clients that were active at the beginning of a period and which remain active at the end of the period, divided by the number of clients that were active at the beginning of the period. This metric excludes clients whose loans were sold during the period as well as clients to whom we did not actively market to due to contractual prohibitions or other business reasons. We define “active” as those clients who do not pay-off their mortgage with us and originate a new mortgage with another lender during the period.

(5)    This revenue is reported annually.

(6)    Rockethomes.com average unique monthly visits is calculated by a third party service that monitors website and app engagement activity. This metric doesn't necessarily have a direct correlation to revenues and is used primarily to monitor consumer interest in the Rockethomes.com site and app.

(7)    Net revenue is calculated as gross revenues less intercompany revenue eliminations, as a portion of the Select Other Rocket Companies revenues is generated through intercompany transactions. Consequently, we view gross revenue of individual Select Other Rocket Companies as a key performance indicator and we consider net revenue of Select Other Rocket Companies on a combined basis.

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

Other income

Other income includes revenues generated from Deposit income related to revenue earned on deposits, including escrow deposits, Rocket Close (title, closing and appraisal fees), Rocket Money (subscription revenue and other service-based fees), Rocket Homes (real estate network referral fees) and Rocket Loans (personal loan interest earned and other income) and Other (additional subsidiary and miscellaneous revenue).

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

Other expenses

Other expenses primarily consist of depreciation and amortization on property and equipment, mortgage servicing related expenses and expenses generated from Rocket Close (title and settlement services).

Income taxes

Our income tax expense, deferred tax assets and liabilities and reserves for unrecognized tax benefits reflect management’s best assessment of estimated current and future taxes to be paid. We are subject to income taxes predominantly in the United States and Canada. These tax laws are often complex and may be subject to different interpretations. To determine the financial statement impact of accounting for income taxes, the Company must make assumptions and judgements about how to interpret and apply these complex tax laws to numerous transactions and business events, as well as make judgements regarding the timing of when certain items may affect taxable income in the United States and Canada.

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

Our interpretations of tax laws are subject to review and examination by various taxing authorities and jurisdictions where the Company operates and disputes may occur regarding its view on a tax position. These disputes over interpretations with the various tax authorities may be settled by audit, administrative appeals or adjudication in the court systems of the tax jurisdictions in which the Company operates. We regularly review whether we may be assessed additional income taxes as a result of the resolution of these matters and the Company records additional reserves as appropriate. In addition, the Company may revise its estimate of income taxes due to changes in income tax laws, legal interpretations and business strategies. We recognize the financial statement effects of uncertain income tax positions when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. We record interest and penalties related to uncertain income tax positions in income tax expense. For additional information regarding our provision for income taxes refer to Note 12, Income Taxes.

Tax Receivable Agreement

The Company has a Tax Receivable Agreement with RHI and our Chairman (“LLC Members”) that will obligate the Company to make payments to the LLC Members generally equal to 90% of the applicable cash tax savings that the Company actually realizes or in some cases is deemed to realize as a result of the tax attributes generated by (i) certain increases in our allocable share of the tax basis in Holdings’ assets resulting from (a) the purchases of Holdings Units (along with the corresponding shares of our Class D common stock or Class C common stock) from the LLC Members (or their transferees of Holdings Units or other assignees) using the net proceeds from our initial public offering or in any future offering, (b) exchanges by the LLC Members (or their transferees of Holdings Units or other assignees) of Holdings Units (along with the corresponding shares of our Class D common stock or Class C common stock) for cash or shares of our Class B common stock or Class A common stock, as applicable, or (c) payments under the Tax Receivable Agreement; (ii) tax benefits related to imputed interest deemed arising as a result of payments made under the Tax Receivable Agreement and (iii) disproportionate allocations (if any) of tax benefits to Holdings as a result of section 704(c) of the Code that relate to the reorganization transactions. The Company will retain the benefit of the remaining 10% of these tax savings.

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

Results of Operations for the years ended December 31, 2024, 2023 and 2022

Summary of Operations

Condensed Statement of Operations Data	Year Ended December 31,
($ in thousands)	2024	2023	2022
Revenue
Gain on sale of loans, net	$3,012,913	$2,066,292	$3,137,417
Servicing fee income	1,462,173	1,401,780	1,458,637
Change in fair value of MSRs	(578,681)	(700,982)	185,036
Interest income, net	97,566	120,860	184,203
Other income	1,106,827	911,319	873,200
Total revenue, net	5,100,798	3,799,269	5,838,493
Expenses
Salaries, commissions and team member benefits	2,261,245	2,257,291	2,797,868
General and administrative expenses	893,154	802,865	906,195
Marketing and advertising expenses	824,042	736,676	945,694
Interest and amortization expense on non-funding-debt	153,637	153,386	153,596
Other expenses	300,668	251,948	293,229
Total expenses	4,432,746	4,202,166	5,096,582
Income (loss) before income taxes	$668,052	$(402,897)	$741,911
(Provision for) benefit from income taxes	(32,224)	12,817	(41,978)
Net income (loss)	635,828	(390,080)	699,933
Net (income) loss attributable to non-controlling interest	(606,458)	374,566	(653,512)
Net income (loss) attributable to Rocket Companies	$29,370	$(15,514)	$46,421

Gain on sale of loans, net

The components of Gain on sale of loans, net for the periods presented were as follows:

	Year Ended December 31,
($ in thousands)	2024	2023	2022
Net gain (loss) on sale of loans (1)	$1,504,149	$684,415	$(579,562)
Fair value of originated MSRs	1,330,216	1,092,332	1,970,647
Provision for investor reserves	(36,248)	(112,372)	(58,140)
Fair value adjustment on loans held for sale and IRLCs	(26,546)	224,605	(822,289)
Revaluation from forward commitments economically hedging loans held for sale and IRLCs	241,342	177,312	2,626,761
Gain on sale of loans, net	$3,012,913	$2,066,292	$3,137,417

(1)    Net gain (loss) on sale of loans represents the premium received in excess of the UPB, plus net origination fees.

The table below provides details of the characteristics of our mortgage loan production for each of the periods presented:

	Year Ended December 31,
($ in thousands)	2024	2023	2022
Closed loan origination volume by type
Conventional Conforming	$60,467,550	$48,007,013	$96,103,677
FHA/VA	28,002,000	24,035,770	28,208,025
Non Agency	12,682,582	6,669,211	8,817,581
Total mortgage closed loan origination volume	$101,152,132	$78,711,994	$133,129,283
Portfolio metrics:
Average loan amount	$277	$270	$283
Weighted average loan-to-value ratio	73.16%	74.86%	72.30%
Weighted average credit score	737	733	733
Weighted average loan rate	6.62%	6.62%	4.45%
Percentage of loans sold:
To GSEs and government	84.77%	91.38%	91.70%
To other counterparties	15.23%	8.62%	8.30%
Servicing-retained	92.74%	94.86%	93.45%
Servicing-released	7.26%	5.14%	6.55%
Net rate lock volume (1)	$100,824,736	$78,648,717	$117,756,897
Gain on sale margin (2)	2.95%	2.63%	2.82%

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

Overview of the Gain on sale of loans, net table

At the time an IRLC is issued, an estimate of the Gain on sale of loans, net is recognized in the Fair value adjustment on loans held for sale and IRLCs component in the table above. Subsequent changes in the fair value of IRLCs and mortgage loans held for sale are recognized in this same component as the loan progresses through closing, which is the moment that loans move from an IRLC to a loan held for sale and ultimately through the sale of the loan. We deploy a hedge strategy to mitigate the impact of interest rate changes from the point of the IRLC through the sale of the loan. The changes to the Fair value adjustment on loans held for sale and IRLCs in each period is dependent on several factors, including mortgage origination volume, how long a loan remains at a given stage in the origination process and the movement of interest rates during that period as compared to the immediately preceding period. Loans originated during an increasing rate environment generally decrease in value and loans originated during a decreasing rate environment generally increase in value. When the mortgage loan is sold into the secondary market, any difference between the proceeds received and the current fair value of the loan is recognized and moves from the Fair value adjustment on loans held for sale and IRLCs component in the Net gain (loss) on sale of loans component in the table above. The Revaluation from forward commitments economically hedging loans held for sale and IRLCs component reflects the forward hedge commitments intended to offset the various fair value adjustments that impact the Fair value adjustment on loans held for sale and IRLCs and the Net gain (loss) on sale of loans components. As a result, these three components should be evaluated in combination when evaluating Gain on sale of loans, net, as the sum of these components are primarily driven by net rate lock volume. Furthermore, at the point of sale of the loan, the Fair value of originated MSRs and the Provision for investor reserves are recognized each in their respective components shown above.

Year ended December 31, 2024 summary

Gain on sale of loans, net was $3.0 billion, an increase of $0.9 billion, or 46%, compared to $2.1 billion in 2023.

Net gain (loss) on sale of loans, Fair value adjustment on loans held for sale and IRLCs and Revaluation from forward commitments economically hedging loans held for sale and IRLCs was $1.7 billion, an increase of $0.6 billion, or 58%, compared to $1.1 billion in 2023. The change was primarily driven by a 28% increase in net rate lock volume and 12% increase in gain on sale margin due to higher mortgage demand in 2024.

The Fair value of originated MSRs was $1.3 billion, an increase of $0.2 billion or 22%, compared to $1.1 billion in 2023, driven by a 24% increase in sold loan volume.

The Investor reserves liability balance was relatively flat in the current and prior period. The $76.1 million reduction in Provision for investor reserves expense was primarily due to a decrease in losses on repurchased loans in 2024, compared to 2023.

Loan servicing income, net

For the periods presented, Loan servicing income, net consisted of the following:

	Year Ended December 31,
($ in thousands)	2024	2023	2022
Retained servicing fee	$1,400,857	$1,350,595	$1,416,488
Subservicing income	8,428	9,446	9,066
Ancillary income	52,888	41,739	33,083
Servicing fee income	1,462,173	1,401,780	1,458,637
Change in valuation model inputs or assumptions	207,760	37,570	1,279,945
Change in fair value of MSR hedge	(8,572)	(8,563)	(68,998)
Collection/realization of cash flows	(777,869)	(729,989)	(1,025,911)
Change in fair value of MSRs	(578,681)	(700,982)	185,036
Loan servicing income, net	$883,492	$700,798	$1,643,673

	December 31,
($ in thousands)	2024	2023	2022
MSR UPB of loans serviced	$525,517,829	$468,237,971	$486,540,840
Number of MSR loans serviced	2,588,882	2,357,209	2,412,117
UPB of loans subserviced and temporarily serviced	$67,743,205	$40,867,450	$48,163,762
Number of loans subserviced and temporarily serviced	176,624	99,938	122,380
Total serviced UPB	$593,261,034	$509,105,421	$534,704,602
Total loans serviced	2,765,506	2,457,147	2,534,497
MSR fair value	$7,633,371	$6,439,787	$6,946,940
Total serviced delinquency count (60+) as % of total	1.54%	1.23%	1.20%
Weighted average credit score	733	733	736
Weighted average LTV	71.85%	71.40%	71.08%
Weighted average loan rate	4.28%	3.74%	3.40%
Weighted average service fee	0.28%	0.28%	0.29%

Loan servicing income, net was $883.5 million, an increase of $182.7 million, or 26%, compared to $700.8 million in 2023, primarily due to the $170.2 million increase in valuation reflected in Change in valuation model inputs or assumptions. In 2024, the Change in valuation model inputs or assumptions was $207.8 million, driven by an increase in interest rates year over year, compared to $37.6 million in 2023, which was driven by relatively flat interest rates during the respective prior year period.

Interest income, net

The components of Interest income, net for the periods presented were as follows:

	Year Ended December 31,
($ in thousands)	2024	2023	2022
Interest income	$413,159	$327,448	$350,591
Interest expense on funding facilities	(315,593)	(206,588)	(166,388)
Interest income, net	$97,566	$120,860	$184,203

Interest income, net was $97.6 million, a decrease of $23.3 million, or 19%, compared to $120.9 million in 2023. Interest income, net in 2024 benefited from higher mortgage loan production, but was offset by higher interest expense from increased utilization of funding facilities.

Other income

	Year Ended December 31,
($ in thousands)	2024	2023	2022
Deposit income	$404,233	$372,917	$90,298
Rocket Money revenue	297,200	198,697	141,618
Rocket Close revenue	297,125	243,605	503,137
Rocket Homes revenue	53,556	49,970	48,293
Rocket Loans revenue	25,971	18,757	41,885
Other (1)	28,742	27,373	47,969
Total Other income	$1,106,827	$911,319	$873,200

(1)     Other consists of additional subsidiary and miscellaneous revenue.

Other income was $1.1 billion, an increase of $195.5 million, or 21%, as compared to $911.3 million in 2023, driven by a $98.5 million, or 50%, increase in Rocket Money revenue associated with growth in paying subscribers and also an increase in Rocket Close revenue of $53.5 million, or 22%, driven by higher volume.

Expenses

Expenses for the periods presented were as follows:

	Year Ended December 31,
($ in thousands)	2024	2023	2022
Salaries, commissions and team member benefits	$2,261,245	$2,257,291	$2,797,868
General and administrative expenses	893,154	802,865	906,195
Marketing and advertising expenses	824,042	736,676	945,694
Interest and amortization expense on non-funding debt	153,637	153,386	153,596
Other expenses	300,668	251,948	293,229
Total expenses	$4,432,746	$4,202,166	$5,096,582

Total expenses were $4.4 billion, an increase of $230.6 million, or 5%, compared to $4.2 billion in 2023. General and administrative expenses were $893.2 million, an increase of $90.3 million, or 11%, compared to $802.9 million in 2023, driven by an increase in variable costs associated with higher origination volume and increased third-party credit report costs per unit. Marketing and advertising expenses were $824.0 million, an increase of $87.4 million, or 12%, compared to $736.7 million in 2023, largely due to an increase in performance marketing in 2024. Other expenses were $300.7 million, an increase of $48.7 million, or 19%, compared to $251.9 million in 2023, due to an increase in title related expenses at Rocket Close associated with higher volume.

Summary results by segment for the years ended December 31, 2024, 2023 and 2022

Our operations are organized by distinct marketing channels which promote client acquisition and are categorized under two reportable segments: Direct to Consumer and Partner Network. In the Direct to Consumer segment, clients have the ability to interact with Rocket Mortgage digitally and/or with our mortgage bankers. We market to potential clients in this segment through various brand campaigns and performance marketing channels. The Direct to Consumer segment generates revenue from originating, closing, selling and servicing predominantly agency-conforming loans, which are pooled and sold to the secondary market. This segment also produces revenue by providing title and settlement services and appraisal management to these clients as part of our end-to-end mortgage origination experience. Servicing activities are fully allocated to the Direct to Consumer segment as they are viewed as an extension of the client experience with the primary objective to establish and maintain positive, regular touchpoints with our clients, which positions us to have high retention and recapture the clients’ next refinance, purchase and personal loan transactions. These activities position us to be the natural choice for clients’ next refinance or purchase transaction.

We provide industry-leading client service and leverage our widely recognized brand to strengthen our wholesale relationships, through Rocket Pro, as well as enterprise partnerships, both driving growth in our Partner Network segment. Rocket Pro works exclusively with mortgage brokers, community banks and credit unions, enabling them to maintain their own brand and client relationships while leveraging Rocket Mortgage's expertise, technology and award-winning process. Our enterprise partnerships include financial institutions and well-known consumer-focused companies that value our award-winning client experience and offer their clients mortgage solutions through our trusted brand. These organizations connect their clients directly to us through marketing channels and referrals.

We measure the performance of the segments primarily on a contribution margin basis. Contribution margin is intended to measure the direct profitability of each segment and is calculated as Adjusted Revenue less directly attributable expenses. Adjusted Revenue is a non-GAAP financial measure described above. Directly attributable expenses include Salaries, commissions and team member benefits, General and administrative expenses, Marketing and advertising expenses and Other expenses, such as mortgage servicing related expenses and expenses generated from Rocket Close (title and settlement services). For segments, we measure gain on sale margin of sold loans and refer to this metric as ‘sold loan gain on sale margin.’ A loan is considered sold when it is sold to investors on the secondary market. Sold loan gain on sale margin reflects the gain on sale revenue of loans sold into the secondary market divided by the sold loan volume for the period. By contrast, ‘gain on sale margin’, which we reference outside of the segment discussion, measures the gain on sale revenue, net divided by net rate lock volume for the period. See below for our overview and discussion of segment results for the years ended December 31, 2024, 2023 and 2022. For additional discussion, see Note 16, Segments of the consolidated financial statements of this Form 10-K.

Direct to Consumer Results

	Year Ended December 31,
($ in thousands)	2024	2023	2022
Sold Loan Volume	$52,615,583	$43,598,231	$84,142,087
Sold Loan Gain on Sale Margin	4.14%	3.86%	4.14%
Revenue
Gain on sale of loans, net	$2,362,879	$1,660,038	$2,573,970
Interest income	223,826	182,097	222,621
Interest expense on funding facilities	(170,844)	(114,447)	(106,561)
Service fee income	1,456,348	1,396,639	1,455,121
Changes in fair value of MSRs	(578,681)	(700,982)	185,036
Other income	599,019	565,882	449,813
Total revenue, net	$3,892,547	$2,989,227	$4,780,000
Change in fair value of MSRs due to valuation assumptions (net of hedges)	(199,188)	(29,007)	(1,210,947)
Adjusted revenue	$3,693,359	$2,960,220	$3,569,053
Salaries, commissions and team member benefits	1,065,202	1,014,178	1,310,069
General and administrative expenses	279,141	189,294	208,867
Marketing and advertising expenses	653,132	601,841	808,822
Other expenses	145,573	118,960	190,092
Less: Directly attributable expenses	2,143,048	1,924,273	2,517,850
Contribution margin	$1,550,311	$1,035,947	$1,051,203

Year ending December 31, 2024 summary

Direct to Consumer Adjusted revenue was $3.7 billion, an increase of $733.1 million, or 25%, compared to $3.0 billion in 2023, primarily driven by Gain on sale of loans, net. Gain on sale of loans, net increased $702.8 million, or 42%, driven by an increase in net rate lock volume and gain on sale margin from higher mortgage demand in 2024.

Direct to Consumer Directly attributable expenses was $2.1 billion, an increase of $218.8 million, or 11%, compared to $1.9 billion in 2023, driven by an increase in variable compensation and other variable costs associated with higher origination volume, as well as increased third-party credit report costs per unit.

Direct to Consumer Contribution margin was $1.6 billion, an increase of $514.4 million, or 50%, compared to $1.0 billion in 2023. The increase in Contribution margin was driven primarily by an increase in Gain on sale of loans, net, partially offset by higher Directly attributable expenses, as described above.

Partner Network Results

	Year Ended December 31,
($ in thousands)	2024	2023	2022
Sold Loan Volume	$45,093,626	$34,892,877	$60,498,569
Sold Loan Gain on Sale Margin	1.47%	1.05%	1.05%
Revenue
Gain on sale of loans, net	605,373	371,392	540,234
Interest income	189,333	145,351	125,034
Interest expense on funding facilities	(144,749)	(91,793)	(59,818)
Other income	19,871	13,902	33,163
Total revenue, net	$669,828	$438,852	$638,613
Change in fair value of MSRs due to valuation assumptions (net of hedges)	—	—	—
Adjusted revenue	$669,828	$438,852	$638,613
Salaries, commissions and team member benefits	196,831	200,958	276,756
General and administrative expenses	25,278	21,477	40,923
Marketing and advertising expenses	9,327	10,309	33,449
Other expenses	8,880	7,658	11,189
Less: Directly attributable expenses	240,316	240,402	362,317
Total Contribution margin	$429,512	$198,450	$276,296

Year ending December 31, 2024 summary

Partner Network Adjusted revenue was $669.8 million, an increase of $231.0 million, or 53%, as compared to $438.9 million in 2023, primarily driven by Gain on sale of loans, net. Gain on sale of loans, net increased $234.0 million, or 63%, driven by an increase in net rate lock volume and gain on sale margin from higher mortgage demand in 2024.

Partner Network Directly attributable expenses was $240.3 million, flat compared to 2023. Directly attributable expenses in the 2024 compared to 2023 benefited from less compensation expense due to fewer team members directly attributable to the segment, but was offset by variable costs associated with higher origination volume and increased third-party credit report costs per unit.

Partner Network Contribution margin was $429.5 million, an increase of $231.1 million, or 116%, compared to $198.5 million in 2023. The increase in Contribution margin was driven by an increase in Gain on sales of loans, net, as described above.

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

As discussed in Note 6, Borrowings, of the notes to the consolidated financial statements included in this Form 10-K, as of December 31, 2024, we had 17 different funding facilities and financing facilities in different amounts and with various maturities together with the Senior Notes. At December 31, 2024, the aggregate available amount under our facilities was $24.5 billion, with combined outstanding balances of $6.8 billion and unutilized capacity of $17.7 billion.

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

The amount owed and outstanding on our funding facilities fluctuates significantly based on our origination volume, the amount of time it takes us to sell the loans we originate and the amount of loans being self-funded with cash. We may from time to time use surplus cash to “buy-down” the effective interest rate of certain funding facilities or to self-fund a portion of our loan originations. Buy-down funds are included in Cash and cash equivalents on the Consolidated Balance Sheets. We have the ability to withdraw these funds at any time, unless a margin call has been made or a default has occurred under the relevant facilities. We will also deploy cash to self-fund loan originations, a portion of which can be transferred to a funding facility or the early buy out line, provided that such loans meet the eligibility criteria to be placed on such lines.

We remain in a strong liquidity position, with total liquidity of $8.2 billion as of December 31, 2024, which includes $1.3 billion of cash and cash equivalents and $1.6 billion of corporate cash used to self-fund loan originations, a portion of which could be transferred to funding facilities (warehouse lines) at our discretion, $3.3 billion of undrawn lines of credit from financing facilities and $2.0 billion of undrawn MSR lines. Margin cash held on behalf of counterparties is recorded in Cash and cash equivalents and the related liability is classified in Other liabilities in the Consolidated Balance Sheets. Margin cash pledged to counterparties is excluded from Cash and cash equivalents and instead recorded in Other assets, as a receivable, in the Consolidated Balance Sheets. We believe that our available cash, as well as the sources of liquidity described above, provide adequate resources to fund our anticipated ongoing operational and capital needs.

Our funding facilities, early buy out facilities, MSRs facilities and unsecured lines of credit also generally require us to comply with certain operating and financial covenants and the availability of funds under these facilities is subject to, among other conditions, our continued compliance with these covenants. These financial covenants include, but are not limited to, maintaining (1) a certain minimum tangible net worth, (2) minimum liquidity, (3) a maximum ratio of total liabilities or total debt to tangible net worth and (4) pre-tax net income requirements. A breach of these covenants can result in an event of default under these facilities and as such allows the lenders to pursue certain remedies. In addition, each of these facilities, as well as our unsecured lines of credit, includes cross default or cross acceleration provisions that could result in all facilities terminating if an event of default or acceleration of maturity occurs, under any facility. We were in compliance with all covenants as of December 31, 2024 and 2023.

December 31, 2024 compared to December 31, 2023

Cash Flows

Our cash and cash equivalents and restricted cash were $1.3 billion at December 31, 2024, an increase of $0.2 billion, or 13%, compared to $1.1 billion at December 31, 2023. The increase was primarily driven by less corporate cash used to self-fund loan originations, partially offset by the increase in MSR purchases during the period.

Equity

Equity was $9.0 billion as of December 31, 2024, an increase of $0.7 billion, or 9%, as compared to $8.3 billion as of December 31, 2023. The increase was primarily a result of a net income of $635.8 million, as well as an increase in share-based compensation of $140.5 million.

Contractual Obligations, Commercial Commitments and Other Contingencies
Our material expected cash requirements also include the following contractual commitments:

Repurchase and indemnification obligations

In the ordinary course of business, we are exposed to liability under representations and warranties made to purchasers of mortgage loans. Under certain circumstances, we may be required to repurchase mortgage loans, or indemnify the purchaser of such loans for losses incurred, if there has been a breach of representations or warranties, or if the borrower defaults on the loan payments within a contractually defined period (early payment default). Additionally, in certain instances we are contractually obligated to refund to the purchaser certain premiums paid to us on the sale if the mortgagor prepays the loan within a specified period of time, specified in our loan sale agreements. See Note 14, Commitments, Contingencies and Guarantees of the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Purchase commitments

Future purchase commitments include various non-cancelable agreements primarily related to our apps and websites, cloud computing services and certain marketing arrangements. As of December 31, 2024, future purchase commitments primarily span a four year period, from 2025 through 2028, and aggregate to $486.9 million in total.

Interest rate lock commitments, loan sale and forward commitments
In the normal course of business, we are party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit to borrowers at either fixed or floating interest rates. IRLCs are commitment agreements to lend to a client at a specified interest rate within a specified period of time as long as there is no violation of conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses which may require payment of a fee. As many of the commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. In addition, we have contracts to sell mortgage loans into the secondary market at specified future dates (commitments to sell loans) and forward commitments to sell MBS at specified future dates and interest rates.

Following is a summary of the notional amounts of commitments:

	December 31,
($ in thousands)	2024	2023
Interest rate lock commitments—fixed rate	$6,562,026	$6,317,330
Interest rate lock commitments—variable rate	$393,175	$258,045
Commitments to sell mortgage loans	$1,120	$—
Forward commitments to sell mortgage-backed securities	$12,091,939	$9,275,041
Forward commitments to purchase mortgage-backed securities	$735,000	$375,000
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

Interest rate risk

We are subject to interest rate risk which may impact our origination volume and associated revenue, MSR valuations, IRLCs and mortgage loans held for sale valuations, and the net interest margin derived from our funding facilities. For example, the fair value of MSRs are driven primarily by interest rates, which impact the likelihood of loan prepayments and refinancing. In periods of rising interest rates, the fair value of the MSRs generally increases as prepayments decrease, and therefore the estimated life of the MSRs and related expected cash flows increase. In a declining interest rate environment, the fair value of MSRs generally decreases as prepayments increase and therefore the estimated life of the MSRs and related cash flows decrease. Because origination volumes tend to increase in declining interest rate environments and decrease in increasing rate environments, we believe that retained servicing provides a natural hedge to our origination business through the natural counter-cyclicality of servicing and mortgaging originations. We actively manage our MSR portfolio and from time to time identify assets for sale that do not meet our MSR strategy. We use forward loan purchase commitments to economically hedge the risk of potential changes in the value of MSR assets that have been identified for sale and mitigate interest rate risk for this portion of the MSR portfolio.

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

Credit risk
We are subject to credit risk, which is the risk of default that results from a borrower’s inability or unwillingness to make contractually required mortgage payments. Generally, all loans sold into the secondary market are sold without recourse. For such loans, our credit risk is limited to repurchase obligations due to fraud or origination defects. For loans that were repurchased or not sold in the secondary market, we are subject to credit risk to the extent a borrower defaults and the proceeds upon ultimate foreclosure and liquidation of the property are insufficient to cover the amount of the mortgage plus expenses incurred. We believe that this risk is mitigated through the implementation of stringent underwriting standards, strong fraud detection tools, and technology designed to comply with applicable laws and our standards. In addition, we believe that this risk is mitigated through the quality of our loan portfolio. For the year ended December 31, 2024, our clients’ weighted average credit score was 737 and their approximate average loan size was $277,000 with a weighted average loan-to-value ratio of approximately 73.2%.

Counterparty risk
We are subject to risk that arises from our financing facilities and interest rate risk hedging activities. These financing and risk hedging activities generally involve an exchange of obligations with unaffiliated banks or companies, referred to in such transactions as “counterparties.” If a financing or risk hedging counterparty were to default, we could potentially be exposed to financial loss if such counterparty were unable to meet its obligations to us. We manage this risk by selecting only counterparties that we believe to be financially strong, spreading the risk among many such counterparties and entering into netting agreements with the counterparties as appropriate.

In accordance with Treasury Market Practices Group’s recommendation, we execute Securities Industry and Financial Markets Association Master Securities Forward Trading Agreements with all material trading partners. Each such agreement provides for an exchange of margin money should either party’s exposure exceed a predetermined contractual limit. Such margin requirements limit our overall counterparty exposure. To the extent that we have a master netting agreement in place with a counterparty, such master netting agreement contains a legal right to offset amounts due to and from the same counterparty, further mitigating counterparty exposure. Derivative assets in the Consolidated Balance Sheets represent derivative contracts in a gain position net of loss positions with the same counterparty and, therefore, also represent our maximum counterparty credit risk. We incurred no losses due to nonperformance by any of our counterparties during the years ended December 31, 2024 and 2023.

Also, in the case of our financing facilities, we are subject to risk if the counterparty chooses not to, or is unable to, renew a borrowing agreement and we are unable to obtain financing to originate mortgage loans. With our financing facilities, we seek to mitigate this risk by ensuring that we have sufficient borrowing capacity with a variety of well-established counterparties to meet our funding needs.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We have identified certain accounting policies as being critical because they require us to make difficult, subjective or complex judgments about matters that are uncertain. We believe that the judgment, estimates and assumptions used in the preparation of our consolidated financial statements are appropriate given the factual circumstances at the time. However, actual results could differ and the use of other assumptions or estimates could result in material differences in our results of operations or financial condition. Our critical accounting policies and estimates are discussed below and relate to fair value measurements, particularly those determined to be Level 2 and Level 3 as discussed in Note 2, Fair Value Measurements, of the consolidated financial statements included elsewhere in this Form 10-K.

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

The fair value of loans held for sale that trade in active secondary markets is estimated using Level 2 measurements derived from observable market data, including: (i) securities backed by similar mortgage loans adjusted for certain factors to approximate the fair value of a whole mortgage loan, including the value attributable to mortgage servicing and credit risk, and (ii) recent observable market trades from similar loans, adjusted for credit risk and other individual loan characteristics. Loans held for sale for which there is little to no observable trading activity of similar instruments are valued using Level 3 measurements based upon internal models using assumptions at the measurement date that a market participant would use. Changes in fair value of mortgage loans held for sale are included in Gain on sale of loans, net in the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss).

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

Subsequent changes in fair value of MSRs due to the collection and realization of cash flows and changes in model inputs and assumptions are recognized in current period earnings and included as a separate line item in the consolidated statements of income and comprehensive income. Fair value is determined using a valuation model that calculates the present value of estimated future net servicing fee income. The model uses estimates of prepayment speeds, discount rate, cost to service, escrow account earnings, contractual servicing fee income, among others. These estimates are supported by market and economic data collected from various outside sources. On a quarterly basis we obtain an independent third-party valuation to corroborate the value estimated by our internal model. All of our MSRs are classified as Level 3 assets.

Changes in economic and other relevant conditions could cause our assumptions, including prepayment speeds, to be different than our estimates. The key assumptions used to estimate the fair value of MSRs are prepayment speeds and the discount rate. Increases in prepayment speeds generally have an adverse effect on the value of MSRs as the underlying loans prepay faster, which causes accelerated MSR amortization. Increases in the discount rate result in a lower MSR value and decreases in the discount rate result in a higher MSR value. See Note 3, Mortgage Servicing Rights of the consolidated financial statements for an illustration of the hypothetical effect on the fair value of the MSRs using various unfavorable variations of the discount rate and prepayment speeds used in valuing MSRs.

Derivative financial instruments

We enter into IRLCs, forward commitments to sell and purchase mortgage loans, which are considered derivative financial instruments. Our derivative financial instruments are accounted for as free-standing derivatives and are included in the Consolidated Balance Sheets at fair value. Changes in the fair value of the IRLCs are recognized in Gain on sale of loans, net and Salaries, commissions and team member benefits expense in the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss). The cash flows related to forward commitments to sell and purchase mortgage loans are included within the Gain on sale of loans excluding fair value of MSRs, net and the Change in fair value of MSRs, net in the Consolidated Statement of Cash Flows.

Commitments to fund residential mortgage loans with our potential borrowers are commitment agreements to lend funds to these potential borrowers at a specified interest rate within a specified period of time. The fair value of IRLCs is derived from the fair value of similar mortgage loans or bonds, which is based on observable market data. Changes to the fair value of IRLCs are recognized based on changes in interest rates, changes in the probability that the commitment will be exercised (pull through factor) and the passage of time. The expected net future cash flows related to the associated servicing of the loan are included in the fair value measurement of IRLCs. Given the unobservable nature of the pull through factor, IRLCs are classified as Level 3.

Outstanding IRLCs and mortgage loans held for sale not yet committed to trade expose us to the risk that the price of the mortgage loans held and mortgage loans underlying the commitments might decline due to increases in mortgage interest rates during the life of the commitment. To protect against this risk, we use forward loan sale commitments to economically hedge the risk of potential changes in the value of the loans. MSR assets (including the MSR value associated with outstanding IRLCs) that we intend to sell expose us to the risk that the price of MSRs might decline due to decreases in mortgage interest rates prior to the sale of these assets. To protect against this risk, we use forward loan purchase commitments to economically hedge the risk of potential changes in the value of the MSR assets that have been identified for sale. We expect that the changes in fair value of the forward commitments will either substantially or partially offset the changes in fair value of the IRLCs, uncommitted mortgage loans held for sale and MSR assets that we intend to sell. Our forward commitments are valued based on quoted prices for similar assets in an active market with inputs that are observable and are classified as Level 2 assets and liabilities.

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

Income taxes

Our income tax expense, deferred tax assets and liabilities and reserves for unrecognized tax benefits reflect management’s best assessment of estimated current and future taxes to be paid. We are subject to income taxes predominantly in the United States and Canada. These tax laws are often complex and may be subject to different interpretations.

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

Our interpretations of tax laws are subject to review and examination by various taxing authorities and jurisdictions where the Company operates and disputes may occur regarding its view on a tax position. These disputes over interpretations with the various tax authorities may be settled by audit, administrative appeals or adjudication in the court systems of the tax jurisdictions in which the Company operates. We regularly review whether we may be assessed additional income taxes as a result of the resolution of these matters and the Company records additional reserves as appropriate. In addition, the Company may revise its estimate of income taxes due to changes in income tax laws, legal interpretations and business strategies. We recognize the financial statement effects of uncertain income tax positions when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. We record interest and penalties related to uncertain income tax positions in income tax expense.

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and Supplementary Data:
Report of Independent Registered Public Accounting Firm, Ernst & Young LLP, Detroit, MI, PCAOB ID: 42	76
Consolidated Balance Sheets as of December 31, 2024 and December 31, 2023	78
Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the Years Ended December 31, 2024, December 31, 2023 and December 31, 2022	79
Consolidated Statements of Changes in Equity for the Years Ended December 31, 2024, December 31, 2023 and December 31, 2022	80
Consolidated Statements of Cash Flows for the Years Ended December 31, 2024, December 31, 2023 and December 31, 2022	82
Notes to Consolidated Financial Statements	83

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Rocket Companies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rocket Companies Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income (loss) and comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 3, 2025 expressed an unqualified opinion thereon.

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

Mortgage Servicing Rights
Description of the Matter
The estimated fair value of the Company’s mortgage servicing rights (MSRs) totaled $7.6 billion as of December 31, 2024. As described in Notes 1, 2, and 3 to the consolidated financial statements, the Company records MSRs at fair value on a recurring basis with changes in fair value recognized in the consolidated statements of income (loss) and comprehensive income (loss). Management estimates the fair value of MSRs using a valuation model that calculates the present value of estimated future net servicing fee income. The Company’s valuation model incorporates significant unobservable assumptions, specifically the discount rate and prepayment speed, and as a result, the Company classifies MSRs as a Level 3 asset within the fair value hierarchy.

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

Detroit, Michigan

March 3, 2025

FINANCIAL INFORMATION
Rocket Companies, Inc.
Consolidated Balance Sheets
($ In Thousands, Except Per Share Amounts)

	December 31, 2024	December 31, 2023
Assets
Cash and cash equivalents	$1,272,853	$1,108,466
Restricted cash	16,468	28,366
Mortgage loans held for sale, at fair value	9,020,176	6,542,232
Interest rate lock commitments (“IRLCs”), at fair value	103,101	132,870
Mortgage servicing rights (“MSRs”), at fair value	7,633,371	6,439,787
Notes receivable and due from affiliates	14,245	19,530
Property and equipment, net	213,848	250,856
Deferred tax asset, net	521,824	550,149
Lease right of use assets	281,770	347,696
Forward commitments, at fair value	89,332	26,614
Loans subject to repurchase right from Ginnie Mae	2,785,146	1,533,387
Goodwill and intangible assets, net	1,227,517	1,236,765
Other assets	1,330,412	1,015,022
Total assets	$24,510,063	$19,231,740
Liabilities and equity
Liabilities:
Funding facilities	$6,708,186	$3,367,383
Other financing facilities and debt:
Senior Notes, net	4,038,926	4,033,448
Early buy out facility	92,949	203,208
Accounts payable	181,713	171,350
Lease liabilities	319,296	393,882
Forward commitments, at fair value	11,209	142,988
Investor reserves	99,998	92,389
Notes payable and due to affiliates	31,280	31,006
Tax receivable agreement liability	581,183	584,695
Loans subject to repurchase right from Ginnie Mae	2,785,146	1,533,387
Other liabilities	616,797	376,294
Total liabilities	$15,466,683	$10,930,030
Equity:
Class A common stock, $0.00001 par value - 10,000,000,000 shares authorized, 146,028,193 and 135,814,173 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively.	$1	$1
Class B common stock, $0.00001 par value - 6,000,000,000 shares authorized, none issued and outstanding as of December 31, 2024 and December 31, 2023.	—	—
Class C common stock, $0.00001 par value - 6,000,000,000 shares authorized, none issued and outstanding as of December 31, 2024 and December 31, 2023.	—	—
Class D common stock, $0.00001 par value - 6,000,000,000 shares authorized, 1,848,879,483 shares issued and outstanding as of December 31, 2024 and December 31, 2023.	19	19
Additional paid-in capital	389,695	340,532
Retained earnings	312,834	284,296
Accumulated other comprehensive income (loss)	(48)	52
Non-controlling interest	8,340,879	7,676,810
Total equity	9,043,380	8,301,710
Total liabilities and equity	$24,510,063	$19,231,740
See accompanying Notes to the Consolidated Financial Statements.

Rocket Companies, Inc.
Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)
($ In Thousands, Except Per Share Amounts)

	Years Ended December 31,
	2024	2023	2022
Revenue
Gain on sale of loans:
Gain on sale of loans excluding fair value of MSRs, net	$1,682,697	$973,960	$1,166,770
Fair value of originated MSRs	1,330,216	1,092,332	1,970,647
Gain on sale of loans, net	3,012,913	2,066,292	3,137,417
Loan servicing income:
Servicing fee income	1,462,173	1,401,780	1,458,637
Change in fair value of MSRs	(578,681)	(700,982)	185,036
Loan servicing income, net	883,492	700,798	1,643,673
Interest income:
Interest income	413,159	327,448	350,591
Interest expense on funding facilities	(315,593)	(206,588)	(166,388)
Interest income, net	97,566	120,860	184,203
Other income	1,106,827	911,319	873,200
Total revenue, net	5,100,798	3,799,269	5,838,493
Expenses
Salaries, commissions and team member benefits	2,261,245	2,257,291	2,797,868
General and administrative expenses	893,154	802,865	906,195
Marketing and advertising expenses	824,042	736,676	945,694
Depreciation and amortization	112,917	110,271	94,020
Interest and amortization expense on non-funding debt	153,637	153,386	153,596
Other expenses	187,751	141,677	199,209
Total expenses	4,432,746	4,202,166	5,096,582
Income (loss) before income taxes	668,052	(402,897)	741,911
(Provision for) benefit from income taxes	(32,224)	12,817	(41,978)
Net income (loss)	635,828	(390,080)	699,933
Net (income) loss attributable to non-controlling interest	(606,458)	374,566	(653,512)
Net income (loss) attributable to Rocket Companies	$29,370	$(15,514)	$46,421

Earnings (loss) per share of Class A common stock
Basic	$0.21	$(0.12)	$0.39
Diluted	$0.21	$(0.15)	$0.28

Weighted average shares outstanding
Basic	141,037,083	128,641,762	120,577,548
Diluted	141,037,083	1,980,523,690	1,971,620,573

Comprehensive income (loss)
Net income (loss)	$635,828	$(390,080)	$699,933
Cumulative translation adjustment	(1,364)	(191)	(950)
Unrealized gain on investment securities	—	—	516
Comprehensive income (loss)	634,464	(390,271)	699,499
Comprehensive (income) loss attributable to non-controlling interest	(605,193)	374,744	(653,101)
Comprehensive income (loss) attributable to Rocket Companies	$29,271	$(15,527)	$46,398
See accompanying Notes to the Consolidated Financial Statements.

Rocket Companies, Inc.
Consolidated Statements of Changes in Equity
($ In Thousands)

	Class A Common Stock Shares	Class A Common Stock Amount	Class D Common Stock Shares	Class D Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Non-controlling Interest	Total Equity
Balance, December 31, 2021	126,437,703	$1	1,848,879,483	$19	$287,558	$378,005	$81	$9,093,868	$9,759,532
Net income	—	—	—	—	—	46,421	—	653,512	699,933
Cumulative translation adjustment	—	—	—	—	—	—	(48)	(902)	(950)
Unrealized gain on investment securities	—	—	—	—	—	—	25	491	516
Share-based compensation, net	10,142,678	—	—	—	13,643	—	—	196,841	210,484
Distributions for state taxes on behalf of unit holders (members), net of refunds	—	—	—	—	—	(373)	—	(30,405)	(30,778)
Distributions to unit holders (members) from subsidiary investment, net	—	—	—	—	717	—	—	(1,831,854)	(1,831,137)
Special Dividend to Class A Shareholders, net of forfeitures	—	—	—	—	—	(123,659)	—	(30,376)	(154,035)
Taxes withheld on team members' restricted share award vesting	—	—	—	—	(2,529)	—	—	(41,219)	(43,748)
Issuance of Class A common stock under share-based compensation plans	4,609,697	—	—	—	2,722	—	—	40,752	43,474
Repurchase of Class A common Shares	(17,698,472)	—	—	—	(177,700)	—	—	—	(177,700)
Change in controlling interest of investment, net	—	—	—	—	151,810	—	11	(151,863)	(42)
Balance, December 31, 2022	123,491,606	$1	1,848,879,483	$19	$276,221	$300,394	$69	$7,898,845	$8,475,549
Net loss	—	—	—	—	—	(15,514)	—	(374,566)	(390,080)
Cumulative translation adjustment	—	—	—	—	—	—	(13)	(178)	(191)
Share-based compensation, net	9,036,125	—	—	—	11,424	—	—	164,741	176,165
Distributions for state taxes on behalf of unit holders (members), net of refunds	—	—	—	—	—	(50)	—	2,514	2,464
Contributions from unit holders (members) to subsidiary investment, net	—	—	—	—	—	—	—	61,351	61,351
Forfeitures of Special Dividend to Class A Shareholders	—	—	—	—	—	154	—	2,240	2,394
Taxes withheld on team members' restricted share award vesting	—	—	—	—	(3,148)	—	—	(44,403)	(47,551)
Issuance of Class A common stock under share-based compensation plans	3,286,442	—	—	—	1,881	—	—	27,268	29,149
Change in controlling interest of investment, net	—	—	—	—	54,154	(688)	(4)	(61,002)	(7,540)
Balance, December 31, 2023	135,814,173	$1	1,848,879,483	$19	$340,532	$284,296	$52	$7,676,810	$8,301,710

Rocket Companies, Inc.
Consolidated Statements of Changes in Equity
($ In Thousands)

	Class A Common Stock Shares	Class A Common Stock Amount	Class D Common Stock Shares	Class D Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Non-controlling Interest	Total Equity
Balance, December 31, 2023	135,814,173	$1	1,848,879,483	$19	$340,532	$284,296	$52	$7,676,810	$8,301,710
Net income	—	—	—	—	—	29,370	—	606,458	635,828
Cumulative translation adjustment	—	—	—	—	—	—	(99)	(1,265)	(1,364)
Share-based compensation, net	7,175,159	—	—	—	9,978	—	—	130,473	140,451
Distributions for state taxes on behalf of unit holders (members)	—	—	—	—	—	(20)	—	187	167
Distributions to unit holders (members) from subsidiary investment, net	—	—	—	—	—	(838)	—	(13,015)	(13,853)
Forfeitures of Special Dividend to Class A Shareholders	—	—	—	—	—	26	—	345	371
Issuance of Class A common stock upon exercise of stock options	814,371	—	—	—	1,053	—	—	13,617	14,670
Taxes withheld on team members' restricted share award vesting	—	—	—	—	(4,636)	—	—	(60,059)	(64,695)
Issuance of Class A common stock under share-based compensation plans	2,224,490	—	—	—	2,185	—	—	28,766	30,951
Change in controlling interest of investment, net	—	—	—	—	40,583	—	(1)	(41,438)	(856)
Balance, December 31, 2024	146,028,193	$1	1,848,879,483	$19	$389,695	$312,834	$(48)	$8,340,879	$9,043,380

See accompanying Notes to the Consolidated Financial Statements.

Rocket Companies, Inc.
Consolidated Statements of Cash Flows
($ In Thousands)

	Year Ended December 31,
	2024	2023	2022
Operating activities
Net income (loss)	$635,828	$(390,080)	$699,933
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	112,917	110,271	94,020
Provision for (benefit from) deferred income taxes	29,352	(17,781)	36,174
Origination of MSRs	(1,330,216)	(1,092,332)	(1,970,647)
Change in fair value of MSRs, net	584,387	678,672	(259,647)
Gain on sale of loans excluding fair value of MSRs, net	(1,682,697)	(973,960)	(1,166,770)
Disbursements of mortgage loans held for sale	(100,480,868)	(78,280,730)	(134,326,580)
Proceeds from sale of loans held for sale	99,491,927	80,232,343	147,980,499
Disbursements of non-mortgage loans held for sale	(280,655)	(168,573)	—
Change in fair value of non-mortgage loans held for sale	12,136	5,555	—
Share-based compensation expense	145,483	180,134	216,001
Change in assets and liabilities:
Due from affiliates	5,285	(8,734)	(1,043)
Other assets	14,012	(62,804)	22,758
Accounts payable	10,363	55,018	(155,213)
Due to affiliates	2,024	(2,641)	(907)
Other liabilities	101,483	(154,029)	(345,083)
Total adjustments	$(3,265,067)	$500,409	$10,123,562
Net cash (used in) provided by operating activities	$(2,629,239)	$110,329	$10,823,495
Investing activities
Proceeds from sale of MSRs	$297,884	$1,011,897	$671,917
Net purchase of MSRs	(737,603)	(101,218)	(14,640)
Decrease in mortgage loans held for investment	11,755	9,803	12,534
Purchases of investment securities, available for sale	—	(5,472)	—
Sales of investment securities, available for sale	—	6,479	—
Net decrease in investment securities, held to maturity	—	—	2,055
Purchase and other additions of property and equipment, net of disposals	(67,509)	(60,336)	(93,124)
Net cash (used in) provided by investing activities	$(495,473)	$861,153	$578,742
Financing activities
Net borrowings (payments) on funding facilities	$3,340,803	$(181,316)	$(9,202,893)
Net payments on lines of credit	—	—	(75,000)
Net payments on early buy out facility	(110,259)	(469,674)	(1,223,902)
Net (payments) borrowings on notes payable from unconsolidated affiliates	(1,750)	184	720
Proceeds from consolidated CFE, net	92,650	—	—
Stock issuance	40,603	24,878	37,760
Share repurchase	—	—	(177,700)
Taxes withheld on employees' restricted share award vesting	(64,695)	(47,551)	(43,748)
Increase in controlling interest in subsidiaries	—	(2,630)	—
(Distributions to) contributions from other unit holders (members) and Class A shareholders	(18,787)	52,551	(2,139,023)
Net cash provided by (used in) financing activities	$3,278,565	$(623,558)	$(12,823,786)
Effects of exchange rate changes on cash and cash equivalents	(1,364)	(191)	(949)
Net increase (decrease) in cash and cash equivalents and restricted cash	152,489	347,733	(1,422,498)
Cash and cash equivalents and restricted cash, beginning of period	1,136,832	789,099	2,211,597
Cash and cash equivalents and restricted cash, end of period	$1,289,321	$1,136,832	$789,099
Non-cash activities
Loans transferred to other real estate owned	$3,476	$2,357	$1,312
Supplemental disclosures
Cash paid for interest on related party borrowings	$1,725	$1,853	$6,408
Cash paid for interest, net	$479,344	$378,927	$321,176
Cash paid (received) for income taxes, net	$5,657	$(856)	$12,544

See accompanying Notes to the Consolidated Financial Statements

Rocket Companies, Inc.
Notes to Consolidated Financial Statements
($ In Thousands, Except Per Share Amounts Or Unless Otherwise Noted)

1. Business, Basis of Presentation and Accounting Policies

Rocket Companies, Inc. (together with its consolidated subsidiaries, is referred to throughout this report as the "Company", “Rocket Companies”, “we”, “us” and “our”) was incorporated in Delaware on February 26, 2020 as a wholly owned subsidiary of Rock Holdings Inc. (“RHI”) for the purpose of facilitating an initial public offering (“IPO”) of its Class A common stock, $0.00001 par value (the “Class A common stock”) and other related transactions in order to carry on the business of Rocket, LLC (“Holdings”) and its wholly owned subsidiaries.

We are a Detroit‑based fintech company including mortgage, real estate and personal finance businesses. We are committed to delivering industry-best client experiences through our AI-fueled homeownership strategy. Our full suite of products empowers our clients across financial wellness, personal loans, home search, mortgage finance, title and closing. We believe our widely recognized “Rocket” brand is synonymous with simple, fast and trusted digital experiences. Through these businesses, we seek to deliver innovative client solutions leveraging our Rocket platform. Our business operations are organized into the following two segments: (1) Direct to Consumer and (2) Partner Network, refer to Note 16, Segments.

Rocket Companies, Inc. is a holding company. Its primary material asset is the equity interest in Holdings which, including through its direct and indirect subsidiaries, conducts the Company's operations. Holdings is a Michigan limited liability company and wholly owns the following entities, with each entity's subsidiaries identified in parentheses: Rocket Mortgage, LLC, Amrock Holdings, LLC, Rocket Title Insurance Company (“RTIC”), LMB HoldCo LLC (“Core Digital Media”), RCRA Holdings LLC (Rock Connections LLC dba “Rocket Connections”), Rocket Homes Real Estate LLC (“Rocket Homes”), RockLoans Holdings LLC (“Rocket Loans”), Rocket Money, Inc. (“Rocket Money”), Rocket Worldwide Holdings, Inc. (EFB Holdings Inc. (“Rocket Mortgage Canada”) and Lendesk Canada Holdings Inc. (“Lendesk Technologies”)), Woodward Capital Management LLC and Rocket Card, LLC. As used herein, “Rocket Mortgage” refers to either the Rocket Mortgage brand or platform, or the Rocket Mortgage business, as the context allows.

Effective February 10, 2025, Amrock, LLC amended its name to Rocket Close, LLC.

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

For further details on the Company's other consolidated VIE, refer below to Consolidation of Collateralized Financing Entity.

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

Management Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management is not aware of any factors that would significantly change its estimates and assumptions as of December 31, 2024. Actual results may differ from these estimates.

Subsequent Events

In preparing these consolidated financial statements, the Company evaluated events and transactions for potential recognition or disclosure through the date the accompanying consolidated financial statements were issued. Refer to Note 6, Borrowings and Note 7, Transactions with Related Parties for disclosure of changes to the Company’s debt agreements and Note 14, Commitments, Contingencies and Guarantees for disclosure of legal updates that occurred subsequent to December 31, 2024.

Special Dividends

On February 24, 2022, our board of directors authorized and declared a cash dividend (the “2022 Special Dividend”) of $1.01 per share to the holders of our Class A common stock. The 2022 Special Dividend was paid on March 22, 2022 to holders of the Class A common stock of record as of the close of business on March 8, 2022. The Company funded the 2022 Special Dividend from cash distributions of approximately $2.0 billion by Rocket, LLC to all of its members, including the Company.

There was no dividend authorized or declared during 2024 or 2023.

Share Repurchase Authorization

On November 10, 2020, our board of directors approved a share repurchase program of up to $1.0 billion of our Common Stock, including both Class A and Class D, which authorized repurchases, from time to time, in privately negotiated transactions or in the open market, in accordance with applicable securities laws (the “Share Repurchase Program”). The Share Repurchase Program was renewed on November 11, 2022 and expired on November 11, 2024. During the Share Repurchase Program period, Rocket Companies repurchased 32.1 million shares at a weighted average price of $12.73. There were no share repurchases during 2024. We returned $409.3 million to shareholders in aggregate under the $1.0 billion Share Repurchase Program. At the time of its expiration, approximately $590.7 million remained available under the Share Repurchase Program.

Revenue Recognition

Gain on sale of loans, net — includes all components related to the origination and sale of mortgage loans, including (1) net gain on sale of loans, which represents the premium we receive in excess of the loan principal amount and certain fees charged by investors upon sale of loans into the secondary market, (2) loan origination fees (credits), points and certain costs, (3) provision for or benefit from investor reserves, (4) the change in fair value of interest rate locks and loans held for sale, (5) the gain or loss on forward commitments hedging loans held for sale and interest rate lock commitments (IRLCs) and (6) the fair value of originated MSRs. An estimate of the Gain on sale of loans, net is recognized at the time an IRLC is issued, net of a pull-through factor. Subsequent changes in the fair value of IRLCs and mortgage loans held for sale are recognized in current period earnings. When the mortgage loan is sold into the secondary market, any difference between the proceeds received and the current fair value of the loan is recognized in current period earnings in Gain on sale of loans, net. Fair value of originated MSRs represents the estimated fair value of MSRs related to loans which we have sold and retained the right to service.

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
($ In Thousands, Except Per Share Amounts Or Unless Otherwise Noted)
Loan servicing income, net — includes income from servicing, sub-servicing and ancillary fees and is recorded to income as earned, which is upon collection of payments from borrowers. This amount also includes the Change in fair value of MSRs, which is the adjustment for the fair value measurement of the MSR asset as of the respective balance sheet date. Refer to Note 3, Mortgage Servicing Rights for information related to the gain/(loss) on changes in the fair value of MSRs.

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

Other income — includes revenues generated from Deposit income related to revenue earned on deposits, including escrow deposits, Rocket Close (title, closing and appraisal fees), Rocket Money (subscription revenue and other service-based fees), Rocket Homes (real estate network referral fees) and Rocket Loans (personal loan interest earned and other income) and Other (additional subsidiary and miscellaneous revenue).

The following significant revenue streams fall within the scope of ASC Topic 606 — Revenue from Contracts with Customers and are disaggregated hereunder. The remaining revenue streams within the scope of ASC 606 are immaterial, both individually and in aggregate.

Rocket Money subscription revenue — The Company recognizes subscription revenue ratably over the contract term beginning on the commencement date of each contract. We have determined that subscriptions represent a stand-ready obligation to perform over the subscription term. These performance obligations are satisfied over time as the customer simultaneously receives and consumes the benefits. Contracts are one month to one year in length. Subscription revenues were $266,938, $178,769 and $118,344 for the years ended December 31, 2024, 2023 and 2022 respectively.

Rocket Close closing fees — The Company recognizes closing fees for non-recurring services provided in connection with the origination of the loan. These fees are recognized at the time of loan closing for purchase transactions or at the end of a client's three-day rescission period for refinance transactions, which represents the point in time the loan closing services performance obligation is satisfied. The consideration received for closing services is a fixed fee per loan that varies by state and loan type. Closing fees were $106,450, $77,901 and $157,853 for the years ended December 31, 2024, 2023 and 2022, respectively.

Rocket Close appraisal revenue — The Company recognizes appraisal revenue when the appraisal service is completed. The Company may choose to deliver appraisal services directly to its client or subcontract such services to a third-party licensed and/or certified appraiser. In instances where the Company performs the appraisal, revenue is recognized as the gross amount of consideration received at a fixed price per appraisal. The Company is an agent in instances where a third-party appraiser is involved in the delivery of appraisal services and revenue is recognized net of third-party appraisal expenses. Appraisal revenue was $35,530, $39,909 and $65,082 for the years ended December 31, 2024, 2023 and 2022, respectively.

Rocket Homes real estate network referral fees — The Company recognizes real estate network referral fee revenue based on arrangements with partner agencies contingent on the closing of a transaction. As this revenue stream is variable and is contingent on the successful transaction close, the revenue is constrained until the occurrence of the transaction. At this point, the constraint on recognizing revenue is deemed to have been lifted and revenue is recognized for the consideration expected to be received. Real estate network referral fees were $53,548, $49,670 and $48,207 for the years ended December 31, 2024, 2023 and 2022, respectively.

Marketing and Advertising Costs

Marketing and advertising costs for direct and non-direct response advertising are expensed as incurred. The costs of brand marketing and advertising are expensed in the period the advertising space or airtime is used.

The Company incurred marketing and advertising costs related to the naming rights for the Rocket Arena, which is paid to a related party. Refer to Note 7. Transactions with Related Parties for further information.

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

Restricted cash as of December 31, 2024, 2023 and 2022 consisted of cash on deposit for a repurchase facility, client application deposits, title premiums collected from the insured that are due to the underwriter, and principal and interest received in collection accounts for purchased assets. In 2022, the Company also had a $25,000 bond, which was redeemed as of December 31, 2023.

	December 31,
	2024	2023	2022
Cash and cash equivalents	$1,272,853	$1,108,466	$722,293
Restricted cash	16,468	28,366	66,806
Total cash, cash equivalents and restricted cash in the statement of cash flows	$1,289,321	$1,136,832	$789,099

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

The Company enters into IRLCs to fund residential mortgage loans with its potential borrowers. These commitments are binding agreements to lend funds to these potential borrowers at specified interest rates within specified periods of time. The fair value of IRLCs is derived from the fair value of similar mortgage loans or bonds, which is based on observable market data. Changes to the fair value of IRLCs are recognized based on changes in interest rates, changes in the probability that the commitment will be exercised and the passage of time. The expected net future cash flows related to the associated servicing of the loan and direct costs to close the loan are included in the fair value measurement of rate locks.

IRLCs and uncommitted mortgage loans held for sale expose the Company to the risk that the value of the mortgage loans held and mortgage loans underlying the commitments may decline due to increases in mortgage interest rates during the life of the commitments. To protect against this risk, the Company uses forward loan sale commitments to economically hedge the risk of potential changes in the value of the loans. These derivative instruments are recorded at fair value. The Company expects that the changes in fair value of these derivative financial instruments will either fully or partially offset the changes in fair value of the IRLCs and uncommitted mortgage loans held for sale. The changes in the fair value of these derivatives are recorded in Gain on sale of loans, net and Salaries, commissions and team member benefits in the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss).

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

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
($ In Thousands, Except Per Share Amounts Or Unless Otherwise Noted)

Forward commitments include To-Be-Announced (“TBA”) mortgage-backed securities that have been aggregated at the counterparty level for presentation and disclosure purposes. Counterparty agreements contain a legal right to offset amounts due to and from the same counterparty under legally enforceable master netting agreements to settle with the same counterparty, on a net basis, as well as the right to obtain cash collateral. Forward commitments also include commitments to sell loans to counterparties and to purchase loans from counterparties at determined prices. The changes in fair value of these derivatives are recorded in gain on sale of loans, net and the change in fair value of MSRs. In addition, the cash flows are included within the Gain on sale of loans excluding fair value of MSRs, net and Change in fair value of MSRs, net in the Consolidated Statements of Cash Flows. Refer to Note 13, Derivative Financial Instruments for further information.

Mortgage Servicing Rights

Mortgage servicing rights are recognized as assets on the Consolidated Balance Sheets when loans are sold and the associated servicing rights are retained. The Company maintains one class of MSR asset and has elected the fair value option. These MSRs are recorded at fair value, which is determined using an internal valuation model that calculates the present value of estimated future net servicing fee income. The model includes estimates of prepayment speeds, discount rate, cost to service, float earnings and contractual servicing fee income, among others. These estimates are supported by market and economic data collected from various outside sources. Refer to Note 3, Mortgage Servicing Rights for further information.

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

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
($ In Thousands, Except Per Share Amounts Or Unless Otherwise Noted)

Loans subject to repurchase right from Ginnie Mae

For certain loans sold to Ginnie Mae, the Company as the servicer has the unilateral right to repurchase any individual loan in a Ginnie Mae securitization pool if that loan meets defined criteria, including being delinquent more than 90 days. Once the Company has the unilateral right to repurchase the delinquent loan, the Company has effectively regained control over the loan and must re-recognize the loan on the Consolidated Balance Sheets and establish a corresponding liability regardless of the Company's intention to repurchase the loan. The asset and corresponding liability are recorded at the unpaid principal balance of the loan, which approximates its fair value.

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

Share-based Compensation

Equity-based awards are issued under the Rocket Companies, Inc. 2020 Omnibus Incentive Plan including restricted stock units, performance stock units and stock options. Share-based compensation expense is recorded as a component of Salaries, commissions and team member benefits. Share-based compensation expense is generally recognized on a straight-line basis over the requisite service period based on the fair value of the award on the date of grant, refer to Note 18, Share-based Compensation for additional information.

Income taxes

Our income tax expense, deferred tax assets and liabilities and reserves for unrecognized tax benefits reflect management’s best assessment of estimated current and future taxes to be paid. We are subject to income taxes predominantly in the United States and Canada. These tax laws are often complex and may be subject to different interpretations.

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

Our interpretations of tax laws are subject to review and examination by various taxing authorities and jurisdictions where the Company operates and disputes may occur regarding its view on a tax position. These disputes over interpretations with the various tax authorities may be settled by audit, administrative appeals or adjudication in the court systems of the tax jurisdictions in which the Company operates. We regularly review whether we may be assessed additional income taxes as a result of the resolution of these matters and the Company records additional reserves as appropriate. In addition, the Company may revise its estimate of income taxes due to changes in income tax laws, legal interpretations and business strategies. We recognize the financial statement effects of uncertain income tax positions when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. We record interest and penalties related to uncertain income tax positions in income tax expense. For additional information regarding our provision for income taxes refer to Note 12, Income Taxes.

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
($ In Thousands, Except Per Share Amounts Or Unless Otherwise Noted)

Tax Receivable Agreement

The Company has a Tax Receivable Agreement with RHI and our Chairman (“LLC Members”) that will obligate the Company to make payments to the LLC Members generally equal to 90% of the applicable cash tax savings that the Company actually realizes or in some cases is deemed to realize as a result of the tax attributes generated by (i) certain increases in our allocable share of the tax basis in Holdings’ assets resulting from (a) the purchases of Holdings Units (along with the corresponding shares of our Class D common stock or Class C common stock) from the LLC Members (or their transferees of Holdings Units or other assignees) using the net proceeds from our initial public offering or in any future offering, (b) exchanges by the LLC Members (or their transferees of Holdings Units or other assignees) of Holdings Units (along with the corresponding shares of our Class D common stock or Class C common stock) for cash or shares of our Class B common stock or Class A common stock, as applicable, or (c) payments under the Tax Receivable Agreement; (ii) tax benefits related to imputed interest deemed arising as a result of payments made under the Tax Receivable Agreement and (iii) disproportionate allocations (if any) of tax benefits to Holdings as a result of section 704(c) of the Code that relate to the reorganization transactions. The Company will retain the benefit of the remaining 10% of these tax savings. For additional information regarding our Tax Receivable Agreement, refer to Note 12, Income Taxes.

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

Management concluded that Rocket Companies, Inc. is Holdings’ primary beneficiary. As the primary beneficiary, Rocket Companies, Inc. consolidates Holdings' financial position and results of operations for financial reporting purposes under the variable interest consolidation model guidance in ASC 810, Consolidation.

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

Rocket Companies, Inc.’s financial position, performance and cash flows effectively represent those of Holdings and its subsidiaries as of and for the period ended December 31, 2024.

Consolidation of the Collateralized Financing Entity

During the year ended December 31, 2024, the Company transferred financial assets to a trust for which the Company holds a variable interest. Management concluded the Company has power to direct activities impacting the trust’s economic performance and has an economic interest in the entity that could result in benefits or losses, therefore is the primary beneficiary of the trust. As the primary beneficiary, the Company consolidates the trust's financial position and results of operations for financial reporting purposes under the variable interest consolidation model guidance in ASC 810, Consolidation. The Company has elected to account for the assets and liabilities of the VIE as a collateralized financing entity (“CFE”). A CFE is a VIE that holds financial assets, issues beneficial interests in those assets and has no more than nominal equity. The related assets are not available for general use by the Company and creditors have no recourse to the Company for the related liabilities.

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
($ In Thousands, Except Per Share Amounts Or Unless Otherwise Noted)
Basic and Diluted Earnings Per Share

The Company applies the two-class method for calculating and presenting earnings per share by separately presenting earnings per share for Class A common stock and Class B common stock. In applying the two-class method, the Company allocates undistributed earnings equally on a per share basis between Class A and Class B common stock. According to the Company’s certificate of incorporation, the holders of the Class A and Class B common stock are entitled to participate in earnings equally on a per-share basis, as if all shares of common stock were of a single class and in dividends as may be declared by the board of directors. Holders of the Class A and Class B common stock also have equal priority in liquidation. Shares of Class C and Class D common stock do not participate in earnings of Rocket Companies, Inc. As a result, the shares of Class C and Class D common stock are not considered participating securities and are not included in the weighted-average shares outstanding for purposes of earnings per share. Restricted stock units and performance stock units awarded as part of the Company’s compensation program, described in Note 18, Share-based Compensation are included in the weighted-average Class A shares outstanding in the calculation of basic earnings per share once the units are fully vested. Refer to Note 19, Earnings Per Share for more information.

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

In November 2023, the FASB issued ASU 2023-07: Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures. The new guidance requires additional disclosures around significant segment expenses and the chief operating decision maker (“CODM”). The guidance is effective for fiscal years beginning after December 15, 2023 and interim periods with fiscal years beginning after December 15, 2024. The Company adopted the update in 2024 on a retrospective basis, resulting in expanded disclosures around the significant segment expenses and the CODM's assessment of performance in Note 16, Segments.

Accounting Standards Issued but Not Yet Adopted

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

In November 2024, the FASB issued ASU 2024-03: Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosure (Subtopic 220-40) – Disaggregation of Income Statement Expenses. The new guidance requires companies to disclose information about specific expenses at each interim and annual reporting period. The guidance is effective for fiscal years beginning after December 15, 2026 and interim periods with fiscal years beginning after December 15, 2027. The Company is in the process of evaluating the requirements of the update, which may result in expanded disclosures upon adoption.

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

The following is a description of measurement techniques for items recorded at fair value on a recurring basis. There were no material items recorded at fair value on a nonrecurring basis as of December 31, 2024 or December 31, 2023.

Mortgage loans held for sale: Loans held for sale that trade in active secondary markets are valued using Level 2 measurements derived from observable market data, including: (i) securities backed by similar mortgage loans, adjusted for certain factors to approximate the fair value of a whole mortgage loan, including the value attributable to mortgage servicing and credit risk, and (ii) recent observable market trades from similar loans, adjusted for credit risk and other individual loan characteristics. Loans held for sale for which there is little to no observable trading activity of similar instruments are valued using Level 3 measurements based upon internal models using assumptions at the measurement date that a market participant would use.

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

Non-mortgage loans held for sale: Non-mortgage loans held for sale are personal loans. The fair value of non-mortgage loans is determined using an internal valuation model that calculates the present value of estimated net future cash flows. Non-mortgage loans are classified as Level 3.

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

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
($ In Thousands, Except Per Share Amounts Or Unless Otherwise Noted)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The table below shows a summary of financial statement items that are measured at estimated fair value on a recurring basis, including assets measured under the fair value option. There were no material transfers of assets or liabilities recorded at fair value on a recurring basis between Levels 1, 2 or 3 during the years ended December 31, 2024 or December 31, 2023.

	Level 1	Level 2	Level 3	Total
Balance at December 31, 2024
Assets:
Mortgage loans held for sale (1)	$—	$8,778,087	$242,089	$9,020,176
IRLCs	—	—	103,101	103,101
MSRs	—	—	7,633,371	7,633,371
Forward commitments	—	89,332	—	89,332
Investment securities (2)	—	40,841	—	40,841
Non-mortgage loans held for sale (2)	—	—	261,702	261,702
Assets of the consolidated CFE (3)	—	—	112,238	112,238
Total assets	$—	$8,908,260	$8,352,501	$17,260,761
Liabilities:
Forward commitments	$—	$11,209	$—	$11,209
Liabilities of the consolidated CFE (3)	—	—	92,650	92,650
Total liabilities	$—	$11,209	$92,650	$103,859

Balance at December 31, 2023
Assets:
Mortgage loans held for sale (1)	$—	$6,103,714	$438,518	$6,542,232
IRLCs	—	—	132,870	132,870
MSRs	—	—	6,439,787	6,439,787
Forward commitments	—	26,614	—	26,614
Investment securities (2)	—	39,518	—	39,518
Non-mortgage loans held for sale (2)	—	—	163,018	163,018
Total assets	$—	$6,169,846	$7,174,193	$13,344,039
Liabilities:
Forward commitments	$—	$142,988	$—	$142,988
Total liabilities	$—	$142,988	$—	$142,988

(1)    As of December 31, 2024 and 2023, $114.5 million and $195.6 million of unpaid principal balance of the level 3 mortgage loans held for sale were 90 days or more delinquent and were considered in non-accrual status. The fair value of these level 3 mortgage loans held for sale was $99.7 million and $166.1 million as of December 31, 2024 and 2023, respectively.

(2)    Included in Other assets on the Consolidated Balance Sheets.

(3)    Asset and Liabilities of the consolidated CFE are included in Other assets and Other liabilities, respectively, on the Consolidated Balance Sheets. These financial instruments transferred into Level 3 during the year ended December 31, 2024.

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
($ In Thousands, Except Per Share Amounts Or Unless Otherwise Noted)
The following tables present the quantitative information about material recurring Level 3 fair value financial instruments and the fair value measurements as of:

	December 31, 2024		December 31, 2023
Unobservable Input	Range	Weighted Average	Range	Weighted Average
Mortgage loans held for sale
Model pricing	69% - 104%	89%	68% - 100%	87%
IRLCs
Pull-through probability	0% - 100%	73%	0% - 100%	72%
MSRs
Discount rate	9.5% - 12.5%	9.9%	9.5% - 12.5%	9.9%
Conditional prepayment rate	6.7% - 21.8%	7.6%	6.6% - 37.0%	7.5%
Non-mortgage loans held for sale
Discount rate	0% - 9.3%	7.6%	8.5% - 9.3%	8.6%
Assets and Liabilities of the consolidated CFE
Discount rate	8.0% - 8.0%	8.0%	N/A	N/A

The table below presents a reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for the years ended December 31, 2024 and 2023. Mortgage servicing rights are also classified as a Level 3 asset measured at fair value on a recurring basis and its reconciliation is found in Note 3, Mortgage Servicing Rights.

	Mortgage Loans Held for Sale	IRLCs	Non-Mortgage Loans Held for Sale	Assets of the consolidated CFE	Liabilities of the consolidated CFE
Balance at December 31, 2023	$438,518	$132,870	$163,018	$—	$—
Transfers in (1)	418,274	—	280,655	128,314	107,456
Transfers out/principal reductions (1)	(605,132)	—	(169,835)	(15,835)	(14,806)
Net transfers and revaluation losses	—	(29,769)	—	—	—
Total losses included in net income (loss) for assets held at the end of the reporting date	(9,571)	—	(12,136)	(241)	—
Balance at December 31, 2024	$242,089	$103,101	$261,702	$112,238	$92,650

Balance at December 31, 2022	$1,082,730	$90,635	$—	$—	$—
Transfers in (1)	714,213	—	168,573	—	—
Transfers out/principal reductions (1)	(1,274,893)	—	—	—	—
Net transfers and revaluation gains	—	42,235	—	—	—
Total losses included in net income (loss) for assets held at the end of the reporting date	(83,532)	—	(5,555)	—	—
Balance at December 31, 2023	$438,518	$132,870	$163,018	$—	$—

(1)    Transfers in represent loans repurchased from investors or loans originated for which an active market currently does not exist. Transfers out primarily represent loans sold or transferred to third parties and loans paid in full.

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
($ In Thousands, Except Per Share Amounts Or Unless Otherwise Noted)
Investment Securities

Investment securities consist of debt securities that are classified as trading securities. During the year ended December 31, 2023, the Company transferred these investments from available for sale classification to the trading securities classification. The trading classification reflects the more active buying and selling of these investment securities. As a result of the transfer of classification, the Company recognized $1,589 of unrealized losses to Net Income on the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) from Accumulated Other Comprehensive Income (Loss) within Consolidated Statements of Changes in Equity. The Company used the specific identification as the basis of recording trades of investment securities. During the year ended December 31, 2024, the Company had $191 of realized losses recognized in the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss). As of December 31, 2024 there was $566 of unrealized losses on trading securities held.

Fair Value Option

The following is the estimated fair value and UPB of mortgage and non-mortgage loans held for sale that have contractual principal amounts and for which the Company has elected the fair value option. The fair value option was elected for mortgage and non-mortgage loans held for sale as the Company believes fair value best reflects their expected future economic performance:

	Fair Value	Principal Amount Due Upon Maturity	Difference (1)
Balance at December 31, 2024
Mortgage loans held for sale	$9,020,176	$8,889,199	$130,977
Non-mortgage loans held for sale	$261,702	$268,877	$(7,175)

Balance at December 31, 2023
Mortgage loans held for sale	$6,542,232	$6,418,082	$124,150
Non-mortgage loans held for sale	$163,018	$168,573	$(5,555)

(1)    Represents the amount of gains (losses) included in Gain on sale of loans, net for Mortgage loans held for sale and Other income for Non-mortgage loans held for sale on the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss), due to changes in fair value of items accounted for using the fair value option.

Disclosures of the fair value of certain financial instruments are required when it is practical to estimate the value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.

The following table presents the carrying amounts and estimated fair value of financial liabilities that are not recorded at fair value on a recurring or nonrecurring basis. This table excludes Cash and cash equivalents, Restricted cash, Loans subject to repurchase right from Ginnie Mae, Funding facilities and Other financing facilities as these financial instruments are highly liquid or short-term in nature and as a result, their carrying amounts approximate fair value:

	December 31, 2024		December 31, 2023
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior Notes, due 10/15/2026	$1,146,001	$1,091,385	$1,143,716	$1,064,520
Senior Notes, due 1/15/2028	61,596	58,912	61,463	60,469
Senior Notes, due 3/1/2029	745,823	680,295	744,819	679,455
Senior Notes, due 3/1/2031	1,241,663	1,093,100	1,240,311	1,105,088
Senior Notes, due 10/15/2033	843,843	708,195	843,139	725,458
Total Senior Notes, net	$4,038,926	$3,631,887	$4,033,448	$3,634,990

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
($ In Thousands, Except Per Share Amounts Or Unless Otherwise Noted)
The fair value of Senior Notes was calculated using the observable bond price at December 31, 2024 and 2023, respectively. The Senior Notes are classified as Level 2 in the fair value hierarchy.
3. Mortgage Servicing Rights
The following table summarizes changes to the MSR assets:

	Year Ended December 31,
	2024	2023
Fair value, beginning of period	$6,439,787	$6,946,940
MSRs originated	1,330,216	1,092,332
MSRs sales	(305,212)	(1,016,745)
MSRs purchases	760,174	103,115
Changes in fair value (1):
Due to changes in valuation model inputs or assumptions	210,881	44,971
Due to collection/realization of cash flows	(802,475)	(730,826)
Total changes in fair value	(591,594)	(685,855)
Fair value, end of period	$7,633,371	$6,439,787

(1)    Reflects changes in market interest rates and assumptions, including discount rates and prepayment speeds, and the gains or losses on sales of MSRs during the period. It does not include the change in fair value of derivatives that economically hedge MSRs identified for sale or the effects of contractual prepayment protection resulting from sales or purchases of MSRs.

The Company retains the right to service a majority of these loans upon sale through ownership of servicing rights. The total UPB of mortgage loans serviced, excluding subserviced loans, at December 31, 2024 and 2023 was $525,517,829 and $468,237,971, respectively. The portfolio primarily consists of high-quality performing agency and government (FHA and VA) loans. As of December 31, 2024 and 2023, delinquent loans (defined as 60-plus days past-due) were 1.54% and 1.23%, respectively, of our total portfolio. During the year ended December 31, 2023, the Company sold excess servicing cash flows on certain agency loans for total proceeds of $383,694. During the year ended December 31, 2024, no excess servicing was sold.
The following is a summary of the weighted average discount rate and prepayment speed assumptions used to determine the fair value of MSRs as well as the expected life of the loans in the servicing portfolio:

	December 31, 2024	December 31, 2023
Discount rate	9.9%	9.9%
Prepayment speeds	7.6%	7.5%
Life (in years)	7.82	7.83

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

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
($ In Thousands, Except Per Share Amounts Or Unless Otherwise Noted)
The following sensitivity analysis shows the potential impact on the fair value of the Company’s MSRs based on hypothetical changes in key assumptions, including the discount rate and prepayment speeds:

	Discount Rate		Prepayment Speeds
	100 BPS Adverse Change	200 BPS Adverse Change	10% Adverse Change	20% Adverse Change
December 31, 2024
Mortgage servicing rights	$(332,019)	$(636,988)	$(202,607)	$(416,387)
December 31, 2023
Mortgage servicing rights	$(279,493)	$(536,573)	$(183,254)	$(356,871)

4. Mortgage Loans Held for Sale

The Company sells substantially all of its originated mortgage loans into the secondary market. Mortgage loans held for sale are loans originated that are expected to be sold into the secondary market. Below is a roll forward of the activity in mortgage loans held for sale:

	Year Ended December 31,
	2024	2023
Balance at the beginning of period	$6,542,232	$7,343,475
Disbursements of mortgage loans held for sale	100,480,868	78,280,730
Proceeds from sales of mortgage loans held for sale	(99,491,927)	(80,188,850)
Gain on sale of mortgage loans excluding fair value of other financial instruments, net (1)	1,489,003	1,106,877
Balance at the end of period	$9,020,176	$6,542,232

(1)    The Gain on sale of loans excluding fair value of MSRs, net on the Consolidated Statements of Cash Flows includes income related to interest rate lock commitments, forward commitments and provision for investor reserves.

Credit Risk

The Company is subject to credit risk associated with mortgage loans that it purchases and originates during the period of time prior to the sale of these loans. The Company considers credit risk associated with these loans to be minimal as it holds the loans for a short period of time, which for the year ended December 31, 2024 is generally less than 45 days from the date of borrowing and the market for these loans continues to be highly liquid. The Company is also subject to credit risk associated with mortgage loans it has repurchased as a result of breaches of representations and warranties during the period of time between repurchase and resale.

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
($ In Thousands, Except Per Share Amounts Or Unless Otherwise Noted)
5. Property and Equipment

Property and equipment are depreciated over lives primarily ranging from 3 to 7 years for office furniture, equipment, computer software and leasehold improvements. Property and equipment consist of the following:

	December 31,
	2024	2023
Office furniture, equipment and technology	$297,583	$294,754
Leasehold improvements	264,583	261,304
Internally-developed software	252,676	201,842
Projects-in-process	19,258	29,152
Total cost	$834,100	$787,052
Accumulated depreciation and amortization	(620,252)	(536,196)
Total property and equipment, net	$213,848	$250,856

6. Borrowings

The Company maintains various funding facilities, financing facilities and unsecured senior notes, as shown in the tables below. Interest rates typically have two main components; a base rate - most commonly SOFR, which is sometimes subject to a minimum floor - plus a spread. Some funding facilities have a commitment fee, which can be up to 50 basis points per year. The commitment fee charged by lenders is calculated based on the committed line amount multiplied by a negotiated rate. The Company is required to maintain certain covenants, including minimum tangible net worth, minimum liquidity, maximum total debt or liabilities to net worth ratio, pretax net income requirements and other customary debt covenants, as defined in the agreements. The Company was in compliance with all covenants as of December 31, 2024 and 2023.

The amount owed and outstanding on the Company’s mortgage loan funding facilities fluctuates based on its origination volume, the amount of time it takes the Company to sell the loans it originates and the Company’s ability to use its cash to self-fund loans. In addition to self-funding, the Company may use surplus cash to “buy-down” the effective interest rate of certain mortgage loan funding facilities or to self-fund a portion of our loan originations. Buy-down funds are included in Cash and cash equivalents on the Consolidated Balance Sheets. We have the ability to withdraw these funds at any time, unless a margin call has been made or a default has occurred under the relevant facilities. We will also deploy cash to self-fund loan originations, a portion of which can be transferred to a mortgage loan funding facility or the early buy out line, provided that such loans meet the eligibility criteria to be placed on such lines. The remaining portion will be funded in normal course over a short period of time, generally less than 45 days.

The terms of the Senior Notes restrict our ability and the ability of our subsidiary guarantors among other things to: (1) merge, consolidate or sell, transfer or lease assets and; (2) create liens on assets.

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
($ In Thousands, Except Per Share Amounts Or Unless Otherwise Noted)
Funding Facilities

Facility Type	Collateral	Maturity	Line Amount	Committed Line Amount	Outstanding Balance as of December 31, 2024	Outstanding Balance as of December 31, 2023
Mortgage Loan Funding:
1) Master Repurchase Agreement (1)(11)	Mortgage loans held for sale (10)	11/24/2026	$1,000,000	$100,000	$406,484	$397,265
2) Master Repurchase Agreement (11)	Mortgage loans held for sale (10)	8/1/2026	1,000,000	—	10,853	429,976
3) Master Repurchase Agreement (2)(11)	Mortgage loans held for sale (10)	10/27/2025	1,500,000	250,000	252,133	552,079
4) Master Repurchase Agreement (11)	Mortgage loans held for sale (10)	10/1/2026	2,500,000	250,000	601,904	547,016
5) Master Repurchase Agreement (3)(11)	Mortgage loans held for sale (10)	12/10/2026	1,500,000	250,000	106,686	106,063
6) Master Repurchase Agreement (4)(11)	Mortgage loans held for sale (10)	N/A	N/A	N/A	—	241,574
7) Master Repurchase Agreement (11)	Mortgage loans held for sale (10)	10/2/2026	800,000	100,000	764,342	507,302
8) Master Repurchase Agreement (11)	Mortgage loans held for sale (10)	12/23/2026	1,500,000	100,000	1,400,097	—
9) Master Repurchase Agreement (5)(11)	Mortgage loans held for sale (10)	5/29/2026	2,000,000	250,000	1,015,035	—
10) Master Repurchase Agreement (11)	Mortgage loans held for sale (10)	6/12/2026	750,000	—	730,410	—
11) Master Repurchase Agreement (11)	Mortgage loans held for sale (10)	10/2/2026	1,000,000	200,000	566,905	—
			$13,550,000	$1,500,000	$5,854,849	$2,781,275
Mortgage Loan Early Funding:
12) Early Funding Facility (6)(11)	Mortgage loans held for sale (10)	(6)	$5,000,000	—	$402,462	$286,594
13) Early Funding Facility (7)(11)	Mortgage loans held for sale (10)	(7)	2,000,000	—	290,475	183,414
			$7,000,000	$—	$692,937	$470,008

Total Mortgage Funding Facilities			$20,550,000	$1,500,000	$6,547,786	$3,251,283

Personal Loan Funding:
14) Revolving Credit and Security Agreement (8)(11)	Personal loans held for sale	1/30/2025	$175,000	$175,000	$160,400	$116,100
15) Revolving Credit and Security Agreement (9)	Personal loans held for sale	N/A	N/A	N/A	N/A	N/A

Total Funding Facilities			$20,725,000	$1,675,000	$6,708,186	$3,367,383

(1)    This facility also includes a $150,000 sublimit for early buy out financing; capacity is fully fungible and is not restricted by these allocations.

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
($ In Thousands, Except Per Share Amounts Or Unless Otherwise Noted)
(2)    This facility has a 12-month initial term, which can be extended for 3-months at each subsequent 3-month anniversary from the initial start date. Subsequent to December 31, 2024 this facility was extended to January 26, 2026.

(3)    This facility includes a $1,500,000 sublimit for MSR financing. Capacity is fully fungible and is not restricted by these allocations.

(4)    This facility was voluntarily paid off and terminated in August 2024.

(5)    This facility is a sublimit of Early Buyout Financing Facility 6, found below in Financing Facilities. Refer to Subfootnote 3, Financing Facilities for additional details regarding this facility.

(6)    This facility is an evergreen agreement with no stated termination or expiration date. This agreement can be terminated by either party upon written notice.

(7)    This facility will be reviewed every 90 days. This facility is an evergreen agreement with no stated termination or expiration date. This agreement can be terminated by either party upon written notice.

(8)    Subsequent to December 31, 2024, this facility entered into its amortization period with a final maturity date of July 17, 2025.

(9)    Subsequent to December 31, 2024, a new facility was closed. The new facility has an overall line size of $150,000, is fully committed, and has a maturity date of August 19, 2027.

(10)    The Company has multiple borrowing facilities in the form of asset sales under agreements to repurchase. These borrowing facilities are secured by mortgage loans held for sale at fair value as the first priority security interest.

(11)    The interest rates charged by lenders of the funding facilities included the applicable base rate plus a spread ranging from 1.00% to 1.80%, for the years ended December 31, 2024 and 2023.

Financing Facilities

Facility Type	Collateral	Maturity	Line Amount	Committed Line Amount	Outstanding Balance as of December 31, 2024	Outstanding Balance as of December 31, 2023
Line of Credit Financing Facilities
1) Unsecured line of credit (1)	—	7/27/2025	$2,000,000	$—	$—	$—
2) Unsecured line of credit (1)	—	7/31/2025	100,000	—	—	—
3) Revolving credit facility (5)	—	7/2/2027	1,150,000	1,150,000	—	—
4) MSR line of credit (5)	MSRs	11/7/2025	500,000	—	—	—
5) MSR line of credit (2)(5)	MSRs	12/10/2026	1,500,000	250,000	—	—
			$5,250,000	$1,400,000	$—	$—
Early Buyout Financing Facility
6) Early buy out facility (3)(5)	Loans/ Advances	5/29/2026	$2,000,000	$250,000	$92,949	$203,208
7) Early buy out facility (4)(5)	Loans/ Advances	11/24/2026	150,000	100,000	—	—
			$2,150,000	$350,000	$92,949	$203,208

(1)    Refer to Note 7, Transactions with Related Parties for additional details regarding this unsecured line of credit.

(2)    This facility is a sublimit of Master Repurchase Agreement 5, found above in Funding Facilities. Refer to subfootnote 3, Funding Facilities for additional details regarding this financing facility.

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
($ In Thousands, Except Per Share Amounts Or Unless Otherwise Noted)
(3)    This facility includes a $2,000,000 sublimit for newly originated mortgage loans held for sale. Capacity is fully fungible and not restricted by these allocations.

(4)    This facility is a sublimit of Master Repurchase Agreement 1, found above in Funding Facilities. Refer to subfootnote 1, Funding Facilities for additional details regarding this financing facility.

(5)    The interest rates charged by lenders on the other funding facilities included the applicable base rate, plus a spread ranging from 1.45% to 3.25% for the year ended December 31, 2024 and 1.45% to 4.00% for the year ended December 31, 2023.

Unsecured Senior Notes

Facility Type	Maturity	Interest Rate	Outstanding Principal as of December 31, 2024	Outstanding Principal as of December 31, 2023
Unsecured Senior Notes (1)	10/15/2026	2.875%	$1,150,000	$1,150,000
Unsecured Senior Notes (2)	1/15/2028	5.250%	61,985	61,985
Unsecured Senior Notes (3)	3/1/2029	3.625%	750,000	750,000
Unsecured Senior Notes (4)	3/1/2031	3.875%	1,250,000	1,250,000
Unsecured Senior Notes (5)	10/15/2033	4.000%	850,000	850,000
Total Senior Notes			$4,061,985	$4,061,985

Weighted Average Interest Rate			3.59%	3.59%

(1)    The 2026 Senior Notes are unsecured obligation notes with no requirement to pledge collateral for this borrowing. Unamortized debt issuance costs and discounts are presented net against the Senior Notes reducing the $1,150,000 carrying amount on the Consolidated Balance Sheets by $3,999 and $6,284, as of December 31, 2024 and 2023, respectively. At any time on or after October 15, 2023, the Company may redeem the note at its option, in whole or in part, upon not less than 10 nor more than 60 days’ notice, at the redemption prices set forth below.

Year	Percentage
2025 and thereafter	100.000%

(2)    The 2028 Senior Notes are unsecured obligation notes with no requirement to pledge collateral for this borrowing. During the fourth quarter of 2021, we purchased $948,015 of the outstanding principal amount of the 2028 Senior Notes in a Tender Offer and Consent Solicitation. Unamortized debt issuance costs and discounts are presented net against the Senior Notes reducing the $61,985 carrying amount on the Consolidated Balance Sheets by $212 and $177 as of December 31, 2024, respectively and reducing the $61,985 carrying amount on the Consolidated Balance Sheets by $285 and $237, as of December 31, 2023, respectively. The Company may redeem the notes at its option, in whole or in part, upon not less than 30 nor more than 60 days' notice, at the redemption prices equal to the percentage of principal amount set forth below plus accrued and unpaid interest, if any, to but excluding the redemption date, in cash, if redeemed during the twelve-month period beginning on January 15 in the years indicated below.

Year	Percentage
2025	100.875%
2026 and thereafter	100.000%

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
($ In Thousands, Except Per Share Amounts Or Unless Otherwise Noted)
(3)    The 2029 Senior Notes are unsecured obligation notes with no requirement to pledge collateral for this borrowing. Unamortized debt issuance costs and discounts are presented net against the Senior Notes reducing the $750,000 carrying amount on the Consolidated Balance Sheets by $4,177 and $5,181, as of December 31, 2024 and 2023, respectively. At any time on or after March 1, 2024, the Company may redeem the note at its option, in whole or in part, upon not less than 10 nor more than 60 days’ notice, at the redemption prices set forth below.

Year	Percentage
2025	100.906%
2026 and thereafter	100.000%

(4)    The 2031 Senior Notes are unsecured obligation notes with no requirement to pledge collateral for this borrowing. Unamortized debt issuance costs and discounts are presented net against the Senior Notes reducing the $1,250,000 carrying amount on the Consolidated Balance Sheets by $8,337 and $9,689 as of December 31, 2024 and 2023, respectively. Prior to March 1, 2026 the Company may redeem the notes at its option, in whole or in part upon not less than 10 nor more than 60 days’ notice, at a redemption price equal to 100% of the principal amount redeemed, plus a “make whole” premium and accrued and unpaid interest. At any time on or after March 1, 2026, the Company may redeem the note at its option, in whole or in part, upon not less than 10 nor more than 60 days’ notice, at the redemption prices set forth below.

Year	Percentage
2026	101.938%
2027	101.292%
2028	100.646%
2029 and thereafter	100.000%

(5)    The 2033 Senior Notes are unsecured obligation notes with no requirement to pledge collateral for this borrowing. Unamortized debt issuance costs and discounts are presented net against the Senior Notes reducing the $850,000 carrying amount on the Consolidated Balance Sheets by $6,157 and $6,861, as of December 31, 2024 and 2023, respectively. Prior to October 15, 2027 the Company may redeem the notes at its option, in whole or in part upon not less than 10 nor more than 60 days’ notice, at a redemption price equal to 100% of the principal amount redeemed, plus a “make whole” premium and accrued and unpaid interest. At any time on or after October 15, 2027, the Company may redeem the note at its option, in whole or in part, upon not less than 10 nor more than 60 days’ notice, at the redemption prices set forth below.

Year	Percentage
2027	102.000%
2028	101.333%
2029	100.667%
2030 and thereafter	100.000%

The following table outlines the contractual maturities (by unpaid principal balance) of unsecured senior notes (excluding interest and debt discount) for the years ended.

Year	Amount
2025	$—
2026	1,150,000
2027	—
2028	61,985
2029	750,000
Thereafter	2,100,000
Total	$4,061,985

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
($ In Thousands, Except Per Share Amounts Or Unless Otherwise Noted)
Refer to Note 2, Fair Value Measurements for information pertaining to the fair value of the Company’s debt as of December 31, 2024 and 2023.

7. Transactions with Related Parties

The Company has entered into various transactions and agreements with RHI, its subsidiaries, certain other affiliates and related parties (collectively, “Related Parties”). These transactions include providing financing and services as well as obtaining financing and services from these Related Parties.

Financing Arrangements

On June 9, 2017, Rocket Mortgage and RHI entered into an unsecured line of credit, as further amended and restated on September 16, 2021 (“RHI Line of Credit”), pursuant to which Rocket Mortgage has a borrowing capacity of $2,000,000. The RHI Line of Credit matures on July 27, 2025. Borrowings under the line of credit bear interest at a rate per annum of the applicable base rate, plus a spread of 1.25%. The line of credit is uncommitted and RHI has sole discretion over advances. The RHI Line of Credit also contains negative covenants which restrict the ability of the Company to incur debt and create liens on certain assets. It also requires Rocket Mortgage to maintain a quarterly consolidated net income before taxes if adjusted tangible net worth meets certain requirements. The Company did not draw on the RHI Line of Credit during the period and there were no outstanding amounts due as of December 31, 2024 and 2023.

RHI and RTIC are parties to a surplus debenture, effective as of December 28, 2015 and as further amended and restated on July 31, 2023 (the “RHI/RTIC Debenture”), pursuant to which RTIC is indebted to RHI for an aggregate principal amount of $21,500. The RHI/RTIC Debenture matures on December 31, 2030. Interest under the RHI/RTIC Debenture accrues at an annual rate of 8%. Principal and interest under the RHI/RTIC Debenture are due and payable quarterly, in each case subject to RTIC achieving a certain amount of surplus and payments of all interest before principal payments begin. Any unpaid amounts of principal and interest shall be due and payable upon the maturity of the RHI/RTIC Debenture. RTIC repaid an aggregate of $3,475 and $1,536 for the years ended December 31, 2024 and 2023, respectively. The total amount of interest accrued under the RHI/RTIC Debenture was $1,725 and $1,720 for the years ended December 31, 2024 and 2023, respectively. The aggregate amount due to RHI was $28,514 and $30,264 as of December 31, 2024 and 2023, respectively. Subsequent to December 31, 2024, the aggregate amount due to RHI was paid in full.

On July 31, 2020, Holdings and RHI entered into an agreement for an uncommitted, unsecured revolving line of credit (“RHI 2nd Line of Credit”), which will provide for financing from RHI to the Company of up to $100,000. The RHI 2nd Line of Credit matures on July 31, 2025. Borrowings under the line of credit will bear interest at a rate per annum of the applicable base rate plus a spread of 1.25%. The negative covenants of the line of credit restrict the ability of the Company to incur debt and create liens on certain assets. The line of credit also contains customary events of default. The Company did not draw on the RHI 2nd Line of Credit during the period and there were no amounts outstanding as of December 31, 2024 and 2023.

The Notes receivable and due from affiliates was $14,245 and $19,530 as of December 31, 2024 and 2023, respectively. The Notes payable and due to affiliates was $31,280 and $31,006 as of December 31, 2024 and 2023, respectively.

Services, Products and Other Transactions

We have entered into transactions and agreements to provide certain services to Related Parties. We recognized revenue of $6,117, $8,628 and $12,661 for the years ended December 31, 2024, 2023 and 2022 respectively for the performance of these services, which was included in Other income on the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss). We have also entered into transactions and agreements to purchase certain services, products and other transactions from Related Parties. We incurred expenses of $2,816, $2,413 and $2,757, which are included in Salaries, commissions and team member benefits; $49,685, $52,919 and $97,246, which are included in General and administrative expenses; and $10,764, $11,926 and $11,958, which are included in Marketing and advertising expenses, for the years ended December 31, 2024, 2023 and 2022, respectively, on the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss).

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

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
($ In Thousands, Except Per Share Amounts Or Unless Otherwise Noted)
The Company has also entered into a Tax Receivable Agreement with RHI and our Chairman as described further in Note 12, Income Taxes. The Company has also guaranteed the debt of a related party as described further in Note 14, Commitments, Contingencies and Guarantees.

Lease Transactions with Related Parties

The Company is a party to lease agreements for certain offices, including our headquarters in Detroit, with various affiliates of Bedrock Management Services LLC (“Bedrock”), a related party and other related parties of the Company. The Company incurred expenses related to these arrangements of $74,936, $74,241 and $74,562 for the years ended December 31, 2024, 2023 and 2022, respectively. These amounts are included in General and administrative expenses on the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss).

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

For lease arrangements where the Company is the lessee, the Company does not separate non-lease components of a contract from the lease component to which they relate. The Company elected that leases with an initial term of 12 months or less are expensed on a straight-line basis over the lease term in the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) and not recorded on the Consolidated Balance Sheets. Some leases include options to extend or terminate the lease at the Company’s sole discretion on a lease-by-lease basis and the Company evaluates whether those options are “reasonably certain” of being exercised considering contractual and economic-based factors. The Company used its periodic incremental borrowing rate, based on the information available at commencement date, to determine the present value of future lease payments.

The components of lease expense for the years ended:

	December 31,
	2024	2023
Operating Lease Cost:
Fixed lease expense	$76,486	$81,172
Variable lease expense (1)	10,204	10,981
Total operating lease cost	$86,690	$92,153

(1)    Variable lease payments are expensed in the period in which the obligation for those payments is incurred. These variable lease costs are payments that vary in amount beyond commencement date, for reasons other than passage of time. The Company’s variable payments mainly include common area maintenance and building utility fees.

Supplemental cash flow information related to leases for the years ended:

	December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$84,037	$87,348

During the years ended December 31, 2024 and 2023, the right of use assets are recorded for new and modified operating leases at the time of their commencement was $13,131 and $50,350, respectively.

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
($ In Thousands, Except Per Share Amounts Or Unless Otherwise Noted)
Supplemental balance sheet information related to leases for the year ended:

	December 31,
	2024	2023
Operating Leases:
Total lease right-of-use assets	$281,770	$347,696
Total lease liabilities	$319,296	$393,882
Weighted average lease term	5.0 years	5.2 years
Weighted average discount rate	4.98%	4.23%

Maturities of lease liabilities for the year ended:

Operating Leases:
2025	$75,833
2026	81,871
2027	76,653
2028	59,372
2029	30,022
Thereafter	46,116
Total lease payments	$369,867
Less imputed interest	50,571
Total	$319,296

When applying the requirements of ASC 842, the Company made assumptions about the determination of whether a contract contains a lease and the determination of the discount rate for the lease.

Lessor

While the Company is the sublessor in certain leasing arrangements, the majority of such lease arrangements are intercompany and eliminated in consolidation.

9. Goodwill and Intangible Assets

Goodwill

As of December 31, 2024 and 2023, there was approximately $1.1 billion of goodwill recorded in Goodwill and intangible assets, net on our Consolidated Balance Sheets. The total carrying value by reporting unit was approximately $718.7 million and $417.6 million for Direct to Consumer and All Other, respectively, as of December 31, 2024 and 2023. The goodwill is primarily attributable to the acquisition of Rocket Money in 2021.

Goodwill Impairment Test

The Company completed a qualitative impairment assessment of goodwill for each reporting unit as of October 1, 2024. The qualitative assessment did not identify indicators of impairment. The Company concluded that it was more likely than not that each respective reporting unit had a fair value in excess of its carrying value. As such, further impairment assessment was not necessary.

Intangible Assets

As of December 31, 2024 and 2023, there was approximately $91.2 million and $100.5 million of intangible assets recorded in Goodwill and intangible assets, net on our Consolidated Balance Sheets, which primarily consist of customer relationships and developed technology recorded in connection with the acquisition of Rocket Money.

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
($ In Thousands, Except Per Share Amounts Or Unless Otherwise Noted)
The following table summarizes changes to the carrying value of intangible assets:

	December 31, 2024			December 31, 2023
Definite-lived intangible assets	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$90,868	$28,532	$62,336	$90,877	$19,623	$71,254
Developed technology	54,507	47,395	7,112	56,213	35,081	21,132
Other	22,024	6,097	15,927	7,038	4,801	2,237
Total	$167,399	$82,024	$85,375	$154,128	$59,505	$94,623

Indefinite-lived intangible assets
Title insurance assets	$5,850	$—	$5,850	$5,850	$—	$5,850
Total intangible assets	$173,249	$82,024	$91,225	$159,978	$59,505	$100,473

Weighted average amortization period for customer relationships, developed technology and other is 10 years, 8 years and 15 years, respectively.

During the year ended December 31, 2024, 2023 and 2022 the aggregate amortization expense for the period was $23,544, $22,460 and $24,744, respectively.

The following table outlines the estimated aggregate amortization expense of intangible assets for the years ended.

Year	Amount
2025	$13,058
2026	$12,750
2027	$11,836
2028	$11,450
2029	$10,455
10. Other Assets
Other assets consist of the following:

	December 31,
	2024	2023
Mortgage production related receivables	$553,537	$472,330
Non-mortgage loans held for sale	261,702	163,018
Assets of the consolidated CFE	112,238	—
Prepaid expenses	105,031	99,105
Non-production-related receivables	65,236	20,758
Ginnie Mae buyouts	52,204	50,211
Disbursement funds advanced	46,913	59,155
Investment securities	40,841	39,518
Real estate owned	2,786	1,534
Margin call receivables from counterparties	—	66,598
Other	89,924	42,795
Total other assets	$1,330,412	$1,015,022

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
($ In Thousands, Except Per Share Amounts Or Unless Otherwise Noted)

11. Team Member Benefit Plan

The Company maintains a defined contribution 401(k) plan which is sponsored by RHI, covering substantially all full-time and part-time team members of the Company. Team members can make elective contributions to the plan. The Company makes discretionary matching contributions of 50% of team members’ contributions to the plan generally up to an annual maximum of $2.5 per team member. The Company’s contributions to the plan, net of team member forfeitures, for the years ended December 31, 2024, 2023 and 2022 amounted to $24,756, $26,837 and $40,664, respectively, and are included in Salaries, commissions and team member benefits in the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss).

12. Income Taxes

Income (loss) before income taxes consists of the following:

	Year Ended December 31,
	2024	2023	2022
U.S.	$689,512	$(380,052)	$763,400
Canada	(21,460)	(22,845)	(21,489)
Total Income (loss) before income taxes	$668,052	$(402,897)	$741,911

Provision for (benefit from) income taxes consists of the following:

	Year Ended December 31,
	2024	2023	2022
Current
U.S. Federal	$2,519	$3,286	$4,669
State and local	345	1,268	575
Canada	8	410	560
Total current	$2,872	$4,964	$5,804

Deferred
U.S. Federal	$7,891	$(8,559)	$3,671
State and local	21,649	(9,159)	32,659
Canada	(188)	(63)	(156)
Total deferred	$29,352	$(17,781)	$36,174
Total provision for (benefit from) income taxes	$32,224	$(12,817)	$41,978

The reconciliation of the U.S. Federal statutory corporate income tax rate to the Company's effective tax rate consists of the following:

	Year Ended December 31,
	2024	2023	2022
U.S. Federal statutory tax rate	21.00%	21.00%	21.00%
Income/loss attributable to non-controlling interest	(20.26)	(12.21)	(23.77)
State and local taxes, net of U.S. Federal tax benefit	2.70	1.57	3.70
Valuation allowance	1.69	(5.01)	3.15
Nondeductible expenses	1.19	(1.90)	1.21
Share-based compensation	(1.81)	(0.49)	0.48
Other	0.31	0.22	(0.11)
Effective tax rate	4.82%	3.18%	5.66%

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
($ In Thousands, Except Per Share Amounts Or Unless Otherwise Noted)
For the years ended December 31, 2024, 2023 and 2022, the Company’s effective tax rate varies from the U.S. Federal statutory tax rate due to its organizational structure, state and local taxes inclusive of updates in its state and local deferred tax rate and valuation allowances for deferred tax benefits the Company does not believe are more likely than not to be realized.

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

Several subsidiaries of Holdings, such as Rocket Mortgage, Rocket Close and other subsidiaries, are single member LLC entities. As single member LLCs of Holdings, all taxable income or loss generated by these subsidiaries passes through and is included in the income or loss of Holdings. A provision for state and local income taxes is required for certain jurisdictions that tax single member LLCs as regarded entities. Other subsidiaries of Holdings, such as Rocket Title Insurance Company, LMB Mortgage Services and others, are treated as C Corporations and separately file and pay taxes apart from Holdings in various jurisdictions including U.S. federal, state, local and Canada.

The Inflation Reduction Act (“IRA”) was enacted on August 16, 2022. The IRA includes several provisions, one of which was the enactment of the corporate alternative minimum tax, which imposes a minimum tax on the adjusted financial statement income for an ‘applicable corporation’ as defined in the IRA. The corporate alternative minimum tax is effective for tax years beginning after December 31, 2022. There has been no material impact on the consolidated financial statements as of December 31, 2024 from the enactment of the corporate alternative minimum tax.

Deferred income taxes arise from temporary differences between the financial statement carrying amount and the tax basis of assets and liabilities. The Company’s deferred tax assets (liabilities) arise from the following components of temporary differences and carryforwards:

	December 31,
	2024	2023
Investment in partnership	$464,276	$484,519
Net operating loss and credit carryforwards	207,004	172,818
Other deferred tax assets and liabilities, net	(8,704)	(20,678)
Valuation allowance	(158,197)	(102,069)
Net deferred tax assets	$504,379	$534,590

Deferred income taxes are presented in the Consolidated Balance Sheets based on their tax jurisdictions as follows:

	December 31,
	2024	2023
Deferred tax asset, net of valuation allowance	$521,824	$550,149
Deferred tax liability (included in Other liabilities)	(17,445)	(15,559)
Net deferred tax asset	$504,379	$534,590

As of December 31, 2024, the Company has a deferred tax asset before any valuation allowance of $680,021 and a deferred tax liability of $17,445. As of December 31, 2023, the Company had a deferred tax asset before any valuation allowance of $652,218 and a deferred tax liability of $15,559. The Company's deferred tax asset relates primarily to the difference in the tax and book basis of Rocket Companies’ investment in Holdings. The Company recognizes deferred tax assets to the extent it believes these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent results of operations. After considering all those factors, as of December 31, 2024 and 2023, respectively, management has recorded $158,197 and $102,069 of a valuation allowance for certain deferred tax assets the Company has determined are not more likely than not to be realized.

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
($ In Thousands, Except Per Share Amounts Or Unless Otherwise Noted)

Changes in the deferred tax asset, net of valuation allowance for the investment in partnership recorded against Additional Paid-in Capital that occurred during the years ended December 31, 2024 and 2023 are included within Change in controlling interest of investment, net in the Consolidated Statements of Changes in Equity.

Of the $207,004 deferred tax assets related to the net operating loss and credit carryforwards at December 31, 2024, $47,977 will expire between 2031 and 2044 and $159,027 has no expiration.

The Company recognizes uncertain income tax positions when it is not more likely than not a tax position will be sustained upon examination. As of December 31, 2024 and 2023, the Company has not recognized any material uncertain tax positions. The Company accrues interest and penalties related to uncertain tax positions as a component of the income tax provision. No interest or penalties were recognized in income tax expense and no accrued interest or penalty was recorded for uncertain tax positions on the Consolidated Balance Sheets as of December 31, 2024 and 2023. Tax positions taken in tax years that remain open under the statute of limitations will be subject to examinations by tax authorities. With few exceptions, the Company is no longer subject to state or local examinations by tax authorities for tax years ended December 31, 2018 or prior.

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

The Company has a Tax Receivable Agreement with the LLC Members that will obligate the Company to make payments to the LLC Members generally equal to 90% of the applicable cash tax savings that the Company actually realizes or in some cases is deemed to realize as a result of the tax attributes generated by (i) certain increases in our allocable share of the tax basis in Holdings’ assets resulting from (a) the purchases of Holdings Units (along with the corresponding shares of our Class D common stock or Class C common stock) from the LLC Members (or their transferees of Holdings Units or other assignees) using the net proceeds from our initial public offering or in any future offering, (b) exchanges by the LLC Members (or their transferees of Holdings Units or other assignees) of Holdings Units (along with the corresponding shares of our Class D common stock or Class C common stock) for cash or shares of our Class B common stock or Class A common stock, as applicable, or (c) payments under the Tax Receivable Agreement; (ii) tax benefits related to imputed interest deemed arising as a result of payments made under the Tax Receivable Agreement and (iii) disproportionate allocations (if any) of tax benefits to Holdings as a result of section 704(c) of the Code that relate to the reorganization transactions. The Company will retain the benefit of the remaining 10% of these tax savings.

The Company anticipates funding payments under the Tax Receivable Agreement from cash flows from operations, available cash and available borrowings. As of December 31, 2024 and 2023, respectively, the Company recognized a liability of $581,183 and $584,695 under the Tax Receivable Agreement after concluding that is the estimate of such TRA payments that would be paid based on its estimates of future taxable income. No payment was made to the LLC Members pursuant to the Tax Receivable Agreement during the year ended December 31, 2024. A payment of $35,697 was made to the LLC Members pursuant to the Tax Receivable Agreement during the year ended December 31, 2023.

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

For the years ended December 31, 2024 and 2023, Holdings paid tax distributions totaling $14,222 and $1,504, respectively, to holders of Holdings Units other than Rocket Companies.

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

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
($ In Thousands, Except Per Share Amounts Or Unless Otherwise Noted)
Net hedging gains were as follows:

	Year ended December 31,
	2024	2023	2022
Hedging gains (1)	$233,595	$161,254	$2,577,902

(1)    Includes the change in fair value related to derivatives economically hedging MSRs identified for sale.

Refer to Note 2, Fair Value Measurements, for additional information on the fair value of derivative financial instruments.

Notional and Fair Value

The notional and fair values of derivative financial instruments not designated as hedging instruments were as follows:

	Notional Value	Derivative Asset	Derivative Liability
Balance at December 31, 2024
IRLCs, net of loan funding probability (1)	$5,094,135	$103,101	$—
Forward commitments (2)	$12,826,939	$89,332	$11,209

Balance at December 31, 2023
IRLCs, net of loan funding probability (1)	$4,728,040	$132,870	$—
Forward commitments (2)	$9,650,041	$26,614	$142,988

(1)    IRLCs are also discussed in Note 14, Commitments, Contingencies and Guarantees.

(2)    Includes the fair value and net notional value related to derivatives economically hedging MSRs identified for sale.

Counterparty agreements for forward commitments contain master netting agreements. The table below presents the gross amounts of recognized assets and liabilities subject to master netting agreements. Margin cash is cash that is exchanged by counterparties to be held as collateral related to these derivative financial instruments. Margin cash held on behalf of counterparties is recorded in Cash and cash equivalents and the related liability is classified in Other liabilities in the Consolidated Balance Sheets. Margin cash pledged to counterparties is excluded from Cash and cash equivalents and instead recorded in Other assets as a margin call receivable from counterparties in the Consolidated Balance Sheets. The Company had zero and $66,598 of margin cash pledged to counterparties related to these forward commitments at December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023 there was $63,377 and $250 of margin cash held on behalf of counterparties, respectively.

	Gross Amount of Recognized Assets or Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
Offsetting of Derivative Assets
Balance at December 31, 2024
Forward commitments	$117,730	$(28,398)	$89,332
Balance at December 31, 2023
Forward commitments	$37,647	$(11,033)	$26,614

Offsetting of Derivative Liabilities
Balance at December 31, 2024
Forward commitments	$(13,487)	$2,278	$(11,209)
Balance at December 31, 2023
Forward commitments	$(174,545)	$31,557	$(142,988)

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

Certain counterparties have master netting agreements. The master netting agreements contain a legal right to offset amounts due to and from the same counterparty. Derivative assets in the Consolidated Balance Sheets represent derivative contracts in a gain position, net of loss positions with the same counterparty and, therefore, also represent the Company’s maximum counterparty credit risk. The Company incurred no credit losses due to nonperformance of any of its counterparties during the years ended December 31, 2024, 2023 and 2022.

14. Commitments, Contingencies and Guarantees

Interest Rate Lock Commitments

IRLCs are agreements to lend to a client as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company evaluates each client’s creditworthiness on a case-by-case basis.

The number of days from the date of the IRLC to expiration of fixed and variable rate lock commitments outstanding at December 31, 2024 and 2023 was 41 days, on average.

The UPB of IRLCs was as follows:

	December 31, 2024		December 31, 2023
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
IRLCs	$6,562,026	$393,175	$6,317,330	$258,045

Commitments to Sell Mortgage Loans

In the ordinary course of business, the Company enters into contracts to sell existing mortgage loans held for sale into the secondary market at specified future dates. The amount of commitments to sell existing loans at December 31, 2024 and 2023 was $1,120 and zero, respectively.

Commitments to Sell Loans with Servicing Released

In the ordinary course of business, the Company enters into contracts to sell the MSRs of certain newly originated loans on a servicing released basis. In the event that a forward commitment is not filled and there has been an unfavorable market shift from the date of commitment to the date of settlement, the Company is contractually obligated to pay a pair-off fee on the undelivered balance. There were $162,610 and $226,535 of loans committed to be sold servicing released at December 31, 2024 and 2023, respectively.

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
($ In Thousands, Except Per Share Amounts Or Unless Otherwise Noted)
Investor Reserves

The following presents the activity in the investor reserves:

	Year Ended December 31,
	2024	2023
Balance at beginning of period	$92,389	$110,147
Provision for investor reserves	36,248	112,372
Realized losses	(28,639)	(130,130)
Balance at end of period	$99,998	$92,389

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

Purchase Commitments

Future purchase commitments include various non-cancelable agreements primarily related to our apps and websites, cloud computing services and certain marketing arrangements. As of December 31, 2024, future purchase commitments primarily span a four year period, from 2025 through 2028, and aggregate to $486,873 in total.

Escrow Deposits

As a service to its clients, the Company administers escrow deposits representing undisbursed amounts received for payment of property taxes, insurance, funds for title services, and principal and interest on mortgage loans held for sale. Cash held by the Company for property taxes, insurance and settlement funds for title services was $3,915,456 and $3,469,770, and for principal and interest was $3,386,251 and $2,225,625 at December 31, 2024 and 2023, respectively. These amounts are not considered assets of the Company and, therefore, are excluded from the Consolidated Balance Sheets. The Company remains contingently liable for the disposition of these deposits.

Guarantees

As of December 31, 2023, the Company guaranteed the debt of a related party consisting of three separate guarantees, totaling $1,770, for which the Company did not record a liability on the Consolidated Balance Sheets because it was not probable that the Company would be required to make payments under these guarantees. The guaranteed debt obligation of these three separate guarantees expired December 31, 2024.

Tax Receivable Agreement

As indicated in Note 12, Income Taxes, the Company is party to a Tax Receivable Agreement.

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
($ In Thousands, Except Per Share Amounts Or Unless Otherwise Noted)
Legal

The Company engages in, among other things, mortgage lending, title and settlement services and other financial technology services and products. The Company operates in highly regulated industries and are routinely subject to various legal and administrative proceedings concerning matters that arise in the normal and ordinary course of business, including inquiries, complaints, subpoenas, audits, examinations, investigations and potential enforcement actions from regulatory agencies and state attorneys general; state and federal lawsuits and putative collective and class actions; and other litigation. Periodically, we assess our potential liabilities and contingencies in connection with outstanding legal and administrative proceedings utilizing the latest information available. While it is not possible to predict the outcome of any of these matters, based on our assessment of the facts and circumstances, we do not believe any of these matters, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations or cash flows. However, actual outcomes may differ from those expected and could have a material effect on our financial position, results of operations or cash flows in a future period. Rocket Companies accrues for losses when they are probable to occur and such losses are reasonably estimable. Legal costs are expensed as they are incurred.

In 2022, a judgment was entered against Rocket Mortgage, formerly known as Quicken Loans Inc., and Rocket Close, formerly known as Title Source, Inc., for a certified class action lawsuit in the U.S. District Court of the Northern District of West Virginia. The lawsuit alleged Rocket Mortgage and Rocket Close violated West Virginia state law by unconscionably inducing the plaintiffs (and a class of other West Virginians who received loans through Rocket Mortgage and appraisals through Rocket Close) into loans by including the borrower’s own estimated home values on appraisal order forms. On January 23, 2025, the U.S. Court of Appeals for the Fourth Circuit reversed the class certification and award of classwide damages and ordered the case to proceed only as to the four individual named plaintiffs. The Company believes the ultimate resolution of this matter is not material to the consolidated financial statements.

Rocket Close is currently involved in civil litigation related to a business dispute between Rocket Close and HouseCanary, Inc. (“HouseCanary”) in Bexar County, Texas. The lawsuit was filed on April 12, 2016, by Rocket Close and included claims against HouseCanary for breach of contract and fraudulent inducement stemming from a contract between Rocket Close and HouseCanary whereby HouseCanary was obligated to provide Rocket Close with appraisal and valuation software and services. HouseCanary filed counterclaims against Rocket Close for, among other things, breach of contract, fraud and misappropriation of trade secrets. On March 14, 2018, following trial of the claims in the lawsuit, a jury awarded damages in favor of HouseCanary and rejected Rocket Close's claims against HouseCanary. The district court entered judgment for HouseCanary on its misappropriation and fraud claims. On appeal, the Fourth Court of Appeals in San Antonio affirmed judgment of no-cause on Rocket Close’s claim for breach of contract, but reversed judgment on HouseCanary’s misappropriation of trade secrets and fraud claims and remanded the case for a new trial on HouseCanary’s claims. In November 2020, HouseCanary filed a petition requesting the Supreme Court of Texas review the court of appeals’ decision. The Supreme Court denied the petition on June 17, 2022, and the case was remanded to district court for a new trial. The outcome of this matter remains uncertain, and the ultimate resolution of the litigation may be several years in the future. At the new trial, Rocket Close intends to present new evidence, including evidence revealed by whistleblowers who came forward after the conclusion of the original trial with evidence that undermined HouseCanary’s claims and to vigorously defend this case and any subsequent actions.

Rocket Mortgage and Rocket Homes are defending themselves against a tagalong lawsuit filed by HouseCanary that also includes claims for misappropriation of trade secrets. That case is in its early stages and is stayed pending a resolution of Rocket Mortgage and Rocket Homes’ dispositive motion.

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
($ In Thousands, Except Per Share Amounts Or Unless Otherwise Noted)
On June 29, 2021, and July 13, 2021, two putative securities class action lawsuits were filed in the U.S. District Court for the Eastern District of Michigan asserting claims pursuant to Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 against Rocket Companies, Rock Holdings and certain executive officers and directors. These two putative class actions, later consolidated into one case, challenged particular positive statements about Rocket Companies’ operations and prospects, alleged Rock Holdings sold Rocket Companies Class A common stock on the basis of material nonpublic information, and purported to bring claims on behalf of all persons who purchased Rocket Companies Class A common stock between February 25, 2021, and May 5, 2021. The lawsuit does not claim a specific amount of damages. On September 30, 2024, the district court denied class certification. One named plaintiff moved for limited reconsideration of the order denying class certification, and concurrently filed an appeal with the U.S. Court of Appeals for the Sixth Circuit. On December 2, 2024, the district court dismissed the positive statement claims with prejudice. On August 19, 2021, and August 12, 2022, two alleged shareholders filed shareholder derivative actions, later consolidated, asserting claims purportedly on behalf of Rocket Companies for breach of fiduciary duty, waste of corporate assets, and unjust enrichment against certain executive officers, the members of Rocket Companies’ Board, Rock Holdings, and, nominally, Rocket Companies in the Michigan State Circuit Court for the Third Judicial Circuit, Wayne County. On November 23, 2021, and February 2, 2022, two alleged shareholders filed shareholder derivative actions asserting claims purportedly on behalf of Rocket Companies for breach of fiduciary duty against Rock Holdings, Daniel Gilbert, and, nominally, Rocket Companies in the Delaware Court of Chancery. The two Delaware derivative actions were also later consolidated, and on January 22, 2024, Daniel Gilbert was dismissed from the consolidated case. Trial of the claims remaining against Rock Holdings was held in May 2024, with closing argument on November 18, 2024. On May 22, 2023, an alleged shareholder filed a shareholder derivative action asserting claims purportedly on behalf of Rocket Companies for breach of fiduciary duty, waste of corporate assets, and unjust enrichment against certain executive officers, the members of Rocket Companies’ Board, Rock Holdings, and, nominally, Rocket Companies in the U.S. District Court for the Eastern District of Michigan. On October 3, 2023, the federal derivative lawsuit was stayed pending final resolution of the putative securities class action lawsuit. The derivative lawsuits allege Rock Holdings sold Rocket Companies Class A common stock on the basis of material nonpublic information and, in the federal and Michigan state lawsuits, that certain positive statements about Rocket Companies’ business operations and prospects were false. None of the derivative lawsuits claim a specific amount of damages. Due to the stages of these proceedings and the lack of specific damages requests, Rocket Companies is unable to estimate a range of reasonably possible losses for any of these matters.

As of December 31, 2024 and 2023, we have recorded reserves related to potential damages in connection with legal proceedings of $4,500 and $15,000, respectively. The ultimate outcome of these or other actions or proceedings, including any monetary awards against Rocket Companies or one or more of its subsidiaries, is uncertain and there can be no assurance as to the amount of any such potential awards. Rocket Companies and its subsidiaries will incur defense costs and other expenses in connection with these proceedings. Plus, if a judgment for money that exceeds specified thresholds is rendered against Rocket Companies or any of its subsidiaries and it or they fail to timely pay, discharge, bond or obtain a stay of execution of such judgment, it is possible that one or more of the companies could be deemed in default of loan funding facilities and other agreements governing indebtedness. If the final resolution in one or more of these proceedings is unfavorable, it could have a material adverse effect on the business, liquidity, financial condition, cash flows, and results of operations of Rocket Companies.

15. Regulatory Minimum Net Worth, Capital Ratio and Liquidity Requirements

Certain secondary market investors and state regulators require the Company to maintain minimum net worth, liquidity and capital requirements. To the extent that these requirements are not met, secondary market investors and/or the state regulators may utilize a range of remedies including sanctions and/or suspension or termination of selling and servicing agreements, which may prohibit the Company from originating, securitizing or servicing these specific types of mortgage loans.

Rocket Mortgage is subject to certain minimum net worth, capital ratio and liquidity requirements and risk-based capital ratio established by the Federal Housing Finance Agency (“FHFA”) for Fannie Mae and Freddie Mac (collectively defined as "GSEs") Seller/Servicers and Ginnie Mae (together with GSEs, the "Agencies") for single family issuers. The effective requirements as of December 31, 2024 are listed below. Furthermore, refer to Note 6, Borrowings for additional information regarding compliance with all funding and financing facilities related covenant requirements. As of December 31, 2024 and 2023, Rocket Mortgage was in compliance with these requirements.

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
($ In Thousands, Except Per Share Amounts Or Unless Otherwise Noted)
Minimum Net Worth

The minimum net worth requirement for Fannie Mae and Freddie Mac is defined as follows:

•    Base of $2,500 plus 25 basis points of total GSE Residential First Lien Mortgage Servicing UPB, plus 25 basis points of total non-agency single family outstanding servicing portfolio, plus 35 basis points of the Ginnie Mae Residential First Lien Mortgage Servicing UPB.

•    Adjusted/Tangible Net Worth is defined as total equity less goodwill and other intangible assets (excluding mortgage servicing rights), affiliate receivables, deferred tax assets net of associated deferred tax liabilities and pledged assets net of associated liabilities.

The minimum net worth requirement for Ginnie Mae is defined as follows:

•    Base of $2,500, plus 35 basis points of the Ginnie Mae total single-family effective outstanding obligations, plus 25 basis points of total GSE single-family outstanding servicing portfolio balance, plus 25 basis points of total non-agency single-family outstanding serving portfolio.

•    Adjusted Net Worth is defined as total equity less goodwill and other intangible assets, affiliate receivables net of associated liabilities, deferred tax assets net of associated deferred tax liabilities and valuation adjustment of certain assets.

Minimum Capital/Leverage Ratio

The minimum capital ratio requirement for Fannie Mae and Freddie Mac is defined as follows:

•    The Company is also required to hold a ratio of Adjusted/Tangible Net Worth to Total Assets greater than 6%.

The minimum leverage ratio requirement for Ginnie Mae is defined as follows:

•    The Company is also required to hold a ratio of Adjusted Net Worth to Total Assets greater than 6%. Ginnie Mae Total Assets excludes the Ginnie Mae loans eligible for repurchase.

Risk Based Capital Ratio (RBCR)

The minimum risk-based capital ratio requirement for Ginnie Mae is defined as follows:

•    The Company is also required to maintain a RBCR of Adjusted Net Worth less excess MSRs to total Risk-Based Assets greater than 6%.

•    For purpose of RBCR only, excess MSRs are defined as MSRs in excess of the Company’s Adjusted Net Worth.

•    Total Risk-Based Assets are defined as total assets that are risk weighted according to the following: 0% of the Company's cash and cash equivalents, Ginne Mae Loans eligible for repurchase, prepaid expenses and leases and items deducted from equity to compute adjusted net worth. 20% of the government loans and conforming loans held for sale, 50% of other loans held for sale, 250% of gross MSRs (not to exceed Adjusted Net Worth) and 100% of all other assets not included.

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
($ In Thousands, Except Per Share Amounts Or Unless Otherwise Noted)
Minimum Total Liquidity

The minimum liquidity requirement for Fannie Mae and Freddie Mac is defined as follows:

•    Base liquidity; 7 basis points of the portion of the servicing UPB for GSEs if the Company remits interest or principal, or both, as scheduled, regardless of whether interest or principal has been collected from the borrower, plus 3.5 basis points of total UPB of GSE servicing if the Company remits interest and principal as actually collected, plus 3.5 basis points of our other servicing UPB, plus 10 basis points of our servicing UPB for Ginnie Mae.

•    Origination liquidity; 50 basis points of the sum of mortgage loans held for sale at lower cost or market, mortgage loans held for sale at fair value and UPB of interest rate lock commitments after fallout adjustment.

•    Supplemental liquidity; 2 basis points of our UPB serviced for GSEs, plus 5 basis points of our UPB serviced for Ginnie Mae.

•    Allowable assets for liquidity may include cash and cash equivalents (unrestricted), unpledged available for sale or held for trading investment grade securities (limited to Agency MBS, Obligations of GSEs, US Treasury Obligations) and 50% of committed/unused Agency Mortgage Servicing advance lines of credit.

The minimum liquidity requirement for Ginnie Mae is defined as follows:

•    7 basis points of the portion of the servicing UPB for GSEs if the Company remits interest or principal, or both, as scheduled, plus 3.5 basis points of total UPB of GSE servicing if the Company remits interest and principal as actually collected, plus 3.5 basis points of our non-agency servicing UPB, plus 10 basis points of our servicing UPB for Ginnie Mae, plus 50 basis points of the sum of loans held for sale and UPB of interest rate lock commitments after fallout adjustment.

•    Allowable assets for liquidity may include cash and cash equivalents (unrestricted), available for sale or held for trading investment grade securities (e.g., Agency MBS, Obligations of GSEs, US Treasury Obligations) and outstanding principal and interest, taxes and insurance and foreclosure servicing advances.

Since Rocket Mortgage’s single-family servicing portfolio exceeds $150 billion in UPB, we are also required to obtain an external primary servicer rating or master servicing rating and long-term senior unsecured or long-term corporate family credit ratings from two different rating agencies. As of December 31, 2024 and 2023, Rocket Mortgage was in compliance with these requirements.

The most restrictive of these regulatory requirements require the Company to maintain a minimum net worth of approximately $1,500,000, minimum liquidity of approximately $600,000 and capital/leverage ratio and risk-based capital ratio of 6% as of December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, Rocket Mortgage was in compliance with these requirements.

16. Segments

The Company’s Chief Executive Officer, who has been identified as its Chief Operating Decision Maker (“CODM”), has evaluated how the Company views and measures its performance. ASC 280, Segment Reporting establishes the standards for reporting information about segments in financial statements. In applying the criteria set forth in that guidance, the Company has determined that it has two reportable segments - Direct to Consumer and Partner Network. The key factors used to identify these reportable segments are the Company’s internal operations and the nature of its marketing channels, which drive client acquisition into the mortgage platform. This determination reflects how its CODM monitors performance, allocates capital and makes strategic and operational decisions. Management continues to reassess and enhance the methodologies and processes used to calculate financial results by reportable segment. The financial results by reportable segment may be revised as periodic enhancements are made.

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
($ In Thousands, Except Per Share Amounts Or Unless Otherwise Noted)
Direct to Consumer

In the Direct to Consumer segment, clients have the ability to interact with Rocket Mortgage digitally and/or with the Company’s mortgage bankers. The Company markets to potential clients in this segment through various brand campaigns and performance marketing channels. The Direct to Consumer segment generates revenue from originating, closing, selling and servicing predominantly agency-conforming loans, which are pooled and sold to the secondary market. This segment also produces revenue by providing title and settlement services and appraisal management to these clients as part of our end-to-end mortgage origination experience. Servicing activities are fully allocated to the Direct to Consumer segment as they are viewed as an extension of the client experience, which positions us to have high retention and recapture the clients’ next refinance, purchase and personal loan transactions.

Revenues in the Direct to Consumer segment are generated primarily from the gain on sale of loans, which includes loan origination fees, revenues associated with title, closing and appraisal fees and revenues from sales of loans into the secondary market, as well as the fair value of originated MSRs and hedging gains and losses. Loan servicing income consists of the contractual fees earned for servicing loans and other ancillary servicing fees, as well as changes in the fair value of MSRs due to changes in valuation assumptions and realization of cash flows.

Partner Network

We provide industry-leading client service and leverage our widely recognized brand to strengthen our wholesale relationships, through Rocket Pro, as well as enterprise partnerships, both driving growth in our Partner Network segment. Rocket Pro works exclusively with mortgage brokers, community banks and credit unions, enabling them to maintain their own brand and client relationships while leveraging Rocket Mortgage's expertise, technology and award-winning process. Our enterprise partnerships include financial institutions and well-known consumer-focused companies that value our award-winning client experience and offer their clients mortgage solutions through our trusted brand. These organizations connect their clients directly to us through marketing channels and referrals.

Revenues in the Partner Network segment are generated primarily from the gain on sale of loans, which includes loan origination fees, revenues associated with title, closing and appraisal fees and revenues from sales of loans into the secondary market, as well as the fair value of originated MSRs and hedging gains and losses.

Other Information About Our Segments

The Company measures the performance of the segments primarily on a contribution margin basis. The CODM uses the total revenue and profitability metrics of each segment to assess performance and allocation of resources by segment. The accounting policies applied by our segments are described in Note 1, Business, Basis of Presentation and Accounting Policies. Directly attributable expenses include Salaries, commissions and team member benefits, General and administrative expenses, Marketing and advertising expenses and Other expenses, such as mortgage servicing related expenses and expenses generated from Rocket Close (title and settlement services).

The Company does not allocate assets to its reportable segments as they are not included in the review performed by the CODM for purposes of assessing segment performance and allocating resources. The Consolidated Balance Sheet is managed on a consolidated basis and is not used in the context of segment reporting.

The Company also reports an “All Other” category that includes operations from Rocket Money, Rocket Loans and Rocket Homes and includes professional service fee revenues from related parties. These operations are neither significant individually nor in aggregate and therefore do not constitute a reportable segment.

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
($ In Thousands, Except Per Share Amounts Or Unless Otherwise Noted)
Key operating data for our business segments for the years ended:

Year Ended December 31, 2024	Direct to Consumer	Partner Network	Segments Total	All Other (1)	Total
Revenues
Gain on sale of loans, net	$2,362,879	$605,373	$2,968,252	$44,661	$3,012,913
Interest income	223,826	189,333	413,159	—	413,159
Interest expense on funding facilities	(170,844)	(144,749)	(315,593)	—	(315,593)
Servicing fee income	1,456,348	—	1,456,348	5,825	1,462,173
Changes in fair value of MSRs	(578,681)	—	(578,681)	—	(578,681)
Other income	599,019	19,871	618,890	487,937	1,106,827
Total U.S. GAAP Revenue, net	3,892,547	669,828	4,562,375	538,423	5,100,798
Change in fair value of MSRs due to valuation assumptions (net of hedges)	(199,188)	—	(199,188)	—	(199,188)
Adjusted revenue	3,693,359	669,828	4,363,187	538,423	4,901,610
Salaries, commissions and team member benefits	1,065,202	196,831	1,262,033	178,586	1,440,619
General and administrative expenses	279,141	25,278	304,419	60,456	364,875
Marketing and advertising expenses	653,132	9,327	662,459	160,615	823,074
Other expenses	145,573	8,880	154,453	4,818	159,271
Total directly attributable expenses	2,143,048	240,316	2,383,364	404,475	2,787,839
Contribution margin	$1,550,311	$429,512	$1,979,823	$133,948	$2,113,771

Year Ended December 31, 2023	Direct to Consumer	Partner Network	Segments Total	All Other (1)	Total
Revenues
Gain on sale of loans, net	$1,660,038	$371,392	$2,031,430	$34,862	$2,066,292
Interest income	182,097	145,351	327,448	—	327,448
Interest expense on funding facilities	(114,447)	(91,793)	(206,240)	(348)	(206,588)
Servicing fee income	1,396,639	—	1,396,639	5,141	1,401,780
Changes in fair value of MSRs	(700,982)	—	(700,982)	—	(700,982)
Other income	565,882	13,902	579,784	331,535	911,319
Total U.S. GAAP Revenue, net	2,989,227	438,852	3,428,079	371,190	3,799,269
Change in fair value of MSRs due to valuation assumptions (net of hedges)	(29,007)	—	(29,007)	—	(29,007)
Adjusted revenue	2,960,220	438,852	3,399,072	371,190	3,770,262
Salaries, commissions and team member benefits	1,014,178	200,958	1,215,136	179,289	1,394,425
General and administrative expenses	189,294	21,477	210,771	16,399	227,170
Marketing and advertising expenses	601,841	10,309	612,150	123,047	735,197
Other expenses	118,960	7,658	126,618	8,793	135,411
Total directly attributable expenses	1,924,273	240,402	2,164,675	327,528	2,492,203
Contribution margin	$1,035,947	$198,450	$1,234,397	$43,662	$1,278,059

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
($ In Thousands, Except Per Share Amounts Or Unless Otherwise Noted)

Year Ended December 31, 2022	Direct to Consumer	Partner Network	Segments Total	All Other (1)	Total
Revenues
Gain on sale of loans, net	$2,573,970	$540,234	$3,114,204	$23,213	$3,137,417
Interest income	222,621	125,034	347,655	2,936	350,591
Interest expense on funding facilities	(106,561)	(59,818)	(166,379)	(9)	(166,388)
Servicing fee income	1,455,121	—	1,455,121	3,516	1,458,637
Changes in fair value of MSRs	185,036	—	185,036	—	185,036
Other income	449,813	33,163	482,976	390,224	873,200
Total U.S. GAAP Revenue, net	4,780,000	638,613	5,418,613	419,880	5,838,493
Change in fair value of MSRs due to valuation assumptions, (net of hedges)	(1,210,947)	—	(1,210,947)	—	(1,210,947)
Adjusted revenue	3,569,053	638,613	4,207,666	419,880	4,627,546
Salaries, commissions and team member benefits	1,310,069	276,756	1,586,825	242,334	1,829,159
General and administrative expenses	208,867	40,923	249,790	24,060	273,850
Marketing and advertising expenses	808,822	33,449	842,271	101,798	944,069
Other expenses	190,092	11,189	201,281	(9,118)	192,163
Total directly attributable expenses	2,517,850	362,317	2,880,167	359,074	3,239,241
Contribution margin	$1,051,203	$276,296	$1,327,499	$60,806	$1,388,305

(1)    All Other includes certain intercompany eliminations, as a portion of expense generated through intercompany transactions is allocated to our segments.

The following table represents a reconciliation of segment contribution margin to consolidated U.S. GAAP Income (loss) before income taxes for the years ended:

	Year Ended December 31,
	2024	2023	2022
Contribution margin, excluding change in MSRs due to valuation assumptions	$2,113,771	$1,278,059	$1,388,305
Change in fair value of MSRs due to valuation assumptions (net of hedges)	199,188	29,007	1,210,947
Contribution margin, including change in MSRs due to valuation assumptions	2,312,959	1,307,066	2,599,252
Less expenses not allocated to segments:
Salaries, commissions and team member benefits	820,626	862,864	968,709
General and administrative expenses	528,279	575,696	632,344
Depreciation and amortization	112,917	110,271	94,020
Interest and amortization expense on non-funding debt	153,637	153,386	153,596
Other expenses	29,448	7,746	8,672
Income (loss) before income taxes	$668,052	$(402,897)	$741,911

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
($ In Thousands, Except Per Share Amounts Or Unless Otherwise Noted)

17. Non-controlling Interest

The non-controlling interest balance represents the economic interest in Holdings held by our Chairman and RHI. The following table summarizes the ownership of Holdings Units in Holdings as of:

	December 31, 2024		December 31, 2023
	Holdings Units	Ownership Percentage	Holdings Units	Ownership Percentage
Rocket Companies, Inc.'s ownership of Holdings Units	146,028,193	7.32%	135,814,173	6.84%
Holdings Units held by our Chairman	1,101,822	0.06%	1,101,822	0.06%
Holdings Units held by RHI	1,847,777,661	92.62%	1,847,777,661	93.10%
Balance at end of period	1,994,907,676	100.00%	1,984,693,656	100.00%

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

18. Share-based Compensation

Restricted stock units (“RSUs”), performance stock units ("PSUs") and stock options are granted to team members and directors of the Company and its affiliates under the 2020 Omnibus Incentive Plan. Share-based compensation expense is recognized on a straight-line basis over the requisite service period based on the fair value of the award on the date of grant, with forfeitures recognized as they occur.

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
($ In Thousands, Except Per Share Amounts Or Unless Otherwise Noted)
Stock Options

The Company has granted Stock Options to certain team members that generally vest and become exercisable over a three year period, with 33.33% vesting on the first anniversary of the grant date and the remaining 66.67% vesting ratably on a monthly basis over the 24 month period following the first anniversary of the grant date, subject to the grantee's employment or service with the Company through each applicable vesting date. The Stock Options will be exercisable, subject to vesting, for a period of 10 years after the grant date. The Stock Options activity for the period from December 31, 2021 to December 31, 2024 was as follows:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	24,500,416	$18.01	8.6 years	$—
Granted	60,000	8.38	—	—
Exercised	—	—	—	—
Expired	1,652,408	18.01	—	—
Forfeited	1,253,258	17.99	—	—
Outstanding as of December 31, 2022	21,654,750	$17.98	8.5 years	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	4,445,098	18.00	—	—
Forfeited	333,552	17.98	—	—
Outstanding as of December 31, 2023	16,876,100	$17.97	6.4 years	$366,000
Granted	—	—	—	—
Exercised	814,371	18.00	—	—
Expired	1,489,475	18.04	—	—
Forfeited	20,000	8.38	—	—
Outstanding as of December 31, 2024	14,552,254	$17.98	5.5 years	$115,200

There were no Stock Options granted for the period ending December 31, 2024. The Company had 14,552,254, 16,837,767 and 16,919,368 stock options exercisable as of December 31, 2024, 2023 and 2022, respectively.

The Company estimates the fair value of the Stock Options at the date of grant using the Black-Scholes option pricing model. The inputs to the Black-Scholes option pricing model are as follows:

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Expected volatility	N/A	N/A	34.0% - 36.4%
Expected dividend yield	N/A	N/A	1.5%
Risk-free interest rates	N/A	N/A	0.3% - 3.9%
Expected term	N/A	N/A	5.85 years

The weighted average grant-date fair value of options granted during 2022 was $3.11.

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

The RSU activity for the period from December 31, 2021 to December 31, 2024 was as follows:

	Number of Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Service Period
Outstanding as of December 31, 2021	13,357,317	$17.90	1.2 years
Granted	24,382,033	13.22	—
Vested	15,199,692	15.54	—
Forfeited	1,743,308	16.37	—
Outstanding as of December 31, 2022	20,796,350	$14.28	2.1 years
Granted	16,816,637	8.41	—
Vested	14,006,419	12.54	—
Forfeited	2,583,262	12.62	—
Outstanding as of December 31, 2023	21,023,306	$10.96	2.1 years
Granted	13,678,351	13.44	—
Vested	11,144,556	11.85	—
Forfeited	1,664,710	11.27	—
Outstanding as of December 31, 2024	21,892,391	$12.02	1.8 years

Performance Stock Units

The Company authorized 1,055,408 PSUs at target during the year ended December 31, 2024, that will vest based on the satisfaction of certain market, performance and service conditions.

The Company granted 527,704 PSUs that will cliff vest at the end of a three-year period based on the satisfaction of certain service and market conditions. The grant date fair value of these awards is $18.22 which was determined based on a Monte Carlo valuation model. No forfeitures had occurred as of December 31, 2024.

The Company granted 527,704 PSUs that will cliff vest at the end of a three-year period based on the satisfaction of certain service and performance conditions, which will be established by the Company at a future date. The Company has determined that the service inception date precedes the grant date and the fair value of these awards will be remeasured quarterly based on the current period share price until the awards are granted. This portion of the PSUs is not considered contingently issuable and is excluded from the calculation of earnings per share as of December 31, 2024.

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
($ In Thousands, Except Per Share Amounts Or Unless Otherwise Noted)
Team Member Stock Purchase Plan

The Company has an employee stock purchase plan, also referred to as the Team Member Stock Purchase Plan (“TMSPP”), under which eligible team members may direct the Company to withhold up to 15% of their gross pay to purchase shares of common stock at a price equal to 85% of the closing market price on the exercise date. The TMSPP is a liability classified compensatory plan and the Company recognizes compensation expense over the offering period based on the fair value of the purchase discount. Under the TMSPP, the Company is authorized to issue up to 20,526,316 shares of its common stock to qualifying team members. There were 2,524,819, 3,286,442 and 4,609,697 shares purchased during the year ended December 31, 2024, 2023 and 2022, respectively, under the TMSPP.

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

Share-based Compensation Expense

The components of share-based compensation expense included in Salaries, commissions and team member benefits on the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) is as follows:

	Year ended December 31,
	2024	2023	2022
Rocket Companies, Inc. sponsored plans
Restricted stock units (1)	$135,491	$156,841	$170,768
Performance stock units (2)	4,525	—	—
Stock options (3)	52	18,940	36,583
Team Member Stock Purchase Plan	5,018	4,271	5,714
Subtotal Rocket Companies, Inc. sponsored plans	$145,086	$180,052	$213,065
Rock Holdings, Inc sponsored plans
Restricted stock units	—	—	14,451
Stock options	—	—	1,295
Subtotal Rock Holdings, Inc. sponsored plans	$—	$—	$15,746

Subsidiary plans	397	82	123
Total share-based compensation expense	$145,483	$180,134	$228,934

(1)    Unrecognized compensation expense as of December 31, 2024 related to these RSUs was $214,346 and is expected to be recognized over a weighted average period of 1.8 years.

(2)    Unrecognized compensation expense as of December 31, 2024 related to these PSUs was $11,032 and is expected to be recognized over a weighted average period of 2.2 years.

(3)    Unrecognized compensation expense as of December 31, 2024 related to these Stock Options was zero.

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
($ In Thousands, Except Per Share Amounts Or Unless Otherwise Noted)

19. Earnings Per Share

Basic earnings per share of Class A common stock is computed by dividing Net income (loss) attributable to Rocket Companies by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted earnings per share of Class A common stock is computed by dividing Net income (loss) attributable to Rocket Companies by the weighted-average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive securities. There was no Class B common stock outstanding as of December 31, 2024, 2023 and 2022. See Note 17, Non-controlling Interest for a description of Paired Interests and their potential impact on Class A and Class B share ownership.

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

The following table sets forth the calculation of the basic and diluted earnings per share for the period:

	Years Ended December 31,
	2024	2023	2022
Net income (loss)	$635,828	$(390,080)	$699,933
Net (income) loss attributable to non-controlling interest	(606,458)	374,566	(653,512)
Net income (loss) attributable to Rocket Companies	29,370	(15,514)	46,421
Add: Reallocation of Net income attributable to vested, undelivered stock awards	—	—	22
Net income (loss) attributable to common shareholders	$29,370	$(15,514)	$46,443

Numerator:
Net income (loss) attributable to Class A common shareholders - basic	$29,370	$(15,514)	$46,443
Add: Reallocation of Net income (loss) attributable to dilutive impact of pro-forma conversion of Class D shares to Class A shares (1)	—	(283,042)	503,007
Add: Reallocation of Net income (loss) attributable to dilutive impact of share-based compensation awards (2)	—	(457)	545
Net income (loss) attributable to Class A common shareholders - diluted	$29,370	$(299,013)	$549,995
Denominator:
Weighted average shares of Class A common stock outstanding - basic	141,037,083	128,641,762	120,577,548
Add: Dilutive impact of conversion of Class D shares to Class A shares	—	1,848,879,483	1,848,879,483
Add: Dilutive impact of share-based compensation awards (3)	—	3,002,445	2,163,542
Weighted average shares of Class A common stock outstanding - diluted	141,037,083	1,980,523,690	1,971,620,573

Earnings (loss) per share of Class A common stock outstanding - basic	$0.21	$(0.12)	$0.39
Earnings (loss) per share of Class A common stock outstanding - diluted	$0.21	$(0.15)	$0.28

(1)    Net income (loss) calculated using the estimated annual effective tax rate of Rocket Companies, Inc.

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
($ In Thousands, Except Per Share Amounts Or Unless Otherwise Noted)
(2)    Reallocation of Net income (loss) attributable to dilutive impact of share-based compensation awards for the years ended December 31, 2024, 2023 and 2022 comprised of zero, $(441) and $491 related to RSUs and zero, $(16) and $54 related to TMSPP, respectively.

(3)    Dilutive impact of share-based compensation awards for the years ended December 31, 2024, 2023 and 2022 comprised of zero, 2,895,229 and 1,948,608 related to RSUs and zero, 107,216 and 214,934 related to TMSPP, respectively.

A portion of the Company RSUs, stock options, PSUs and shares issuable under the TMSPP were excluded from the computation of diluted earnings per share as the weighted portion for the period they were outstanding was determined to have an anti-dilutive effect.

RSUs excluded from the computation for the years ended December 31, 2024, 2023 and 2022 were 21,892,391, 8,892,219, and 19,165,177 respectively. Stock options excluded from the computation for the years ended December 31, 2024, 2023 and 2022 were 14,552,254, 16,876,100 and 21,654,750, respectively. PSUs excluded from the computation for the years ended December 31, 2024, 2023 and 2022 were 770,448, zero and zero, respectively. Shares issuable under the TMSPP excluded from the computation for the years ended December 31, 2024, 2023 and 2022 were 77,057, zero and zero.

For the years ended December 31, 2024, 2023 and 2022, 1,848,879,483 Holdings Units were outstanding, together with a corresponding number of shares of our Class D common stock, which were exchangeable, at our option, for shares of our Class A common stock. After evaluating the potential dilutive effect under the if-converted method, the outstanding Holdings Units for the assumed exchange of non-controlling interests were determined to be anti-dilutive and thus were excluded from the computation of diluted earnings per share for the year ended December 31, 2024. The Holding Units were determined to be dilutive for the year ended December 31, 2023 and 2022 and therefore were included in the earnings per share calculation.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report. This system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP. Based on such evaluation, our CEO and CFO have concluded that as of December 31, 2024, our disclosure controls and procedures are designed and effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f). Our management performed an assessment of the effectiveness of our internal control over financial reporting at December 31, 2024, based on the criteria of the “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective at December 31, 2024. Based on management’s assessment, we have concluded that our internal control over financial reporting was effective at December 31, 2024.

The effectiveness of our internal control over financial reporting has been audited by Ernst & Young LLP, Independent Registered Public Accounting Firm, as stated in its report which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in our management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) of the Exchange Act during the year ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Rocket Companies, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Rocket Companies Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Rocket Companies Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income (loss) and comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated March 3, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Detroit, Michigan
March 3, 2025

Item 9B. Other Information

Rule 10b5-1 Trading Arrangements

Our insider trading policy permits our officers and directors to establish pre-approved stock trading plans pursuant to Rule 10b5-1 promulgated under the Securities Exchange Act of 1934, as amended. Rule 10b5-1 allows insiders to adopt written stock trading plans at a time when they are unaware of material non-public information which establish predetermined trading parameters that do not permit the insider to subsequently exercise any influence over how, when or whether to effect trades. During the fourth quarter of 2024, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company informed the Company of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement or a “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K under the Exchange Act.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The required information is incorporated by reference from the Proxy Statement pertaining to our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the Company's fiscal year end covered by this Annual Report on Form 10-K.

Item 11. Executive Compensation

The required information is incorporated by reference from the Proxy Statement pertaining to our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the Company's fiscal year end covered by this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The required information is incorporated by reference from the Proxy Statement pertaining to our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the Company's fiscal year end covered by this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The required information is incorporated by reference from the Proxy Statement pertaining to our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the Company's fiscal year end covered by this Annual Report on Form 10-K.

Item 14. Principal Accountant Fees and Services

The required information is incorporated by reference from the Proxy Statement pertaining to our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the Company's fiscal year end covered by this Annual Report on Form 10-K.

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
10.03
Exchange Agreement, by and among RKT Holdings, LLC, Rocket Companies, Inc., Rock Holdings Inc., Daniel Gilbert and the holders of Holdings Units and shares of Class C Common Stock or Class D Common Stock from time to time party thereto (incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q, filed on November 12, 2020)

10.04
Third Amended and Restated Operating Agreement of Rocket, LLC (f/k/a RKT Holdings, LLC) (incorporated herein by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q, filed on August 6, 2024)

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
10.16#
Loan and Security Agreement, dated April 30, 2018, by and between Quicken Loans Inc., as borrower, and Federal Home Loan Mortgage Corporation, solely in its capacity as lender (incorporated herein by reference to Exhibit 10.24 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.17#
Amendment No. 1 to the Loan and Security Agreement, dated April 1, 2019, by and between Quicken Loans Inc., as borrower, and the Federal Home Loan Mortgage Corporation, solely in its capacity as lender (incorporated herein by reference to Exhibit 10.24.1 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.18
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

10.20#
Amendment Number Three to Loan and Security Agreement (MSR Facility) dated November 7, 2023 by and between Rocket Mortgage, LLC, as borrower, and Citibank, N.A., as lender (incorporated by reference to Exhibit 10.9 of the Company’s Quarterly Report on Form 10-Q filed on November 9, 2023)

10.21#*	Amendment Number Four to Loan and Security Agreement (MSR Facility) dated December 10, 2024 by and between Rocket Mortgage, LLC, as borrower, and Citibank, N.A., as lender
10.22#
Revolving Credit Agreement, dated as of July 2, 2024, by and among Rocket Mortgage, LLC, as Borrower, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q, filed on August 6, 2024)

10.23#*
Amendment No. 4 to Second Amended and Restated Master Repurchase Agreement dated as of November 26, 2024 among UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as buyer, Rocket Mortgage, LLC as a seller and One Reverse Mortgage, LLC, as a seller

10.24#
Amendment No. 1 to First Amended and Restated Master Repurchase Agreement, dated as of August 1, 2024, by and among Rocket Mortgage, LLC, as seller, and JPMorgan Chase Bank, N.A., its successors, assign and affiliates, as a buyer and as administrative agent for the buyers from time to time party thereto (incorporated herein by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2024)

10.25#
Amendment No. 5 to Master Repurchase Agreement, dated November 17, 2021, by and between Royal Bank of Canada, as buyer, and Rocket Mortgage, LLC., as seller (incorporated herein by reference to Exhibit 10.61 to the Company’s Annual Report on Form 10-K filed on March 1, 2022)

10.26#
Amended and Restated Master Repurchase Agreement, dated June 29, 2021, among Bank of America, N.A., as buyer, RCKT Mortgage SPE-A, LLC, as seller, and Quicken Loans, LLC, as guarantor (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on August 13, 2021)

10.27#
Amendment No. 1 to Amended and Restated Master Repurchase Agreement, dated as of May 4, 2022, by and between Bank of America, N.A., as buyer, RCKT Mortgage SPE-A, LLC, as seller and Rocket Mortgage, LLC (f/k/a Quicken Loans, LLC) as guarantor (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2022)

10.28
Amendment No. 2 to Amended and Restated Master Repurchase Agreement dated as of November 7, 2022 by and between Bank of America, N.A., as buyer, RCKT Mortgage SPE-A, LLC, as seller, and Rocket Mortgage, LLC, as guarantor (incorporated herein by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2022)

10.29
Amendment No. 3 to Amended and Restated Master Repurchase Agreement dated as of May 11, 2023 by and between Bank of America, N.A., as buyer, RCKT Mortgage SPE-A, LLC, as seller, and Rocket Mortgage, LLC, as guarantor (incorporated by reference as Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on November 9, 2023)

10.30#
Amendment No. 4 to Amended and Restated Master Repurchase Agreement dated as of September 8, 2023 by and between Bank of America, N.A., as buyer, RCKT Mortgage SPE-A, LLC, as seller, and Rocket Mortgage, LLC, as guarantor (incorporated by reference as Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q filed on November 9, 2023)

10.31
Amendment No. 5 to Amended and Restated Master Repurchase Agreement dated as of April 3, 2024, by and among Bank of America, N.A., as Buyer, RCKT Mortgage SPE-A, LLC, as Seller, and Rocket Mortgage, LLC, as Guarantor (incorporated by reference as Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on August 6, 2024)

10.32
Amendment No. 6 to Amended and Restated Master Repurchase Agreement dated as of May 15, 2024, by and among Bank of America, N.A., as Buyer, RCKT Mortgage SPE-A, LLC, as Seller, and Rocket Mortgage, LLC, as Guarantor (incorporated by reference as Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on August 6, 2024)

10.33
Amendment No. 7 to Amended and Restated Master Repurchase Agreement, dated as of October 3, 2024, by and between Bank of America, N.A., as buyer, RCKT Mortgage SPE-A, LLC, as seller, and Rocket Mortgage, LLC, as guarantor (incorporated by reference as Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on November 12, 2024)

10.34#
Master Repurchase Agreement, dated September 4, 2019, by and between Citibank, N.A., as buyer, and Quicken Loans Inc., as seller (incorporated herein by reference to Exhibit 10.19 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.35
Amendment Number One to Master Repurchase Agreement, dated April 15, 2020, by and between Citibank, N.A., as buyer, and Quicken Loans, LLC, as seller (incorporated herein by reference to Exhibit 10.19.1 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.36#
Amendment Number Two to Master Repurchase Agreement, dated September 24, 2021, by and between Citibank, N.A., as buyer, and Rocket Mortgage, LLC (f/k/a Quicken Loans, LLC), as seller (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report filed on November 9, 2021)

10.37
Amendment Number Three to Master Repurchase Agreement, dated September 27, 2021, by and between Citibank, N.A., as buyer, and Rocket Mortgage, LLC (f/k/a Quicken Loans, LLC), as seller (incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report filed on November 9, 2021)

10.38#
Amendment Number Four to Master Repurchase Agreement, dated June 24, 2022, by and between Citibank, N.A., as buyer, and Rocket Mortgage, LLC, as seller (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2022)

10.39
Amendment Number Five, dated as of November 7, 2023, between Rocket Mortgage, LLC and Citibank, N.A., to the Master Repurchase Agreement, dated as of September 4, 2019, between Rocket Mortgage, LLC and Citibank, N.A. (incorporated by reference as Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q filed on November 9, 2023)

10.40*
Amendment Number Six, dated as of December 10, 2024, between Rocket Mortgage, LLC and Citibank, N.A., to the Master Repurchase Agreement, dated as of September 4, 2019, between Rocket Mortgage, LLC and Citibank, N.A.

10.41
Omnibus Amendment to Master Repurchase Agreement, Pricing Side Letter, Guaranty and Margin, Setoff and Netting Agreement, dated as of April 20, 2020, by and among JPMorgan Chase Bank, National Association, as buyer, QL Ginnie EBO, LLC, as seller, QL Ginnie REO, LLC, as REO Subsidiary and Quicken Loans, LLC, as guarantor (incorporated herein by reference to Exhibit 10.22.2 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.42#
Amended and Restated Master Repurchase Agreement dated May 31, 2024, among JPMorgan Chase Bank, National Association, as Buyer, QL Ginnie EBO, LLC, as Seller, and QL Ginnie REO, LLC, as REO Subsidiary and Rocket Mortgage, LLC, as Guarantor (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2024)

10.43#†
Amendment No.1 to Amended and Restated Master Repurchase Agreement, dated as of August 1, 2024, among JPMorgan Chase Bank, National Association, QL Ginnie EBO, LLC, as seller, QL Ginnie REO, LLC, as REO Subsidiary, Rocket Mortgage, LLC, as owner and servicer and as guarantor (incorporated herein by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2024)

10.44
Guaranty, dated December 14, 2017 (as amended, restated, supplemented, or otherwise modified from time to time), by Quicken Loans Inc., as guarantor, in favor of JPMorgan Chase Bank, National Association, as buyer (incorporated herein by reference to Exhibit 10.23 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.45#
Lease, dated as of July 6, 2004, by and between PW/MS Op Sub I, LLC, as landlord, and Quicken Loans Inc., as tenant (incorporated herein by reference to Exhibit 10.25 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.46#
First Amendment to 800 Tower Drive Lease, dated as of July 13, 2005, by and between 800 Tower SPE LLC, as landlord, and Quicken Loans Inc., as tenant (incorporated herein by reference to Exhibit 10.25.1 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.47
Second Amendment to 800 Tower Drive Lease, dated as of October 31, 2005, by and between 800 Tower SPE LLC, as landlord, and Quicken Loans Inc., as tenant (incorporated herein by reference to Exhibit 10.25.2 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.48#
Third Lease Amendment, dated as of October 10, 2006, by and between 800 Tower SPE LLC, as landlord, and Quicken Loans Inc., as tenant (incorporated herein by reference to Exhibit 10.25.3 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.49#
Fourth Lease Amendment, dated as of March 21, 2007, by and between 800 Tower SPE LLC, as landlord, and Quicken Loans Inc., as tenant (incorporated herein by reference to Exhibit 10.25.4 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.50#
Fifth Amendment of Lease, dated as of May 4, 2009, by and between Gateway Lewis, LLC, as landlord, and Quicken Loans Inc., as tenant (incorporated herein by reference to Exhibit 10.25.5 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.51#
Sixth Amendment to Lease, dated as of April 30, 2012, by and between LSREF 2 Clover REO 2, LLC, as landlord, and Quicken Loans Inc., as tenant (incorporated herein by reference to Exhibit 10.25.6 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.52#
Seventh Amendment to Lease, dated as of May 25, 2012, by and between 800 NTCC, LLC, as landlord, and Quicken Loans Inc. as tenant (incorporated herein by reference to Exhibit 10.25.7 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.53#
Eighth Amendment to Lease, dated as of November 27, 2012, by and between 800 NTCC, LLC, as landlord, and Quicken Loans Inc., as tenant (incorporated herein by reference to Exhibit 10.25.8 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.54#
Ninth Amendment to Lease, dated as of April 29, 2013, by and between 800 NTCC, LLC, as landlord, and Quicken Loans Inc., as tenant (incorporated herein by reference to Exhibit 10.25.9 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.55#
Tenth Amendment to Lease, dated as of May 18, 2015, by and between 800 NTCC, LLC, as landlord, and Quicken Loans Inc., as tenant (incorporated herein by reference to Exhibit 10.25.10 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.56#
Eleventh Amendment to Lease, dated as of November 12, 2018, between 800 NTCC, LLC, as landlord, and Quicken Loans Inc., as tenant (incorporated herein by reference to Exhibit 10.25.11 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.57#
Twelfth Amendment to Lease, executed as of August 31, 2023, but effective as of August 30, 2023, between Zorro Troy LLC, as landlord, and Rocket Mortgage, LLC, as tenant (incorporated by reference as Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on November 9, 2023)

10.58#
Lease, dated January 19, 2015, by and between 1401 Rosa Parks Blvd, LLC., as landlord, and Quicken Loans Inc., as tenant (incorporated herein by reference to Exhibit 10.26 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.59#
Amended and Restated Lease, dated October 17, 2011, by and between 611 Webward Avenue, LLC, as landlord, and Quicken Loans Inc., as tenant (incorporated herein by reference to Exhibit 10.27 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.60#
First Amendment to Amended and Restated Lease, dated June 16, 2014, by and between 611 Webward Avenue Master Tenant, LLC, as landlord, and Quicken Loans Inc., as tenant (incorporated herein by reference to Exhibit 10.91 to the Company’s Annual Report on Form 10-K filed on March 1, 2022)

10.61#
Second Amendment to Amended and Restated Lease, dated July 19, 2016, by and between 611 Webward Avenue Master Tenant, LLC, as landlord, and Quicken Loans Inc., as tenant (incorporated herein by reference to Exhibit 10.92 to the Company’s Annual Report on Form 10-K filed on March 1, 2022)

10.62#
Third Amendment to Amended and Restated Lease, dated July 2, 2021, by and between 611 Webward Avenue Master Tenant, LLC, as landlord, and Quicken Loans, LLC, as tenant (incorporated herein by reference to Exhibit 10.93 to the Company’s Annual Report on Form 10-K filed on March 1, 2022)

10.63#
Fourth Amendment to Amended and Restated Lease dated August 10, 2022 by and between 611 Webward Avenue Master Tenant LLC and Rocket Mortgage, LLC (formerly known as Quicken Loans, LLC successor-by-conversion to Quicken Loans Inc.) (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2022)

10.64#
Lease, dated September 4, 2015, by and between 615 West Lafayette LLC, as landlord, and Quicken Loans Inc, as tenant (incorporated herein by reference to Exhibit 10.28 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.65#
First Amendment to Lease, dated September 4, 2015, by and between 615 West Lafayette LLC, as landlord, and Quicken Loans Inc., as tenant (incorporated herein by reference to Exhibit 10.95 to the Company’s Annual Report on Form 10-K filed on March 1, 2022)

10.66#
Second Amendment to Lease, dated June 3, 2016, by and between 615 West Lafayette LLC, as landlord, and Quicken Loans Inc., as tenant (incorporated herein by reference to Exhibit 10.96 to the Company’s Annual Report on Form 10-K filed on March 1, 2022)

10.67#
Third Amendment to Lease, dated January 6, 2017, by and between 615 West Lafayette LLC, as landlord, and Quicken Loans Inc., as tenant (incorporated herein by reference to Exhibit 10.97 to the Company’s Annual Report on Form 10-K filed on March 1, 2022)

10.68#
Fourth Amendment to Lease, dated April 18, 2019, by and between 615 West Lafayette LLC, as landlord, and Quicken Loans Inc., as tenant (incorporated herein by reference to Exhibit 10.98 to the Company’s Annual Report on Form 10-K filed on March 1, 2022)

10.69#
Fifth Amendment to Lease, dated January 1, 2023, by and between 615 W Lafayette Master Tenant LLC, successor landlord to 615 West Lafayette LLC, and Rocket Mortgage, LLC (formerly known as Quicken Loans, LLC, successor-by-conversion to Quicken Loans Inc.), as tenant (incorporated herein by reference to Exhibit 10.65 to the Company's Annual report on Form 10-K filed on March 1, 2023)

10.70#
Sixth Amendment to Lease, dated July 19, 2024, by and between 615 W Lafayette Master Tenant LLC, successor landlord to 615 West Lafayette LLC, and Rocket Mortgage, LLC (formerly known as Quicken Loans, LLC, successor-by-conversion to Quicken Loans Inc.), as tenant (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2024)

10.71#
Amended and Restated Lease, dated as of December 31, 2014, by and between 1000 Webward LLC, as landlord, and Quicken Loans Inc., as tenant (incorporated herein by reference to Exhibit 10.29 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.72#
First Amendment to Amended and Restated Lease, dated as of May 1, 2017, by and between 1000 Webward LLC, as landlord, and Quicken Loans Inc., as tenant (incorporated herein by reference to Exhibit 10.29.1 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.73#
Second Amendment to Amended and Restated Lease, dated as of December 17, 2018, by and between 1000 Webward LLC, as landlord, and Quicken Loans Inc., as tenant (incorporated herein by reference to Exhibit 10.29.2 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.74#
Third Amendment to Amended and Restated Lease, dated as of July 16, 2021, by and between 1000 Webward LLC, as landlord, and Quicken Loans, LLC, as tenant (incorporated herein by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q filed on November 9, 2021)

10.75#
Fourth Amendment to Amended and Restated Lease, dated as of July 31, 2022, by and between 1000 Webward LLC, as landlord, and Rocket Mortgage, LLC, as tenant (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2022)

10.76#
Fifth Amendment to Amended and Restated Lease dated December 12, 2022 by and between 1000 Webward LLC and Rocket Mortgage, LLC (formerly known as Quicken Loans, LLC) (incorporated herein by reference to Exhibit 10.70 to the Company’s Annual Report on Form 10-K filed on March 1, 2022)

10.77#
Sixth Amendment to Amended and Restated Lease (One Campus Martius) dated June 14, 2024, but effective as of May 1, 2024, by and between 1000 Webward LLC and Rocket Mortgage, LLC (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2024)

10.78#
Lease, dated May 20, 2016, by and between Higbee Mothership LLC, as landlord, and Quicken Loans Inc., as tenant (incorporated herein by reference to Exhibit 10.30 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.79
First Amendment to Lease, dated June 20, 2016, by and between Higbee Mothership LLC, as landlord, and Quicken Loans Inc., as tenant (incorporated herein by reference to Exhibit 10.30.1 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.80#
One North Central Office Lease, dated as of June 5, 2017, by and between AGP One North Central Owner LLC, as landlord, and Quicken Loans Inc., as tenant (incorporated herein by reference to Exhibit 10.31 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.81#
Amendment to Lease, dated as of March 14, 2018, by and between AGP One North Central Owner LLC, as landlord, and Quicken Loans Inc., as tenant (incorporated herein by reference to Exhibit 10.31.1 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.82#
Second Amendment to Lease, dated as of August 12, 2019, by and between AGP One North Central Owners LLC, as landlord, and Quicken Loans Inc., as tenant (incorporated herein by reference to Exhibit 10.31.2 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.83#
Third Amendment to Lease, dated as of October 14, 2019, by and between AGP One North Central Owner LLC, as landlord, and Quicken Loans Inc., as tenant (incorporated herein by reference to Exhibit 10.31.3 to the Company's Form S-1 (Registration No. 333-239726) filed on July 7, 2020)

10.84#
Fourth Amendment to Lease, dated as of December 30, 2020, by and between AGP One North Central Owner LLC, as landlord, and Quicken Loans, LLC, as tenant (incorporated herein by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q filed on November 9, 2021)

10.85#
Fifth Amendment to Lease (One North Central) dated as of May 9, 2024, by and between PFP 5 SUB ONC, LLC and Rocket Mortgage, LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2024)

10.86#
Lease Agreement, dated as of April 2, 2012, by and between TC Park South, LLC, as landlord, and Quicken Loans Inc., as tenant (incorporated herein by reference to Exhibit 10.110 to the Company’s Annual Report on Form 10-K filed on March 1, 2022)

10.87#
First Amendment to Lease Agreement, dated as of March 15, 2013, by and between TC Park South, LLC, as landlord, and Quicken Loans Inc., as tenant (incorporated herein by reference to Exhibit 10.111 to the Company’s Annual Report on Form 10-K filed on March 1, 2022)

10.88#
Second Amendment to Lease Agreement, dated as of April 29, 2015, by and between TDC Green Southpark, LLC, as landlord, and Quicken Loans Inc., as tenant (incorporated herein by reference to Exhibit 10.112 to the Company’s Annual Report on Form 10-K filed on March 1, 2022)

10.89#
Third Amendment to Lease Agreement, dated as of July 19, 2016, by and between CCP Property Owner Southpark LLC, as landlord, and Quicken Loans Inc., as tenant (incorporated herein by reference to Exhibit 10.113 to the Company’s Annual Report on Form 10-K filed on March 1, 2022)

10.90#
Fourth Amendment to Lease Agreement, dated as of December 21, 2017, by and between CCP Property Owner Southpark LLC, as landlord, and Quicken Loans Inc., as tenant (incorporated herein by reference to Exhibit 10.114 to the Company’s Annual Report on Form 10-K filed on March 1, 2022)

10.91#
Fifth Amendment to Lease Agreement, dated as of January 17, 2020, by and between Two Southpark, LLC, as landlord, and Quicken Loans Inc., as tenant (incorporated herein by reference to Exhibit 10.115 to the Company’s Annual Report on Form 10-K filed on March 1, 2022)

10.92+
Offer of Employment letter dated as of July 28, 2023, by and between RKT Holdings, LLC and Varun Krishna (incorporated by reference as Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed on November 9, 2023)

10.93+
Employment Agreement dated as of July 28, 2023, by and between RKT Holdings, LLC and Varun Krishna (incorporated by reference as Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed on November 9, 2023)

10.94#
Amendment No. 5 to Master Repurchase Agreement dated as of March 1, 2024 by and between Barclays Bank PLC, a public limited company formed under the laws of England and Wales, as buyer, and Rocket Mortgage, LLC, as seller (incorporated by reference as Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on May 7, 2024)

10.95+
Employment Agreement by and between RKT Holdings, LLC and Brian Brown, as amended October 2, 2022 (incorporated by reference as Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on August 9, 2023)

10.96+
Employment Agreement dated as of October 2, 2022, by and between RKT Holdings, LLC and Tina John (incorporated by reference as Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on August 9, 2023)

10.97+
Employment Agreement dated as of March 27, 2023, by and between RKT Holdings, LLC and Bill Emerson (incorporated by reference as Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed on August 9, 2023)

10.98+
Form of Director Restricted Stock Unit Agreement for use with Rocket Companies, Inc. 2020 Omnibus Incentive Plan (incorporated by reference as Exhibit 10.95 to the Company’s Annual Report on Form 10-K filed on February 27, 2024)

10.99	Rocket Companies, Inc. Annual Incentive Plan (incorporated by reference as Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on May 7, 2024)
10.100
Form of Performance-Based Restricted Stock Unit Award Agreement for Rocket Companies, Inc. 2020 Omnibus Incentive Plan (incorporated by reference as Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on May 7, 2024)

10.101#
Master Repurchase Agreement dated as of May 7, 2024 among Morgan Stanley Bank, N.A., as buyer, Morgan Stanley Mortgage Capital Holdings LLC, as agent and Rocket Mortgage, LLC, as seller (incorporated by reference as Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed on May 7, 2024)

10.102#*
Amendment Number One to Master Repurchase Agreement dated as of December 26, 2024 among Morgan Stanley Bank, N.A., as buyer, Morgan Stanley Mortgage Capital Holdings LLC, as agent and Rocket Mortgage, LLC, as seller

10.103#
Master Repurchase Agreement and Securities Contract, dated as of October 2, 2024, by and between Wells Fargo Bank, N.A., as buyer, Rocket Mortgage, LLC, as pledgor, and RCKT Mortgage SPE-B, LLC, as seller (incorporated by reference as Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on November 12, 2024)

19.1*	Rocket Companies, Inc. Insider Trading Policy
21.1*	Significant Subsidiaries of Rocket Companies, Inc.
23.1*	Consent of Ernst & Young LLP, independent registered public accounting firm
31.1*	Certification of CEO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)
31.2*	Certification of CFO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)
32.1*	Certification by the CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification by the CFO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Rocket Companies, Inc. Clawback Policy Effective as of September 27, 2023 (incorporated by reference as Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed on February 27, 2024)
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

+	Management contract or compensatory plan or arrangement.
*	Filed herewith.
#	Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The Company agrees to furnish supplementally an unredacted copy of the exhibit to the Securities and Exchange Commission upon its request.
†	Certain schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally to the SEC a copy of any such schedule upon request by the SEC.

Item 16. Form 10-K Summary

None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 3, 2025.

Rocket Companies, Inc.

By:	/s/ Varun Krishna
Name: Varun Krishna
Title: Chief Executive Officer and Director
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 3, 2025.

Signature	Title

/s/ Varun Krishna	Chief Executive Officer and Director
Varun Krishna	(Principal Executive Officer)

/s/ Brian Brown	Chief Financial Officer and Treasurer
Brian Brown	(Principal Financial Officer)

/s/ Noah Edwards	Chief Accounting Officer
Noah Edwards	(Principal Accounting Officer)

/s/ Daniel Gilbert	Chairman of the Board of Directors
Daniel Gilbert

/s/ William Emerson	Director
William Emerson

/s/ Jennifer Gilbert	Director
Jennifer Gilbert

/s/ Jonathan Mariner	Director
Jonathan Mariner

/s/ Alastair Rampell	Director
Alastair Rampell

/s/ Matthew Rizik	Director
Matthew Rizik

/s/ Suzanne Shank	Director
Suzanne Shank

/s/ Nancy Tellem	Director
Nancy Tellem