Form 10-K/A
period 2024-12-31
Rocket Companies, Inc.
filed 2025-04-28
CIK 1805284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
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
As of April 23, 2025, 150,926,360 shares of the registrant's Class A common stock, $0.00001 par value, and 1,848,879,483 shares of the registrant's Class D common stock, $0.00001 par value, were outstanding.
Explanatory note
On March 3, 2025, Rocket Companies, Inc. (together with its consolidated subsidiaries, is referred to throughout this report as the "Company", “Rocket”, “Rocket Companies”, “we”, “us” and “our”)  filed our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Original Form 10-K”). The Original Form 10-K omitted Part III, Item 10
(Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security
Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain
Relationships and Related Transactions, and Director Independence) and Item 14 (Principal Accountant Fees and
Services) in reliance on General Instruction G(3) to Form 10-K, which provides that such information may be either incorporated by reference from the registrant’s definitive proxy statement or included in an amendment to Form 10-K, in either case filed with the Securities and Exchange Commission (the “SEC”) not later than 120 days after the end of the fiscal year.
We currently expect that our definitive proxy statement for the 2025 annual meeting of stockholders will be filed later than the 120th day after the end of the last fiscal year. Accordingly, this Amendment No. 1 to Form 10-K (this “Amendment”) is being filed solely to:
•amend Part III, Item 10, Item 11, Item 12, Item 13 and Item 14 of the Original Form 10-K to include the information required by such Items;
•delete the reference on the cover of the Original Form 10-K to the incorporation by reference of portions of our proxy statement into Part III of the Original Form 10-K; and
•file new certifications of our principal executive officer and principal financial officer as exhibits to this Amendment under Item 15 of Part IV hereof, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the
“Exchange Act”).
On March 9, 2025, we entered into an agreement (the “Transaction Agreement”) to simplify our organizational and capital structure. We will collapse our current “Up-C” structure, eliminate our high-vote / low-vote structure and reduce our classes of common stock from four to two (the “Up-C Collapse”). The Up-C Collapse will simplify our organizational structure, improving our ability to use our common stock as acquisition currency in acquisition transactions, including the
Redfin Acquisition and the Mr. Cooper Acquisition (each as defined below), creating a clearer corporate profile and enhancing equity liquidity.
On March 9, 2025, we also entered into an agreement to purchase Redfin Corporation, a Delaware corporation (“Redfin”), in an all-stock transaction (the “Redfin Acquisition”) in which Redfin stockholders will receive 0.7926 shares of our Class A common stock per share of Redfin common stock.
On March 31, 2025, we entered into an agreement to purchase Mr. Cooper Group Inc., a Delaware corporation (“Mr.
Cooper”), in an all-stock transaction (the “Mr. Cooper Acquisition”) in which Mr. Cooper stockholders will receive 11.00 shares of our Class A common stock per share of Mr. Cooper common stock.
This Amendment does not otherwise change or update any of the disclosures set forth in the Original Form 10-K and does not otherwise reflect any events occurring after the filing of the Original Form 10-K, including the Up-C Collapse, the
Redfin Acquisition and the Mr. Cooper Acquisition. Accordingly, this Amendment should be read in conjunction with the
Original 10-K and our other SEC filings subsequent to the date of the Original Form 10-K.
Special note regarding forward-looking statements
This Form 10-K/A contains forward-looking statements, which involve risks and uncertainties. These forward-looking statements are generally identified by the use of forward-looking terminology, including the terms “anticipate,” “believe,”
“could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would” and, in each case, their negative or other various or comparable terminology. All statements other than statements of historical facts contained in this Form 10-K/A, including statements regarding the Up-C Collapse, the Redfin Acquisition and the Mr.
Cooper Acquisition are forward-looking statements. As you read this Form 10-K/A, you should understand that these statements are not guarantees of performance or results. They involve known and unknown risks, uncertainties and assumptions, including those described under the heading “Risk Factors” in the Original Form 10-K and subsequent reports we file with the SEC. Although we believe that these forward-looking statements are based upon reasonable assumptions, you should be aware that many factors, including those described under the heading “Risk Factors” in the
Original Form 10-K and subsequent reports we file with the SEC, could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements.
Our forward-looking statements made herein are made only as of the date of this Form 10-K/A We expressly disclaim any intent, obligation or undertaking to update or revise any forward-looking statements made herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statements are based. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this Form 10-K/A.

Rocket Companies, Inc.
Form 10-K/A
For the period ended December 31, 2024

Part III
Item 10. Directors, Executive Officers and Corporate
Governance
Director backgrounds and qualifications
The names of the members of Rocket's Board of Directors (the "Board"), their classes and term expiration, their respective ages, their positions with Rocket and other biographical information as of April 28, 2025 are set forth below.
Class II directors with terms expiring in 2025

Dan Gilbert, Chairman of our Board

Age: 63
Director and Chairman since: March 2020
Chairman of Rocket Mortgage since: 1985
Dan Gilbert is the Chairman of our Board. Dan is the founder of Rocket Mortgage, where he is currently a manager and served as Chairman of the board of directors from 1985 to 2020. He also served as the Chief Executive Officer of Rocket
Mortgage from 1985 to 2002. Prior to the Up-C Collapse, Dan is the majority owner of Rock Holdings Inc., our principal stockholder (“RHI”), and the Chairman of its board of directors, a position he has held since 2002. Dan was appointed as
CEO and President of RHI in March 2023, and Dan also serves in officer and director roles for certain RHI affiliates. Dan is the majority owner of the NBA Cleveland Cavaliers basketball team and the operator of the Rocket Arena in Cleveland,
Ohio. Furthermore, he is the Chairman of ROCK and majority shareholder and founder of the real estate investment firm
Bedrock, which has invested and committed billions to acquiring and developing more than 100 properties, including new construction of ground up developments in downtown Detroit and Cleveland, and totaling more than 18 million square feet in Detroit’s downtown urban core. In February 2016, Dan co-founded Detroit-based StockX, the world’s first “stock market of things,” combining the visible, liquid, anonymous, and transparent benefits of a stock market with the online consumer secondary market. In 2015, Dan and Jennifer Gilbert established the Gilbert Family Foundation and in 2017, formed NF
Forward to fund cutting-edge research dedicated to finding a cure for neurofibromatosis (NF). Dan earned his Bachelor’s degree from Michigan State University and his law degree from Wayne State University.
As our founder and Chairman and a national leader in the mortgage industry, Dan has provided us with critical leadership during our entire 40-year history, including his service as Chief Executive Officer from 1985 until 2002. In that role, he pioneered the digitization of mortgages in America, revolutionized the mortgage industry, and created our ISMs as the guiding principles and philosophy for our team members, which continue to define our corporate culture as well as fundamental corporate strategies and innovation. Our Board also benefits from his in-depth industry knowledge and significant relationships with key business partners and national business leaders.
Favorite ISM: Always Raising Our Level Of Awareness.

Class II directors with terms expiring in 2025, continued

Alastair (Alex) Rampell, Director (Independent)

Age: 43
Director since: February 2024
Public Company Boards: Current •Wise Ltd. (since 2021; LSE: WISE.L), a UK-based foreign exchange financial technology company
Alex Rampell is a member of our Board. Alex has been a General Partner at Andreessen Horowitz, where he focuses on financial services, since October 2015. Alex serves on the boards of several Andreessen Horowitz portfolio companies and has led a number of Andreessen Horowitz’s investments. Prior to joining Andreessen Horowitz, Alex co-founded multiple companies including Affirm, FraudEliminator, Point, TrialPay, TXN, and Yub. He currently is a member of the board of directors of Wise, Ltd., a position he has held since 2021, and from 2015 to 2017, he was a member of the board of directors of KCG Holdings, Inc. He holds a Bachelor’s degree in Applied Mathematics and Computer Science from
Harvard University.
Alex is one of the world’s experts on artificial intelligence and provides a unique perspective on the intersection of technology, finance and emerging trends. Alex contributes his senior leadership and private board experience and financial services expertise to our Board from his service to the portfolio companies of Andreessen Horowitz, as well as his prior serial entrepreneurship, including cofounding many tech-driven financial companies. Alex also has significant expertise in business strategy, emerging trends, innovation and technology, including responsible use of artificial intelligence, and corporate governance. He also has public company experience with a foreign-listed company.
Favorite ISM: Obsessed With Finding A Better Way.

Class II directors with terms expiring in 2025, continued

Nancy Tellem, Director (Independent)

Age: 72
Director since: August 2020
Committee memberships: Audit, Compensation
Public Company Boards:
Current
•TKO Group Holdings, Inc. (since 2023; NYSE: TKO), a premium sports and entertainment company
+ Audit (Member)
Last five years
•Nielsen Holdings plc. (2019 to 2022; NYSE: NLSN), a global measurement and data analytics company
+ Nominating and Governance (Chair), Compensation (Member)
• Gores Guggenheim, Inc. (2021 to 2023; Nasdaq: GGPI), a blank check company, or a SPAC
+ Audit (Member), Compensation (Member)
•UTA Acquisition Corporation (2021 to 2023; Nasdaq: UTAA), a blank check company, or a SPAC
+ Audit (Member), Compensation (Member)

Nancy Tellem is a member of our Board. Nancy is the Executive Chairperson of Eko, a media and technology company that brings products to life with its proprietary visual commerce suite powered by its AI studio. Nancy has held this role since 2014. Nancy holds board and advisory positions at numerous digital and media-related companies, including Eko,
League Apps, Basblue and Sipur Studios and is a board member of Cranbrook Art Academy and Museum. Nancy also is a director of TKO Group Holdings, Inc., and previously served as a director of Gores Guggenheim, Inc., UTA Acquisition
Corporation, Nielsen Holdings and Metro-Goldwyn-Mayer. Nancy previously has held executive positions at several leading entertainment companies, including Xbox Entertainment Studios, CBS, and Warner Brothers. Nancy earned a
Bachelor’s degree from University of California, Berkeley, and a J.D. degree from UC Hastings College of the Law.
Having served in numerous executive leadership roles at prominent digital, entertainment and media-related companies,
Nancy contributes to our Board her significant experience in business strategy, game-changing innovation and technology, insights on culture and branding, as well as accounting and finance expertise. Nancy also has public company board experience, from which she contributes significant knowledge on key oversight functions. Our Board has determined that she qualifies as an audit committee financial expert under SEC rules.
Favorite ISM: Numbers And Money Follow; They Do Not Lead.

Class III directors with terms expiring in 2026

Varun Krishna, Chief Executive Officer, Director

Age: 43
Director since: December 2023
Varun Krishna is our Chief Executive Officer. Varun has held this position since September 2023. As CEO of Rocket
Companies and as CEO of Rocket Mortgage, Varun is responsible for guiding business strategy and overseeing its implementation as well as overseeing how Rocket’s brands and products work together as an ecosystem. He previously served as Executive Vice President and General Manager of Intuit Inc.’s Consumer Group from May 2022 to September
2023, holding the positions of Senior Vice President and General Manager of Growth Products and Senior Vice President
and General Manager of Mint, from February 2022 and January 2020, respectively. He joined Intuit in September 2015 as
Vice President of Product for Intuit’s TurboTax business unit and became Senior Vice President of Product for TurboTax and Mint in August 2019. At Intuit, Varun was responsible for overseeing the organization’s end-to-end suite of consumer and tax products and services, including TurboTax and TurboTax Live. Prior to Intuit, Varun held executive positions at
PayPal, Groupon, and BetterWorks after spending some of his early career at Microsoft overseeing a variety of product lines and features. Varun holds a Bachelor’s degree in Computer Engineering from the University of Waterloo in Canada.
Varun contributes his significant executive leadership experience and business acumen gained within the fintech industry to our Board, while also providing his unique insights as our Chief Executive Officer. Varun has a proven track record of driving product growth and enhancing client experiences through strategy and innovation. His entrepreneurial mindset and tech-forward vision make him a key asset to the Board.
Favorite ISM: Obsessed With Finding A Better Way.

Class III directors with terms expiring in 2026, continued

Matthew Rizik, Director

Age: 70
Director since: March 2020
Committee memberships: Compensation (Chair), Nominating and Governance (Chair)
Matthew Rizik is a member of our Board as well as a director of RHI. The Company has also engaged Matthew as a consultant since 2020. Matthew’s compensation is provided entirely pursuant to his role as a consultant, and he is not compensated additionally for his service on the Board or as a director of RHI. Matthew joined RHI in 2012 as the Chief
Tax Officer and is currently Treasurer, Chief Financial Officer and Chief Tax Officer. In February 2023, Matthew was
appointed as the Chief Executive Officer of ROCK. Prior to joining RHI, Matthew was a tax partner with
PricewaterhouseCoopers LLP in Detroit, where he had over 31 years of experience serving Fortune 500 public companies. Matthew currently serves as a board member of ROCK, Bedrock, Rocket Mortgage, Rocket Classic, the
Cleveland Cavaliers, the Motown Museum Legacy Council, City Year, Gilbert Family Foundation, Rocket Giving Fund and
NF Forward. Matthew is a Certified Public Account and is a member of the American Institute of Certified Public
Accountants and the Michigan Association of CPAs. Matthew earned a Bachelor’s degree in Accounting and a Master’s degree in Business Administration from Michigan State University.
Matthew is qualified to serve as a member of our Board due to his significant senior leadership experience in the areas of accounting and tax. As Chief Financial Officer of RHI with prior experience serving prominent companies in the banking and mortgage industries, his significant knowledge and experience brings important perspective on our business strategy, operating structure, operations and general industry conditions.
Favorite ISM: You’ll See It When You Believe It.

Class III directors with terms expiring in 2026, continued

Suzanne Shank, Director (Independent)

Age: 63
Director since: August 2020
Committee memberships: Audit, Nominating and Governance
Public Company Boards:
Current
•CMS Energy and Consumer’s Energy (since 2019; NYSE: CMS), an electric and natural gas utility provider
+ Audit (Member), Executive (Member), Finance (Chair)
•White Mountains Insurance Group Ltd. (since 2021; NYSE: WTM), a Bermuda company engaged in the business of making acquisitions in the insurance, financial services and related sectors
+ Finance (Member), Compensation and Nominating and Governance (Member)
Last five years
•American Virtual Cloud Technologies (2017 to 2020; Nasdaq: AVCT), a blank check company, or a SPAC
+ Audit (Member), Nominating (Member)

Suzanne Shank is a member of our Board. Suzanne is the President, CEO and co-founder of Siebert Williams Shank &
Co., LLC, a full-service investment banking firm offering debt and equity origination services to a wide range of Fortune
500 companies and debt underwriting for municipal clients nationally. She has held this role since 2019. Previously,
Suzanne was Chairperson and CEO of Siebert Cisneros Shank & Co., L.L.C., a firm which she co-founded in 1996.
Suzanne currently serves as a board member of CMS Energy and Consumers Energy as well as White Mountains
Insurance Group Ltd., and also serves on private company boards of the Kresge Foundation, the Skillman Foundation, the
Detroit Regional Chamber (Executive Committee), Partnership for New York City, and the Spelman College Board of
Trustees. She formerly served on the board of SIFMA, the SEC’s Fixed Income Market Structure Advisory Committee, the
Municipal Securities Rulemaking Board and the Bipartisan Policy Center’s CEO Council on Infrastructure. Suzanne
earned a Bachelor’s degree in Civil Engineering from the Georgia Institute of Technology and a Master’s degree in
Business Administration from the Wharton School, University of Pennsylvania.
Suzanne’s senior leadership experience in the financial services industry is of particular importance to our Board given the
Company’s ongoing business and strategy. Further, her experience as a current and former director of other public companies provides our Board with an important perspective on many fundamental areas of oversight, including governance, finance, accounting, stockholder engagement and risk management. Our Board has determined that she qualifies as an audit committee financial expert under SEC rules.
Favorite ISM: Do The Right Thing.

Class I directors with terms expiring in 2027

Bill Emerson, President, Director

Age: 62
Director since: February 2023
Bill Emerson is a member of our Board, and has served as our President since September 5, 2023. In this executive position, he is a strategic advisor to the CEO. He served as our Chief Operating Officer from September 2023 until June
2024 as well as our Interim Chief Executive Officer from June 2023 to September 2023. Bill was previously Vice Chairman of RHI, a position he held from February 2017 until May 2023, and he served in a leadership role at Bedrock Management
Services LLC (“Bedrock”) from July 2020 until February 2023. In both roles, he was responsible for leadership, growth and development of culture. From 2002 to 2017, Bill was Chief Executive Officer of Rocket Mortgage, the Company’s flagship business, a position he held for 15 years. Bill is a member of the board of directors of the United Way of Southeast
Michigan; Detroit Economic Club; Detroit Sports Organizing Committee; Housing Policy Council; Rocket Giving Fund;
Rocket Classic; The Parade Company; the Detroit Children’s Fund and the Skillman Foundation. Bill earned a Bachelor’s degree in business from Penn State University.
Bill’s extensive leadership roles in our key businesses for many years gives him a unique understanding of our business, culture and history through many economic cycles, which is particularly critical given recent executive transitions and the current macroeconomic challenges. His senior leadership experience also provides our Board with valuable perspective in significant areas of oversight such as long-term strategy, budgeting, risk management, human capital management and succession planning.
Favorite ISM: You’ll See It When You Believe It.

Class I directors with terms expiring in 2027, continued

Jennifer Gilbert, Director

Age: 56
Director since: March 2020
Committee memberships: Nominating and Governance
Jennifer Gilbert is a member of our Board. Jennifer is the wife of Dan Gilbert. Jennifer has been a director of RHI since
2019 and currently serves as a board member of ROCK and the Gilbert Family Foundation. With more than 20 years of experience in interior design, Jennifer Gilbert has evolved her expertise to serve as the Founder and Creative Director of
Detroit-based POPHOUSE, a commercial design firm specializing in utilizing data and industry research to provide cutting-edge workplaces for clients across a broad spectrum of industries since 2013. Jennifer also founded Amber
Engine in 2015, a Detroit-based home furnishings services and solutions technology company. Amber Engine’s mission is to provide the most accurate, complete and timely record of product data for the $275 billion home furnishings industry through its easy-to-use, flexible and affordable cloud-based SaaS solutions. Amber Engine was sold to Material Bank in
March 2022. Prior to Amber Engine, Jennifer founded Doodle Home, a digital platform for residential interior designers.
Doodle Home was sold to Dering Hall in 2015. Jennifer is active with a number of non-profits focused on the arts, Jewish causes and finding a cure for neurofibromatosis (NF). She is President of NF Forward, Chair of the Cranbrook Academy of
Art Board of Governors. Jennifer founded the Detroit Art Collection to beautify and inspire public spaces and structures in downtown Detroit with sculptural and mixed media works from local, as well as national artists, galleries and dealers.
Jennifer earned her Bachelor of Arts in Interior Design at Michigan State University.
As a founder of companies focused on delivering a strong client experience surrounding data, research and technology-
driven solutions, Jennifer contributes to our Board her significant business and leadership experience in the areas of innovation and technology, entrepreneurship and strategic thinking and client experience. Further, her commitment to notable non-profit businesses serving key community needs provides her insight to the key drivers and importance of culture, sustainability and human capital.
Favorite ISM: Every Client. Every Time.

Class I directors with terms expiring in 2027, continued

Jonathan Mariner, Director (Independent)

Age: 70
Director since: March 2020
Committee memberships: Audit (Chair), Compensation
Public Company Boards:
Current
•Five9, Inc. (since 2023; Nasdaq: FIVN), a provider of cloud contact centers
+ Audit (Member)
•OneStream, Inc. (since 2024; Nasdaq: OS), an enterprise finance management platform
+ Audit (Member)
Last five years
•Tyson Foods, Inc (2019 to 2025; NYSE: TSN), a global food company
•Enjoy Technology, Inc. (2021 to 2022; a public company through July 2022; Nasdaq: ENJY), an eCommerce company

Jonathan Mariner is a member of our Board. Jonathan has served as the Founder and President of TaxDay, LLC, a mobile residency tax tracking application, since April 2016. Jonathan previously served in various roles for Legacy EJY, Inc.
(formerly known as Enjoy Technology, Inc.), an operator of mobile retail stores that went public in 2021, including as a member of the board of directors (from December 2020 to September 2022), Chief Administrative Officer (from December
2020 to September 2022), and Chief People Officer (from February 2021 to January 2022). On June 30, 2022, Enjoy filed voluntary petitions under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the
District of Delaware. He also served in executive leadership roles at the Major League Baseball, including as Chief
Investment Officer from January 2015 to May 2016 and as Executive Vice President and Chief Financial Officer from
March 2002 to December 2014, and as Interim Head of Regional Sports Networks for The Walt Disney Company in 2019
prior to their sale to Sinclair Broadcasting. Prior to his position at the Major League Baseball, he was the Chief Financial
Officer for the Florida Marlins Baseball Club, Florida Panthers Hockey Club and Dolphins Stadium. He has served as a board member of Five9, Inc. since May 2023 and OneStream, Inc. since July 2024, and various other private companies and organizations, including McGraw-Hill Education since 2016 and IEX Group, Inc. since 2016. He previously served as a board member of Tyson Foods, Inc., Ultimate Software Group Inc. and FM Global Insurance, Inc. Jonathan earned a
Bachelor’s degree from the University of Virginia and a Master’s degree in Business Administration from the Harvard
Business School. He was previously a certified public accountant.
Through his numerous executive roles and as a former CPA, Jonathan contributes to our Board with significant leadership experience in finance, investments, human capital, compliance, accounting and strategy. Further, through his experience at Enjoy Technology and as founder of a software company, he also has experience in technology, client development and user experience, and industry disruptive innovation. Jonathan’s ongoing service as a director of other public company boards also provides critical knowledge on key oversight functions. Our Board has determined that he qualifies as an audit committee financial expert under SEC rules, providing the basis for his critical leadership as our Audit Committee Chair.
Favorite ISM: We’ll Figure It Out.

Executive officer backgrounds and qualifications
Set forth below are descriptions of the backgrounds of each executive officer of the Company as of
April 28, 2025.

Varun Krishna, Chief Executive Officer, Director
Age: 43
See “Item 10. Directors, Executive Officers and Corporate Governance – Director
backgrounds and qualifications” for biographical and other information regarding Varun.

Bill Emerson, President, Director
Age: 62
See “Item 10. Directors, Executive Officers and Corporate Governance – Director
backgrounds and qualifications” for biographical and other information regarding Bill.

William Banfield, Chief Business Officer
Age: 53
Bill Banfield is our Chief Business Officer. He has held this position since March 2024. In this role, Bill is responsible for overseeing critical business areas including capital markets, mortgage servicing and government affairs. Under Bill’s leadership, the company navigates the ever-evolving financial landscape, safeguarding the company’s interests while fostering growth. Bill’s team creates innovative mortgage offerings that help more Americans responsibly achieve homeownership, manages its interest rate risk, and partners with the government regarding the mortgage market and home accessibility. Bill also serves on the
Mortgage Bankers Association Board of Directors and is a sought-after commentator on mortgage and personal finance topics. Bill joined Rocket Mortgage in 1999, holding many leadership roles in capital markets over the last 25 years, including most recently as Chief
Risk Officer since January 2020, and Executive Vice President – Capital Markets from
February 2017 to January 2020. Before Rocket, Bill served at MCA Mortgage and
Lambrecht Mortgage Company. He earned his Bachelor’s degree in Finance from Western
Michigan University.
Favorite ISM: Innovation is rewarded, Execution is Worshipped.

Brian Brown, Chief Financial Officer and Treasurer
Age: 46
Brian Brown is our Chief Financial Officer and Treasurer. Brian has held these positions since November 2022. In these positions, Brian is responsible for the accounting, finance, treasury, tax, investor relations and procurement functions, while also overseeing the internal audit work. Brian previously served as our Chief Accounting Officer since our initial public offering in August 2020. In his role as Chief Accounting Officer, Brian led our accounting, finance, treasury and procurement functions. He also serves as the Treasurer of
Rocket Mortgage, LLC. Brian previously held a number of roles at Rocket Mortgage, LLC from 2014 to 2020, including Senior Vice President of Accounting and Finance. Prior to
joining Rocket Mortgage, LLC, Brian spent eight years as a senior manager at Ernst &
Young serving financial services and mortgage banking clients. Brian earned his Bachelor’s degree in Accounting from Wayne State University.
Favorite ISM: Numbers And Money Follow; They Do Not Lead.

Heather Lovier, Chief Operating Officer
Age: 51
Heather Lovier serves as the Chief Operating Officer at Rocket, a role she has held since
June 2024. In this position, she oversees the entire homeownership experience within the organization, with a particular emphasis on delivering a world-class experience for our clients and leveraging artificial intelligence to enhance the journey. Heather leads the strategy for Rocket Mortgage’s Banking and Client Experience Operations teams, ensuring seamless integration with its sister companies, Amrock Holdings, LLC and Rocket Homes
Real Estate LLC. Prior to becoming COO, Heather was the Chief Client Experience Officer
from November 2021 to March 2024. She also held various Vice President roles from 2015 to 2021, where she led the Client Experience team, and from 2010 to 2015, where she led the Business Development team. Heather began her career at Rocket in 2003 as a loan analyst in Operations before transitioning to the Mousetrap team in 2005. Before joining
Rocket, she spent eight years honing her leadership skills at an automotive supplier, where she led a customer service team.
Favorite ISM: Obsessed with Finding a Better Way

Shawn Malhotra, Chief Technology Officer
Age: 43
Shawn Malhotra is our Chief Technology Officer. He has held this position since May 2024.
In this role, Shawn oversees the development and implementation of technology across the entire Rocket Companies’ ecosystem. Shawn is especially focused on increasing the rate of innovation and execution in the organization and amplifying Rocket’s AI initiatives driving the company toward its goal of AI-fueled homeownership. In addition, he has oversight of the company’s data science, product engineering, technology operations and information security. Prior to joining Rocket Companies, Shawn worked at Thomson Reuters
Corporation, including as Head of Engineering from September 2020 to May 2024, Chief
Technology Officer of the Corporate Technology business unit from August 2018 to
September 2020, and Vice President, Toronto Technology Centre from February 2017 to
August 2018. Previously, Shawn served as the Site Director, Software Engineering for Intel
Corporation from August 2013 to February 2017. Prior to Intel, Shawn served as Manager,
Software Engineering at Altera Corporation from 2005 to 2013. He began his career in technology at Qualcomm Incorporated as a software engineer in 2000. Shawn earned a
Bachelor of Applied Science degree in Computer Engineering at the University of Waterloo,
and a Master of Engineering degree at the University of Toronto and is credited with five issued U.S. patents and two published papers.
Favorite ISM: You’ll see it when you believe it.

Jonathan Mildenhall, Chief Marketing Officer
Age: 57
Jonathan Mildenhall, a British-American, is the first-ever Chief Marketing Officer for Rocket
Companies, a position he has held since January 2024. He is responsible for creating a unified and compelling voice for all businesses under the Rocket Companies umbrella, with all marketing and communications teams for the Rocket brands reporting directly to him.
Jonathan is also the Co-Founder and served as the Executive Chairman of
TwentyFirstCenturyBrand since 2018, a consumer brand strategy and marketing consultancy firm, and serves on the board of Sonos, Inc. (Nasdaq: SONO) and Fanatics,
Inc. He previously served on the board of Peloton Interactive (Nasdaq: PTON) from
February 2022 to December 2023 and the board of Northern Star Investment Corp. IV
(NYSE: NSTD), a special purpose acquisition company, from March 2021 to September
2023. Jonathan has more than 30 years of experience building and promoting large, brand-
focused companies. Prior to co-founding TwentyFirstCenturyBrand, Jonathan served as the first Chief Marketing Officer of Airbnb from 2014 to 2018. Before Airbnb, Jonathan led Coca-
Cola’s marketing initiatives as Senior Vice President of integrated marketing communication and design excellence from 2013 to 2014 and as Senior Vice President of global advertising strategy and content excellence from 2007 to 2013. Earlier in his career, Jonathan served in various management positions in marketing and advertising at The Mother Group, TBWA UK
Group Limited, DLKW Lowe, and Bartle Bogle Hegarty, Inc. Jonathan holds a Higher
National Diploma in Business and Finance from The Manchester Metropolitan University. He completed the Advanced Management Program at Harvard Business School, and holds an
Honorary Doctorate in Business Administration from The Manchester Metropolitan
University.
Favorite ISM: It’s not about who is right; it’s about what is right.

Family relationships
Except for Dan Gilbert and Jennifer Gilbert, who are husband and wife, there are no other immediate family relationships among any of our directors or executive officers.
Delinquent Section 16(a) reports
Section 16(a) of the Exchange Act requires our directors, our executive officers and persons who beneficially own more than 10% of a registered class of our equity securities (“insiders”) to file reports with the SEC regarding their pecuniary interest in our equity securities and any changes thereto. Based on our review of the insiders’ forms filed with the SEC during 2024 and representations made by the directors and executive officers, one transaction involving the withholding of shares of our common stock upon the vesting of RSUs was filed late on a Form 4 for Noah Edwards due to an administrative oversight.
Corporate governance
Our Board has general oversight responsibility for the business and affairs of the Company. The directors, in exercising their duties, represent and act on behalf of the stockholders. Our Board serves as the ultimate decision-making body of the Company, except for those matters reserved to (or shared with) our stockholders. Our Board is responsible for overseeing senior management, which is, in turn, responsible for the operations of the Company. Although our Board does not have responsibility for our day-to-day management, it stays regularly informed about our business and provides guidance to senior management through periodic meetings and other informal engagement.
Our Board and Board Committees meet throughout the year at regularly scheduled meetings and informational sessions, and also hold special meetings, strategy day meetings and act by written consent as appropriate. The non-management directors hold executive sessions to meet without management present, generally at regularly scheduled Board meetings as well as other times that such directors deem appropriate. The independent directors meet in executive session at least once per year.
Our Board’s primary areas of focus include strategy, finance, marketing, capital markets and capital allocation, leadership development and succession planning, risk management (including cybersecurity), corporate governance and compliance, human capital management and ESG, as well as evaluating management and guiding changes as circumstances warrant. As described below, significant additional responsibilities are delegated to Board Committees, which report to our Board on their activities and actions on a regular basis. The Board Committees include our Audit
Committee, Compensation Committee and Nominating and Governance Committee.
Directors are expected to attend Board meetings, Board Committee meetings as applicable, and the annual meeting of stockholders. We permit participation by telephone or videoconference, which is deemed attendance for all meetings. All of our then-current directors attended the 2024 annual meeting of stockholders.
Our Board met 5 times during 2024. In 2024, each of our directors attended 75% or more of the meetings of our Board and all Board Committees on which such director served.
Board leadership
Our Board operates under the leadership of our Chairman, Dan Gilbert. Our Board believes Dan is best suited to serve as
Chairman and guide the strategic priorities of the Company in light of his substantial industry knowledge and experience as founder, current Chairman and former Chief Executive Officer of Rocket Mortgage, one of our key operating subsidiaries. In addition, Dan Gilbert and RHI, our principal stockholder, which is controlled by Dan Gilbert, hold all of our issued and outstanding Class D common stock and control 79% of the combined voting power of our common stock as of
April 23, 2025. Accordingly, RHI and Dan Gilbert control our business, policies and affairs. RHI and Dan Gilbert also can control any action requiring the general approval of our stockholders, including the election of our Board, the adoption of amendments to our Certificate of Incorporation and bylaws and the approval of any merger or sale of substantially all of our assets. Varun, our Chief Executive Officer, is responsible for the Company’s day-to-day operations and strategic leadership, and implementing the actions, policies and strategies approved by the Board.

Our Board believes that, by separating the positions of Chairman and Chief Executive Officer, the Board can provide significant leadership to management and strong oversight of key opportunities and risks impacting the Company while providing more time for the Chief Executive Officer to manage the business and develop and implement strategies. Our
Board also believes that the Company and its stockholders are best served by maintaining flexibility to have any director serve as Chairman or Vice Chairman and periodically evaluate whether to have an independent lead director. Our Board recognizes the increasing utilization of non-executive chairmen and independent lead directors in many public companies.
However, our Board believes its current leadership structure is most appropriate for us as a controlled company and best serves the stockholders of the Company at this time. The Corporate Governance Guidelines require us to have an independent lead director if we are no longer a controlled company under the rules of the NYSE and the Chairman is not an independent director.
There is no “one size fits all” approach to ensuring independent leadership. Our Board believes that its four independent directors are deeply engaged and provide significant independent leadership and direction given their executive and
Board experience. Three independent directors are sole members of our Audit Committee, two independent directors serve on our Compensation Committee and one independent director serves on our Nominating and Governance
Committee, which collectively oversee critical matters of the Company. When our non-management or independent directors meet in executive sessions, Jonathan Mariner generally presides over such sessions. The independent directors further have access to team members and independent advisors as they deem appropriate. Management supports this oversight role through its tone-at-the-top and open communication.
Board committees
Our Board has delegated various responsibilities and authority to Board Committees, which include our Audit Committee,
Compensation Committee and Nominating and Governance Committee. Each Board Committee may form and delegate authority to subcommittees from time to time as it sees fit, subject to applicable law and the NYSE regulations. Each
Board Committee operates under a written charter approved by our Board, which is reviewed annually by the respective
Board Committee and is available on the Governance tab of our investor relations website located at
ir.rocketcompanies.com. The table below sets forth the current membership for our Board Committees and the number of meetings held by each Board Committee in 2024.
Audit Committee

Jonathan Mariner, Chair	Suzanne Shank	Nancy Tellem
2024 Meetings: 6
Our Audit Committee assists our Board by providing independent, objective oversight of our auditing, accounting and financial reporting activities.
The principal responsibilities of our Audit Committee are to:
•Oversee the reliability and integrity of the Company’s accounting policies, financial statements and other financial information provided by the Company to its stockholders, the general public, the SEC and the NYSE;
•Oversee the Company’s compliance with legal and regulatory requirements, including monitoring related key governance policies;
•Review the qualifications, independence and performance of the Company’s independent auditor, with direct responsibility for the appointment, compensation, retention (including termination) and oversight of our independent auditor, who reports directly to our Audit Committee;
•Oversee the performance of the Company’s internal audit function, and the effectiveness of internal control over financial reporting and disclosure controls and procedures;
•Oversee the Company’s cybersecurity, information and technology security and data privacy strategies and policies;

•Oversee the Company’s major financial risk exposures and management’s risk management policies;
•Assist the Board in fulfilling its oversight of enterprise risk management, including, but not limited to, cybersecurity and data governance;
•Review and approve any related person transactions; and
•Review certain disclosures and proposals in any proxy statement or other SEC filing related to Audit Committee matters, including review of its report furnished in this Form 10-K/A.
Our Board has determined that each Audit Committee member has sufficient knowledge in reading and understanding financial statements to serve on our Audit Committee and is otherwise financially literate. Our Board has determined that each of Jonathan Mariner, Suzanne Shank and Nancy Tellem qualifies as an audit committee financial expert as such term is defined under the rules of the SEC.
Compensation Committee

Matthew Rizik, Chair	Jonathan Mariner	Nancy Tellem
2024 Meetings: 8
Our Compensation Committee is responsible for the compensation of our executive officers, including our Chief Executive
Officer, and for oversight of our incentive compensation and equity-based plans.
The principal responsibilities of our Compensation Committee are to:
•Review and approve or make recommendations to the Board with respect to the Company’s compensation strategy to ensure it is effective to attract, reward and retain senior management and other key team members;
•Review and approve or make recommendations to the Board with respect to the philosophy, policies and programs of executive compensation and human capital management and discuss, at least annually, risk management with respect to the material underlying risks associated with executive compensation;
•Review and approve corporate goals and objectives relevant to the compensation of our executive officers, the evaluation of the executive officers’ performance in light of those goals and objectives and determine and approve executive officer compensation based on this evaluation;
•Review and make recommendations to our Board with respect to the Company’s incentive compensation and equity-
based plans and administer such plans;
•Review and make recommendations to our Board regarding any employment, severance and other compensatory-
related agreements with our executive officers;
•Monitor compliance with stock ownership guidelines;
•Administer our Clawback Policy as delegated by our Board;
•Review, at least annually, the relationship between risk management policies and practices, corporate strategy and our compensation programs for all team members; and
•Review certain compensation disclosures and proposals in any proxy statement or other SEC filing, including the review and discussion with management of the Compensation Discussion and Analysis section of our proxy statement for an annual meeting of stockholders or other SEC filing (“CD&A”) and recommending to our Board that such CD&A be disclosed in such proxy statement or other SEC filing together with the report of our Compensation Committee.

Compensation Committee use of compensation consultants
Our Compensation Committee may retain or terminate, at its sole discretion, compensation consultants, independent legal counsel or other advisors to assist in its responsibilities. The Compensation Committee is directly responsible for overseeing the work of such advisors. Our Compensation Committee reviews the independence of such outside advisors and, with respect to its independent compensation consultant, any conflicts of interest raised by such work. See “Item 11.
Executive Compensation – Compensation discussion and analysis – Compensation governance – Independent compensation consultant” for information regarding the independent compensation consultants.
Compensation risk assessment
As part of the annual risk assessment, management reviewed and assessed our 2024 team member compensation policies, plans and practices in conjunction with Semler Brossy. Based on a review of this assessment, our Compensation
Committee concluded that our compensation policies, plans and practices were not reasonably likely to have a material adverse effect on the Company.
Nominating and Governance Committee

Matt Rizik, Chair	Suzanne Shank	Jennifer Gilbert
2024 Meetings: 3
Our Nominating and Governance Committee identifies and recommends director nominees to our Board for election, develops and recommends to our Board certain key governance policies, and implements key governance responsibilities of our Board.
The principal responsibilities of our Nominating and Governance Committee are to:
•Identify individuals qualified to become directors, consistent with the criteria approved by our Board and set forth in our policies, and recommend to our Board the director nominees for the next annual meeting of stockholders or director candidates to fill vacancies on our Board;
•Review and assess annually the adequacy of our Corporate Governance Guidelines and other key governance policies and monitor compliance;
•Review and make recommendations to our Board with respect to the size, composition and organization of our Board and Board Committees;
•Review and recommend to our Board for approval the compensation of directors who are not affiliated with the
Company or RHI (“Non-Affiliated Directors”);
•Oversee the annual self-evaluations of our Board and Board Committees, and the related activities resulting from such review;
•Assist our Board in determining the independence of the directors, to the extent such directors are required to be independent by the NYSE or other applicable regulatory requirements;
•Oversee director and management succession planning, including in the event of an unexpected occurrence; and
•Review certain governance and director disclosures and proposals in any proxy statement or other SEC filing.
Nominating and Governance Committee use of compensation consultants
Our Nominating and Governance Committee regularly reviews our director compensation program and periodically recommends changes to the program for Board approval. The Nominating and Governance Committee’s review and recommendation, if any, considers our direct pay philosophy, relevant market practices, and consultation with the independent compensation consultants. See  “Item 11. Executive Compensation – Compensation discussion and analysis – Compensation governance – Independent compensation consultant”, for information regarding the independent compensation consultants.

Corporate policies and practices
Our Board has adopted tailored governance policies and practices appropriate given our status as a public company and controlled company. Our policies align our corporate governance structure and our business strategy and culture, and enable our Board to effectively oversee our culture of compliance and rigorous risk management.
Copies of our Corporate Governance Guidelines and our Code of Conduct and Ethics are available under the Governance tab of our website at ir.rocketcompanies.com.
Code of Conduct and Ethics – a compliance culture
Our Code of Conduct and Ethics applies to all of our directors, officers and team members and is intended to comply with the relevant listing requirements for a code of conduct as well as qualify as a code of ethics as defined by the rules of the
SEC. The Code of Conduct and Ethics contains general guidelines for conducting our business consistent with high standards of business ethics. We intend to disclose future amendments to certain provisions of our Code of Conduct and
Ethics, or waivers of such provisions applicable to any principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions, and our directors, on our website at
ir.rocketcompanies.com or in filings under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
All new team members are provided access to our team member Guideposts, which incorporates our Rocket Companies
Code of Conduct and Ethics, on our Company intranet site. Team members must acknowledge and confirm their review.
In addition, on an annual basis, all executive officers and other team members complete an online course addressing ethics, non-discrimination and non-harassment, cybersecurity, insider trading, workplace security, relevant regulatory compliance, and other workplace expectations.
Corporate Governance Guidelines — core principles of governance
We believe that good corporate governance promotes the effective functioning of our Board and Board Committees and helps to ensure that the Company is managed for the long-term benefits of our stockholders. We regularly review and consider our corporate governance policies and practices, the SEC’s corporate governance rules and regulations, and the corporate governance listing standards of the NYSE. Our Board has adopted our Corporate Governance Guidelines to provide a framework for the governance of the Company as a whole and describe the principles and practices that our
Board follows in carrying out its responsibilities.
The Corporate Governance Guidelines are annually reviewed by our Nominating and Governance Committee to ensure that they effectively promote the best interests of both the Company and our stockholders and that they comply with all applicable laws, regulations and NYSE requirements. The Corporate Governance Guidelines address, among other things, the size, composition, structure and policies of our Board and Board Committees, the responsibilities and authority of our Chairman and lead director (if any), director qualification standards, expectations and responsibilities of directors, management succession planning and the self-evaluation of Board and Board Committee performance.
No director overboarding. The overboarding restrictions in our Corporate Governance Guidelines provide reasonable restrictions on additional public company board and board committee service to address potential time and resource constraints. These restrictions include that no director should serve on more than three other public company boards, no member of our Audit Committee should serve on more than two other public company audit committees and no director who is the Chief Executive Officer of another public company should serve on more than two other public company boards, aside from the board of such person’s own company. In addition, in accordance with NYSE rules, an Audit
Committee member may not simultaneously serve on more than two other audit committees of public companies unless our Board determines that such simultaneous service would not impair the ability of such person to effectively serve on our Audit Committee and discloses such determination. Currently, all of our directors are in compliance with the foregoing overboarding restrictions.

Insider Trading Policy — addressing risk mitigation of equity ownership
Our Board has adopted an Insider Trading Policy governing the purchase, sale, and/or other dispositions by directors, officers, team members, and other specified persons. Our Insider Trading Policy is designed to promote compliance with insider trading laws. Our policy generally prohibits officers, directors, contractors, consultants and team members from engaging in any transaction of Company securities while aware of material non-public information relating to the
Company, including “tipping” or otherwise passing on inside information to any other person who might make an investment decision based on that information or further pass the information to third parties. The policy also implements quarterly trading blackout periods and allows for special blackout periods for all Board members, all Section 16 officers, certain team members that are a part of accounting, finance and legal functions, and any other team members that are designated by our General Counsel in order to reduce the likelihood of trading at times with significant risk of insider trading exposure. In addition, all directors and Section 16 officers are subject to pre-clearance requirements. A copy of our
Insider Trading Policy is filed as Exhibit 19 to the Original Form 10-K.
Further, our Insider Trading Policy includes guidelines for the implementation of Rule 10b5-1 trading plans to assist in compliance with the Rule 10b5-1 affirmative defense for insider trading liability. Such plans can only be adopted or modified when the applicable person is permitted to transact in Company securities under the terms of the policy
(including not being aware of any material non-public information), must include the minimum statutory cooling-off period between plan adoption and the first trade under such plan, and must comply with the prohibitions on multiple overlapping plans and limitations on single-trade plans. The adoption, modification or termination of any such plan is subject to pre-
clearance requirements.
We believe it is improper and inappropriate for Company personnel to engage in short-term or speculative transactions involving our securities. We prohibit or provide guidelines and limitations on Company personnel from engaging in any of the following activities with respect to our securities.
•Pledging/purchases of securities on margin. Although Company personnel may pledge our securities as security for margin accounts, such persons are responsible for ensuring that foreclosure on any such account would not violate our
Insider Trading Policy and should be aware that sales of such securities could have securities law implications.
•Short sales. Our Insider Trading Policy prohibits Company personnel from selling Company securities they do not own and borrowing the shares to make delivery.
•Buying or selling puts, calls, options or other derivatives in respect of our securities. This prohibition extends to any instrument whose value is derived from the value of any of our securities.
•Hedging transactions. Although we discourage speculative hedging transactions, we permit long-term hedging transactions that are designed to protect an individual’s investment in our securities. Any hedge must be for at least six months and relate to stock or options held by the individual. All such hedging transactions must be pre-cleared in accordance with the pre-clearance procedures described in our Insider Trading Policy.

Item 11. Executive Compensation
Compensation discussion and analysis
This Compensation Discussion and Analysis (“CD&A”) provides information regarding the 2024 compensation program for our NEOs during 2024, who are set forth below.

Name	Titles in 2024	Title since	Rocket team member since
Varun Krishna	Chief Executive Officer (“CEO”)	September 2023	September 2023
Brian Brown	Chief Financial Officer (“CFO”) and Treasurer	November 2022	June 2014
Shawn Malhotra	Chief Technology Officer (“CTO”)	May 2024	May 2024
Jonathan Mildenhall	Chief Marketing Officer (“CMO”)	January 2024	January 2024
Heather Lovier(1)	Chief Operating Officer (“COO”)	June 2024	April 2003
(1)Heather was not an executive officer prior to 2024, and therefore this CD&A excludes her compensation information for 2023 as permitted under SEC regulations.
Heather has been with the Company for 22 years, including most recently as Chief Client Experience Officer since 2021, prior to her promotion to the COO.
Executive summary
Executive compensation program enhancements
Our executive compensation program, including for our NEOs, consists of fixed compensation (a base salary), a short-
term variable cash compensation component (a cash bonus under our annual cash incentive plan, or “AIP”) and a long-
term variable equity compensation component (long-term equity awards). We refer to the combination of fixed and variable compensation as total direct compensation. Our program is designed and administered to align with our compensation philosophy, which includes promoting long-term value creation, balancing short- and long-term performance and providing competitive pay.
In 2024, we implemented a number of enhancements to our executive compensation program to better reflect and reinforce our compensation philosophy and objectives. These enhancements aim to:
•Strengthen our pay-for-performance culture by aligning compensation decisions more closely with Company performance
•Reward achievement of short- and long-term results that reflect our strategic goals and create long-term stockholder value
•Attract, motivate and retain executive talent to drive our long-term success
We accomplished these objectives and reinforced the business strategy and pay-for-performance culture through the adoption of new variable compensation components: the AIP and performance-based restricted stock units (“PSUs”).
•Variable cash component: Transitioned our cash bonus from a fully discretionary cash bonus payout to the AIP. The
AIP consists of objective Company financial performance metrics (two-thirds of the target cash bonus), and a subjective assessment of Company performance via a scorecard (one-third of the target cash bonus) covering three core focus areas: (1) Execution; (2) Client; and (3) Culture.
•Variable equity component: Transitioned our long-term equity award from solely consisting of restricted stock units
(“RSUs”) that are subject to an ongoing service condition to an equal split of the target equity grant value into 50%
RSUs and 50% PSUs, with three year performance goals.
This CD&A explains our compensation philosophy, objectives and design, our compensation-setting process and our executive compensation program components. It also describes the decisions made for 2024 for each of our NEOs.

2024 fiscal year performance highlights
2024 was a transformational year in leadership as well as in building the strong foundation to revolutionize the industry by enabling AI-fueled homeownership. Rocket Logic, our AI-powered loan origination system, improved both client-facing interactions and back-end underwriting. In the fourth quarter of 2024, our bankers and operations teams served 54% more clients year-over-year on a per-team-member basis. AI-driven mortgage automation saved 1 million hours of team member time and drove $40 million in efficiency gains.
In addition, we completed foundational brand transformation work, preparing for our brand refresh in 2025, aligning our identity with the evolving needs of today’s homebuyers. We also laid the groundwork to launch Rocket.com and new mobile apps in early 2025 to integrate home search, mortgage, and financing into a single connected platform.
Our financial performance was driven by both efficiency gains and profitable market share growth. Purchase mortgage market share growth remains one of our areas of focus. We grew our purchase mortgage market share year-over-year through focused innovation and execution, improving every part of our business, and we are investing strategically to accelerate this growth. Our full year 2024 results reflect strong execution, and we closed the year with positive momentum.
2024 “say-on-pay” advisory vote on NEO compensation
At our 2024 annual meeting of stockholders, the Company provided stockholders with a “say-on-pay” advisory vote on executive compensation, and 99.4% of the votes cast were “FOR” approval of our NEO compensation. This very high support did not imply a need to make material changes to our executive compensation program in 2024. However, our
Compensation Committee and leadership team introduced enhancements to the pay program to better support our compensation objectives, including to reinforce a pay-for-performance culture. These enhancements included transitioning our cash bonus from a fully discretionary cash bonus payout to the metrics-based AIP, the introduction of PSUs as an element of the pay program and a change in pay mix for the annual long-term equity award from 100% RSUs to 50%
RSUs and 50% PSUs. Our Compensation Committee will continue to consider stockholder feedback and the results of future say-on-pay advisory votes to inform our executive compensation program.

Compensation practices
Key elements of our compensation governance practices for our NEOs are set forth below.

What we do	What we don’t do
Provide incentive compensation that is variable, “at risk” and balances short- and long-term results	No guaranteed annual salary increases, bonuses or equity awards
Align compensation with stockholder returns through long-term equity with multi-year vesting	No supplemental company-paid retirement benefits or nonqualified deferred compensation plans
Use peer group, and broader market data, to establish competitive compensation	No repricing of stock options
Engage independent compensation consultant to advise on executive and director compensation	No excise tax “gross-up” on change-of-control payments
Maintain robust stock ownership guidelines for NEOs and non-employee directors	No dividends on unvested equity awards
Conduct annual risk assessment of compensation policies, plans and practices	No discounted stock options
Maintain Clawback Policy for financial restatements
Hold say-on-pay vote every three years
Maintain Insider Trading Policy that prohibits, or provides guidelines and limitations, with respect to transactions in our securities
Use market-aligned cash severance and right to acceleration of equity awards upon death, disability, change in control and, for certain executives, upon termination without cause

2024 CEO target compensation and pay components
Varun joined the Company as Chief Executive Officer (“CEO”) in September 2023, and his total direct compensation was set forth in his employment agreement that was approved by our Compensation Committee. The agreement included his annual base salary and annual bonus target, as a percentage of base salary, and provided that he was eligible for his initial annual long-term equity award in 2024, including the amounts to be awarded in RSUs and PSUs in March 2024, as part of annual compensation decisions.
The majority of the CEO’s target total direct compensation is subject to forfeiture (“at-risk”) with an emphasis on variable compensation to reward short- and long-term performance measured against financial and non-financial goals informed by our Company’s strategy. The only fixed component is base salary.
The chart below summarizes the 2024 components of the compensation that comprised the CEO’s target total direct compensation opportunity, with approximately 94% delivered in variable compensation. See “Item 11. Executive
Compensation – Named executive officer compensation tables – 2024 summary compensation table” for compensation actually paid for 2024.
Compensation philosophy and objectives
Our Compensation Committee’s guiding philosophy in designing and administering our executive compensation program is to promote long-term value creation, balance short- and long-term performance and provide competitive pay. Our philosophy is achieved through three compensation objectives:

Pay-for- performance	Compensation reflects financial and non-financial performance metrics to drive achievement of our strategic goals and to create long-term value aligned with stockholder interest
Use a balanced compensation structure
Compensation delivered in a mix of fixed and variable compensation, with an emphasis on variable compensation that appropriately balances short- and long-term goals and promotes long-term stockholder value creation

Attract, motivate and retain	Compensation is competitive to our peers and the broader market in order attract, motivate and retain executives that possess the skills, talent and experience necessary to drive our long-term success

Compensation peer group and benchmarking
Our Compensation Committee uses our compensation peer group, broader market survey data and guidance from its independent compensation consultant to implement our executive compensation philosophy and objectives. The peer group is used to develop an understanding of market compensation pay levels and mix for executives in comparable roles and executive pay practices including program design. While our Compensation Committee utilizes such information broadly in connection with its annual review of executive compensation, it is not used to formulaically define pay levels.
Instead, our Compensation Committee evaluates our compensation peer group, broader market pay practices and internal pay equity, and seeks to maintain pay positioning that is consistent with the market while allowing flexibility for differentiated, market-leading pay opportunities for high-impact, visionary leadership and superior performance.
Our compensation peer group includes companies that compete with us for executive talent. During 2024, we continued to develop and implement our refreshed strategy to be the leader in AI-enabled financial solutions for our customers. As the business shifts, we must maintain competitive positions against comparable companies in the market. Accordingly, our
Compensation Committee requested that Korn Ferry, as its independent compensation consultant, review the composition of such compensation peer group. Following a review by Korn Ferry with input from management, our Compensation
Committee decided to make several refinements to our compensation peer group for 2024 as set forth below. Our
Compensation Committee generally selects peer group companies based on the following factors:

Revenue 0.25x to 4x that of Rocket	Fintech companies	Consumer financial products	Significant brand presence

Based on such considerations, we determined that the following companies were appropriate for 2024:
•Adobe Inc. •Ally Financial Inc. •Airbnb, Inc. •Block, Inc. (f/k/a Square, Inc.) •Carvana Co. •Discover Financial Services	•eBay Inc. •Expedia Group, Inc. •Fidelity National Information Services, Inc. •Intercontinental Exchange, Inc. •Fiserv, Inc.	•Interactive Brokers Group, Inc. •Intuit Inc. •PayPal Holdings, Inc. •PennyMac Financial Services, Inc. •Servicenow, Inc.	•Sofi Technologies, Inc. •The Charles Schwab Corporation •The Western Union Company •Visa Inc. •Zillow Group, Inc.
The companies listed in bold were added based on the revenue and business criteria. The following companies were included in the prior year’s compensation peer group and removed based on the revenue criteria and consideration of business alignment: Capital One Financial Corporation, Mastercard Incorporated, OpenDoor Technologies Inc. and The
Progressive Corporation.

2024 executive compensation program and pay
Our executive compensation program, including for our NEOs, consists of fixed compensation (a base salary), a short-
term variable cash compensation (or a cash bonus paid under our AIP) and a long-term variable equity component (long-
term equity awards). The Compensation Committee approves annual pay decisions for each of the components of executive compensation, for each of our NEOs, as detailed within this section.
Components of executive compensation
Brief descriptions of each principal components of our 2024 executive compensation program are described in more detail in the table below.

Type	Component	Vehicle	Objectives and key features
Fixed	Base salary	Cash	•Provide fixed compensation for performing responsibilities of role to attract and retain talent •Reflect competitive market compensation
Variable (“at-risk”)	Annual cash bonus	Cash
•Reinforce key financial objective achievement, as well as maintain a focus on key strategic business goals
•Reward for achievement of Company performance over 1-year period under the annual cash bonus incentive plan (“AIP”)
•Determine payout with 2/3rd based on the achievement of financial metrics and
1/3rd based on subjective Company performance scorecard
•Payouts can range from 0% to 200% of the weighted target bonus for each metric
•Subject to recovery under the Clawback Policy, for 2/3rd of payout determined based on financial metrics

	Annual long-term equity awards	RSUs
•Reward for long-term stockholder value to create alignment with stockholder interest; promote long-term retention
•Time vest semiannually in equal portions over three years and, if earned and vested, are settled in common stock

PSUs
•Reward achievement of key long-term performance measures and stock performance to create alignment with stockholder interest; promote long-term retention
•Determine payout based on achievement against three metrics (relative total shareholder return, refinance market share growth, purchase market share growth) over a 3-year performance period, and, if earned and vested, are settled in common stock
•Any payout is subject to a circuit breaker - cumulative adjusted EBITDA over the first two years must be greater than zero
•Payouts can range from 0% to 200% of the weighted target performance amount for each metric
•Subject to recovery under the Clawback Policy

Annual base salary
The 2023 and 2024 annual base salary rates of our NEOs are set forth in the table below.

Name	2023 Annual base salary rates ($)	2024 annual base salary rates ($)
Varun Krishna	1,250,000	1,250,000
Brian Brown	500,000	700,000(1)
Shawn Malhotra	—	700,000(2)
Jonathan Mildenhall	—	670,000(2)
Heather Lovier	N/A	600,000(3)
(1)2024 base salary for Brian was approved by the Compensation Committee in August 2024 in recognition of his additional responsibility for leading corporate strategy &
development. Brian’s 2024 salary prior to his expanded role was $650,000, which was approved by the Compensation Committee as part of its annual review process in
January 2024. The initial salary adjustment reflected Brian’s continued strength in overseeing the Company’s financial direction and aligning with the objective of providing competitive compensation.
(2)2024 base salaries for Shawn and Jonathan were established in connection with their hires in May 2024 and January 2024 respectively.
(3)2024 base salary for Heather was approved by the Compensation Committee in August 2024, retroactive to her June 2024 promotion to the Chief Operations Officer.
Heather’s 2024 base salary was $350,000 from January 1, 2024 to February 18, 2024. In connection with the Company’s annual review cycle, her base salary was increased to $450,000 on February 19, 2024 until her promotion in June 2024.

Annual cash incentive plan (AIP)
For 2024, we transitioned from a fully discretionary
annual cash bonus program to the AIP, with payout
based on performance against three measures for
one-year performance periods ending December 31,
2024, weighted equally at target value: (1) Company
adjusted Revenue; (2) Company adjusted EBITDA;
and (3) Company scorecard of financial and non-
financial strategic priorities across three focus areas -
Execution, Client, and Culture.

Company financial metrics, goals and results (67% weighted at target value)
The two financial metrics of adjusted Revenue and adjusted EBITDA are key performance indicators that reflect the
Company’s commitment to continuing growth and operational performance. Due to the significant variability in adjusted
Revenue and adjusted EBITDA based on the mortgage market size and 30-year fixed mortgage rate, which are both out of the Company’s control, the Compensation Committee determined to utilize dynamic goal setting that scales with the actual size of the mortgage market size determined after the end of the performance period.
At the time of approving the AIP, the Compensation Committee set target goals that vary with the actual size of the mortgage market where the goals reflect a rigorous evaluation of the proposed business plan. For each target performance level, the Compensation Committee also established threshold (50% payout) and maximum (200% payout)
performance and payout ranges. The Compensation Committee relied upon its experience and collective business judgment, along with input from Korn Ferry, in establishing goals and believes they are set at levels that require strong performance for target payout and exceptional performance for maximum payout.
The Compensation Committee set the scaling between threshold and maximum payouts as a percentage of target for adjusted Revenue, or 80% and 120% of target respectively. The performance range is wider for adjusted EBITDA, 60%
and 140% of target respectively, to account for greater variability of adjusted EBITDA on a percentage basis. In addition, for adjusted EBITDA, targets were set so that threshold must be at least $150 million less than target, and maximum must be at least $150 million more than target, to appropriately differentiate payouts when the mortgage market size is on the lower end of the dynamic goal setting scale.

Following the end of the performance period, the actual goals in dollars are known (based on mortgage market size), actual performance is evaluated, and if the Company has a net loss in the performance period the Compensation
Committee has the discretion to reduce payouts under the AIP. To determine the final goals and payouts under the AIP, the
Compensation Committee estimated the mortgage market size was $1.711 trillion for 2024 based on industry sources.
The Company financial metrics, payout scale, and 2024 performance and payout for each metric for the 2024 AIP are set forth below.

			($ in billions)
Financial metric	Weight (%)	Performance period	Threshold (50% payout)	Target (100% payout)	Maximum (200% payout)	2024 actual performance	2024 actual payout
Adjusted revenue(1)	33%	Full year	$3.610 (80% of target)	$4.512 (100% of target)	$5.414 (120% of target)	$4.902	143%
Adjusted EBITDA(2)	33%	Full year	$0.321 (60% of target)	$0.534 (100% of target)	$0.748 (140% of target)	$0.862	200%
(1)Adjusted Revenue is defined as total revenues net of the change in fair value of mortgage servicing rights (“MSRs”) due to valuation assumptions, net of hedges.
(2)Adjusted EBITDA is defined as net income (loss) before interest and amortization expense on non-funding debt, (benefit from) provision for income taxes, depreciation and amortization, share-based compensation expense, change in fair value of MSRs due to valuation assumptions, net of hedges and career transition program.
Company subjective assessment of performance (33% weighted at target value)
For the assessment of performance, via a Company scorecard, payout can be earned from 0% to 200%. The
Compensation Committee chose to use a scorecard approach, informed by the CEO’s subjective assessment, against three focus areas: Execution, Client and Culture. The final 2024 payout of 73% of target for this element was based on progress against a mix of internal quantitative and qualitative objectives underlying the three focus areas to drive results against long-term Company strategic goals, as summarized below. The Compensation Committee’s overall assessment was that, while the Company had made positive strides in meeting its objectives across all focus areas, more progress was required to be performing at the target level. Therefore, the final funding for this part of the AIP was below target.

Focus area descriptions	Results summary
Execution A product and strategy focus based on the adoption of AI, launch of new products and technology infrastructure.
We concluded an important foundational year for Rocket’s next chapter, with successes across all of our three focus areas, with continuing and opportunities for improvement, including:
•Rolled out a refreshed line of sight from a new mission statement, strategic bets and execution system
•Set clear goals to grow profitable market share, and organized around refreshed priorities, with a focus on business model diversification
•Shipped product 3x faster, AI saving us thousands of hours a year, yet AI is still in its infancy at Rocket
•Completed foundation brand transformation work, but yet to realize impact
•Maintained company engagement survey score of 82% through significant change;
top 10% of companies with over 5,000 employees(1)
•Significantly strengthened our executive bench with the top 45 leadership roles filled with high-performing leaders who reflect a broad range of backgrounds and experiences, and the opportunity to cascade this culture throughout the Company

Client A consumer focus based on client satisfaction, client trust and market brand health.
Culture A culture focus based on organizational health, fostering innovation, engaging team members and consistently enhancing performance.
2024 payout: 73%
(1)As measured by Culture Amp through Rocket’s semi-annual engagement survey in November 2024, as compared to engagement scores of companies with more than
5,000 U.S. employees.

2024 AIP aggregate payout percentage
The total achievement for the 2024 AIP resulted in a 139% payout of the target bonus for each NEO, as included in the table below. This reflects strong improvements in financial results, where both adjusted revenue and adjusted EBITDA results exceeded target performance. Progress on the key Company Scorecard elements of Execution, Client, and
Culture were considered to be positive, though below the desired target performance level.

Financial metric	Weight (%)	2024 actual payout (%)	Weighted payout (%)
Adjusted revenue	33%	143%	48%
Adjusted EBITDA	33%	200%	67%
Company scorecard	33%	73%	24%
Total(1)	100%		139%
(1)Sum totals may differ based on rounding.
2024 target and actual cash bonus
The Compensation Committee set the 2024 target bonuses (as a percentage of base salary) for our NEOs. The target and actual earned cash bonus amounts for our NEOs for the 2024 AIP cash bonus are set forth below, based on the following calculation:
The final 2024 cash bonus payouts for each NEO, based on base salary (prorated, where applicable), target bonus % of base salary and AIP payout % are set forth below.

Name	Base salary ($)	Target bonus (%)	Target bonus ($)	AIP payout (%)	Actual cash bonus ($)
Varun Krishna	1,250,000	150	1,875,000	139	2,606,250
Brian Brown	700,000(1)	100(1)	700,000(1)	139	973,000
Shawn Malhotra	459,016(2)	75(2)	344,262(2)	139	478,525
Jonathan Mildenhall	657,186(2)	75(2)	492,890(2)	139	685,116
Heather Lovier	600,000(1)	100(1)	600,000(1)	139	834,000
(1)The target bonuses (as a percentage of salary) for Brian and Heather were approved by the Compensation Committee in August 2024, after a review of market data and internal pay equity, following a mid-year expansion of responsibilities for Brian and a mid-year promotion to Chief Operating Officer for Heather. The Compensation
Committee determined, in recognition for their contributions to the Company for the entire year, it was appropriate to use Brian and Heather’s new base salaries, retroactive to January 1, 2024, for determining final payout under the AIP.
(2)The target bonuses (as a percentage of salary) for Shawn and Jonathan were approved by the Compensation Committee in August 2024, after a review of market data and internal pay equity following their appointment by the Board as executive officers on June 20, 2024. These target bonuses of 75% superseded the target bonuses of
50% included in each of their employment agreements, and the new target bonuses were used for determining final payouts under the AIP, along with prorated salaries based on their dates of hire pursuant to their employment agreements.

Long-term equity awards
The Compensation Committee grants RSUs and PSUs to align our executive pay with stockholder interests and long-term
Company strategic goals to drive long-term stockholder value. The value ultimately realized from any long-term equity grant is a function of the number of shares that are earned and vest and our stock price at the time of vesting and settlement, and for PSUs, achieving three-year performance goals. Long-term equity is an important strategic lever to help attract, motivate and retain the talent and experience required to drive our long-term success.
In March 2024, our Compensation Committee chose to implement a shift in the Company’s long-term equity awards for select senior leaders. The Compensation Committee adopted the new PSU structure to reinforce the Company’s philosophy of having a strong pay-for-performance culture with direct alignment to stockholder value creation. Since the
PSU framework was new to the Company, the Compensation Committee elected to have limited participation in the 2024
PSU grants, including our CEO and CFO. For the CEO and CFO, the approved 2024 equity mix was 50% RSUs (at target equity grant value) and 50% PSUs (at target equity grant value). Our other NEOs received 100% RSUs for their 2024 equity awards. Generally, the size of the awards depended on the NEO’s position and current salary, as well as management’s recommendations, competitiveness in the market, internal pay equity and other subjective factors deemed relevant by the Compensation Committee. Shawn and Jonathan received only RSUs in 2024 per their employment agreements in connection with their hiring. Shawn’s RSUs were granted to replace the value forfeited by him relating to certain outstanding equity awards at his prior employer and Jonathan’s RSUs were granted as an inducement to join the
Company. Heather received only RSUs in 2024, due to the timing of her annual award being granted prior to her appointment as an executive officer, and her subsequent award was in recognition of her promotion to Chief Operating
Officer.
Equity grant values and award amounts
Each NEO’s grant value of target RSUs and target PSUs (if applicable) are divided by the closing stock price on the grant date to determine the respective amount of RSUs and PSUs granted, except the methodology for Varun’s awards was set forth in his employment agreement (see footnote 1 below). As discussed above, Shawn, Jonathan and Heather received only RSUs in 2024.

Name	Target total grant values ($)	Target RSUs		Target PSUs
		Grant value ($)	Shares (#)	Grant value ($)	Shares (#)
Varun Krishna(1)	16,875,000	8,437,500	780,252	8,437,500	780,252
Brian Brown(2)	5,000,000	2,500,000	196,540	2,500,000	196,540
Shawn Malhotra(2)	8,000,000	8,000,000	579,290	—	—
Jonathan Mildenhall(2)	7,000,000	7,000,000	553,797	—	—
Heather Lovier(2)	3,250,000	3,250,000	218,380	—	—
(1)The grant date for the annual awards to Varun was March 8, 2024. Varun’s employment agreement provided that, for 2024 annual equity awards, his applicable grant value of RSUs and Target PSUs, each to be in the amount of $8,437,500, would be divided by the 30-day trailing average stock price ending on September 5, 2023, his employment start date, to determine the applicable number of shares for his respective RSU and PSU grants. The 30-day trailing average stock price end on September
5, 2023 was $10.81. The value disclosed in the Summary Compensation Table below is higher than the value above as the actual stock price on the date of grant was
$12.72.
(2)The grant dates and closing price for our common stock on the grant date were as follows: (i) Brian - March 8, 2024; $12.72; (ii) Shawn - May 6, 2024; $13.81; (iii)
Jonathan - March 7, 2024; $12.64; and (iv) Heather - March  7, 2024; $12.64 and August 26, 2024; $20.78. The target total grant value for Brian was determined by the
Compensation Committee as part of 2024 annual compensation decisions for our NEOs. For Heather, the target total grant includes her 2024 annual award of
$2,000,000, prior to her appointment as an executive officer in June 2024, and a $1,250,000 award approved by the Compensation Committee in conjunction with her promotion to Chief Operating Officer in August 2024. For Shawn and Jonathan, the target total grant values represent awards established in connection with their hiring dates, in May 2024 and January 2024, respectively.
2024 PSU plan
The Compensation Committee introduced PSUs for the first time in 2024 as a new vehicle within our executive compensation program to better meet our compensation objectives, strengthening our pay-for-performance culture by aligning compensation decisions to Company performance to drive long-term value aligned with stockholder interest.
Unlike time-based RSUs that generally vest semiannually in equal installments over three years, our PSUs cliff vest after three years based on achievement against three Company performance metrics, with a payout range of 0% - 200% of target.

Company performance metrics overview
PSUs are earned and vest based on three Company performance metrics to be achieved over a three-year performance period: Relative Total Shareholder Return (“rTSR”), Refinance Mortgage Market Share Growth (“Refinance Market
Growth”) and Purchase Mortgage Market Share Growth (“Purchase Market Growth”). The Compensation Committee
selected these three metrics as they help to drive the Company’s overall strategic objectives of creating stockholder value and increasing long-term market share. In determining the weighting between refinance and purchase mortgage market share growth, our Compensation Committee noted that the Company’s earnings at the time of evaluating the pay mix were heavily based on refinance market share. The metric weighting, and brief description of each, is included in the table below.

Metric	% of grant value of target PSUs	Description
Relative total shareholder return(1)(2)	50%
Measures the Company’s total shareholder return (“TSR”) at the end of the performance period, where performance is determined by the ranking
(as a percentile) of the Company’s TSR versus a custom peer group.
See below for the TSR peer companies.

Refinance mortgage market share growth(2)(3)	40%
Measures growth of the Company’s market share of U.S. residential single family (1-4 units) mortgages originated whose loan purpose is a refinance. See below for more details on year-over-year growth cumulative goal-setting.

Purchase mortgage market share growth(2)(3)	10%
Measures growth of the Company’s market share of U.S. residential single family (1-4 units) mortgages originated whose loan purpose is a purchase. See below for more details on year-over-year growth cumulative goal-setting.

(1)TSR is defined as the stock price appreciation (or reduction) over the performance period, including reinvestment of dividends, divided by the stock price at the beginning of the period. Stock price shall be based on the 90- trading day average closing stock price of our common stock immediately preceding the first day of the performance period and the 90-trading day average of our common stock ending on the last day of the performance period. TSR is subject to adjustment by the Compensation
Committee as it determines necessary to give effect to any dividend (other than regular cash dividends) or other distribution, corporate transaction, event or other change in company structure affecting the common stock of any company or the value thereof, or any other adjustment permissible under the 2024 PSU plan.
(2)The Compensation Committee reserves the right to adjust the goals and/or the level of achievement required for any performance metric for the performance period, including to account for any (i) corporate acquisition, divestiture or other discontinued operations, (ii) change in tax law or regulation or change in accounting principle, (iii)
corporate event or occurrence that is extraordinary or unusual in nature, or (iv) other adjustment permissible under the 2024 PSU plan.
(3)The Compensation Committee determines refinance and purchase mortgage market share based on its review of independent industry reports using a consistent methodology to measure growth from the beginning to the end of the performance period.
Based on such performance metric weighting and the target PSUs granted, the number of target PSUs by performance metric awarded is set forth below.

	Target PSUs rTSR (50% weighting)		Target PSUs refinance mortgage market (40% weighting)		Target PSUs purchase mortgage market (10% weighting)
Name	Grant value ($)	Shares (#)	Grant value ($)	Shares (#)	Grant value ($)	Shares (#)
Varun Krishna(1)	4,218,750	390,126	3,375,000	312,100	843,750	78,026
Brian Brown	1,250,000	98,270	1,000,000	78,616	250,000	19,654
(1)The grant date for the annual awards to Varun was March 8, 2024. Varun’s employment agreement provided that the applicable grant value of target PSUs for his 2024 annual equity award would be in the amount of $8,437,500 and would be divided by the 30-day trailing average stock price ending on September 5, 2023, his employment start date, to determine the applicable number of target shares for his PSU grant. The 30-day trailing average stock price end on September 5, 2023 was $10.81. The actual value disclosed in the Summary Compensation Table below is higher than the value above as the actual stock price on the date of grant was $12.72.
Relative TSR (rTSR) design overview and TSR peer group
The rTSR performance goal was established as a three-year period covering January 1, 2024 to December 31, 2026. A payout equal to a specific percentage of the target number of shares is earned based on the Company’s rTSR percentile rank against its TSR peer group, as described in more detail below, for the applicable performance period. Payouts levels range from as low as 50% to a maximum of 200% of target, based on specific threshold, target, and maximum rTSR goals, and below threshold performance will result in 0% payout. Payouts are capped at 100% of target if Rocket has absolute negative TSR over the performance period.

In determining to focus on rTSR, our Compensation Committee considered the importance of promoting long-term value creation. Our Compensation Committee created a TSR peer group for rTSR comparison purposes, with advice from Korn
Ferry. The companies chosen reflect companies that are operating in the same or adjacent industries as Rocket, are of a sufficient scale to be generally comparable to Rocket and have historical stock trading profiles with generally high correlations to Rocket and 10-year treasury bonds. The list of companies is included in the table below.

Companies(1)
Affirm Holdings Inc.	First American Financial Corp.	Radian Group, Inc.
Ally Financial Inc.	Guild Holdings Co.	Rithm Capital (New Residential) Corp.
American Express Co.	Intercontinental Exchange, Inc.	SoFi Technologies, Inc.
Annaly Capital Management Inc.	KB Home	Stewart Information Services Corp.
Block, Inc.	Lennar Corp.	Toll Brothers, Inc.
Charles Schwab	Loan Depot	Truist Financial Corp.
Compass, Inc.	Mr Cooper Group, Inc.	Upstart Holdings, Inc.
CoStar Group Inc.	NMI Holdings, Inc.	U.S. Bancorp
DR Horton, Inc.	PayPal Holdings, Inc.	UWM Holdings Corp.
Ellington Financial, Inc.	PennyMac Financial Services, Inc.	Zillow Group Inc.
Fidelity National Financial, Inc.	PNC Financial Services Group, Inc.
(1)Compensation Committee reserves the right to remove companies from the rTSR peer group due to the following events involving any such companies during the performance period: mergers, acquisitions, consolidations, divestitures or insolvencies.
The graphic below summarizes the relationship between the Company’s TSR performance versus the TSR peer group and the percent target that may be earned based on achievement against the rTSR performance goal.
Rocket’s TSR percentile rank
Shared earned as a percent of target

Mortgage market share performance metrics and goals
In determining to focus on mortgage market share growth, our Compensation Committee considered that financial performance is driven by profitable market share growth, and that based on analyst and investor feedback, such performance metrics were strongly aligned with the Company’s long-term stock price. In determining the weighting between refinance and purchase mortgage market share growth, our Compensation Committee noted that that
Company’s earnings at the time of evaluating the pay mix were heavily based on refinance market share.
The mortgage industry is inherently volatile, with rapid swings possible due to interest rates or other macroeconomic or geopolitical factors. While Rocket and others in our sector experience volatility, our long-term objective is to profitably grow market share. Within this context, our Compensation Committee determined the market share growth performance metrics would be measured over a three-year performance period but that it would set goals annually to determine the cumulative performance goal. Achievement of the targeted cumulative three-year growth goal will result in a target payout.
There is a threshold growth goal to achieve a 50% payout, below which no market share PSU awards will be earned. The maximum (or 200% payout) earning opportunity for the market share PSUs is for achievement that is well above the target level of three-year cumulative market-share growth. For any market share PSUs to be earned, we must achieve positive cumulative adjusted EBITDA over the first two years of the performance cycle. The Compensation Committee will set an annual year-over-year (“YoY”) growth goal in the first quarter of each performance year (for years 2024 through 2026), with a cumulative three-year goal to be established following approval of the goals for the third year, as illustrated below for visual purposes only.
(1)Actual cumulative growth calculation = (1+'24 YoY Growth Rate) x (1+'25 YoY Growth Rate) x (1+ '26 YoY Growth Rate) -1

Compensation governance
Our Compensation Committee believes that strong governance and oversight of our executive compensation program is essential to the Company’s long-term success. The Compensation Committee is informed by an independent compensation consultant to make compensation decisions based on NEO performance and comparison of compensation peer group and broader market pay levels and practices, following discussions throughout the year (in both regularly scheduled and special meetings, as appropriate). See “Item 10. Directors, Executive Officers, and Corporate
Governance – Corporate governance – Board committees – Compensation Committee” for a list of key
Compensation Committee oversight responsibilities and number of meetings for the year.
Defining roles for effective compensation oversight

Independent compensation consultant
The Compensation Committee had engaged Korn Ferry as its independent compensation consultant since the Company’s
IPO in 2020. In December 2023, the Compensation Committee re-engaged Korn Ferry as its independent compensation consultant to support the development of the 2024 executive compensation program, including evaluation and assistance in selecting an appropriate compensation peer group, benchmarking executive compensation programs amongst the peer group and general market survey data, and providing input on our executive compensation plan design and equity usage and allocation. In addition, Korn Ferry assisted with the Compensation Committee’s compensation risk assessment in the first quarter of 2024 for fiscal year 2023, and provided information regarding general compensation market trends. Korn
Ferry also advised the Nominating and Governance Committee with matters related to director compensation for 2024.
Korn Ferry performed no other services for us in 2024, and the Compensation Committee determined that there were no conflicts of interest raised by the work of Korn Ferry.
In October 2024, the Compensation Committee conducted a competitive search process for compensation consultation services and selected Semler Brossy Consulting Group, LLC (“Semler Brossy”) as its new independent compensation consultant, effective October 2024, to assist our Compensation Committee and Nominating and Governance Committee
with matters related to executive officer and director compensation programs for 2025. Although Semler Brossy’s work plan primarily related to the 2025 executive compensation program, Semler Brossy did assist in 2024 with the
Compensation Committee’s compensation risk assessment, provide information regarding general compensation market trends and assist with the review of our executive compensation philosophy and objectives as we seek to attract, motivate and retain executive talent to drive our long-term success. Semler Brossy performed no other services for us in 2024, and the Compensation Committee determined that there were no conflicts of interest raised by the work of Semler Brossy.
Compensation policies and practices
Stock ownership guidelines for executive officers
In March 2021, we adopted robust stock ownership guidelines to further future alignment of the long-term interests of our executive officers with those of our stockholders, as set forth below.

Executive officer	Minimum ownership level	What counts towards ownership level	What doesn’t count towards ownership level
CEO	6x base salary	•Stock or units owned outright (or vested) •Stock or units (or equivalents) held in the Team Member Stock Purchase Program •Stock or units owned outright (or vested) by immediate family members	•Stock options •Unvested RSUs •Unvested PSUs
Other NEOs	3x base salary
To further enhance the effectiveness of the stock ownership guidelines, the Compensation Committee has five year compliance period. Generally, each NEO will have five years as of the later of the date the guidelines were adopted and the date the person was first designated as an executive officer by the Board to achieve compliance.
The Compensation Committee is responsible for reviewing any non-compliance with the stock ownership requirements and has the discretion to enforce the requirements. As of December 31, 2024, all NEOs had met or were on track to meet the guidelines within the five year compliance period.
Timing and pricing of equity awards
Our Compensation Committee does not coordinate the timing of equity grants with the release of material non-public information. Our Compensation Committee generally grants equity awards for executive officers on an annual basis in the first quarter of the year based upon a pre-determined schedule set well in advance, and for new hires on an ad hoc basis around the hire date. Our Compensation Committee does not otherwise grant equity awards in anticipation of the release of material nonpublic information and it does not otherwise time the release of material nonpublic information based on equity award grant dates.

Hedging and pledging
We prohibit or provide guidelines and limitations on our officers, directors and team members from engaging in certain securities transactions with respect to our securities. See “Item 10. Directors, Executive Officers, and Corporate
Governance – Corporate governance – Corporate policies and practices – Insider Trading Policy – Addressing risk mitigation of equity ownership” for discussion related to our pledging and hedging guidance.
Clawback policy
As required by the listing standards adopted by the New York Stock Exchange (“NYSE”) as a result of SEC rulemaking, our Board adopted a Clawback Policy for the recovery of erroneously awarded compensation. We request each executive officer to sign an acknowledgment of the policy. The policy provides that we must promptly recover specified incentive-
based compensation that is received by our executive officers on or after October 2, 2023, regardless of fault or misconduct, upon specified accounting restatements of our financial statements that resulted in such persons receiving an amount that exceeded the amount that would have been received if based on the restated financial statements. There are limited exceptions to the recovery requirement as set forth in the listing standards. Incentive-based compensation is defined as any compensation that is granted, earned, or vested based wholly or in part upon the attainment of a financial reporting measure. The subject compensation will be determined without regard to any net settlement of, or taxes paid or payable or withheld on, such compensation, but there will not be any duplicative recovery by us. As specified in the listing standards, we cannot indemnify, or pay or provide an insurance reimbursement for, an executive officer for recoveries under this policy.
The recovery period under the policy is three full fiscal years preceding the date our Board or Audit Committee concludes, or reasonably should have concluded, that an accounting restatement is required. If such repayment or return is not made when due, the policy provides that we will take all reasonable and appropriate actions to recover such erroneously awarded compensation from such person. A copy of our Clawback Policy is filed as Exhibit 97 to the Original Form 10-K.
Benefits and perquisites
We provide a number of benefit plans to all eligible team members, including our NEOs. These benefits include programs such as medical, dental, life insurance, business travel accident insurance, short- and long-term disability coverage and a
401(k) defined contribution plan with matching contributions.
Perquisites help to provide our NEOs a benefit with a high perceived value at a generally relatively low cost, and therefore, we do not typically view perquisites as a material component of our NEO compensation program. However, we may provide additional or different perquisites or other personal benefits in limited circumstances that we believe are appropriate to assist an executive in the performance of such executive’s duties, to make our executives more efficient and effective or for recruitment, motivation and/or retention purposes. As part of the Company’s recent executive leadership transformation, we agreed to certain benefits and perquisites, in connection with executive officer recruitment:
•Varun: Commuting-related expenses for his first six months of employment and expenses arising from relocation.
•Shawn: Commuting-related expenses to and from, and housing while working at, the Company’s corporate headquarters in Detroit, MI, until his permanent relocation to the Detroit area.
•Jonathan: Commuting-related expenses to and from, and housing while working at, the Company’s corporate headquarters in Detroit, MI for approximately two weeks per month.
Other compensation
As part of our efforts to build out the senior management team and to attract and retain top executive talent, we may provide sign-on bonuses and buy-out equity awards for new hires. New hire sign-on bonuses and buy-out equity awards are an effective means of making up for compensation opportunities executives forfeit when they leave a former employer, and/or to act as an inducement to join the Company. We typically require executives to return all or a portion of their sign-
on bonus if, within a certain period after joining us, they voluntarily leave the Company or are involuntarily terminated by the Company for cause. New hire equity awards are used to incentivize executives to join without unnecessarily increasing annual compensation levels. Buy-out and new hire equity awards are generally subject to a time-based vesting period and unvested amounts are forfeited upon voluntary or involuntary termination.

In connection with their hiring in January and May 2024, Jonathan received a sign-on bonus of $2,015,000 and Shawn received a sign-on bonus of $2,000,000 to provide an inducement to join and replace forfeited compensation. The sign-on bonuses are subject to reimbursement for specified termination events if their employment is voluntarily terminated without Good Reason (as defined in their employment agreements) or involuntarily terminated for Cause (as defined in their employment agreements) within the first 12 months after their respective start dates.
Tax considerations
For income tax purposes, public companies may not deduct any portion of compensation that is in excess of $1 million paid in a taxable year to certain covered employees, including our NEOs and certain former officers of the Company, under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”). Even if Section 162(m) of the
Code were to apply to compensation paid to our NEOs, our Board believes that it should not be constrained by the requirements of Section 162(m) of the Code if those requirements would impair flexibility in compensating our NEOs in a manner that can best promote our corporate objectives. We intend to continue to compensate our executive officers in a manner consistent with the best interests of our stockholders and reserve the right to award compensation that may not be deductible under Section 162(m) where the Company believes it is appropriate to do so.
Section 409A of the Code requires that nonqualified deferred compensation be deferred and paid under plans or arrangements that satisfy the requirements of the statute with respect to the timing of deferral elections, timing of payments and certain other matters. Failure to satisfy these requirements can expose team members and other service providers to accelerated income tax liabilities, penalty taxes and interest on their vested compensation under such plans.
Accordingly, as a general matter, it is our intention to design and administer our compensation and benefits plans and arrangements for all of our team members and other service providers, including our NEOs, so that they are either exempt from, or satisfy the requirements of, Section 409A.
Compensation Committee report
Our Compensation Committee has reviewed and discussed the CD&A in this Form 10-K/A with management. Based on such review and discussion, our Compensation Committee recommended to our Board that the CD&A be included in the
Company’s Annual Report on Form 10-K for the year ended December 31, 2024 and the proxy statement for the 2025 annual meeting of stockholders.
Compensation Committee
•Matthew Rizik, Chair
•Jonathan Mariner
•Nancy Tellem
Compensation Committee interlocks and insider participation
During 2024, our Compensation Committee consisted of Jonathan Mariner, Matthew Rizik (Chair) and Nancy Tellem. No
member of our Compensation Committee during 2024 is or was an officer or employee of the Company during 2024.
Dan Gilbert and Matthew have served, and Dan and Matthew are currently serving, in various director, executive and employment roles for RHI and certain of its affiliates. See “Item 10. Directors, Executive Officers, and Corporate
Governance – Director backgrounds and qualifications” and “– Executive officer backgrounds and qualifications”
for additional biographical information.
Dan and RHI, our principal stockholder that is controlled by Dan, hold all of our issued and outstanding Class D common stock and control 79% of the combined voting power of our common stock as of April 23, 2025. Accordingly, RHI and Dan control our business, policies and affairs and can control any action requiring the general approval of our stockholders.
Dan and Matthew are not independent directors as such term is defined by the applicable rules and regulations of the
NYSE and Matthew does not qualify as independent in accordance with the additional independence rules established by the SEC and the NYSE for our Compensation Committee. As a controlled company, we are not required to establish a compensation committee composed entirely of independent directors.
See “Item 13. Certain Relationships and Related Person Transactions, and Director Independence” for more information on the transactions and relationships between the Company, Dan and RHI and its affiliates other than the
Company and its subsidiaries (the “RHI Affiliated Entities”).

Named executive officer compensation tables
2024 summary compensation table
The following table shows total compensation earned by or granted to our NEOs during the last three fiscal years, as calculated under SEC rules, and titles of each NEO are as of December 31, 2024.

Name and principal position	Year	Salary ($)(1)	Bonus ($)(2)	Stock awards ($)(3)	Non-equity incentive plan compensation ($)(4)	All other compensation ($)(5)	Total ($)
Varun Krishna, CEO	2024	1,250,000	—	21,995,304	2,606,250	36,372	25,887,926
	2023	404,110	2,606,164	—	—	435,640	3,445,914
Brian Brown, CFO And Treasurer	2024	667,486	—	5,540,463	973,000	29,660	7,210,609
	2023	500,000	250,000	2,250,003	—	18,036*	3,018,039
	2022	325,000	466,500	3,044,233	—	5,998	3,841,731
Shawn Malhotra, CTO	2024	459,016	2,000,000	7,999,995	478,525	131,148	11,068,684
Jonathan Mildenhall, CMO	2024	657,186	2,015,000	6,999,994	685,116	474,371	10,831,667
Heather Lovier, COO	2024	516,530	—	3,249,969	834,000	55,486	4,655,985
(1)The amounts in this column represent actual salary paid to the NEOs in 2024. For the NEO’s current base salaries, see “Item 11. Executive Compensation –
Compensation discussion and analysis – 2024 executive compensation program and pay – Annual base salary”.
(2)For Shawn and Jonathan in 2024, reflects the one-time signing cash bonuses of $2 million and $2.015 million, respectively.
(3)The dollar values shown reflect the grant date fair value of RSU and PSU awards granted under our 2020 Omnibus Incentive Plan in accordance with ASC Topic 718.
The grant date fair value for RSU awards is calculated as of the closing price of our Class A common stock as quoted on NYSE on the grant date multiplied by the number of shares subject to the award.
The fair value for the portion of the PSUs that vest based upon the achievement of mortgage market share growth was based on the probable outcome of the performance-based vesting conditions as of the service inception date, which was target level of performance, multiplied by the closing price of our Class A common stock as quoted on NYSE on the service inception date.
Under FASB ASC Topic 718, the provisions of the PSUs that vest upon the achievement of rTSR are considered a market condition, and therefore the effect of that market condition is reflected in the grant date fair value for this portion of the award. A third party was engaged to complete a Monte Carlo simulation to account for the market condition. That simulation takes into account the beginning stock price of our common stock, the expected volatilities for the rTSR comparator group, the expected volatilities for the Company’s stock price, correlation coefficients, the expected risk-free rate of return and the expected dividend yield of the Company and the comparator group. The single grant-date fair value computed by this valuation method is recognized by the Company in accounting for the awards regardless of the actual future outcome of the rTSR performance. Therefore, there is no separate maximum grant-date fair value reported with respect to the rTSR PSUs.
Each of Refinance Market Growth and Purchase Market Growth is considered a performance condition and the fair value as of the service inception date used in this table for Refinance Market Growth and Purchase Market Growth PSUs corresponds with management’s expectation of the probable outcome of the performance condition as of the service inception date. The fair value of the Refinance Market Growth and Purchase Market Growth PSUs are calculated as the closing price of our common stock as quoted on NYSE on the service inception date multiplied by the target number of shares subject to the award. The maximum service inception date fair value for the
Refinance Market Growth and Purchase Market Growth PSUs granted in 2024 are as follows:
◦Varun, $7,939,824 for Refinance Market Growth (compared to $3,969,912 for such measure in the table) and $1,984,981 for Purchase Market Growth
(compared to $992,491 for such measure in the table)
◦Brian, $1,999,991 for Refinance Market Growth (compared to $999,996 for such measure in the table) and $499,998 for Purchase Market Growth (compared to
$249,999 for such measure in the table)
(4)Represents the AIP cash bonus related to the achievement of Company scorecard, adjusted Revenue, and adjusted EBITDA performance metrics.
(5)The amounts reported in this column for all NEOs for 2024 include Company matching contributions to 401(k) plan accounts, health insurance and certain perquisites and personal benefits (travel expenses, entertainment tickets, Company gifts, security, technology and new hire benefits, including relocation expenses). The amounts reported for Shawn and Jonathan in 2024 include $59,944 and $215,146, respectively, for reimbursement of commuting and temporary lodging expenses for 2024 in connection with their hiring and in accordance with their respective employment agreements.
The amounts for 2024 also include tax gross-ups in accordance with the employment agreements for each applicable NEO. The tax gross-up amounts reflect the following: $3,768 for Varun for expenses related to entertainment tickets and Company gifts; $7,111 for Brian for expenses related to entertainment tickets and Company gifts; $70,939 for Shawn primarily for expenses related to commuting,travel and temporary lodging and also for Company gifts; $238,464 for Jonathan primarily for expenses related to commuting, travel and temporary lodging and also for entertainment tickets and Company gifts; and $13,610 for Heather for expenses for work-
related travel, entertainment tickets and Company gifts.
* The above table reflects a revised “All other compensation” amount for Brian for 2023 due to perquisites received in 2023 but paid by the Company in 2024.

Grants of plan-based awards in 2024
The following table provides information about equity and non-equity awards granted to our NEOs in
2024. All equity awards were made under the 2020 Omnibus Incentive Plan.

Name	Grant date	Board approval date	Estimated possible payouts under non-equity incentive plan awards(1)			Estimated future payouts under equity incentive plan awards(2)			All other stock awards: number of shares of stock or units (#)	Grant date fair value of stock awards ($)(3)
			Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Varun Krishna	3/8/2024(2)	3/8/2024	—	—	—	390,126	780,252	1,560,504	—	12,070,498
	3/8/2024(4)	3/8/2024	—	—	—	—	—	—	780,252	9,924,805
	—	—	312,500	1,250,000	2,500,000	—	—	—	—	—
Brian Brown	3/8/2024(2)	3/8/2024	—	—	—	98,270	196,540	393,080	—	3,040,474
	3/8/2024(4)	3/8/2024	—	—	—	—	—	—	196,540	2,499,989
	—	—	116,667	466,667	933,333	—	—	—	—	—
Shawn Malhotra	5/6/2024(5)	5/6/2024	—	—	—	—	—	—	579,290	7,999,995
	—	—	57,377	229,508	459,016	—	—	—	—	—
Jonathan Mildenhall	3/7/2024(6)	3/7/2024	—	—	—	—	—	—	553,797	6,999,994
	—	—	82,148	328,593	657,186	—	—	—	—	—
Heather Lovier	3/7/2024(6)	3/7/2024	—	—	—	—	—	—	158,227	1,999,989
	8/26/2024(7)	8/26/2024	—	—	—	—	—	—	60,153	1,249,979
	—	—	100,000	400,000	800,000	—	—	—	—	—
(1)Represents possible payouts for the Company financial performance metrics (representing two-thirds of the target value) under our 2024 AIP. Threshold performance reflects earned performance at the threshold level for one of the two Company financial performance metrics. The remaining one-third of the target value of the 2024 AIP relates to a discretionary payout (Company scorecard) and therefore is not reflected here. Actual bonuses earned for 2024 are disclosed in the “Non-Equity Incentive Plan
Compensation” column of the 2024 summary compensation table.
(2)Represents grants of PSUs with 50% of the PSUs vesting based on the Company’s TSR performance compared to the TSR peer group, 40% of the PSUs vesting based on achievement of financial performance goals relating to Refinance Market Growth and 10% of the PSUs vesting based on achievement of financial performance goals relating to Purchase Market Growth. See “Item 11. Executive Compensation – Compensation discussion and analysis – 2024 executive compensation program and pay –
Long-term equity awards” for further information regarding the long-term incentive program.
(3)The grant date fair values in this column are calculated as disclosed in the 2024 summary compensation table above. The grant date fair value per share was $12.72 on
March 8, 2024, $13.81 on May 6, 2024, $12.64 on March 7, 2024 and $20.78 on August 26, 2024 (the closing price per share of the Company’s Class A common stock on the NYSE on each date, respectively).
(4)Represents grants of RSUs that vest in six equal installments semiannually on each consecutive March 8 and September 8 beginning on September 8, 2024.
(5)Represents grant of RSUs that vest in six equal installments semiannually on each consecutive November 6 and May 6 beginning on November 6, 2024, for Shawn’s new hire equity award.
(6)Represents grants of RSUs that vest in six equal installments semiannually on each consecutive March 7 and September 7 beginning on September 7, 2024, for
Jonathan’s new hire equity award and Heather’s annual equity award.
(7)Represents grants of RSUs that vest in six equal installments semiannually on each consecutive March 7 and September 7 beginning on March 7, 2025, for Heather’s equity award granted in conjunction with her promotion.

Narrative disclosure to summary compensation table and grants of plan-based awards table
Employment agreements
In 2020, Brian entered into an employment agreement with Rocket, LLC, dba RKT Holdings (“Holdings”), and in connection with his promotion in 2022, he entered into an amendment to his employment agreement with Holdings to reflect his appointment as Chief Financial Officer and Treasurer effective November 15, 2022.
In connection with his initial appointment as Chief Executive Officer, Varun entered into an employment agreement and offer letter with Holdings, effective September 5, 2023. Throughout this Form 10-K/A, the term “employment agreement” is used to describe terms set forth in either his employment agreement or offer letter, as applicable. His employment agreement provides for (1) an annual base salary of $1.25 million and a target bonus of 150% of his base salary for each calendar year (with a guaranteed payment of the target payout subject to pro-ration for 2023), (2) a one-time signing bonus of $2 million and (3) eligibility to receive a grant of RSUs and PSUs in 2024, in an aggregate number of shares (at target for the PSUs) based on $16.875 million divided by the 30-day trailing average stock price ending on September 5,
2023.
In connection with his appointment as Chief Marketing Officer, Jonathan entered into an employment agreement and offer letter with Holdings effective January 8, 2024. Throughout this Form 10-K/A, the term “employment agreement” is used to describe terms set forth in either his employment agreement or offer letter, as applicable. His employment agreement provides for (1) an annual base salary of $670,000 and a target bonus of 50% of his base salary for each calendar year,
(2) a one-time signing bonus of $2.02 million and (3) eligibility to receive a grant of RSUs in March 2024, in an aggregate number of shares based on $7 million divided by the closing stock price on the grant date. As previously noted, the
Compensation Committee approved a target bonus of 75% of Jonathan’s base salary on August 26, 2024, following his appointment by the Board as a new executive officer on June 20, 2024.
In connection with his appointment as Chief Technology Officer, Shawn entered into an employment agreement and offer letter with Holdings effective May 6, 2024. Throughout this Form 10-K/A, the term “employment agreement” is used to describe terms set forth in either his employment agreement or offer letter, as applicable. His employment agreement provides for (1) an annual base salary of $700,000 and a target bonus of 50% of his base salary for each calendar year,
(2) a one-time signing bonus of $2 million and (3) a grant of RSUs, in an aggregate number of shares based on $8 million divided by the closing stock price on the grant date. As previously noted, the Compensation Committee approved a target bonus of 75% of Shawn’s base salary on August 26, 2024, following his appointment by the Board as a new executive officer on June 20, 2024.
In connection with her promotion to Chief Operating Officer, Heather entered into an employment agreement with
Holdings effective June 20, 2024.
Pursuant to each employment agreement, such NEOs are paid an annual base salary and are eligible to receive an annual bonus based on the satisfaction of business objectives and/or other criteria as determined in the sole discretion of our Compensation Committee. The employment agreements also include post-termination restrictive covenant provisions, including perpetual non-disclosure of confidential information, non-competition for 18 months, non-solicitation of employees’ customers, clients and vendors for 18 months and perpetual non-disparagement covenants.
See “Item 11. Executive Compensation – Potential payments upon termination of employment or Change in
Control of the Company” for a description of the potential payments and benefits payable to our NEOs following a termination under their employment agreements and otherwise.
Annual base salary
For 2024, the amounts reported in the Salary column reflect the actual salary paid to the NEOs in 2024. For Brian, the amount reported reflects his base salary through August 26, 2024 and his base salary thereafter in connection with the expansion of his responsibilities to include leading corporate strategy & development. For Shawn and Jonathan, the amounts reported reflect their base salaries beginning on their hiring dates on May 6, 2024 and January 8, 2024, respectively. For Heather, the amount reported reflects her base salary rates from January 1, 2024 through February 18,
2024 and February 19, 2024 through August 26, 2024 and her base salary thereafter in connection with her promotion.

Annual cash bonuses
In 2024, target bonuses were set for the NEOs as a percentage of base salary to be earned pursuant to the terms of the
AIP. In February 2025, the Compensation Committee determined that the 2024 bonuses would be paid out at 139% (as a percentage of target bonus) based upon actual performance achieved in 2024. As a result, the amounts reported for 2024 in the Non-Equity Incentive Plan Compensation column reflect the applicable target bonus of each NEO multiplied by the actual performance achieved of 139%. For Brian and Heather, the target bonuses (as a percentage of base salary) were determined using their respective new base salary rates following the increases in their base salaries, retroactive for the full year. For Shawn and Jonathan, the amounts reflect pro rata target bonuses based on actual base salary earned from their employment start dates on May 6, 2024 and January 8, 2024, respectively.
In 2022 and 2023, there were no pre-set performance goals that were required to be satisfied for the annual discretionary cash bonus. Therefore, such amounts are included in the Bonus column of the 2024 summary compensation table.
For 2022, there were no annual discretionary bonuses that were earned in connection with service as an executive officer.
Brian earned a discretionary Drive bonuses in connection with his service prior to his 2022 promotion, prorated for the time spent in such prior role in 2022. For Brian, the amount for 2022 reported also includes a one-time cash bonus of
$325,000 in connection with his promotion.
Equity awards
For 2024, the amounts reported in the Stock Awards column reflect the grant date fair values of RSU and PSU awards granted under our 2020 Omnibus Incentive Plan, which grant date fair values were calculated as disclosed in the footnote
3 of the 2024 summary compensation table and in accordance with FASB ASC Topic 718 and applicable SEC rules. The grant date fair value of awards reflects an estimate as of the grant date or service inception date, as applicable, and may not correspond to the actual value that will be realized by our NEOs. Furthermore, with respect to Varun’s 2024 annual equity awards, his employment agreement provides that the applicable grant value of such RSUs and target PSUs would be divided by the 30-day trailing average stock price ending on September 5, 2023, his employment start date, to determine the applicable number of shares for his respective RSU and PSU grants rather than using of the date of grant as is calculated in the Summary Compensation Table above. The 30-day trailing average stock price end on September 5,
2023 was $10.81 whereas the actual stock price on the date of grant was $12.72, which reflects a higher value in the
Summary Compensation Table above. On March 8, 2024, Varun and Brian were granted annual equity awards consisting of RSUs and PSUs earned upon the achievement of performance objectives based on rTSR, Refinance Market Growth and Purchase Market Growth. Shawn was granted an equity award consisting solely of RSUs on May 6, 2024, in connection with his hiring as a replacement of him forgoing the vesting and earnings of certain outstanding equity awards from his prior position. Jonathan was granted an equity award consisting solely of RSUs on March 7, 2024, in connection with his hiring as an inducement to join the Company. On March 7, 2024, prior to her appointment as an executive officer,
Heather was granted an annual equity award consisting solely of RSUs. On August 26, 2024, Heather was granted an additional one-time equity award consisting solely of RSUs in recognition of her promotion to Chief Operating Officer. All
RSUs vest semiannually over three years, subject to continued employment on the applicable vesting date.
For 2023 and 2022, the amounts reported in the Stock Awards column reflect the grant date fair value of RSU awards granted on March 3, 2023 and March 7, 2022, respectively, under our 2020 Omnibus Incentive Plan. For 2022, the grant date fair value includes $1.01 per share for the special dividend effective shortly following the grant date. The RSUs vest in three equal installments on each of the first three anniversaries of the grant date, subject to continued employment on the applicable vesting date. All RSUs are credited with dividend equivalent rights that are accrued and paid in cash at settlement following the vesting date. To the extent the RSUs vest, the cash amount paid is equal to the dividends declared per share of our Class A common stock over the vesting period, multiplied by the number of vested RSUs. No dividends are paid on unvested RSUs.
In January 2022, Brian’s 2019 RHI RSUs were amended (the “January 2022 Amendment”) to allow for cash settlement of the portion of such RHI RSUs that vested on October 31, 2021 but were not previously settled, in an amount equal to the fair market value as of the vesting date of such RHI RSUs. Brian received a cash payment of $1,340,000 (less applicable withholding taxes) in connection with such cash settlement. For Brian, the amount reported in the Stock Awards column for 2022 includes the incremental fair value of $880,000 (which was calculated based on the settlement value less the initial grant date value) recognized as accounting expense by the Company in 2022 in connection with this award modification in accordance with ASC 718. The January 2022 Amendment was approved by the board of directors of RHI.

Outstanding equity awards at December 31, 2024
The following table provides information about the outstanding Company equity awards held by our
NEOs as of December 31, 2024.

Name	Grant date	Option awards				Stock awards
		Number of securities underlying unexercised options exercisable (#)	Number of securities underlying unexercised options unexercisable (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)(8)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#) (9)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)(10)
Varun Krishna	3/8/2024(1)	—	—	—	—	650,210	7,321,365	585,189	6,589,228
Brian Brown	3/8/2024(1)	—	—	—	—	163,784	1,844,208	147,405	1,659,780
	3/3/2023(2)	—	—	—	—	173,612	1,954,871	—	—
	3/7/2022(2)	—	—	—	—	54,201	610,303	—	—
	8/5/2020(3)	92,402	—	18.00	8/5/2030	—	—	—	—
Shawn Malhotra	5/6/2024(4)	—	—	—	—	482,742	5,435,675	—	—
Jonathan Mildenhall	3/7/2024(5)	—	—	—	—	461,498	5,196,467	—	—
Heather Lovier	8/26/2024(6)	—	—	—	—	60,153	677,323	—	—
	3/7/2024(5)	—	—	—	—	131,856	1,484,699	—	—
	9/28/2023(7)	—	—	—	—	121,508	1,368,180	—	—
	3/7/2022(2)	—	—	—	—	12,195	137,316	—	—
	8/5/2020(3)	123,203	—	18.00	8/5/2030	—	—	—	—
(1)Each of these RSU awards vests in six equal installments semiannually on each consecutive March 8 and September 8 beginning on September 8, 2024, subject to such person’s employment continuing on such applicable vesting dates.
(2)Each of these RSU awards vests in three equal installments on each of the first three anniversaries of the grant date, subject to such person’s employment continuing on such applicable vesting dates.
(3)These stock option awards vested as to 33.33% on the first anniversary of the grant date and monthly thereafter over the next 24 months, subject to such person’s employment continuing on such applicable vesting dates.
(4)This RSU award vests in six equal installments semiannually on each consecutive November 6 and May 6 beginning on November 6, 2024, subject to such person’s employment continuing on such applicable vesting dates.
(5)Each of these RSU awards vests in six equal installments semiannually on each consecutive March 7 and September 7 beginning on September 7, 2024, subject to such person’s employment continuing on such applicable vesting dates.
(6)This RSU award vests in six equal installments semiannually on each consecutive March 7 and September 7 beginning on March 7, 2025, subject to such person’s employment continuing on such applicable vesting dates.
(7)This RSU award vests in six equal installments semiannually on each consecutive March 7 and September 7 beginning on March 7, 2024, subject to such person’s employment continuing on such applicable vesting dates.
(8)Represents the sum of (a) the product of (i) $11.26 (which was the closing price of the Company’s Class A common stock on the NYSE on December 31, 2024, the last trading day of 2024) and (ii) the number of shares of Class A common stock underlying the RSUs, and (b) the cash dividend equivalents related to such RSUs, as applicable. As of December 31, 2024, Brian had earned dividend equivalents on outstanding unvested RSUs from 2022 awards in the amount of $54,743.
(9)Represents outstanding Relative TSR, Refinance Market Growth and Purchase Market Growth PSUs with performance conditions that have not yet been satisfied. The number of PSUs has been calculated for purposes of this table based on the assumption that target performance, threshold performance and threshold performance will be achieved for the 2024 rTSR, Purchase Market Growth and Refinance Market Growth, respectively. For additional information on the performance metric design, goals and corresponding payout levels of the award, see “Item 11. Executive Compensation – Compensation discussion and analysis – 2024 executive compensation program and pay – Long-term equity awards.”
(10)Represents the product of (i) $11.26 (which was the closing price of the Company’s Class A common stock on the NYSE on December 31, 2024, the last trading day of
2024) and (ii) the applicable number of shares of Class A common stock underlying the PSUs.

Option exercises and stock vested in 2024
The following table sets forth information regarding the value realized by each of our NEOs on the vesting of stock awards in 2024. The number of shares acquired and the value realized for each award excludes the payment of any fees, commissions or taxes. In 2024, no stock options were exercised by our NEOs.

Name	Number of shares acquired on vesting (#)	Value realized on vesting ($)(1)
Varun Krishna	130,042	2,511,111
Brian Brown	173,761	2,489,529
Shawn Malhotra	96,548	1,520,631
Jonathan Mildenhall	92,299	1,782,294
Heather Lovier	99,318	1,646,199
(1)Based on the number of RSUs vested multiplied by the closing price of the Company’s Class A common stock on the NYSE on the vesting date, plus the amount of dividend equivalent rights attached to the RSUs (which were payable in cash at the time the vested RSUs were settled).
Potential payments upon termination of employment or change in control of the
Company
Equity awards
The award agreements for the RSU awards granted in 2022, 2023 and 2024 provide that in the event of a Change in
Control, the awards will, to the extent unvested, become immediately vested if either (a) the officer’s employment is terminated by the Company without Cause or by the officer for Good Reason within 18 months following the effective date of the Change in Control or (b) if the RSU or option awards are not continued, assumed or substituted. In addition, the
RSU awards granted in 2022, 2023 and 2024 provide that in the event of the officer’s termination of employment due to the officer’s death or disability, the unvested RSUs then held by the officer immediately become fully vested. The RSU award agreements also include restrictive covenants (non-competition and non-solicitation) and confidentiality protections for specified periods, and the awards will be immediately forfeited if any such provision is violated.
The award agreements for the PSU awards granted in 2024 provide that in the event of a Change in Control, the earned portion of the awards will, to the extent unvested, become immediately vested if either (a) the officer’s employment is terminated by the Company without Cause or by the officer for Good Reason within 18 months following the effective date of the Change in Control or (b) if the PSU awards are not continued, assumed or substituted. The amount of PSUs earned will be determined by the Compensation Committee as of the date of the change of control or, if not determined, at target performance. The award agreements also include restrictive covenants (non-competition and non-solicitation) and confidentiality protections for specified periods, and the awards will be immediately forfeited if any such provision is violated. In addition, the PSU awards granted in 2024 provide that in the event of the officer’s termination of employment due to the officer’s death or disability, the PSUs then held by the officer remain outstanding and eligible to become earned following the applicable performance period, provided that the number of PSUs eligible for vesting based on the number of days of the applicable performance period prior to the officer’s termination due to death or disability. Any PSUs that do not vest as a result of the officer’s termination due to death or disability are forfeited. The PSU award agreements also include restrictive covenants (non-competition and non-solicitation) and confidentiality protections for specified periods, and the awards will be immediately forfeited if any such provision is violated.
The stock option award agreements provide that, upon termination without Cause, vested stock options will remain exercisable after the termination date until the earlier of 90 days following such termination or the expiration date of the stock options.
In December 2020, upon recommendation of our Compensation Committee, our Board determined to modify the equity awards granted in 2020, including the awards to our NEOs, to provide for immediate vesting of the unvested portion of the
RSU or stock option award at the time of termination of employment due to death or disability, with the stock option award remaining exercisable until the earlier of one year following such termination and the expiration date of the stock option.
The RSUs granted in 2022 and 2023 also provide for immediate vesting of the unvested portion of the RSU at the time of termination of employment due to death or disability.

All RSUs are credited with dividend equivalent rights that are accrued and paid in cash at settlement following the vesting date. To the extent the RSUs vest, the cash amount paid is equal to the dividends declared per share of our Class A common stock over the vesting period, multiplied by the number of vested RSUs. No dividends are paid on unvested
RSUs.
All PSUs are credited with dividend equivalent rights that are accrued as to 100% of the PSUs outstanding on the dividend payment date and paid in connection with the settlement of the underlying PSUs (with such dividend equivalent rights paying out at 0% to 200% of the target based on the actual amount of PSUs earned). Dividend equivalent rights accrued on PSUs are paid in cash or, if approved by the Compensation Committee, in the form of additional stock units at settlement following the vesting date. No dividends are paid on unvested PSUs.
Cause means:
•The officer’s conviction of, or entry of a plea of no contest to a felony;
•The officer’s gross negligence or willful misconduct, or a willful failure to attempt in good faith to substantially perform such person’s duties;
•The officer’s material breach of a material provision of an employment agreement or offer letter or any non-
competition, non-disclosure or non-solicitation agreement;
•The officer’s material violation of the Company’s material written policies;
•The officer’s fraud or misappropriation, embezzlement or material misuse of the Company’s funds or property; or
•Willful or reckless misconduct in respect of the officer’s obligations to the Company or its affiliates or other acts of misconduct by the officer occurring during the course of the officer’s employment or service that results in or could reasonably be expected to result in material damage to the Company’s property, business or reputation.
Good Reason means, absent the officer’s written consent:
•A material diminution in the officer’s authority, duties or responsibilities;
•A material diminution in the officer’s base salary other than a general reduction in base salary that affects all similarly situated team members; or
•A relocation of the officer’s principal place of employment by more than 50 miles from the officer’s current principal place of employment, unless the new principal place of employment is closer to the officer’s home address or the position is virtual.
Change in Control means the first to occur of any of the following events:
•The acquisition by any person or group, or persons acting jointly or in concert, of beneficial ownership of 50% or more of the combined voting power of the outstanding voting securities of the Company entitled to vote in the election of directors (the “Outstanding Company Voting Securities”), excluding any acquisition by the Company or any of its affiliates, Permitted Holders (as defined below) or any of their respective affiliates or by any employee benefit plan sponsored or maintained by the Company or any of its affiliates;
•A change in the composition of our Board such that members of our Board during any consecutive 24-month period
(including any person becoming a director through election or nomination approved by such incumbent directors, but excluding any individual becoming a director as a result of an election contest, or as a result of a solicitation of proxies by or on behalf of any person other than our Board) cease to constitute a majority of our Board;
•The approval by the stockholders of the Company of a plan of complete dissolution or liquidation of the Company; and
•The consummation of a reorganization, recapitalization, merger, amalgamation, consolidation, statutory share exchange or similar form of corporate transaction involving the Company, or sale, transfer or other disposition of all or substantially all of the business or assets of the Company to an entity that is not an affiliate of the Company or
Permitted Holders, unless immediately following such business combination or sale:
(A) The Outstanding Company Voting Securities that were outstanding immediately prior to such business combination or sale (or shares into which the Outstanding Company Voting Securities were converted) represent more than 50% of the total voting power of the entity resulting from such business combination or the acquiring entity in such sale (in either case, the “Surviving Company”), or the ultimate parent entity that has beneficial ownership of sufficient voting power to elect a majority of our board of directors of the Surviving Company (the “Parent Company”), and such voting power among the holders thereof is in substantially the same proportion as the voting power of the Outstanding
Company Voting Securities among the holders thereof immediately prior to such business combination or sale; and
(B) No person (other than RHI, Permitted Holders or any employee benefit plan sponsored or maintained by the
Surviving Company or the Parent Company) is or becomes the beneficial owner of 50% or more of the total voting power of the outstanding voting securities eligible to elect members of our board of directors of the Parent Company
(or, if there is no Parent Company, the Surviving Company).
Permitted Holders means each of:
•Dan Gilbert, his spouse, children, lineal descendants or the estates, heirs, executors, personal representatives, successors or administrators, or any trust established for the benefit of (or any charitable trust or non-profit entity established by) any such Gilbert family member, or any trustee, protector or similar person of such trust or non-profit entity or any person controlling, controlled by or under common control with any such person;
•Jay Farner, his children, lineal descendants or heirs, or any trust established for the benefit of (or any charitable trust or non-profit entity established by) any such Farner family member, or any trustee, protector or similar person of such trust or non-profit entity or any person controlling, controlled by or under common control with any such person;
•RHI and any of its subsidiaries;
•Any person who is acting solely as an underwriter in connection with a public or private offering of equity interests of the Company or any of its direct or indirect parent companies, acting in such capacity; and
•Any group the members of which include any of the Permitted Holders specified in the first three bullets of the
Permitted Holders definition immediately above that hold or acquire beneficial ownership of the voting stock of the
Company so long as (1) each member has voting rights proportional to the percentage of ownership interests held or acquired by such member (or more favorable voting rights, in the case of any Permitted Holders specified in clauses
(i), (ii) and (iii)) and (2) no person or other group beneficially owns more than 50% on a fully diluted basis of the voting stock held by the Permitted Holder group.
Employment agreements
Holdings entered into an employment agreement and offer letter with Varun in connection with his appointment as Chief
Executive Officer, effective September 5, 2023. Holdings also entered into employment agreements and offer letters with
Jonathan and Shawn in connection with their respective appointments as Chief Marketing Officer, effective January 8,
2024, and Chief Technology Officer, effective May 6, 2024. Other than as set forth below, such employment agreements do not include severance or change in control benefits.
Varun’s employment agreement provides eligibility for severance benefits in the event he is terminated without Cause, or resigns for Good Reason (as defined in the employment agreement), including (i) a lump sum cash payment equal to two times his salary, (ii) 18 months of health benefits, (iii) 12 months accelerated vesting of time-based RSUs and (iv) pro-
rated vesting of PSUs (dependent on actual performance).
Jonathan’s and Shawn’s employment agreements each provide eligibility for severance benefits in the event they are terminated without Cause, or resign for Good Reason (as defined in each employment agreement), including (i) a lump sum cash payment equal to one times base salary, (ii) 12 months of health benefits and (iii) 12 months accelerated vesting of time-based RSUs.
In 2020, Brian entered into an employment agreement with Holdings, and in connection with his promotion in 2022, he entered into an amendment to his employment agreement with Holdings to reflect his appointment as Chief Financial
Officer and Treasurer effective as of November 15, 2022. Heather entered into an employment agreement with Holdings in connection with her promotion as Chief Operating Officer effective as of June 20, 2024. Brian’s and Heather’s employment agreements do not include severance or change in control benefits.

Change in control and severance payments table
The table below reflects the severance payments, health benefits and accelerated vesting of outstanding equity awards the applicable NEO would have received upon the following events as of December 31, 2024, pursuant to the NEO award agreements and employment agreements, as applicable:
•Termination of employment due to death or disability; or
•A Change in Control in which the RSU and PSU awards are not continued, assumed or substituted, or a Change in
Control within 18 months of termination of the officer’s employment by the Company without Cause or by the officer for
Good Reason; or
•Termination without Cause, or resignation for Good Reason.
These estimates do not reflect the actual amounts that would be paid to such persons, which would only be known at the time that they become eligible for payment and would only be payable if the specified event occurs. The value of the
RSUs and PSUs also include the dividend equivalent rights that are settled in cash upon the vesting and settlement of the
RSUs and PSUs. Brian’s and Heather’s employment agreements do not include severance or change in control benefits.

Name	Payments upon termination	Termination due to death or disability ($)(1)	Change in control and termination (for good reason or without cause) ($)(1)	Termination without cause or for good reason ($)
Varun Krishna	Severance amount	—	—	2,518,612(2)
	Equity incentives (vesting accelerated)	10,249,910	16,107,002	5,857,092(4)
	Total	10,249,910	16,107,002	8,375,704
Brian Brown	Severance amount	—	—	—
	Equity incentives (vesting accelerated)	4,224,381	5,699,741	—
	Total	4,224,381	5,699,741	—
Shawn Malhotra	Severance amount	—	—	712,408(3)
	Equity incentives (vesting accelerated)	5,435,675	5,435,675	2,174,261(4)
	Total	5,435,675	5,435,675	2,886,669
Jonathan Mildenhall	Severance amount	—	—	682,408(3)
	Equity incentives (vesting accelerated)	5,196,467	5,196,467	2,078,573(4)
	Total	5,196,467	5,196,467	2,760,981
Heather Lovier	Severance amount	—	—	—
	Equity incentives (vesting accelerated)	3,679,834	3,679,834	—
	Total	3,679,834	3,679,834	—
(1)Represents the acceleration of unvested equity per the award agreements. For RSUs, the number of RSUs accelerated is multiplied by $11.26, the closing price of our common stock on December 31, 2024. For PSUs, the number of PSUs accelerated at target is multiplied by $11.26, the closing price of our common stock on December
31, 2024.
(2)Represents cash severance benefits per the employment agreement including two times annual base salary and 18 months of health benefits.
(3)Represents cash severance benefits per the employment agreements including one times annual base salary and 12 months of health benefits.
(4)Represents the acceleration of unvested equity per the employment agreements, as applicable. Assumes PSUs that vest will be valued at target.

CEO pay ratio
We are required to calculate and disclose the annual total compensation paid to our median employee, as well as the ratio of the annual total compensation paid to the median employee as compared to the annual total compensation paid to our
CEO. The following describes our methodology for identifying and calculating the total compensation paid to our median employee and the resulting CEO pay ratio and supplemental CEO pay ratio.
Pay ratio
After applying the methodology described below, we concluded that our median employee in 2024 worked in Rocket
Experience at Rocket, LLC with 2024 annual total compensation of $99,760. The median employee’s compensation was calculated in the same manner used to calculate Varun’s compensation in the Summary Compensation Table. Varun’s annual total compensation was $25,887,926 for purposes of the CEO pay ratio in 2024, as reported in the Summary
Compensation Table. Based on the described methodology, our 2024 CEO to median employee pay ratio was 260:1.
This information is being provided for compliance purposes only. Neither our Compensation Committee nor management of the Company used these pay ratios in making compensation decisions for 2024. These pay ratios are a reasonable estimate calculated in a manner consistent with SEC rules based on the methodology described herein. Our pay ratios may not be comparable to the pay ratios of other companies because the SEC rules permit a variety of methodologies, estimates, adjustments and assumptions.
Measurement date and employee population
We determined to voluntarily update our median employee for 2024. As such, we identified the median employee using a measurement date of December 31, 2024, as of when we employed approximately 14,263 team members in the United
States and Canada.
Consistently applied compensation measure
The applicable rules require us to identify the median employee by use of a “consistently applied compensation measure,”
or CACM. For 2024, we chose a CACM based on W-2 wages for employees in the United States and T4 wages for employees in Canada. Canadian dollars were converted to U.S. dollars using an average conversion rate for 2024. For employees that worked in both the United States and Canada, we combined the W-2 and T4 wages, where appropriate, when identifying the median employee. We did not annualize the compensation paid to partial- year employees or employees who were on an unpaid leave of absence, and we did not utilize any cost-of-living adjustments. We did not exclude any foreign team members in our calculation.

Compensation of Non-Affiliated Directors
2024 compensation program
Our Non-Affiliated Director compensation policy was last revised by the Board in June 2023 following a review of information provided by Korn Ferry, an independent compensation consultant. Key elements of the policy are summarized below — no changes were made to the policy for 2024.

Retainer	2024 ($)
Cash
Annual – All Directors	75,000
Annual – Committee Chair	30,000
Annual – Committee Member (non-Chair)	15,000
Fee Per Meeting	—
RSU Award (grant value)	215,000
Each director is reimbursed for reasonable business expenses incurred by such director in connection with such director’s services. Affiliated directors, or directors who are employees or executives of the Company, or who provide services to
RHI or any of its subsidiaries, do not receive compensation for their services as directors of the Company.
Utilization of peer group benchmarking
When revising the Non-Affiliated Director compensation policy in June 2023, our Board utilized benchmarking with the same peer group used for NEO compensation, general industry survey data and related market information from Korn
Ferry. Our Nominating and Governance Committee will consider the need for additional benchmarking or other changes to the compensation program for Non-Affiliated Directors on a periodic basis. The Nominating and Governance Committee did not review benchmarking data or consider changes to the policy in 2024.
Annual cash retainers
All cash retainers are paid quarterly in arrears.
Annual RSU award
The annual RSU award is granted on the date of each annual meeting of stockholders and will vest in full on the earlier of the first anniversary of the grant date or the date of the first regularly scheduled annual meeting of stockholders following the grant date. In the event of a Change in Control (as defined below), any unvested RSU awards will become immediately vested and settled if either (a) the director will not continue as a member of our Board of the Company, acquirer or surviving company as applicable or (b) if the RSU awards are not continued or assumed. The RSU awards also provide for immediate vesting of the unvested portion of the RSU award at the time of termination of service due to death or disability. In the event of a director’s termination of service at any time prior to the vesting date, other than due to death or disability or in connection with a Change in Control, all unvested RSUs will be canceled and forfeited.
All RSUs are credited with dividend equivalent rights that are accrued and paid in cash at settlement following the vesting date. To the extent the RSUs vest, the cash amount paid is equal to the dividends declared per share of our Class A common stock over the vesting period, multiplied by the number of vested RSUs. No dividends are paid on unvested
RSUs.
Non-Affiliated Director compensation limitation
Our stockholder-approved 2020 Omnibus Incentive Plan provides that the maximum grant date fair value of awards to a
Non-Affiliated Director in any single fiscal year, taken together with any cash fees paid to such director during the fiscal year, will be $750,000.

Stock ownership guidelines for Non-Affiliated Directors
In March 2021, we adopted robust stock ownership guidelines to further future alignment of the long-term interests of our executive officers and Non-Affiliated Directors with those of our stockholders. Our stock ownership guidelines generally require that our Non-Affiliated Directors own shares of our common stock having an aggregate value equal to five times the Non-Affiliated Director’s annual cash retainer. Shares that count towards ownership include vested shares or units owned outright, and vested shares or units owned by immediate family members. Generally, each Non-Affiliated Director will have five years from joining the Board, or the date such director becomes subject to the guidelines to achieve compliance. As of December 31, 2024, all Non-Affiliated Directors had met or were on track to meet the requirements within the five year compliance period.
2024 director compensation table
The table below sets forth the compensation of our directors in 2024, excluding Varun, whose compensation for his service as an executive officer is covered in the Summary Compensation Table. Bill Emerson is also a director and an executive officer of the Company, and he does not receive any additional compensation for services provided as a director. Equity award amounts are based on grant date fair values and do not represent the actual value that will be received by each individual from the awards.

Name	Fees earned or paid in cash ($)(1)	Stock awards ($)(2)	All other compensation ($)	Total ($)
Dan Gilbert	—	—	—	—
Jennifer Gilbert	—	—	—	—
Jonathan Mariner	120,000	214,986	—	334,986
Alex Rampell(3)	68,613	296,042	—	364,655
Matthew Rizik(4)	—	—	—	—
Suzanne Shank	105,000	214,986	—	319,986
Nancy Tellem	105,000	214,986	—	319,986
(1)Reflects annual cash retainer for Board Committee and Board Committee chairperson service.
(2)Reflects the grant date fair value of RSU awards granted under our 2020 Omnibus Incentive Plan in accordance with the Financial Accounting Standards Board
Accounting Standards Codification Topic 718 for stock-based compensation, disregarding the effect of estimated forfeitures (“ASC Topic 718”). The grant date fair value is calculated as of the closing price of our Class A common stock as quoted on NYSE on the grant date, multiplied by the number of shares subject to the award.
(3)The amount reflected in the Stock Awards column for Alex includes RSUs granted on February 1, 2024 in connection with his appointment to the Board.
(4)Matthew is a member of RHI’s board and is an executive of RHI, as well as serving Chief Executive Officer of ROCK, and therefore does not receive compensation for services as a director of the Company in accordance with our policy. However, he receives compensation from his consulting services to the Company and Holdings. See
“Item 13. Certain Relationships and Related Person Transactions, and Director Independence – Related Person Transactions – Other transactions.”
As of December 31, 2024, Jonathan, Suzanne and Nancy each held 15,034 unvested RSUs, Alex held 22,623 unvested
RSUs and Matthew held 276,174 unvested RSUs and options to purchase 30,801 shares of Class A common stock.

Item 12. Security ownership of certain beneficial owners and management and related stockholder matters
Security ownership of certain beneficial owners and management
The following table sets forth the beneficial ownership of our Class A common stock as of April 23, 2025:
•Each person, or group of affiliated persons, who we know to beneficially own more than 5% of any class or series of our capital stock;
•Each of our named executive officers;
•Each of our directors and director nominees; and
•All of our executive officers and directors as a group.
In August 2020, we entered into the Exchange Agreement with RHI and Dan Gilbert, pursuant to which each of RHI and
Dan Gilbert (or certain transferees thereof) will have the right to exchange its or his non-voting common interest units of
Holdings (“Holdings Units”) (along with corresponding shares of our Class D common stock or Class C common stock), for, at our option (as the sole managing member of Holdings), (i) shares of our Class B common stock or Class A common stock, as applicable, on a one-for-one basis or (ii) cash from a substantially concurrent public offering or private sale
(based on the price of our Class A common stock in such public offering or private sale), subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications.
The percentages of ownership and combined voting power set forth below are based on 150,926,360 shares of our Class
A common stock and 1,848,879,483 Holdings Units and shares of our Class D common stock issued and outstanding as of April 23, 2025. The voting limitation in our Certificate of Incorporation (the “Voting Limitation”) provides that, at any time when the aggregate voting power of the outstanding common stock or preferred stock beneficially owned by RHI or any entity disregarded as separate from RHI for U.S. federal income tax purposes (the “RHI Securities”) would be equal to or greater than 79% of the total voting power of our outstanding stock, the number of votes per share of each RHI security will be reduced such that the aggregate voting power of all of the RHI Securities is equal to 79%. As a result of the Voting
Limitation, as of April 23, 2025, (a) each outstanding share of Class D common stock held by RHI would be entitled to
0.3297 votes per share, representing an aggregate of 79.0% of the combined voting power of our outstanding common stock, (b) each outstanding share of Class D common stock held by Dan Gilbert would be entitled to 10 votes per share, representing an aggregate of 1.4% of the combined voting power of our outstanding common stock and (c) each outstanding share of Class A common stock would be entitled to one vote per share, representing an aggregate of 19.6%
of the combined voting power of our outstanding common stock.
The amounts of Class A common stock beneficially owned are reported on the basis of the regulations of the SEC governing the determination of beneficial ownership of securities. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of such security, or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days of April 23, 2025. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities.
As of April 23, 2025, only shares of Class A common stock and Class D common stock are outstanding. However, because each of RHI and Dan Gilbert has the right at any time to (a) exchange any Holdings Units (together with a corresponding number of shares of Class D common stock) for, at our option (as the sole managing member of Holdings),
(i) shares of our Class B common stock on a one-for-one basis or (ii) cash from a substantially concurrent public offering or private sale (based on the price of our Class A common stock in such public offering or private sale), subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications and (b) convert shares of
Class D common stock into a shares of Class C common stock on a one-for-one basis, our Class B common stock and
Class C common stock is currently beneficially owned by each of RHI and Dan Gilbert. The number of shares of Class B common stock and Class C common stock and the percentage beneficially owned by each of RHI and Dan Gilbert are equal to the amounts reported for the Class D common stock in the following table, assuming that all Holdings Units
(together with the corresponding shares of Class D common stock) have been exchanged for shares of Class B common stock on a one-for-one basis or shares of Class D common stock have been converted into shares of Class C common stock on a one-for-one basis, as applicable.

Except as otherwise indicated and subject to applicable community property laws, each owner has sole voting and investment power with respect to the securities listed. Unless otherwise indicated, the address for each beneficial owner listed below is 1050 Woodward Avenue, Detroit, MI 48226.

Name and address of beneficial owner	Class A common stock owned directly or indirectly		Class D common stock owned directly or indirectly		Combined voting power(1)(3)	Class A common stock beneficially owned (on a fully exchanged and converted basis)(1)(2)
	Number	Percentage	Number	Percentage	Percentage	Number	Percentage
5% Equity holders
Rock Holdings Inc.(4)	—	—	1,847,777,661	99.9%	79.0%	1,847,777,661	92.4%
Boston Partners(5)	12,235,156	8.1%	—	—	1.6%	12,235,156	0.6%
The Vanguard Group(6)	11,702,838	7.8%	—	—	1.5%	11,702,838	0.6%
JPMorgan Chase(7)	10,761,186	7.1%	—	—	1.4%	10,761,186	0.5%

Directors and Named Executive Officers
Bill Emerson(8)	444,283	*	—	—	*	444,283	*
Dan Gilbert(4)(9)	—	—	1,848,879,483	100%	80.4%	1,848,879,483	92.5%
Jennifer Gilbert	—	—	—	—	—	—	—
Jonathan Mariner(10)	70,284	*	—	—	*	70,284	*
Alex Rampell(11)	22,623	*	—	—	*	22,623	*
Matthew Rizik(12)	770,411	*	—	—	*	770,411	*
Suzanne Shank(13)	87,542	*	—	—	*	87,542	*
Nancy Tellem(14)	122,542	*	—	—	*	122,542	*
Varun Krishna	143,566	*	—	—	*	143,566	*
Brian Brown(15)	473,693	*	—	—	*	473,693	*
Shawn Malhotra(16)	140,602	*	—	—	*	140,602	*
Jonathan Mildenhall	91,684	*	—	—	*	91,684	*
Heather Lovier(17)	344,817	*	—	—	*	344,817	*
All directors and executive officers as a (14 persons)(18)	3,071,123	2.0%	1,848,879,483	100%	80.8%	1,851,950,606	92.6%
*  Less than one percent.
(1)Except as described by the Voting Limitation, each holder of Class B common stock and Class D common stock is entitled to 10 votes per share and each holder of Class
A common stock and Class C common stock is entitled to one vote per share on all matters submitted to our stockholders for a vote. Our Class C common stock and
Class D common stock do not have any of the economic rights (including rights to dividends and distributions upon liquidation) associated with our Class A common stock and Class B common stock. Without the Voting Limitation, RHI would have approximately 99% of the combined voting power of our common stock. Each share of our
Class B common stock and Class D common stock, as applicable, will automatically convert into one share of Class A common stock or Class C common stock, as applicable, (a) immediately prior to any sale or other transfer of such share by a holder of such share, subject to certain limited exceptions, such as transfers to permitted transferees, or (b) if the RHI Parties own less than 10% of our issued and outstanding common stock.
(2)The numbers of shares of Class A common stock beneficially owned and percentages of beneficial ownership reported assume that (a) all Holdings Units (together with the corresponding shares of Class D common stock) have been exchanged for shares of Class B common stock and (b) all shares of Class B common stock have been converted into shares of Class A common stock.
(3)Percentage of voting power represents voting power with respect to all shares of our Class A common stock, Class B common stock, Class C common stock and Class D common stock voting together as a single class.
(4)Based on a Schedule 13G/A (Amendment No. 2) filed with the SEC on February 10, 2022. RHI beneficially owns 1,847,777,661 Holdings Units and an equal number of shares of Class D common stock. The address for RHI is 1090 Woodward Avenue, Detroit, Michigan 48226.
(5)Based on a Schedule 13G/A filed with the SEC on February 14, 2025. Boston Partners reported sole voting power for 11,433,604 shares of Class A common stock and sole dispositive power for 12,235,156 shares of Class A common stock. The address for Boston Partners is One Beacon Street 30th FL, Boston, MA 02108.
(6)Based on a Schedule 13G/A (Amendment No. 3) filed with the SEC on February 13, 2024. The Vanguard Group reported shared voting power for 42,625 shares of Class
A common stock, sole dispositive power for 11,550,638 shares of Class A common stock and shared dispositive power for 152,200 shares of Class A common stock. The address for The Vanguard Group is 100 Vanguard Blvd., Malvern, Pennsylvania 19355.
(7)Based on a Schedule 13G/A (Amendment No. 1) filed with the SEC on April 22, 2025. JPMorgan Chase reported sole voting power for 10,308,107 shares of Class A common stock, sole dispositive power for 10,759,331 shares of Class A common stock and shared dispositive power for 162 shares of Class A common stock. The address for JPMorgan Chase is 383 Madison Avenue, New York, NY 10179.
(8)Includes 38,501 shares of Class A common stock that Bill could acquire through the exercise of stock options.
(9)Dan Gilbert holds 1,847,777,661 Holdings Units and an equal number of shares of Class D common stock. Dan is the majority shareholder of RHI and has shared voting and dispositive control, and beneficial ownership, with respect to the Holdings Units and shares of Class D common stock held of record by RHI. See footnote 4 above.
(10)Includes 15,034 shares of Class A common stock that Jonathan could acquire through RSUs scheduled to vest within 60 days of April 23, 2025.
(11)Includes 5,668 shares of Class A common stock that Alex could acquire through RSUs scheduled to vest within 60 days of April 23, 2025.
(12)Includes 30,801 shares of Class A common stock that Matthew could acquire through the exercise of stock options.
(13)Includes 15,034 shares of Class A common stock that Suzanne could acquire through RSUs scheduled to vest within 60 days of April 23, 2025.

(14)Includes (a) 35,000 shares of Class A common stock held by Nancy’s spouse and (b) 15,034 shares of Class A common stock that Nancy could acquire through RSUs scheduled to vest within 60 days of April 23, 2025.
(15)Includes 92,402 shares of Class A common stock that Brian could acquire through the exercise of stock options.
(16)Includes 96,548 shares of Class A common stock that Shawn could acquire through RSUs scheduled to vest within 60 days of April 23, 2025
(17)Includes 123,203 shares of Class A common stock that Heather could acquire through the exercise of stock options.
(18)Includes (a) 408,110 shares of Class A common stock that the directors and executive officers as a group could acquire through the exercise of stock options and (b)
147,318 shares of Class A common stock that the directors and executive officers as a group could acquire through RSUs scheduled to vest within 60 days of April 23,
2025.

Securities authorized for issuance under equity compensation plans
The following sets forth the aggregate information regarding our equity compensation plans in effect as of December 31, 2024:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (#)(a)	Weighted-average exercise price of outstanding options, warrants, and rights ($)(b)(1)	Number of securities remaining available for future issuance under equity compensation reflected in column (a)(#)(c)
Equity compensation plans approved by security holders:
2020 Omnibus incentive plan
– Stock options	14,552,254	17.98	—
– RSUs(1)	21,892,391	—	—
– PSUs(1)	1,055,408	—	—
2020 Omnibus incentive plan total	37,500,053	—	111,747,297(2)
Team Member Stock Purchase Plan (TMSPP)	—	—	7,627,478
Total equity compensation plans approved by security holders	37,500,053	—	119,374,775
Equity compensation plans not approved by security holders	—	—	—
Total	37,500,053	17.98	119,374,775
(1)No exercise price is provided for the RSUs and PSUs or factored into the total weighted average exercise price because they are converted into common stock on a one-
for-one basis at no additional cost.
(2)Represents shares available for future issuance under the 2020 Omnibus Incentive Plan as of December 31, 2024. Pursuant to the terms of the 2020 Omnibus Incentive
Plan approved by stockholders, on the first day of each fiscal year beginning in 2021 and ending in 2025, the 2020 Omnibus Incentive Plan provides for an annual automatic increase of the maximum number of shares available for issuance under such plan by the lesser of (i) 1% of the total number of shares outstanding on the last day of the immediately preceding fiscal year on a fully diluted basis taking into account the conversion of all shares of our Class D common stock and assuming that all shares available for issuance under the 2020 Omnibus Incentive Plan and the TMSPP are issued and outstanding and (ii) such number of shares determined by our
Board. Pursuant to this provision, on January 1, 2024, 21,304,777 new shares became available for issuance under the 2020 Omnibus Incentive Plan.

Item 13. Certain relationships and related person transactions, and director independence
Policies and procedures for related person transactions
We have adopted a written Related Person Transaction Policy (the “RPT policy”), which addresses the review, approval, ratification and disclosure of all related person transactions by our Audit Committee (or other specified persons). In accordance with the RPT policy, our Audit Committee has overall responsibility for the implementation of, and compliance with, the RPT policy. Our Audit Committee approved updates to the RPT policy effective January 2024 to revise certain pre-approval categories and dollar thresholds and to conform to revised NYSE requirements.
For purposes of the RPT policy, a related person transaction is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we were, are or will be a participant and in which any related person (as defined in the RPT policy) had, has or will have a direct or indirect material interest. A related person transaction does not include any employment relationship or transaction involving an executive officer and any related compensation resulting solely from such employment relationship or transaction that has been disclosed pursuant to Item
402 of Regulation S-K of the Exchange Act.
The RPT policy requires that notice of a proposed related person transaction be provided to our legal department prior to entry into such transaction. If our legal team determines that such transaction is a related person transaction (and not subject to the specified pre-approved exceptions approved by our Audit Committee, as discussed below), the proposed transaction will be submitted for consideration (a) to our Audit Committee at its next meeting, (b) if not practicable or desirable to wait until the next Audit Committee meeting, to the Chair of our Audit Committee, or (c) to a different group of independent directors as determined by our Board (each, an “RPT Approval Person”).
An RPT Approval Person may approve only those related person transactions that are in, or not inconsistent with, our best interests and the best interests of our stockholders. In the event that we become aware of a related person transaction that has not been previously reviewed, approved or ratified under the RPT policy and that is ongoing or is completed
(including any transaction that was not considered a related person transaction at the time it was entered into, but subsequently is), the transaction will be submitted to an RPT Approval Person so that it may determine whether to continue, modify or terminate the related person transaction.
The RPT policy also provides that our Audit Committee/an RPT Approval Person review certain previously approved or ratified related person transactions that are ongoing and have a remaining term of more than twelve months to determine whether the related person transaction remains in our best interests and the best interests of our stockholders.
Additionally, we will make periodic inquiries of directors and executive officers with respect to any potential related person transaction of which they may be a party or of which they may be aware.
The RPT policy provides that any related person transactions that do not exceed $120,000 in the aggregate in any fiscal year will be deemed pre-approved. In addition, each of the following related person transactions will be deemed pre-
approved or ratified by our Audit Committee under the terms of the RPT policy, even if the aggregate amount involved will exceed $120,000, which are reported to our Audit Committee at the following meeting
•Any transaction where the related person’s interest derives solely from such person’s position as a director of another corporation or organization that is a party to the transaction;
•Any transaction involving a related person or associated entity where the rates or charges involved are determined by competitive bids;
•If previously approved by our Board or a Board Committee, any transaction or decision that involves providing compensation or benefits to a director or executive officer of the Company or any of its subsidiaries in connection with such director’s or executive officer’s duties with the Company or its subsidiaries or the hiring, promotion or retention of any such director or executive officer;
•Any transaction where the related person’s interest arises solely from the ownership of the Company’s common stock and all holders of the Company’s common stock received the same benefit on a pro rata basis (e.g. dividends, stock repurchases, rights offerings);
•Any indemnification payments or advancement of expenses made to a related person pursuant to the Company’s
Certificate of Incorporation, bylaws or an agreement approved by our Board;
•Transactions involving a related person that (i) occur in the ordinary course of business, (ii) are on terms that are comparable to the terms available to an unrelated third party or to team members generally, (iii) have fees (or revenue,

as applicable) for any single related person transaction or series of related person transactions that do not exceed
$500,000 annually, (iv) the fees (or revenue, as applicable) for any single related person transaction with a multi-year contract term do not exceed an aggregate total of $1,000,000, and (v) where those transactions can be generally categorized into one or more of the following descriptions of services or goods:
◦Professional services provided by Company subsidiaries to related persons, including technology services, information security services and support, human resources services, legal services, data governance and analytics, advisory services, the procurement of goods, services and materials, including vendor engagement and risk management, accounting and finance services, marketing services and telemarketing services, and associated third-party costs, deliverables fees and special event charges;
◦Transactions involving the receipt of professional services, including consultant and advisory services, physical security services, design services and video production services;
◦Transactions involving the receipt of technology services, including website and application development, use of technology platforms, technology training and training products, data protection services, discover analytics and data strategy services, data source support and technical support services;
◦Transactions pertaining to advertising, marketing placement services, online contest and events sweepstakes, sponsorships and naming rights with related persons;
◦Transactions involving the purchase of meals and catering services, event venue rental, hotel guest rooms and venue rental, purchase of branded or luxury goods for Company team members, and the procurement of goods associated with services provided to the Company;
◦The Company may provide or facilitate elective benefits involving related persons for team members including such benefit resources as childcare, wellness centers and virtual tutoring programs;
◦The Company may share team members between related persons as necessary to perform business operations, with the fees to be equivalent to the allocated cost of the team members involved; and
◦Any real estate related transaction involving a related person where the transaction can be generally categorized into the following transaction types: (i) direct leases of space for operations; (ii) subleasing of the
Company’s space to related persons; (iii) construction management or consulting services; (iv) procurement of parking spaces; and (v) other landlord services and fees including building utilities, HVAC, common area maintenance, maintenance fees including landlord labor and direct pass-through expenses, and other landlord service fees in coordination with existing lease agreements.
In addition to requirements under the RPT policy, the Company has internal related person transaction identification and assessment procedures to ensure appropriate monitoring and reporting of related person transactions. These procedures are managed by team members in our finance and legal departments.
Board overlap with RHI
Certain of our executive officers and the directors affiliated with RHI own equity interests in RHI. Furthermore, three members of our Board (Dan Gilbert, Jennifer Gilbert and Matthew Rizik) continue to be directors of RHI and two members of our Board (Dan and Matthew) continue to be officers of RHI. The overlap and the ownership of RHI equity interests may lead to actual or apparent conflicts of interest with respect to matters involving or affecting the Company and the RHI
Affiliated Entities. For example, there could be a conflict of interest if there are issues or disputes under the commercial arrangements that exist between us and the RHI Affiliated Entities or if we or one of the RHI Affiliated Entities look at acquisition or investment opportunities that may be suitable for both companies. This section provides more information on the transactions and relationships between the Company and the RHI Affiliated Entities and our policies concerning related person transactions.
On March 9, 2025, we entered into a Transaction Agreement to collapse our current Up-C structure, pursuant to which
RHI will become a wholly-owned subsidiary of the Company and RHI shareholders will become direct stockholders of the
Company. See “Explanatory Note” and “Item 13.  Certain Relationships and Related Person Transactions and
Director Independence – The Up-C Collapse” and “– Related Person Transactions – Transaction Agreement.”

Corporate opportunity
Our Certificate of Incorporation provides that none of the RHI Affiliated Entities nor any officer, director, member, partner or team member of any RHI Affiliated Entity (each, an “RHI Party”) has any duty to refrain from engaging in the same or similar business activities or lines of business, doing business with any of our clients or suppliers or employing or otherwise engaging or soliciting for employment any of our directors, officers or team members. None of our directors or officers will be liable to us or to any of our subsidiaries or stockholders for breach of any fiduciary or other duty under statutory or common law, as a director or officer or controlling stockholder or otherwise, by reason of any such activities, or for the presentation or direction to, or participation in, any such activities by any RHI Party.
In our Certificate of Incorporation, to the fullest extent permitted by applicable law, we renounce any interest or expectancy that we have in any business opportunity, transaction or other matter in which any RHI Party participates or desires or seeks to participate in. This applies even if the opportunity is one that we might reasonably be deemed to have pursued or had the ability or desire to pursue if granted the opportunity to do so. To the fullest extent permitted by applicable law, each such RHI Party has no duty to communicate or offer such business opportunity to us. Further, each such RHI Party is not liable to us or any of our stockholders for breach of any fiduciary or other duty under statutory or common law, as a director or officer or controlling stockholder, or otherwise, by reason of the fact that such RHI Party pursues or acquires such business opportunity, directs such business opportunity to another person, or fails to present such business opportunity, or information regarding such business opportunity, to us.
The Exchange Agreement (as defined below) specifies that we will not amend the provisions of our Certificate of
Incorporation renouncing corporate opportunities without the consent of RHI as long as RHI holds any Holdings Units.
Following the Up-C Collapse and as a result of the related amendment and restatement of our Certificate of Incorporation, the provisions of our Certificate of Incorporation renouncing corporate opportunities will not apply to the RHI Parties, but instead to RHI II (as defined below) and any of its officers, directors, members, partners, employees or its affiliates.
Additionally, in connection with the Up-C Collapse, the Exchange Agreement will be terminated, with such termination being retroactively effective as of March 9, 2025. In connection with the termination of the Exchange Agreement, we will enter into a letter agreement with Dan Gilbert that will specify that we will not amend the provisions of our restated
Certificate of Incorporation renouncing corporate opportunities without prior written consent of RHI II as long as any equityholder of RHI II holds any shares of our common stock. For more information, see “Item 13.  Certain Relationships and Related Person Transactions and Director Independence – Related Person Transactions – Exchange
Agreement.”
Notwithstanding the above, our Certificate of Incorporation does not renounce any interest or expectancy we may have in any business opportunity, transaction or other matter that is offered to an RHI Party who is one of our directors or officers and who is offered such opportunity solely in such person’s capacity as one of our directors or officers, as reasonably determined by such RHI Party.
The Up-C collapse
On March 9, 2025, we entered into the “Transaction Agreement” to simplify our organizational and capital structure. Under the Transaction Agreement, we will collapse our current “Up-C” structure, eliminate our high-vote / low-vote structure and reduce our classes of common stock from four to two. Following the Up-C Collapse, our public stockholders will continue to hold their current shares of common stock, while Dan Gilbert and the other stockholders of RHI will hold shares of common stock directly in the Company, instead of through RHI, and Dan Gilbert and RHI will no longer hold Holdings
Units. Additionally, shares of common stock to be directly held by Dan Gilbert and other stockholders of RHI will carry one vote per share, as opposed to the ten votes per share of the Class D common stock they currently hold, and will be subject to a lock up. The Up-C Collapse will simplify our organizational structure and improve our ability to use our common stock as acquisition currency in acquisition transactions, including the Redfin Acquisition and the Mr. Cooper
Acquisition, creating a clearer corporate profile and enhancing equity liquidity.
Our stockholders will receive a notice of action by written consent and accompanying information statement with further information about the Up-C Collapse and the terms of the Transaction Agreement.
Following the Up-C Collapse, the Redfin Acquisition and the Mr. Cooper Acquisition, we expect Dan Gilbert to hold more than a majority of the combined voting power of the Company’s common stock. As a result, we expect to continue to remain a “controlled company” within the meaning of the NYSE rules.

Related person transactions
The following is a description of related party transactions in existence since the beginning of 2024. All of the transactions described below were approved or ratified by our Audit Committee in accordance with the RPT policy or deemed pre-
approved under the terms of the RPT policy.
Rock Holdings Inc.
RHI, our principal stockholder, is the controlling majority stockholder of several other businesses, including a technology services provider (Detroit Labs) and a comprehensive organizational people directory (Sift Enterprises). Our executive officers and directors who are affiliated with RHI own common equity interests in RHI. Dan Gilbert, our founder and
Chairman, is the majority stockholder of RHI and serves as the CEO and President of RHI and as the chairman of RHI’s board of directors.
Dan Gilbert was appointed Chief Executive Officer of RHI on March 27, 2023. Among our other directors, Dan Gilbert,
Jennifer Gilbert and Matthew Rizik continue to serve as directors of RHI and certain of our other affiliates. Bill Emerson served as Vice Chairman of RHI until May 2023, which is a strategic advisory role without authority over operations.
Additionally, Matthew continues to serve as an officer of RHI and certain of its subsidiaries and affiliates, including as
Chief Executive Officer of ROCK (appointed in February 2023).
In addition to RHI, Dan is the majority or controlling shareholder of a number of other entities with which we have historically entered into transactions and agreements, including the NBA’s Cleveland Cavaliers, the real estate investment firm Bedrock and the unicorn online startup StockX. For more information on Dan, see “Item 10. Directors, Executive
Officers, and Corporate Governance – Director backgrounds and qualifications.”
In connection with the Up-C Collapse, we will acquire RHI, and RHI will no longer be our principal stockholder. For more information, see “Item 13.  Certain Relationships and Related Person Transactions and Director Independence –
The Up-C Collapse” and “–Transaction Agreement.”
Operating Agreement of Rocket, LLC
In connection with the reorganization transactions, the Company, Holdings, RHI and Dan Gilbert entered into the
Amended and Restated RKT Holdings Operating Agreement (the “Holdings Operating Agreement”). In accordance with the terms of the Holdings Operating Agreement, we operate our business through Holdings and its subsidiaries. Pursuant to the terms of the Holdings Operating Agreement, so long as affiliates of RHI and its related parties continue to own any
Holdings Units, shares of our Class A common stock or securities exchangeable or convertible into shares of our Class A common stock, we will not, without the prior written consent of such holders, (i) engage in any business activity other than the management and ownership of Holdings and its subsidiaries or (ii) own any assets other than securities of Holdings and its subsidiaries and/or any cash or other property or assets distributed by or otherwise received from Holdings and its subsidiaries, unless we determine in good faith that such actions or ownership are in the best interest of Holdings.
As the sole managing member of Holdings, we have control over all of the affairs and decision making of Holdings. As such, through our officers and directors, we are responsible for all operational and administrative decisions of Holdings and the day-to-day management of Holdings’ business. We will fund any dividends to our stockholders by causing
Holdings to make distributions to its equityholders, RHI, Dan Gilbert and us, subject to the limitations imposed by our debt documents.
The holders of Holdings Units will generally incur U.S. federal, state and local income taxes on their proportionate share of any net taxable income of Holdings. Net profits and net losses of Holdings will generally be allocated to its members pro rata in accordance with the percentages of their respective ownership of Holdings Units, though certain non-pro rata adjustments will be made to reflect tax depreciation, amortization and other allocations. The Holdings Operating
Agreement provides for cash distributions to the holders of Holdings Units for purposes of funding their tax obligations in respect of the taxable income of Holdings that is allocated to them. Under the Holdings Operating Agreement, these tax distributions will be computed based on Holdings’ estimate of the net taxable income of Holdings allocable per Holdings
Units multiplied by an assumed tax rate equal to the highest effective marginal combined U.S. federal, state and local income tax rate prescribed for an individual or corporate resident in Michigan, New York City or California (taking into account the non-deductibility of certain expenses and the character of our income). Future tax distribution calculations may be adjusted based on changes in relevant tax laws.

The Holdings Operating Agreement provides that, except as otherwise determined by us, if at any time we issue a share of our Class A common stock or Class B common stock, other than pursuant to an issuance and distribution to holders of shares of our common stock of rights to purchase our equity securities under a “poison pill” or similar stockholders rights plan or pursuant to an employee benefit plan, the net proceeds received by us with respect to such share, if any, will be concurrently invested in Holdings (unless such shares were issued by us solely to fund (i) our ongoing operations or pay our expenses or other obligations or (ii) the purchase Holdings Units from a member of Holdings (in which case such net proceeds will instead be transferred to the selling member as consideration for such purchase)) and Holdings will issue to us Holdings Units.
Similarly, except as otherwise determined by us, Holdings will not issue any additional Holdings Units to us unless we issue or sell an equal number of shares of our Class A common stock or Class B common stock. Conversely, if at any time any shares of our Class A common stock or Class B common stock are redeemed, repurchased or otherwise acquired,
Holdings will redeem, repurchase or otherwise acquire an equal number of Holdings Units held by us, upon the same terms and for the same price per security, as the shares of our Class A common stock or Class B common stock are redeemed, repurchased or otherwise acquired. In addition, Holdings will not affect any subdivision (by any unit split, unit distribution, reclassification, reorganization, recapitalization or otherwise) or combination (by reverse unit split, reclassification, reorganization, recapitalization or otherwise) of the Holdings Units unless it is accompanied by substantively identical subdivision or combination, as applicable, of each class of our common stock, and we will not affect any subdivision or combination of any class of our common stock unless it is accompanied by a substantively identical subdivision or combination, as applicable, of the Holdings Units.
Subject to certain exceptions, Holdings will indemnify all of its members, and their officers and other related parties, against all losses or expenses arising from claims or other legal proceedings in which such person (in its capacity as such) may be involved or become subject to in connection with Holdings’ business or affairs or the Holdings Operating
Agreement or any related document.
Holdings may be dissolved only upon the first to occur of (i) the sale of substantially all of its assets or (ii) as determined by us. Upon dissolution, Holdings will be liquidated and the proceeds from any liquidation will be applied and distributed as follows: (a) first, to creditors (including creditors who are members or affiliates of members) in satisfaction of all of
Holdings’ liabilities (whether by payment or by making reasonable provision for payment of such liabilities, including the setting up of any reasonably necessary reserves); and (b) second, to its members in proportion to their Holdings Units
(after giving effect to any obligations of Holdings to make tax distributions).
Exchange Agreement
At the closing of our initial public offering on August 10, 2020 (“IPO”), we entered into an Exchange Agreement (the
“Exchange Agreement”) with RHI and Dan Gilbert, pursuant to which each of RHI and Dan Gilbert (or certain transferees thereof) has the right to exchange its or his Holdings Units (along with corresponding shares of our Class D common stock or Class C common stock), for, at our option (as the sole managing member of Holdings), (i) shares of our Class B common stock or Class A common stock, as applicable, on a one-for-one basis or (ii) cash from a substantially concurrent public offering or private sale (based on the price of our Class A common stock in such public offering or private sale), subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications.
The Exchange Agreement provides that, in the event that a tender offer, share exchange offer, issuer bid, take-over bid, recapitalization or similar transaction with respect to our Class A common stock is proposed by us or to us or our stockholders and approved by our Board or is otherwise consented to or approved by our Board, RHI and Dan Gilbert will be permitted to participate in such offer by delivery of a notice of exchange that is effective immediately prior to the consummation of such offer.
In the case of any such offer proposed by us, we must use our reasonable best efforts to enable and permit RHI and Dan
Gilbert to participate in such offer to the same extent or on an economically equivalent basis as the holders of shares of our Class A common stock without discrimination. In addition, we must use our reasonable best efforts to ensure that RHI and Dan Gilbert may participate in each such offer without being required to exchange Holdings Units and corresponding shares of our Class D common stock. The Exchange Agreement further provides that RHI and Dan Gilbert are not required to participate in any such offer that would be tax-free to holders of shares of our Class A common stock without their prior consent.
The Exchange Agreement also sets forth certain information rights granted to RHI and specifies that we will not amend the provisions of our Certificate of Incorporation renouncing corporate opportunities without the consent of RHI for so long as
RHI holds any Holdings Units.

In connection with the Up-C Collapse, the Exchange Agreement will be terminated, with such termination being retroactively effective as of March 9, 2025. In connection with the termination of the Exchange Agreement, we will enter into a letter agreement with Dan Gilbert for the purpose of preserving certain of the information rights and other rights provided for in the Exchange Agreement. For more information about the Up-C Collapse, see “Item 13. Certain
Relationships and Related Transactions, and Director Independence – Related Person Transactions –
Transaction Agreement.”
Registration Rights Agreement
Prior to the consummation of our IPO, we entered into a registration rights agreement (the “Registration Rights
Agreement”) with RHI, Dan Gilbert and certain of his affiliates (each, a “Registration Party”), pursuant to which each
Registration Party is entitled to demand the registration of the sale of certain or all of our Class A common stock that it beneficially owns. Among other things, under the terms of the Registration Rights Agreement:
•If we propose to file certain types of registration statements under the Securities Act of 1933, as amended (the
“Securities Act”), with respect to an offering of equity securities, we must use our reasonable best efforts to offer each
Registration Party the opportunity to register the sale of all or part of its shares on the terms and conditions set forth in the Registration Rights Agreement (customarily known as “piggyback rights”); and
•Each Registration Party has the right, subject to certain conditions and exceptions, to request that we file (i) registration statements with the SEC for one or more underwritten offerings of all or part of our shares of Class A common stock that it beneficially owns and/or (ii) a shelf registration statement that includes all or part of our shares of Class A common stock that it beneficially owns as soon as we become eligible to register the sale of our securities on Form S-3 under the Securities Act. We are required to cause any such registration statements to be filed with the SEC, and to become effective, as promptly as reasonably practicable.
All expenses of registration under the Registration Rights Agreement, including the legal fees of one counsel retained by or on behalf of the Registration Parties, will be paid by us.
The registration rights granted in the Registration Rights Agreement are subject to customary restrictions such as minimums, blackout periods and, if a registration is underwritten, any limitations on the number of shares to be included in the underwritten offering as reasonably advised by the managing underwriter. The Registration Rights Agreement also contains customary indemnification and contribution provisions and is governed by New York law.
Tax Receivable Agreement
The purchase of Holdings Units (along with corresponding shares of our Class D common stock) from RHI using the net proceeds from our IPO, future exchanges by RHI or Dan Gilbert (or its transferees or other assignees) of Holdings Units and corresponding shares of Class D common stock or Class C common stock for shares of our Class B common stock or
Class A common stock, and future purchases of Holdings Units (along with the corresponding shares of our Class D common stock or Class C common stock) from RHI or Dan Gilbert (or its transferees or other assignees) are expected to produce favorable tax attributes for us. These tax attributes would not be available to us in the absence of those transactions. We expect both the existing and anticipated tax basis adjustments to reduce the amount of tax that we would otherwise be required to pay in the future.
We entered into a tax receivable agreement with RHI and Dan Gilbert that provides for the payment by us to RHI and Dan
Gilbert (or their transferees of Holdings Units or other assignees) of 90% of the amount of cash savings, if any, in U.S.
federal, state and local income tax or franchise tax that we actually realize (computed using simplifying assumptions to address the impact of state and local taxes) as a result of:
•Certain increases in our allocable share of the tax basis in Holdings’ assets resulting from (a) the purchases of
Holdings Units (along with the corresponding shares of our Class D common stock or Class C common stock) from
RHI and Dan Gilbert (or their transferees or other assignees) using the net proceeds from our IPO, or in any future offering, (b) exchanges by RHI and Dan Gilbert (or their transferees or other assignees) of Holdings Units (along with the corresponding shares of our Class D common stock or Class C common stock) for cash or shares of our Class B common stock or Class A common stock, as applicable, or (c) payments under the tax receivable agreements;
•Tax benefits related to imputed interest deemed arising as a result of payments made under the tax receivable agreement; and

•Any disproportionate allocations of tax benefits to Holdings as a result of section 704(c) of the Code that relate to the reorganization transactions.
The tax receivable agreement makes certain simplifying assumptions regarding the determination of the cash savings that we realize or are deemed to realize from the covered tax attributes, which may result in payments pursuant to the tax receivable agreement in excess of those that would result if such assumptions were not made.
The actual tax benefit, as well as the amount and timing of any payments under the tax receivable agreement, will vary depending upon a number of factors. These factors include, among others, the timing of exchanges by or purchases from
RHI and Dan Gilbert, the price of our Class A common stock at the time of the exchanges or purchases, the extent to which such exchanges are taxable, the amount and timing of the taxable income we generate in the future and the tax rate then applicable and the portion of our payments under the tax receivable agreement constituting imputed interest.
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
Future payments under the Tax Receivable Agreement could be substantial. As of April 28, 2025, of the $570.44 million
Tax Receivable Agreement liability recorded, we estimate that, as a result of the amount of the increases in the tax basis in Holdings’ assets from the purchase of Holdings Units (along with the corresponding shares of the Class D common stock) in connection with the IPO, the over-allotment option (Greenshoe), and the RHI March 2021 paired interest exchange, assuming no material changes in the relevant tax law and that we will have sufficient taxable income to utilize all of the tax attributes covered by the Tax Receivable Agreement when they are first available to be utilized under applicable law, future payments to RHI, RHI II (as defined below) and Dan Gilbert under the Tax Receivable Agreement would aggregate to approximately $570.21 million over the next 20 years and for yearly payments over that time to range between zero to $105.47 million per year. The payments under the Tax Receivable Agreement are not conditioned upon
RHI’s, RHI II’s or Dan Gilbert’s continued ownership of us.
In addition, RHI and Dan Gilbert (or their transferees or other assignees) will not reimburse us for any payments previously made if any covered tax benefits are subsequently disallowed. However, any excess payments made to RHI,
RHI II and Dan Gilbert (or such holder’s transferees or assignees) will be netted against future payments that would otherwise be made under the tax receivable agreement with RHI, RHI II and Dan Gilbert, if any, after our determination of such excess. We could make payments to RHI and Dan Gilbert under the tax receivable agreement that are greater than our actual cash tax savings and may not be able to recoup those payments, which could negatively impact our liquidity.
In addition, the tax receivable agreement provides that in the case of a change in control of the Company or a material breach of our obligations under the tax receivable agreement, we will be required to make a payment to RHI, RHI II and
Dan Gilbert in an amount equal to the present value of future payments (calculated using a discount rate equal to the lesser of 6.50% or a rate based on the benchmark rate used to determine pricing or interest rates in a majority of our then-
outstanding repurchase or warehouse agreements or other financing arrangements providing for the financing of mortgage loans plus 100 basis points, which may differ from our, or a potential acquirer’s, then-current cost of capital)
under the tax receivable agreement, which payment would be based on certain assumptions, including those relating to our future taxable income.
In these situations, our obligations under the tax receivable agreement could have a substantial negative impact on our, or a potential acquirer’s, liquidity and could have the effect of delaying, deferring, modifying or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. These provisions of the tax receivable agreement may result in situations where RHI, RHI II and Dan Gilbert have interests that differ from or are in addition to those of our other stockholders. In addition, we could be required to make payments under the tax receivable agreement that are substantial, significantly in advance of any potential actual realization of such further tax benefits, and in excess of our, or a potential acquirer’s, actual cash savings in income tax.
Decisions we make in the course of running our business, such as with respect to mergers, asset sales, other forms of business combinations or other changes in control, may influence the timing and amount of payments made under the tax receivable agreement. For example, the earlier disposition of assets following an exchange or purchase of Holdings Units and the corresponding Class D common stock or Class C common stock may accelerate payments under the tax receivable agreement and increase the present value of such payments, and the disposition of assets before such an exchange or purchase may increase the tax liability of RHI and Dan Gilbert without giving rise to any rights to receive payments under the tax receivable agreement. Such effects may result in differences or conflicts of interest between the interests of RHI and Dan Gilbert and the interests of other stockholders.

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
Pursuant to the Transaction Agreement, we will enter into an amendment to the tax receivable agreement with RHI and
Dan Gilbert to provide that the terms of the tax receivable agreement will not apply to any exchanges, including for the avoidance doubt, the DG Exchange (as defined and described below in the description of the Transaction Agreement), that occur on or following March 9, 2025.  As part of RHI’s internal reorganization described below, RHI will contribute its rights to receive payments under the tax receivable agreement in respect of RHI’s prior exchanges to RHI II, LLC, a
Michigan limited liability company and a direct wholly owned subsidiary of RHI (“RHI II”), and RHI II will complete a joinder to the tax receivable agreement and become party to the tax receivable agreement.
Following the Up-C Collapse, we will only make payments under the tax receivable agreement to those holders of
Holdings Units (or their transferees) who have already effected exchanges of Holdings Units (along with the corresponding shares of our Class D common stock or Class C common stock) for cash or shares of our Class B common stock or Class A common stock, as applicable, prior to the date of the Transaction Agreement. Holders that have not already effected such exchanges prior to the date of the Transaction Agreement, or holders that have only effected such exchanges with respect to some of their Holdings Units, will not be entitled to any future payments under the tax receivable agreement in respect of any Holdings Units not exchanged or deemed exchanged prior to the date of the
Transaction Agreement. The tax receivable agreement will be amended to provide that the terms of the tax receivable agreement will not apply to any exchanges, including, for the avoidance of doubt, the DG Exchange, that occur, or are deemed to occur, on or following March 9, 2025.
The Up-C Collapse will not result in any early termination payments under the tax receivable agreement. Payments under the tax receivable agreement will continue to be made with respect to exchanges that occurred before the date of the
Transaction Agreement and no changes will be made to the methodology for calculating payments under the tax receivable agreement with respect to such exchanges. For more information about the Up-C Collapse, see “Item 13.
Certain Relationships and Related Transactions, and Director Independence – Related Person Transactions –
Transaction Agreement.”
Transaction Agreement
On March 9, 2025, we entered into a Transaction Agreement with RHI, Eclipse Sub, Inc., a Michigan corporation and our direct wholly owned subsidiary (“Merger Sub 1”), Rocket GP, LLC, a Michigan limited liability company and our direct wholly owned subsidiary (“Merger Sub 2”), Dan Gilbert and RHI II to effectuate the Up-C Collapse. Under our existing organizational structure, we are a holding company and our principal asset is our ownership of Holdings Units. We are also the sole managing member of Holdings. Our public stockholders hold all of the issued and outstanding shares of
Class A common stock, which are entitled to one vote per share on all matters submitted to a  vote of stockholders and have economic rights (including rights to dividends and distributions upon liquidation by the Company). RHI and Dan
Gilbert hold (a) all of the issued and outstanding shares of our Class D common stock, which are entitled to ten votes per share on all matters submitted to a vote of stockholders, but have no economic rights, and (b) an equal number of
Holdings Units, which have economic rights (including rights to dividends and distributions upon liquidation by Holdings), but have no voting rights. Our Certificate of Incorporation provides that, at any time when the aggregate voting power of the RHI Securities would be equal to or greater than 79% of the total voting power of our outstanding stock, the number of votes per share of each RHI Security will be reduced such that the aggregate voting power of all of the RHI Securities is equal to 79%.

Following the Up-C Collapse, the public stockholders will continue to hold the issued and outstanding Class A common stock. As part of the Up-C Collapse, (a) each RHI shareholder, in consideration for its voting common shares of RHI, par value $0.01 (the “RHI Shares”), will receive a number of newly issued shares of the Class L common stock equal to (1)
the number of RHI Shares held by such RHI shareholder multiplied by (2) the ratio of the number of shares of Class D common stock owned by RHI to the number of all outstanding RHI Shares, which is currently estimated to be 56.54 shares of Class L common stock per each RHI Share, and (b) Dan Gilbert, in consideration for his Class D common stock and paired Holdings Units, will receive a number of newly issued shares of the Class L common stock equivalent to one share of Class L common stock for each share of Class D common stock held by Dan Gilbert. The shares of Class L common stock will be entitled to one vote per share on all matters submitted to a vote of stockholders and will have economic rights equivalent to the economic rights of Class A common stock (including rights to dividends and distributions upon our liquidation). As a result, Dan Gilbert and the other RHI shareholders will no longer have economic rights through their Holdings Units and will instead participate, together with our public stockholders, directly in the economics of the
Company through their ownership of common stock. Subject to certain limited exceptions, Dan Gilbert and the other RHI shareholders will be prohibited from transferring or otherwise disposing of (a) any shares of Class L common stock prior to the first anniversary of the closing date of the Up-C collapse (the “Up-C Closing Date”)  and (b) 50% of the shares of Class
L common stock prior to the second anniversary of the Up-C Closing Date (all such periods together, the “Lock-up
Periods”). Following the second anniversary of the Up-C Closing Date, no shares of Class L common stock will be subject to a Lock-Up Period. Additionally, the Company’s Certificate of Incorporation following the Up-C Collapse will provide that, at any time when the aggregate voting power of our outstanding Class L common stock would be equal to or greater than
79% of the total voting power of our outstanding stock, the number of votes per share of each share of Class L common stock will be reduced such that the aggregate voting power of all shares of Class L common stock is equal to 79%.
Following the expiration or waiver of the Lock-up Periods, each share of Class L common stock (i) may be converted at any time, at the option of the holder, into one share of Class A common stock and (ii) will automatically convert into one share of Class A common stock immediately prior to any transfer of such share except for certain permitted transfers that will be described in our Certificate of Incorporation. In addition, upon the later to occur of (A) the expiration or waiver of the
Lock-up Periods and (B) the date that the outstanding shares of Class L common stock no longer represent at least 79%
of the total voting power of the issued and outstanding shares of our common stock, all shares of Class L common stock will automatically convert to newly issued shares of Class A common stock.
The Up-C Collapse will be effected pursuant to the terms of the Transaction Agreement, which has been approved by the
Company’s board of directors and, pursuant to our RPT policy, the Audit Committee. Following the Up-C Collapse, we expect Dan Gilbert to directly hold more than a majority of the combined voting power on all matters submitted to a vote of stockholders. As a result, we expect to continue to remain a “controlled company” within the meaning of the NYSE rules.
The Up-C Collapse does not require any amendments to the terms of the Class A common stock. Following the Up-C
Collapse, we will only have two classes of common stock, Class A common stock and Class L common stock, as opposed to the four classes (Class A common stock, Class B common stock, Class C common stock and Class D common stock)
that are authorized today. The Up-C Collapse will not affect any of our existing equity awards or the 2020 Omnibus
Incentive Plan.
Under the terms of the Transaction Agreement:
•We agreed to pay a special dividend of $0.80 per share (the “Special Dividend”) to the holders of record of the Class A
Common Stock with a record date as of the close of business on March 20, 2025, and a payment date of April 3, 2025;
•RHI will effect an internal reorganization pursuant to which RHI will contribute all assets and liabilities of RHI (other than its Holdings Units, its shares of Class D common stock and equity interests in each of Rocket Community Fund,
LLC, Woodward Insurance Holdings LLC and Woodward Insurance LLC) to RHI II and distribute the interests in RHI II to the holders of RHI Shares (as defined below);
•We will effect an internal reorganization pursuant to which (i) we will form Rocket LP, LLC as a Michigan limited liability company and a direct wholly owned subsidiary of the Company (“Rocket Sub”) and will contribute two percent (2%) of our total outstanding Holdings Units to Rocket Sub, (ii) Rocket, as the sole managing member of Holdings, will cause
Holdings to form Eclipse Merger Limited Partnership as a Michigan limited partnership and wholly owned subsidiary of
Holdings (“Holdings LP”), (iii) we will contribute our Holdings Units to Merger Sub 2, following which Merger Sub 2 will become the sole managing member of Holdings and (iv) Holdings will merge with and into Holdings LP, following which, (x) the separate existence of Holdings as a limited liability company will cease and Holdings LP will continue as the surviving entity and will be named “Rocket Limited Partnership”, (y) Merger Sub 2 will be appointed as the general partner of Holdings and (z) each issued and outstanding Holdings Unit will be exchanged for a number of fully paid and nonassessable partnership units of Holdings LP;

•We will, in accordance with the terms of the Transaction Agreement, amend and restate our Certificate of Incorporation, to among other things, provide for a new class of Class L common stock, par value $0.0001 (the “Class L common stock”) and eliminate all references to our Class B common stock and Class C common stock, and file a certificate of retirement and a restated certificate of incorporation to eliminate all references to the Class D common stock;
•The Company, RHI, Dan Gilbert and Holdings LP will terminate the Exchange Agreement, with such termination being retroactively effective as of the date of the Transaction Agreement;
•We will enter into a letter agreement with Dan Gilbert for the purpose of preserving certain of the information rights and other rights provided for in the Exchange Agreement;
•Dan Gilbert will terminate the Rock Acquisition Corporation Shareholders Agreement, dated as of October 31, 2002, by and among RHI and its stockholders, as amended by the First Amendment to Rock Holdings, Inc. Shareholders
Agreement, dated as of March 1, 2018, in accordance with the terms therein;
•We will enter into an indemnity agreement with RHI II, pursuant to which, among other things, RHI II will indemnify us for liabilities of RHI that are not related to the our business and certain other matters;
•Prior to the First Merger (as defined below), RHI will use reasonable best efforts to cause the employees of Rocket
Community Fund, LLC or other service providers who are not exclusively dedicated to the initiatives of Rocket to transfer to RHI, II or another entity that will not be acquired by Rocket in connection with the Up-C Collapse;
•Merger Sub 1 will merge with and into RHI (the “First Merger”), with RHI as the surviving entity in the First Merger and remaining our direct wholly owned subsidiary, in accordance with the applicable provisions of the Michigan Business
Corporation Act (the “MBCA”). In the First Merger, each RHI Share, will be exchanged for the right to receive a number of fully paid and nonassessable shares of Class L common stock. As a result, RHI’s equityholders, directors and officers will cease to own RHI Shares;
•RHI will then merge with and into Merger Sub 2 (the “Second Merger” and together with the First Merger, the
“Mergers”), with Merger Sub 2 as the surviving entity in the Second Merger and becoming our direct wholly owned subsidiary, in accordance with the applicable provisions of the MBCA and the Michigan Limited Liability Company Act.
In the Second Merger, each RHI Share will be converted into a substantially equivalent equity interest in Merger Sub 2;
•Following the Second Merger (the “DG Exchange Effective Time”), (i) Dan Gilbert will contribute and transfer to the
Company his Holdings Units and shares of Class D common stock in exchange for the issuance to Dan Gilbert of a number of fully paid and nonassessable shares of Class L common stock on a one-to-one basis (the “DG Exchange”)
and (ii) we will contribute the Holdings Units received in the DG Exchange to Merger Sub 2;
•Rocket, RHI and Dan Gilbert will enter into an amendment to the tax receivable agreement to provide that the terms of the tax receivable agreement will not apply to any exchanges, including for the avoidance of doubt, the DG Exchange, that occur on or following the date of the Transaction Agreement; and
•We will cause Merger Sub 2, as the general partner of Holdings LP, to take all action necessary to amend and restate the amended and restated limited partnership of agreement of Holdings LP to remove provisions that are no longer relevant following the Up-C Collapse given that Holdings LP will become a wholly owned subsidiary of the Company.
In connection with the Up-C Collapse, our board of directors authorized and declared a Special Dividend of $0.80 per share to the holders of our Class A common stock. The Special Dividend was paid on April 3, 2025 to holders of the Class
A common stock of record as of the close of business on March 20, 2025. The Special Dividend was paid prior to the Up-
C Collapse so no dividend will be payable with respect to the shares of the Class L common stock to be received by Dan
Gilbert and other RHI stockholders in the Up-C Collapse, as those stockholders previously received the economic benefit of such distribution on account of their Holdings Units.
Indemnification agreements
We entered into an indemnification agreement with each of our executive officers and directors that provides, in general, that we will indemnify them to the fullest extent permitted by law in connection with their service to us or on our behalf.

Transactions with RHI and other related parties
From time to time, we have entered into various transactions and agreements with RHI, its subsidiaries, and certain other affiliates of Dan Gilbert, our founder and Chairman, and certain other affiliates of our director Jennifer Gilbert. In doing so, we have enhanced our operations by looking at, and taking advantage of, opportunities not only with third parties but also with our affiliated entities. We intend to continue taking advantage of such opportunities with RHI and other affiliates of our directors and officers in accordance with our RPT policy (see “Item 13. Certain Relationships and Related Party
Transactions and Director Independence – Policies and procedures for Related Person Transactions”). The following transactions disclosed are rounded to the nearest million dollars as indicated.
Services provided by the Company to affiliates
We have entered into transactions and agreements to provide certain support services to RHI, its subsidiaries and certain other affiliates of Dan Gilbert and Jennifer Gilbert, including Bedrock, ROCK and Rock Events at fees that reflect the cost of services provided by us plus, in certain circumstances, a reasonable margin. These services primarily include technology services (e.g., infrastructure, platform interface, data and server support), information security services and support, human resources services (e.g., providing skilled recruiters and recruiting support, payroll and benefits administration and support), legal services (e.g., support and advice on transactional matters, employment law, and litigation), data governance and analytics, advisory services (e.g., strategic consulting, tax services and advice, and security services), the procurement of goods, services and materials, including vendor engagement and risk management
(e.g., technology development and data acquisition services), accounting and finance services (e.g., providing accounting and financial reporting services), marketing services, and telemarketing services (collectively, the “Provided Services”).
We intend to continue providing the Provided Services and our subsidiaries Rocket Mortgage, LLC and Rocket, LLC have entered into agreements for Provided Services with certain affiliates. Fees for the Provided Services amounted to $6.1 million in the year ended December 31, 2024.
We also charge the recipient of the Provided Services for all documented out of pocket third party costs and expenses we incur for such services, which in some cases are net settled against pass through costs these related parties have charged us. In the year ended December 31, 2024, we charged $12.4 million, net, for such costs and expenses. Out of these pass through costs, a substantial majority relates to payroll and benefits payments we administered on behalf of our affiliates.
Services acquired by the Company from affiliates
We have entered into transactions and agreements to receive certain services from certain subsidiaries of RHI and affiliates of Dan Gilbert and Jennifer Gilbert, including ROCK, Sift LLC, Rock Security LLC, Pophouse, and Bedrock at
fees that reflect the cost of services acquired by us plus, in certain circumstances, a reasonable margin. These services primarily include consultant services, data protection services, data source support and technical support services, physical security services, professional services to assist customers in customizing software, discovery analytics and data strategy services, business consulting, design and process improvement consulting services, and catering and event services (the “Received Services”). We intend to continue receiving the Received Services. In connection with the
Received Services, we paid fees and out of pocket costs and expenses incurred by the service providers for such services in an amount of $21.2 million in the year ended December 31, 2024.
Real estate transactions
Certain of our subsidiaries, including Rocket Mortgage, LLC (as referring to the entity or in reference to the Rocket
Mortgage brand, platform or business, as the context allows, “Rocket Mortgage”), are parties to lease agreements for certain of our offices, including our headquarters in Detroit, with various affiliates of Bedrock and other affiliates of Dan
Gilbert. The lease agreements have terms ranging between one and 10 years. Under each agreement, our subsidiaries are required to pay specified rent, as well as common area maintenance fees, costs for office services (e.g. for consumed electricity) and property maintenance costs. Additionally, we paid for the renovation and expansion of certain of the properties subject to these agreements. During the year ended December 31, 2024, we made cash payments totaling
$73.5 million for these properties. During the year ended December 31, 2024, we received payment related to tenant improvement allowance from our related party landlords in the amount of $1.1 million. Upon renewal, any lease will be approved pursuant to the terms of our RPT policy (see “Item 13. Certain Relationships and Related Party
Transactions and Director Independence – Policies and procedures for Related Person Transactions”).

In addition to the parking spaces we obtain under our lease agreements, we also acquire additional parking rights from
Bedrock or through an agent of Bedrock at properties owned by Bedrock. During the year ended December 31, 2024, we made cash payments totaling $14.8 million for these additional parking rights.
Naming rights agreement for Rocket Arena
On July 1, 2017, we entered into an agreement with Cleveland Cavaliers Holdings, LLC and certain of its affiliates
(collectively, the “Cavaliers”), to obtain the naming rights for a professional sports arena. The agreement terminates in
2034. Dan Gilbert is the majority owner of the Cavaliers. Under the terms of the agreement, the Cavaliers must place signage on and in the arena in agreed upon locations and provide for advertising spots on radio and television broadcasts as well as certain other advertising benefits. We paid the Cavaliers $11.1 million in the year ended December 31, 2024 under this agreement.
Guarantees
Rocket Mortgage has entered into a Master Commercial Card Agreement with JPMorgan Chase Bank, N.A. (“JPM”)
pursuant to which Rocket Mortgage and its affiliates may use cards issued by JPM. Rocket Mortgage is responsible as a primary obligor for all obligations of these affiliates under this agreement. At December 31, 2024, the amounts due by those affiliates under this agreement was $0.2 million.
Charitable donations
During the year ended December 31, 2024, we paid to the Rocket Community Fund an aggregate of $13.3 million pursuant to an Intercompany Services Agreement in which these funds are used to make donations to charitable entities and to make other investments in the communities in which we operate.
Loans from affiliates
RHI/RM Line Of Credit. RHI and Rocket Mortgage are parties to an agreement for an uncommitted unsecured line of credit, dated June 9, 2017, as further amended and restated on September 16, 2021 (the “RHI/RM Line of Credit”), which provides for financing from RHI to Rocket Mortgage of up to $2 billion. The RHI/RM Line of Credit matures on July 27,
2025. Historically, Rocket Mortgage has periodically borrowed funds under the RHI/RM Line of Credit to repay other indebtedness that accrued interest at a higher rate. In its discretion, RHI may determine not to advance funds for any reason.
Borrowings under the RHI/RM Line of Credit bear interest at a rate per annum of the applicable base rate, plus a spread of 1.25%. The negative covenants of the RHI/RM Line of Credit restrict the ability of Rocket Mortgage to incur debt and create liens on certain assets. The RHI/RM Line of Credit also contains customary events of default. There were no outstanding principal amounts due to RHI as of December 31, 2024. There were no amounts outstanding under the RHI/
RM Line of Credit, no interest accrued, and no repayments made during the year ended December 31, 2024.
RHI/RTIC Debenture. RHI and Rocket Title Insurance Company (“RTIC”) are parties to a surplus debenture, effective as of December 28, 2015, as further amended and restated on July 31, 2023 (the “RHI/RTIC Debenture”), pursuant to which
RTIC is indebted to RHI for an aggregate principal amount of $21.5 million. The RHI/RTIC Debenture matures on
December 31, 2030. Interest under the RHI/RTIC Debenture accrues at an annual rate of 8.0%. Principal and interest under the RHI/RTIC Debenture are due and payable quarterly. Any unpaid amounts of principal and interest will be due and payable upon the maturity of the RHI/RTIC Debenture.
At December 31, 2024, the principal under the RHI/RTIC Debenture was $21.5 million. In the year ended December 31,
2024, the total amount of interest accrued under the RHI/RTIC Debenture was $1.7 million. In the year ended December
31, 2024, RTIC repaid an aggregate of $3.5 million. Subsequent to December 31, 2024, the aggregate amount due to RHI of $28.8 million was paid in full.

Other transactions
Rocket, LLC and an affiliate of Dan Gilbert entered into a loan promissory note, effective January 22, 2024, which outlines terms for repayment of amounts loaned to the affiliate for $1 million. In the year ended December 31, 2024, the total amount of interest accrued under the promissory note was $0.1 million and the total aggregate amount of principal and interest repaid was $0.9 million.
Affiliates of Dan Gilbert own or owned several hotels in the Detroit and Cleveland area, including the Shinola Hotel,
ROOST and The Ritz Carlton, Cleveland, the watch manufacturer Shinola Detroit, and event venue facilities in Detroit.
From time to time, we buy products and services from these companies in the ordinary course of our business. The amounts involved in such transactions for the year ended December 31, 2024 were $3.9 million.
One immediate family member of our directors was a regular, full time team member of the Company during all or a portion of 2024. The Company paid annual compensation, including base salary, bonus, equity awards and company paid benefits, of $0.2 million for 2024.
Matthew Rizik has an agreement to provide consulting services to the Company and Holdings. For services in 2024, he received equity compensation having aggregate grant date fair values of $4.7 million.
Director independence
Controlled company exception
Our shares of Class A common stock are listed on the NYSE. As RHI controls more than 50% of our combined voting power, we are considered a controlled company for the purposes of the rules and corporate governance standards of the
NYSE. As a controlled company, we are not required to comply with certain corporate governance requirements, including
(1) that our Board have a majority of independent directors, (2) that we establish a compensation committee composed entirely of independent directors and (3) that we have a nominating and governance committee comprised entirely of independent directors, or otherwise ensure that the nominees for directors are determined or recommended to our Board by the independent members of our Board. However, we are subject to and comply with the requirement that we have an audit committee composed entirely of independent members. If at any time we cease to be a controlled company under the rules of the NYSE, our Board will take all action necessary to comply with the applicable rules of the NYSE, including appointing a majority of independent directors to our Board and establishing certain committees composed entirely of independent directors, subject to a permitted phase-in period.
Four independent directors
Our Board recently undertook its annual review of director independence in accordance with the applicable rules of the
NYSE. The independence rules include a series of objective tests, including that the director is not employed by us and has not engaged in various types of business dealings with us. In addition, our Board must make a subjective determination as to each independent director that no relationship exists which, in the opinion of our Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our Nominating and Governance Committee made recommendations to our Board based on its review and discussion of information provided by the directors and us regarding each director’s business and personal activities as they may relate to us and our management.
Our Board has determined that each of Jonathan Mariner, Alex Rampell, Suzanne Shank and Nancy Tellem are
independent directors as such term is defined by the applicable rules and regulations of the NYSE. In addition, after considering all of the relevant facts and circumstances, our Board has determined that each of: (1) Jonathan Mariner,
Suzanne Shank and Nancy Tellem, for purposes of service on our Audit Committee, and (2) Jonathan Mariner and Nancy
Tellem, for purposes of service on our Compensation Committee, qualifies as independent in accordance with the additional independence rules established by the SEC and the NYSE for such committees. Matthew Rizik, who serves as the Chair of the Compensation Committee, is the only current member of the Compensation Committee that does not qualify as independent under applicable independence standards. All of the members of the Audit Committee qualify as independent under applicable independence standards.

Item 14. Principal accountant fees and services
Audit Committee matters
Pre-approval policies and procedures
Our Audit Committee has the sole authority to review in advance, and pre-approve (which may be pursuant to pre-
approval policies and procedures) all audit and non-audit services to be provided by the Company’s independent auditors and to approve all related fees and other terms of engagement to ensure that the provision of these services do not impair the independence of the Company’s independent audit firm from the Company and its subsidiaries.
All of the services rendered by Ernst & Young to the Company and its subsidiaries during 2024 were pre-approved by our
Audit Committee.
Independent registered public accounting firm fees
Our Audit Committee retained Ernst & Young to audit the Company’s consolidated financial statements as of and for the years ended December 31, 2024 and 2023 and report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. Fees billed for services rendered by Ernst & Young for each of 2024 and
2023 are set forth below.

Type of service	2024 ($ in thousands)	2023 ($ in thousands)
Audit fees(1)	5,125	4,417
Audit-related fees(2)	1,372	1,170
Tax fees(3)	157	180
All other fees	—	—
Total	6,654	5,767
(1)Audit Fees for professional services associated with the annual audit of our consolidated financial statements and the financial statements of certain subsidiaries, the reviews of our quarterly condensed consolidated financial statements and the issuance of consents and comfort letters in connection with registration statement filings with the SEC. Audit Fees also include the issuance of opinions on the effectiveness over the Company’s internal control over financial reporting.
(2)Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under Audit Fees. These services consisted of attestation and compliance reports, including internal control-related engagements and servicer compliance related engagements.
(3)Tax Fees consist of fees billed for tax advisory and compliance services provided to certain subsidiaries of the Company.

Part IV
Item 15. Exhibits
1. Financial statements (see Index to Consolidated Financial Statements in Part II, Item 8 of the Original Form 10-K).
2. All financial statement schedules have been omitted since the required information was not applicable or was not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements or the accompanying notes.
3. The exhibits listed in the following Index to Exhibits are filed or incorporated by reference as part of this report.

Exhibit number
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
*Filed herewith

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 28, 2025.

Rocket Companies, Inc.

By:	/s/ Varun Krishna
Name: Varun Krishna
Title: Chief Executive Officer and Director
(Principal Executive Officer)