Form 10-Q
period 2025-03-31
Rocket Companies, Inc.
filed 2025-05-09
CIK 1805284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of May 2, 2025, 151,272,632 shares of the registrant's Class A common stock, $0.00001 par value, and 1,848,879,483 shares of the registrant's Class D common stock, $0.00001 par value, were outstanding.

Rocket Companies, Inc.
Form 10-Q
For the period ended March 31, 2025

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)
Rocket Companies, Inc.
Condensed Consolidated Balance Sheets
($ In Thousands, Except Per Share Amounts)

	March 31, 2025	December 31, 2024
Assets	(Unaudited)
Cash and cash equivalents	$1,408,800	$1,272,853
Restricted cash	19,810	16,468
Mortgage loans held for sale, at fair value	9,599,477	9,020,176
Interest rate lock commitments (“IRLCs”), at fair value	283,388	103,101
Mortgage servicing rights (“MSRs”), at fair value	7,349,978	7,633,371
Notes receivable and due from affiliates	14,803	14,245
Property and equipment, net of accumulated depreciation and amortization of $623,055 and $620,252, respectively	202,966	213,848
Deferred tax asset, net	523,021	521,824
Lease right of use assets	273,938	281,770
Forward commitments, at fair value	4,573	89,332
Loans subject to repurchase right from Ginnie Mae	2,758,634	2,785,146
Goodwill and intangible assets, net	1,224,365	1,227,517
Other assets	1,587,124	1,330,412
Total assets	$25,250,877	$24,510,063
Liabilities and equity
Liabilities
Funding facilities	$7,609,741	$6,708,186
Other financing facilities and debt:
Senior Notes, net	4,040,296	4,038,926
Early buy out facility	80,293	92,949
Accounts payable	291,507	181,713
Lease liabilities	310,420	319,296
Forward commitments, at fair value	84,739	11,209
Investor reserves	100,790	99,998
Notes payable and due to affiliates	3,309	31,280
Tax receivable agreement liability	580,434	581,183
Loans subject to repurchase right from Ginnie Mae	2,758,634	2,785,146
Other liabilities	807,077	616,797
Total liabilities	$16,667,240	$15,466,683
Equity
Class A common stock, $0.00001 par value - 10,000,000,000 shares authorized, 150,150,481 and 146,028,193 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively.	$1	$1
Class B common stock, $0.00001 par value - 6,000,000,000 shares authorized, none issued and outstanding as of March 31, 2025 and December 31, 2024.	—	—
Class C common stock, $0.00001 par value - 6,000,000,000 shares authorized, none issued and outstanding as of March 31, 2025 and December 31, 2024.	—	—
Class D common stock, $0.00001 par value - 6,000,000,000 shares authorized, 1,848,879,483 shares issued and outstanding as of March 31, 2025 and December 31, 2024.	19	19
Additional paid-in capital	403,781	389,695
Retained earnings	180,223	312,834
Accumulated other comprehensive loss	(54)	(48)
Non-controlling interest	7,999,667	8,340,879
Total equity	8,583,637	9,043,380
Total liabilities and equity	$25,250,877	$24,510,063
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Rocket Companies, Inc.
Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)
($ In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue
Gain on sale of loans
Gain on sale of loans excluding fair value of originated MSRs, net	$507,199	$476,429
Fair value of originated MSRs	264,427	222,797
Gain on sale of loans, net	771,626	699,226
Loan servicing (loss) income
Servicing fee income	400,697	345,746
Change in fair value of MSRs	(449,185)	56,508
Loan servicing (loss) income, net	(48,488)	402,254
Interest income
Interest income	92,090	88,980
Interest expense on funding facilities	(64,039)	(51,443)
Interest income, net	28,051	37,537
Other income	286,075	244,699
Total revenue, net	1,037,264	1,383,716
Expenses
Salaries, commissions and team member benefits	609,608	541,096
General and administrative expenses	260,815	236,665
Marketing and advertising expenses	275,623	206,296
Depreciation and amortization	26,910	27,017
Interest and amortization expense on non-funding debt	38,287	38,365
Other expenses	49,124	35,907
Total expenses	1,260,367	1,085,346
(Loss) income before income taxes	(223,103)	298,370
Benefit from (provision for) income taxes	10,657	(7,656)
Net (loss) income	(212,446)	290,714
Net loss (income) attributable to non-controlling interest	202,063	(274,499)
Net (loss) income attributable to Rocket Companies	$(10,383)	$16,215

(Loss) earnings per share of Class A common stock
Basic	$(0.07)	$0.12
Diluted	$(0.08)	$0.11

Weighted average shares outstanding
Basic	147,717,296	136,991,743
Diluted	2,001,936,379	1,991,982,680

Comprehensive (loss) income
Net (loss) income	$(212,446)	$290,714
Cumulative translation adjustment	13	314
Comprehensive (loss) income	(212,433)	291,028
Comprehensive loss (income) attributable to non-controlling interest	202,049	(274,792)
Comprehensive (loss) income attributable to Rocket Companies	$(10,384)	$16,236

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Rocket Companies, Inc.
Condensed Consolidated Statements of Changes in Equity
($ In Thousands)
(Unaudited)

	Class A Common Stock Shares	Class A Common Stock Amount	Class D Common Stock Shares	Class D Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Non-controlling Interest	Total Equity
Balance, December 31, 2023	135,814,173	$1	1,848,879,483	$19	$340,532	$284,296	$52	$7,676,810	$8,301,710
Net income	—	—	—	—	—	16,215	—	274,499	290,714
Cumulative translation adjustment	—	—	—	—	—	—	21	293	314
Share-based compensation, net	2,458,761	—	—	—	2,060	—	—	27,722	29,782
Distributions for state taxes on behalf of unit holders (members), net	—	—	—	—	—	(19)	—	(255)	(274)
Forfeitures of Special Dividends to Class A Shareholders	—	—	—	—	—	2	—	29	31
Taxes withheld on team members' restricted share award vesting	—	—	—	—	(1,152)	—	—	(15,410)	(16,562)
Issuance of Class A common stock under share-based compensation plans	538,683	—	—	—	454	—	—	6,161	6,615
Change in controlling interest of investment, net	—	—	—	—	8,917	—	(1)	(11,795)	(2,879)
Balance, March 31, 2024	138,811,617	$1	1,848,879,483	$19	$350,811	$300,494	$72	$7,958,054	$8,609,451

Balance, December 31, 2024	146,028,193	$1	1,848,879,483	$19	$389,695	$312,834	$(48)	$8,340,879	$9,043,380
Net loss	—	—	—	—	—	(10,383)	—	(202,063)	(212,446)
Cumulative translation adjustment	—	—	—	—	—	—	(1)	14	13
Share-based compensation, net	3,243,276	—	—	—	2,809	—	—	35,020	37,829
Distributions for state taxes on behalf of unit holders (members), net	—	—	—	—	—	(1)	—	(13)	(14)
Distributions to unit holders (members) from subsidiary investment, net	—	—	—	—	—	—	—	(113,379)	(113,379)
Special Dividends to Class A Shareholders, net of forfeitures	—	—	—	—	—	(122,227)	—	(22,594)	(144,821)
Taxes withheld on team members' restricted share award vesting	—	—	—	—	(2,143)	—	—	(26,453)	(28,596)
Issuance of Class A common stock upon exercise of stock options	40,000	—	—	—	25	—	—	310	335
Issuance of Class A common stock under share-based compensation plans	839,012	—	—	—	684	—	—	8,612	9,296
Change in controlling interest of investment, net	—	—	—	—	12,711	—	(5)	(20,666)	(7,960)
Balance, March 31, 2025	150,150,481	1	1,848,879,483	19	$403,781	$180,223	$(54)	$7,999,667	$8,583,637

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Rocket Companies, Inc.
Condensed Consolidated Statements of Cash Flows
($ In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Operating activities
Net (loss) income	$(212,446)	$290,714
Adjustments to reconcile Net (loss) income to Net cash used in operating activities:
Depreciation and amortization	26,910	27,017
(Benefit from) provision for deferred income taxes	(5,339)	3,907
Origination of MSRs	(264,427)	(222,797)
Change in fair value of MSRs, net	445,856	(52,525)
Gain on sale of loans excluding fair value of MSRs, net	(507,199)	(476,429)
Disbursements of mortgage loans held for sale	(21,003,518)	(19,739,707)
Proceeds from sale of mortgage loans held for sale	20,893,288	17,168,741
Disbursements of non-mortgage loans held for sale	(121,870)	(36,599)
Change in fair value of non-mortgage loans held for sale	2,386	1,956
Share-based compensation expense	40,020	30,997
Change in assets and liabilities
Due from affiliates	(558)	956
Other assets	(113,111)	(20,142)
Accounts payable	109,794	17,688
Due to affiliates	544	324
Other liabilities	(87,335)	(6,823)
Total adjustments	$(584,559)	$(3,303,436)
Net cash used in operating activities	$(797,005)	$(3,012,722)
Investing activities
Net proceeds from sale of MSRs	$144,486	$56,707
Net purchase of MSRs	(55,825)	(17,364)
Decrease in mortgage loans held for investment	617	10,144
Purchase and other additions of property and equipment, net of disposals	(14,005)	(14,027)
Net cash provided by investing activities	$75,273	$35,460
Financing activities
Net borrowings on funding facilities	$901,555	$2,778,069
Net payments on early buy out facility	(12,656)	(31,460)
Net payments on notes payable from unconsolidated affiliates	(28,514)	(5)
Proceeds from consolidated CFE, net	26,529	—
Stock issuance	8,087	5,403
Taxes withheld on team members' restricted share award vesting	(28,596)	(16,562)
Distributions to other unit holders (members of Holdings)	(5,397)	(1,944)
Net cash provided by financing activities	$861,008	$2,733,501
Effects of exchange rate changes on cash and cash equivalents	13	314
Net increase (decrease) in cash and cash equivalents and restricted cash	139,289	(243,447)
Cash and cash equivalents and restricted cash, beginning of period	1,289,321	1,136,832
Cash and cash equivalents and restricted cash, end of period	$1,428,610	$893,385
Non-cash activities
Loans transferred to other real estate owned	$2,080	$1,248
Supplemental disclosures
Cash paid for interest on related party borrowings	$278	$429

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

Rocket Companies, Inc. is a holding company. Its primary material asset is the equity interest in Holdings which, including through its direct and indirect subsidiaries, conducts the Company's operations. Holdings is a Michigan limited liability company and wholly owns the following entities, with each entity's subsidiaries identified in parentheses: Rocket Mortgage, LLC, Amrock Holdings, LLC ("Rocket Close"), Rocket Title Insurance Company (“RTIC”), LMB HoldCo LLC (“Core Digital Media”), Rocket Homes Real Estate LLC (“Rocket Homes”), RockLoans Holdings LLC (“Rocket Loans”), Rocket Money, Inc. (“Rocket Money”), Rocket Worldwide Holdings, Inc. (EFB Holdings Inc. (“Rocket Mortgage Canada”) and Lendesk Canada Holdings Inc. (“Lendesk Technologies”)), Woodward Capital Management LLC and Rocket Card, LLC. As used herein, “Rocket Mortgage” refers to either the Rocket Mortgage brand or platform, or the Rocket Mortgage business, as the context allows.

Up-C Collapse

On March 9, 2025, the Company entered into an agreement to simplify its organizational and capital structure by collapsing its Up-C structure (the “Up-C Collapse”). See the Company’s Current Report on Form 8-K (25722120) filed with the SEC on March 10, 2025 for additional information about the Up-C Collapse and the resulting impact on the Company’s financial statements subsequent to the close of the transaction.

Basis of Presentation and Consolidation

As the sole managing member of Holdings, the Company operates and controls all of the business affairs of Holdings, and through Holdings and its subsidiaries, conducts its business. Holdings is considered a variable interest entity (“VIE”) and we consolidate the financial results of Holdings under the guidance of ASC 810, Consolidation. A portion of our Net (loss) income is allocated to Net loss (income) attributable to non-controlling interest. For further details, refer below to Variable Interest Entities and Note 13, Non-controlling Interest.

For further details on the Company's other consolidated VIE, refer below to Consolidation of Collateralized Financing Entity.

All significant intercompany transactions and accounts between the businesses comprising the Company have been eliminated in the accompanying condensed consolidated financial statements.

The Company's derivatives, IRLCs, MSRs, mortgage and non-mortgage loans held for sale and trading investment securities are measured at fair value on a recurring basis. Additionally, other assets may be required to be measured at fair value in the condensed consolidated financial statements on a nonrecurring basis. For further details of the Company’s transactions refer to Note 3, Fair Value Measurements.

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

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Thousands, Except Per Share Amounts or Unless Otherwise Noted)
Our condensed consolidated financial statements are unaudited and presented in U.S. dollars. They have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The interim financial information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC. In our opinion, these condensed consolidated financial statements include all normal and recurring adjustments considered necessary for a fair statement of our results of operations, financial position and cash flows for the periods presented. Certain prior period amounts have been reclassified to conform to the current period financial statement presentation. Our results of operations for any interim period are not necessarily indicative of the results that may be expected for a full fiscal year or for any other future period.

Management Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management is not aware of any factors that would significantly change its estimates and assumptions as of March 31, 2025. Actual results may differ from these estimates.

Subsequent Events

In preparing these condensed consolidated financial statements, the Company evaluated events and transactions for potential recognition or disclosure through the date these condensed consolidated financial statements were issued. Refer to Note 6, Borrowings for disclosures on changes to the Company's debt agreements and Note 8, Income Taxes for tax distributions made that occurred subsequent to March 31, 2025.

Special Dividend

In connection with the Up-C Collapse, on March 10, 2025, our board of directors authorized and declared a cash dividend (the “2025 Special Dividend”) of $0.80 per share to the holders of our Class A common stock. The 2025 Special Dividend was paid on April 3, 2025 to holders of the Class A common stock of record as of the close of business on March 20, 2025.

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

Loan servicing (loss) income, net — includes income from servicing, sub-servicing and ancillary fees, and is recorded to income as earned, which is upon collection of payments from borrowers. This amount also includes the Change in fair value of MSRs, which is the adjustment for the fair value measurement of the MSR asset as of the respective balance sheet date. Refer to Note 4, Mortgage Servicing Rights for information related to the gain/(loss) on changes in the fair value of MSRs.

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

Rocket Money subscription revenue — The Company recognizes subscription revenue ratably over the contract term beginning on the commencement date of each contract. We have determined that subscriptions represent a stand-ready obligation to perform over the subscription term. These performance obligations are satisfied over time as the customer simultaneously receives and consumes the benefits. Contracts are one month to one year in length. Subscription revenues were $84,521 and $60,591 for the three months ended March 31, 2025 and 2024, respectively.

Rocket Close closing fees — The Company recognizes closing fees for non-recurring services provided in connection with the origination of the loan. These fees are recognized at the time of loan closing for purchase transactions or at the end of a client's three-day rescission period for refinance transactions, which represents the point in time the loan closing services performance obligation is satisfied. The consideration received for closing services is a fixed fee per loan that varies by state and loan type. Closing fees were $24,431 and $21,512 for the three months ended March 31, 2025 and 2024, respectively.

Rocket Close appraisal revenue — The Company recognizes appraisal revenue when the appraisal service is completed. The Company may choose to deliver appraisal services directly to its client or subcontract such services to a third-party licensed and/or certified appraiser. In instances where the Company performs the appraisal, revenue is recognized as the gross amount of consideration received at a fixed price per appraisal. The Company is an agent in instances where a third-party appraiser is involved in the delivery of appraisal services and revenue is recognized net of third-party appraisal expenses. Appraisal revenue was $8,539 and $8,857 for the three months ended March 31, 2025 and 2024, respectively.

Rocket Homes real estate network referral fees — The Company recognizes real estate network referral fee revenue based on arrangements with partner agencies contingent on the closing of a transaction. As this revenue stream is variable, and is contingent on the successful transaction close, the revenue is constrained until the occurrence of the transaction. At this point, the constraint on recognizing revenue is deemed to have been lifted and revenue is recognized for the consideration expected to be received. Real estate network referral fees were $10,300 and $10,870 for the three months ended March 31, 2025 and 2024, respectively.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. We maintain our bank accounts with a relatively small number of high-quality financial institutions.

Restricted cash as of March 31, 2025 and 2024 consisted of cash on deposit for a repurchase facility, client application deposits, title premiums collected from the insured that are due to the underwriter, and principal and interest received in collection accounts for purchased assets.

	March 31,
	2025	2024
Cash and cash equivalents	$1,408,800	$861,410
Restricted cash	19,810	31,975
Total cash, cash equivalents and restricted cash in the statement of cash flows	$1,428,610	$893,385

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

Rocket Companies, Inc.’s relationship with Holdings results in no recourse to the general credit of Rocket Companies, Inc. Holdings and its consolidated subsidiaries represents Rocket Companies, Inc.’s sole investment. Rocket Companies, Inc. shares in the income and losses of Holdings in direct proportion to Rocket Companies, Inc.’s ownership percentage. Rocket Companies, Inc. has no contractual requirement to provide financial support to Holdings.

Rocket Companies, Inc.’s financial position, performance and cash flows effectively represent those of Holdings and its subsidiaries as of and for the period ended March 31, 2025.

Consolidation of the Collateralized Financing Entity

In the normal course of business, the Company transfers financial assets to a trust for which the Company holds a variable interest. Management concluded the Company has power to direct activities impacting the trust’s economic performance and has an economic interest in the entity that could result in benefits or losses, and therefore is the primary beneficiary of the trust. As the primary beneficiary, the Company consolidates the trust's financial position and results of operations for financial reporting purposes under the variable interest consolidation model guidance in ASC 810, Consolidation. The Company has elected to account for the assets and liabilities of the VIE as a collateralized financing entity (“CFE”). A CFE is a VIE that holds financial assets, issues beneficial interests in those assets and has no more than nominal equity. The related assets are not available for general use by the Company and creditors have no recourse to the Company for the related liabilities.

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

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Thousands, Except Per Share Amounts or Unless Otherwise Noted)

2. Pending Acquisitions

Redfin Acquisition

On March 9, 2025, we entered into an agreement to purchase Redfin Corporation, a Delaware corporation (“Redfin”), in an all-stock transaction (the “Redfin Acquisition”) in which Redfin stockholders will receive 0.7926 shares of our Class A common stock per share of Redfin common stock. Redfin is a residential real estate brokerage company headquartered in Seattle, Washington with reported total assets of $1 billion based on their balance sheet at December 31, 2024. Rocket Companies anticipates this transaction will be completed in the second or third quarter of 2025, subject to regulatory approval and the satisfaction of other customary closing conditions set forth in the Redfin Merger Agreement, as well as the successful consummation of the Up-C Collapse.

Mr. Cooper Acquisition

On March 31, 2025, we entered into an agreement to purchase Mr. Cooper Group Inc., a Delaware corporation (“Mr. Cooper”), in an all-stock transaction (the “Mr. Cooper Acquisition”) in which Mr. Cooper stockholders will receive 11.00 shares of our Class A common stock per share of Mr. Cooper common stock. Mr. Cooper is the country's largest residential mortgage servicer, headquartered in Coppell, Texas, with reported total assets of $19 billion based on their balance sheet at December 31, 2024. Rocket Companies anticipates this transaction will be completed in the fourth quarter of 2025, subject to regulatory approval and the satisfaction of other customary closing conditions set forth in the Mr. Cooper Merger Agreement.

3. Fair Value Measurements

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

The following is a description of measurement techniques for items recorded at fair value on a recurring basis. There were no material items recorded at fair value on a nonrecurring basis as of March 31, 2025 or December 31, 2024.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The table below shows a summary of financial statement items that are measured at estimated fair value on a recurring basis, including assets measured under the fair value option. There were no material transfers of assets or liabilities recorded at fair value on a recurring basis between Levels 1, 2 or 3 during the three months ended March 31, 2025 or the year ended December 31, 2024.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Thousands, Except Per Share Amounts or Unless Otherwise Noted)

	Level 1	Level 2	Level 3	Total
Balance at March 31, 2025
Assets:
Mortgage loans held for sale (1)	$—	$9,363,522	$235,955	$9,599,477
IRLCs	—	—	283,388	283,388
MSRs	—	—	7,349,978	7,349,978
Forward commitments	—	4,573	—	4,573
Investment securities (2)	—	40,919	—	40,919
Non-mortgage loans held for sale (2)	—	—	343,407	343,407
Assets of the consolidated CFE (3)	—	—	148,103	148,103
Total assets	$—	$9,409,014	$8,360,831	$17,769,845
Liabilities:
Forward commitments	$—	$84,739	$—	$84,739
Liabilities of the consolidated CFE (3)	—	—	119,180	119,180
Total liabilities	$—	$84,739	$119,180	$203,919

Balance at December 31, 2024
Assets:
Mortgage loans held for sale (1)	$—	$8,778,087	$242,089	$9,020,176
IRLCs	—	—	103,101	103,101
MSRs	—	—	7,633,371	7,633,371
Forward commitments	—	89,332	—	89,332
Investment securities (2)	—	40,841	—	40,841
Non-mortgage loans held for sale (2)	—	—	261,702	261,702
Assets of the consolidated CFE (3)	—	—	112,238	112,238
Total assets	$—	$8,908,260	$8,352,501	$17,260,761
Liabilities:
Forward commitments	$—	$11,209	$—	$11,209
Liabilities of the consolidated CFE (3)	—	—	92,650	92,650
Total liabilities	$—	$11,209	$92,650	$103,859

(1)     As of March 31, 2025 and December 31, 2024, $107.4 million and $114.5 million, respectively, of unpaid principal balance of the Level 3 mortgage loans held for sale were 90 days or more delinquent and were considered in non-accrual status. The fair value of these Level 3 mortgage loans held for sale was $92.3 million and $99.7 million as of March 31, 2025 and December 31, 2024, respectively.

(2)    Included in Other assets on the Condensed Consolidated Balance Sheets.

(3)    Assets and Liabilities of the consolidated CFE are included in Other assets and Other liabilities, respectively, on the Condensed Consolidated Balance Sheets. These financial instruments transferred into Level 3 during the three months ended September 30, 2024.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Thousands, Except Per Share Amounts or Unless Otherwise Noted)

The following tables present the quantitative information about material recurring Level 3 fair value financial instruments and the fair value measurements as of:

	March 31, 2025		December 31, 2024
Unobservable Input	Range	Weighted Average	Range	Weighted Average
Mortgage loans held for sale
Model pricing	69.8% - 103.8%	88.6%	69.3% - 103.6%	89.0%
IRLCs
Pull-through probability	0.0% - 100.0%	74.4%	0.0% - 100.0%	73.2%
MSRs
Discount rate	9.5% - 12.5%	9.9%	9.5% - 12.5%	9.9%
Conditional prepayment rate	6.7% - 77.0%	7.8%	6.7% - 21.8%	7.6%
Non-mortgage loans held for sale
Discount rate	8.0% - 9.3%	7.6%	8.0% - 9.3%	7.6%
Assets and Liabilities of the consolidated CFE
Discount rate	8.0% - 8.0%	8.0%	8.0% - 8.0%	8.0%
The table below presents a reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended March 31, 2025 and 2024. Mortgage servicing rights are also classified as a Level 3 asset measured at fair value on a recurring basis and its reconciliation is found in Note 4, Mortgage Servicing Rights.

	Mortgage Loans Held for Sale	IRLCs	Non-Mortgage Loans Held for Sale	Assets of the consolidated CFE	Liabilities of the consolidated CFE
Balance at December 31, 2024	$242,089	$103,101	$261,702	$112,238	$92,650
Transfers in (1)	113,345	—	121,870	56,763	44,909
Transfers out/principal reductions (1)	(116,198)	—	(37,779)	(19,978)	(18,379)
Net transfers and revaluation gains	—	180,287	—	—	—
Total losses included in Net (loss) income for assets held at the end of the reporting date	(3,281)	—	(2,386)	(920)	—
Balance at March 31, 2025	$235,955	$283,388	$343,407	$148,103	$119,180

Balance at December 31, 2023	$438,518	$132,870	$163,018	$—	$—
Transfers in (1)	109,170	—	60,296	—	—
Transfers out/principal reductions (1)	(155,715)	—	(23,697)	—	—
Net transfers and revaluation gains	—	70,003	—	—	—
Total losses included in Net (loss) income for assets held at the end of the reporting date	(6,187)	—	(1,956)	—	—
Balance at March 31, 2024	$385,786	$202,873	$197,661	$—	$—
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

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Thousands, Except Per Share Amounts or Unless Otherwise Noted)
Fair Value Option

The following is the estimated fair value and UPB of mortgage loans held for sale, non-mortgage loans held for sale and assets of the consolidated CFE that have contractual principal amounts and for which the Company has elected the fair value option. The fair value option was elected for these assets as the Company believes fair value best reflects their expected future economic performance:

	Fair Value	Principal Amount Due Upon Maturity	Difference (1)
Balance at March 31, 2025
Mortgage loans held for sale	$9,599,477	$9,355,537	$243,940
Non-mortgage loans held for sale	$343,407	$349,028	$(5,621)
Assets of the consolidated CFE	$148,103	$147,630	$473

Balance at December 31, 2024
Mortgage loans held for sale	$9,020,176	$8,889,199	$130,977
Non-mortgage loans held for sale	$261,702	$268,877	$(7,175)
Assets of the consolidated CFE	$112,238	$112,370	$(132)

(1)    Represents the amount of gains (losses) included in Gain on sale of loans, net for Mortgage loans held for sale and Other income for Non-mortgage loans held for sale and Assets of the consolidated CFE on the Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss), due to changes in fair value of items accounted for using the fair value option.

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

	March 31, 2025		December 31, 2024
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior Notes, due 10/15/2026	$1,146,572	$1,105,668	$1,146,001	$1,091,385
Senior Notes, due 1/15/2028	61,630	59,638	61,596	58,912
Senior Notes, due 3/1/2029	746,074	688,995	745,823	680,295
Senior Notes, due 3/1/2031	1,242,001	1,120,400	1,241,663	1,093,100
Senior Notes, due 10/15/2033	844,019	729,759	843,843	708,195
Total Senior Notes, net	$4,040,296	$3,704,460	$4,038,926	$3,631,887

The fair value of Senior Notes was calculated using the observable bond price at March 31, 2025 and December 31, 2024, respectively. The Senior Notes are classified as Level 2 in the fair value hierarchy.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Thousands, Except Per Share Amounts or Unless Otherwise Noted)
4. Mortgage Servicing Rights

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

The following table summarizes changes to the MSR assets:

	Three Months Ended March 31,
	2025	2024
Fair value, beginning of period	$7,633,371	$6,439,787
MSRs originated	264,427	222,797
MSRs sales	(144,386)	(51,344)
MSRs purchases	46,075	16,695
Changes in fair value (1):
Due to changes in valuation model inputs or assumptions	(259,480)	227,369
Due to collection/realization of cash flows	(190,029)	(163,963)
Total changes in fair value	(449,509)	63,406
Fair value, end of period	$7,349,978	$6,691,341

(1)    Reflects changes in market interest rates and assumptions, including discount rates and prepayment speeds, and the gains or losses on sales of MSRs during the applicable period. It does not include the change in fair value of derivatives that economically hedge MSRs identified for sale or the effects of contractual prepayment protection resulting from sales or purchases of MSRs.

The Company retains the right to service a majority of these loans upon sale through ownership of servicing rights. The total UPB of mortgage loans serviced, excluding subserviced loans, at March 31, 2025 and December 31, 2024 was $523,418,041 and $525,517,829, respectively. The portfolio primarily consists of high-quality performing agency and government (FHA and VA) loans. As of March 31, 2025 and December 31, 2024, delinquent loans (defined as 60-plus days past-due) were 1.34% and 1.54%, respectively, of our total portfolio.

The following is a summary of the weighted average discount rate and prepayment speed assumptions used to determine the fair value of MSRs as well as the expected life of the loans in the servicing portfolio:

	March 31, 2025	December 31, 2024
Discount rate	9.9%	9.9%
Prepayment speeds	7.8%	7.6%
Life (in years)	7.70	7.82

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

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Thousands, Except Per Share Amounts or Unless Otherwise Noted)
The following sensitivity analysis shows the potential impact on the fair value of the Company’s MSRs based on hypothetical changes in key assumptions, including the discount rate and prepayment speeds:

	Discount Rate		Prepayment Speeds
	100 BPS Adverse Change	200 BPS Adverse Change	10% Adverse Change	20% Adverse Change
March 31, 2025
Mortgage servicing rights	$(318,972)	$(612,233)	$(227,948)	$(445,244)
December 31, 2024
Mortgage servicing rights	$(332,019)	$(636,988)	$(202,607)	$(416,387)

5. Mortgage Loans Held for Sale

The Company sells substantially all of its originated mortgage loans into the secondary market. Mortgage loans held for sale are loans originated that are expected to be sold into the secondary market. Below is a roll forward of the activity in mortgage loans held for sale:

	Three Months Ended March 31,
	2025	2024
Balance at the beginning of period	$9,020,176	$6,542,232
Disbursements of mortgage loans held for sale	21,003,518	19,739,707
Proceeds from sales of mortgage loans held for sale	(20,893,288)	(17,154,297)
Gain on sale of mortgage loans excluding fair value of other financial instruments, net (1)	469,071	288,587
Balance at the end of period	$9,599,477	$9,416,229

(1)    The Gain on sale of loans excluding fair value of MSRs, net on the Condensed Consolidated Statements of Cash Flows includes income related to interest rate lock commitments, forward commitments and provision for investor reserves.

Credit Risk

The Company is subject to credit risk associated with mortgage loans that it purchases and originates during the period of time prior to the sale of these loans. The Company considers credit risk associated with these loans to be minimal as it holds the loans for a short period of time, which for the three months ended March 31, 2025 is generally less than 45 days from the date of borrowing, and the market for these loans continues to be highly liquid. The Company is also subject to credit risk associated with mortgage loans it has repurchased as a result of breaches of representations and warranties during the period of time between repurchase and resale.

6. Borrowings

The Company maintains various funding facilities, financing facilities and unsecured senior notes, as shown in the tables below. Interest rates typically have two main components; a base rate - most commonly SOFR, which is sometimes subject to a minimum floor, plus a spread. Some funding facilities have a commitment fee, which can be up to 50 basis points per year. The commitment fee charged by lenders is calculated based on the committed line amount multiplied by a negotiated rate. The Company is required to maintain certain covenants, including minimum tangible net worth, minimum liquidity, maximum total debt or liabilities to net worth ratio, pretax net income requirements and other customary debt covenants, as defined in the agreements. The Company was in compliance with all covenants as of March 31, 2025 and December 31, 2024.

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

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Thousands, Except Per Share Amounts or Unless Otherwise Noted)
Mortgage Funding Facilities

Facility Type	Collateral	Maturity	Line Amount	Committed Line Amount	Outstanding Balance as of March 31, 2025	Outstanding Balance as of December 31, 2024
Mortgage Loan funding:
1) Master Repurchase Agreement (1)(9)	Mortgage loans held for sale (8)	11/24/2026	$1,000,000	$100,000	$979,177	$406,484
2) Master Repurchase Agreement (9)	Mortgage loans held for sale (8)	8/1/2026	1,000,000	—	—	10,853
3) Master Repurchase Agreement (2)(9)	Mortgage loans held for sale (8)	1/26/2026	1,500,000	250,000	278,286	252,133
4) Master Repurchase Agreement (9)	Mortgage loans held for sale (8)	10/1/2026	2,500,000	250,000	479,871	601,904
5) Master Repurchase Agreement (3)(9)	Mortgage loans held for sale (8)	12/10/2026	1,500,000	250,000	111,710	106,686
6) Master Repurchase Agreement (9)	Mortgage loans held for sale (8)	10/2/2026	800,000	100,000	410,742	764,342
7) Master Repurchase Agreement (9)	Mortgage loans held for sale (8)	12/23/2026	1,500,000	100,000	1,468,078	1,400,097
8) Master Repurchase Agreement (4)(9)	Mortgage loans held for sale (8)	5/29/2026	2,000,000	250,000	510,926	1,015,035
9) Master Repurchase Agreement (9)	Mortgage loans held for sale (8)	6/12/2026	750,000	—	735,463	730,410
10) Master Repurchase Agreement (9)	Mortgage loans held for sale (8)	10/2/2026	1,500,000	200,000	1,470,153	566,905
			$14,050,000	$1,500,000	$6,444,406	$5,854,849
Mortgage Loan Early Funding:
11) Early Funding Facility (6)(9)	Mortgage loans held for sale (8)	(6)	$5,000,000	$—	$662,632	$402,462
12) Early Funding Facility (7)(9)	Mortgage loans held for sale (8)	(7)	2,000,000	—	262,712	290,475
			7,000,000	—	925,344	692,937

Total Mortgage Funding Facilities			$21,050,000	$1,500,000	$7,369,750	$6,547,786

Personal Loan funding:
13) Revolving Credit and Security Agreement (5)(10)	Personal loans held for sale	N/A	N/A	N/A	$—	$160,400
14) Revolving Credit and Security Agreement (10)	Personal loans held for sale	8/19/2027	$150,000	$150,000	81,242	—
15) Credit and Security Agreement (10)	Personal loans held for sale	3/5/2029	158,749	158,749	158,749	—
Total Personal Loan Funding Facilities			308,749	308,749	239,991	160,400

Total Funding Facilities			$21,358,749	$1,808,749	$7,609,741	$6,708,186

(1)    This facility also includes a $150,000 sublimit for early buy out financing; capacity is fully fungible and is not restricted by these allocations.

(2)    This facility has a 12-month initial term, which can be extended for 3-months at each subsequent 3-month anniversary from the initial start date. Subsequent to March 31, 2025, this facility was extended to April 24, 2026.

(3)    This facility also includes a $1,500,000 sublimit for MSR financing; capacity is fully fungible and is not restricted by these allocations.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Thousands, Except Per Share Amounts or Unless Otherwise Noted)

(4)    This facility is a sublimit of Early Buy out Financing Facility 6, found below in Financing Facilities. Refer to Subfootnote 4, Financing Facilities for additional details regarding this facility.

(5)    This facility was terminated in March 2025.

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

(9)    The interest rates charged by lenders on mortgage funding facilities included the applicable base rate plus a spread ranging from 1.00% to 1.63% for the three months ended March 31, 2025 and 1.00% to 1.80% for the year ended December 31, 2024.

(10)    The interest rates charged by lenders on personal loan funding facilities included the applicable base rate plus a spread ranging from 0.85% to 2.30% for the three months ended March 31, 2025 and 1.15% for the year ended December 31, 2024.

Financing Facilities

Facility Type	Collateral	Maturity	Line Amount	Committed Line Amount	Outstanding Balance as of March 31, 2025	Outstanding Balance as of December 31, 2024
Line of Credit Financing Facilities
1) Unsecured line of credit (1)	—	7/27/2025	$2,000,000	$—	$—	$—
2) Unsecured line of credit (1)	—	7/31/2025	100,000	—	—	—
3) Revolving credit facility (2)(6)	—	7/2/2027	1,150,000	1,150,000	—	—
4) MSR line of credit (6)	MSRs	11/7/2025	500,000	—	—	—
5) MSR line of credit (3)(6)	MSRs	12/10/2026	1,500,000	250,000	—	—
			$5,250,000	$1,400,000	$—	$—
Early Buyout Financing Facility
6) Early buy out facility (4)(6)	Loans/ Advances	5/29/2026	$2,000,000	$250,000	$80,293	$92,949
7) Early buy out facility (5)(6)	Loans/ Advances	11/24/2026	150,000	100,000	—	—
			$2,150,000	$350,000	$80,293	$92,949
(1)    Refer to Note 7, Transactions with Related Parties for additional details regarding this unsecured line of credit.

(2)    Subsequent to March 31, 2025, this facility was amended to extend the maturity date to July 3, 2028. Upon satisfaction of certain conditions specified in the agreement governing this facility, including the closing of the Mr. Cooper Acquisition among other things, this facility upsizes to $2,250,000.

(3)    This facility is a sublimit of Master Repurchase Agreement 5, found above in Funding Facilities. Refer to Subfootnote 3, Funding Facilities for additional details regarding this financing facility.

(4)    This facility includes a $2,000,000 sublimit for newly originated mortgage loans held for sale; capacity is fully fungible and is not restricted by these allocations.

(5)    This facility is a sublimit of Master Repurchase Agreement 1, found above in Funding Facilities. Refer to Subfootnote 1, Funding Facilities for additional details regarding this financing facility.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Thousands, Except Per Share Amounts or Unless Otherwise Noted)

(6)    The interest rates charged by lenders on the financing facilities included the applicable base rate, plus a spread ranging from 1.45% to 3.25% for the three months ended March 31, 2025 and the year ended December 31, 2024.

Unsecured Senior Notes

Facility Type	Maturity	Interest Rate	Outstanding Principal March 31, 2025	Outstanding Principal December 31, 2024
Unsecured Senior Notes (1)	10/15/2026	2.875%	$1,150,000	$1,150,000
Unsecured Senior Notes (2)	1/15/2028	5.250%	61,985	61,985
Unsecured Senior Notes (3)	3/1/2029	3.625%	750,000	750,000
Unsecured Senior Notes (4)	3/1/2031	3.875%	1,250,000	1,250,000
Unsecured Senior Notes (5)	10/15/2033	4.000%	850,000	850,000
Total Senior Notes			$4,061,985	$4,061,985

Weighted Average Interest Rate			3.59%	3.59%

(1)    The 2026 Senior Notes are unsecured obligation notes with no asset required to pledge for this borrowing. Unamortized debt issuance costs are presented net against the Senior Notes reducing the $1,150,000 carrying amount on the Condensed Consolidated Balance Sheets by $3,427 and $3,999 as of March 31, 2025 and December 31, 2024, respectively.

(2)    The 2028 Senior Notes are unsecured obligation notes with no asset required to pledge for this borrowing. Unamortized debt issuance costs and discounts are presented net against the Senior Notes reducing the $61,985 carrying amount on the Condensed Consolidated Balance Sheets by $194 and $161 as of March 31, 2025, respectively, and $212 and $177, as of December 31, 2024, respectively.

(3)    The 2029 Senior Notes are unsecured obligation notes with no asset required to pledge for this borrowing. Unamortized debt issuance costs are presented net against the Senior Notes reducing the $750,000 carrying amount on the Condensed Consolidated Balance Sheets by $3,926 and $4,177 as of March 31, 2025 and December 31, 2024, respectively.

(4)    The 2031 Senior Notes are unsecured obligation notes with no asset required to pledge for this borrowing. Unamortized debt issuance costs are presented net against the Senior Notes reducing the $1,250,000 carrying amount on the Condensed Consolidated Balance Sheets by $7,999 and $8,337 as of March 31, 2025 and December 31, 2024, respectively.

(5)    The 2033 Senior Notes are unsecured obligation notes with no asset required to pledge for this borrowing. Unamortized debt issuance costs are presented net against the Senior Notes reducing the $850,000 carrying amount on the Condensed Consolidated Balance Sheets by $5,982 and $6,157 as of March 31, 2025 and December 31, 2024, respectively.

Refer to Note 3, Fair Value Measurements for information pertaining to the fair value of the Company’s debt as of March 31, 2025 and December 31, 2024.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Thousands, Except Per Share Amounts or Unless Otherwise Noted)
Bridge Loan Commitment

The consummation of the Mr. Cooper Acquisition will trigger change of control provisions in the Mr. Cooper unsecured senior notes that will require Mr. Cooper or a third party, shortly after the closing of the Mr. Cooper Acquisition, to offer to repay such indebtedness. Consequently, Rocket entered into a commitment letter, dated as of March 31, 2025, with commitment parties, pursuant to which the parties have committed to provide a 364-day senior unsecured bridge term loan facility (the “Bridge Facility”) with capacity of up to $4.95 billion. The Company incurred $37.1 million in debt financing fees, which were capitalized as prepaid expenses in Other assets on the Company’s Condensed Consolidated Balance Sheets and are recognized as interest expense on a straight-line basis, which approximates the effective interest method, until the expected issuance date for permanent financing. There were no borrowings under the Bridge Facility as of March 31, 2025.

The Company will guarantee any borrowings that are made under the Bridge Facility. The Bridge Facility contains various financial and operational covenants that would have been applicable to any borrowings under the Bridge Facility and that are usual and customary for such arrangements. If such covenants were in effect, the Company would have been in compliance with all of these covenants as of March 31, 2025.

7. Transactions with Related Parties

The Company has entered into various transactions and agreements with RHI, its subsidiaries, certain other affiliates and related parties (collectively, “Related Parties”). These transactions include providing financing and services as well as obtaining financing and services from these Related Parties.

Up-C Collapse and Transaction Agreement

See the Company's amended Form 10-K filed with the SEC on April 28, 2025, Item 13 - Certain Relationships and Related Person Transactions, and Director Independence - "The Up-C Collapse" and "Transaction Agreement", for additional information about the Up-C Collapse and the Transaction Agreement and the resulting impact on the Company's financial statements subsequent to the close of the transaction.

Financing Arrangements

On June 9, 2017, Rocket Mortgage and RHI entered into an unsecured line of credit, as further amended and restated on September 16, 2021 (“RHI Line of Credit”), pursuant to which Rocket Mortgage has a borrowing capacity of $2,000,000. The RHI Line of Credit matures on July 27, 2025. Borrowings under the line of credit bear interest at a rate per annum of the applicable base rate, plus a spread of 1.25%. The line of credit is uncommitted and RHI has sole discretion over advances. The RHI Line of Credit also contains negative covenants which restrict the ability of the Company to incur debt and create liens on certain assets. It also requires Rocket Mortgage to maintain a quarterly consolidated net income before taxes if adjusted tangible net worth meets certain requirements. The Company did not draw on the RHI Line of Credit during the period and there were no outstanding amounts due as of March 31, 2025 and December 31, 2024.

RHI and RTIC are parties to a surplus debenture, effective as of December 28, 2015, and as further amended and restated on July 31, 2023 (the “RHI/RTIC Debenture”), pursuant to which RTIC is indebted to RHI for an aggregate principal amount of $21,500. The RHI/RTIC Debenture matures on December 31, 2030. Interest under the RHI/RTIC Debenture accrues at an annual rate of 8%. Principal and interest under the RHI/RTIC Debenture are due and payable quarterly, in each case subject to RTIC achieving a certain amount of surplus and payments of all interest before principal payments begin. Any unpaid amounts of principal and interest shall be due and payable upon the maturity of the RHI/RTIC Debenture. RTIC repaid an aggregate of $28,792 and $434 for the three months ended March 31, 2025 and 2024, respectively. The total amount of interest accrued was $278 and $429 for the three months ended March 31, 2025 and 2024, respectively. The aggregate amount due to RHI was paid in full as of March 31, 2025 and $28,514 was outstanding as of December 31, 2024.

On July 31, 2020, Holdings and RHI entered into an agreement for an uncommitted, unsecured revolving line of credit (“RHI 2nd Line of Credit”), which will provide for financing from RHI to the Company of up to $100,000. The RHI 2nd Line of Credit matures on July 31, 2025. Borrowings under the line of credit will bear interest at a rate per annum of the applicable base rate plus a spread of 1.25%. The negative covenants of the line of credit restrict the ability of the Company to incur debt and create liens on certain assets. The line of credit also contains customary events of default. The Company did not draw on the RHI 2nd Line of Credit during the period and there were no amounts outstanding as of March 31, 2025 and December 31, 2024.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Thousands, Except Per Share Amounts or Unless Otherwise Noted)

The Notes receivable and due from affiliates was $14,803 and $14,245 as of March 31, 2025 and December 31, 2024, respectively. The Notes payable and due to affiliates was $3,309 and $31,280 as of March 31, 2025 and December 31, 2024, respectively.

Services, Products and Other Transactions

We have entered into transactions and agreements to provide certain services to Related Parties. We recognized revenue of $1,433 and $1,646 for the three months ended March 31, 2025 and 2024, respectively, for the performance of these services, which was included in Other income on the Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss). We have also entered into transactions and agreements to purchase certain services, products and other transactions from Related Parties. We incurred expenses of $756 and $625, which are included in Salaries, commissions and team member benefits; $10,673 and $12,222, which are included in General and administrative expenses; and $2,649 and $3,630, which are included in Marketing and advertising expenses, for the three months ended March 31, 2025 and 2024, respectively, on the Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss).

The Company has also entered into a Tax Receivable Agreement with RHI and our Chairman as described further in Note 8, Income Taxes. The Company has also guaranteed the debt of a related party as described further in Note 10, Commitments, Contingencies and Guarantees.

Lease Transactions with Related Parties

The Company is a party to lease agreements for certain offices, including our headquarters in Detroit, with various affiliates of Bedrock Management Services LLC (“Bedrock”), a related party, and other related parties of the Company. The Company incurred expenses related to these arrangements of $18,244 and $19,570 for the three months ended March 31, 2025 and 2024, respectively. These amounts are included in General and administrative expenses on the Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss).

8. Income Taxes

The Company had an income tax benefit of $10,657 on Loss before income taxes of $223,103 and income tax expense of $7,656 on Income before income taxes of $298,370 for the three months ended March 31, 2025 and 2024, respectively. The Company’s income tax expense varies from the expense that would be expected based on statutory rates due principally to its organizational structure and valuation allowances for deferred tax benefits the Company does not believe are more likely than not to be realized.

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

The Company has a Tax Receivable Agreement (the “Tax Receivable Agreement”) with the LLC Members that will obligate the Company to make payments to the LLC Members generally equal to 90% of the applicable cash tax savings that the Company actually realizes or in some cases is deemed to realize as a result of the tax attributes generated by (i) certain increases in our allocable share of the tax basis in Holdings’ assets resulting from (a) the purchases of Holdings Units (along with the corresponding shares of our Class D common stock or Class C common stock) from the LLC Members (or their transferees of Holdings Units or other assignees) using the net proceeds from our initial public offering or in any future offering, (b) exchanges by the LLC Members (or their transferees of Holdings Units or other assignees) of Holdings Units (along with the corresponding shares of our Class D common stock or Class C common stock) for cash or shares of our Class B common stock or Class A common stock, as applicable, or (c) payments under the Tax Receivable Agreement; (ii) tax benefits related to imputed interest deemed arising as a result of payments made under the Tax Receivable Agreement and (iii) disproportionate allocations (if any) of tax benefits to Holdings as a result of section 704(c) of the Code that relate to the reorganization transactions. The Company will retain the benefit of the remaining 10% of these tax savings.

A payment of $749 was made to the LLC Members pursuant to the Tax Receivable Agreement during the three months ended March 31, 2025. No payment was made to the LLC Members pursuant to the Tax Receivable Agreement during the three months ended March 31, 2024.

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

See the Company's amended Form 10-K filed with the SEC on April 28, 2025, Item 13 - Certain Relationships and Related Person Transactions, and Director Independence - "Tax Receivable Agreement", for additional information about the amendment to the Tax Receivable Agreement in connection with the Up-C Collapse.

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

For the three months ended March 31, 2025 and 2024, Holdings has not paid material tax distributions. Subsequent to March 31, 2025, Holdings paid tax distributions of $113,809 to holders of Holdings Units other than Rocket Companies.

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

Net hedging (losses) gains were as follows:

	Three Months Ended March 31,
	2025	2024
Hedging (losses) gains (1)	$(138,233)	$63,770

(1)    Includes the change in fair value related to derivatives economically hedging MSRs identified for sale.

Refer to Note 3, Fair Value Measurements, for additional information on the fair value of derivative financial instruments.

Notional and Fair Value

The notional and fair values of derivative financial instruments not designated as hedging instruments were as follows:

	Notional Value	Derivative Asset	Derivative Liability
Balance at March 31, 2025:
IRLCs, net of loan funding probability (1)	$10,143,090	$283,388	$—
Forward commitments (2)	$17,351,671	$4,573	$84,739

Balance at December 31, 2024:
IRLCs, net of loan funding probability (1)	$5,094,135	$103,101	$—
Forward commitments (2)	$12,826,939	$89,332	$11,209

(1)    IRLCs are also discussed in Note 10, Commitments, Contingencies and Guarantees.

(2)    Includes the fair value and net notional value related to derivatives economically hedging MSRs identified for sale.

Counterparty agreements for forward commitments contain master netting agreements. The table below presents the gross amounts of recognized assets and liabilities subject to master netting agreements. Margin cash is cash that is exchanged by counterparties to be held as collateral related to these derivative financial instruments. Margin cash held on behalf of counterparties is recorded in Cash and cash equivalents, and the related liability is classified in Other liabilities in the Condensed Consolidated Balance Sheets. Margin cash pledged to counterparties is excluded from Cash and cash equivalents and instead recorded in Other assets as a margin call receivable from counterparties in the Condensed Consolidated Balance Sheets. The Company had $56,990 and zero of margin cash pledged to counterparties related to these forward commitments at March 31, 2025 and December 31, 2024, respectively. As of March 31, 2025 and December 31, 2024, there was $188 and $63,377 of margin cash held on behalf of counterparties, respectively.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Thousands, Except Per Share Amounts or Unless Otherwise Noted)

	Gross Amount of Recognized Assets or Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Presented in the Condensed Consolidated Balance Sheets
Offsetting of Derivative Assets
Balance at March 31, 2025:
Forward commitments	$5,117	$(544)	$4,573
Balance at December 31, 2024:
Forward commitments	$117,730	$(28,398)	$89,332

Offsetting of Derivative Liabilities
Balance at March 31, 2025:
Forward commitments	$(121,806)	$37,067	$(84,739)
Balance at December 31, 2024:
Forward commitments	$(13,487)	$2,278	$(11,209)

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

Certain counterparties have master netting agreements. The master netting agreements contain a legal right to offset amounts due to and from the same counterparty. Derivative assets in the Condensed Consolidated Balance Sheets represent derivative contracts in a gain position, net of loss positions with the same counterparty and, therefore, also represent the Company’s maximum counterparty credit risk. The Company incurred no credit losses due to nonperformance of any of its counterparties during the three months ended March 31, 2025 and 2024.

10. Commitments, Contingencies and Guarantees

Interest Rate Lock Commitments

IRLCs are agreements to lend to a client as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company evaluates each client’s creditworthiness on a case-by-case basis.

The number of days from the date of the IRLC to expiration of fixed and variable rate lock commitments outstanding at March 31, 2025 and December 31, 2024 was 39 days and 41 days, respectively, on average.

The UPB of IRLCs was as follows:

	March 31, 2025		December 31, 2024
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
IRLCs	$12,729,241	$910,048	$6,562,026	$393,175

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Thousands, Except Per Share Amounts or Unless Otherwise Noted)

Commitments to Sell Mortgage Loans

In the ordinary course of business, the Company enters into contracts to sell existing mortgage loans held for sale into the secondary market at specified future dates. The amount of commitments to sell existing loans at March 31, 2025 and December 31, 2024 was $1,240,040 and $1,120, respectively.

Commitments to Sell Loans with Servicing Released

In the ordinary course of business, the Company enters into contracts to sell the MSRs of certain newly originated loans on a servicing released basis. In the event that a forward commitment is not filled and there has been an unfavorable market shift from the date of commitment to the date of settlement, the Company is contractually obligated to pay a pair-off fee on the undelivered balance. There were $377,964 and $162,610 of loans committed to be sold servicing released at March 31, 2025 and December 31, 2024, respectively.

Investor Reserves

The following presents the activity in the investor reserves:

	Three Months Ended March 31,
	2025	2024
Balance at beginning of period	$99,998	$92,389
Provision for investor reserves	3,566	11,651
Realized losses	(2,774)	(8,999)
Balance at end of period	$100,790	$95,041

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

Purchase Commitments

Future purchase commitments include various non-cancelable agreements primarily related to our apps and websites, cloud computing services and certain marketing arrangements. As of March 31, 2025, future purchase commitments primarily span a four year period and aggregate to $450,731 in total.

Escrow Deposits

As a service to its clients, the Company administers escrow deposits representing undisbursed amounts received for payment of property taxes, insurance, funds for title services, principal and interest on loans held for sale. Cash held by the Company for property taxes, insurance and settlement funds for title services was $5,061,424 and $3,915,456 and for principal and interest was $3,914,730 and $3,386,251 at March 31, 2025 and December 31, 2024, respectively. These amounts are not considered assets of the Company and, therefore, are excluded from the Condensed Consolidated Balance Sheets. The Company remains contingently liable for the disposition of these deposits.

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

As of March 31, 2025 and December 31, 2024, we have recorded reserves related to potential damages in connection with legal proceedings of $4,500. The ultimate outcome of these or other actions or proceedings, including any monetary awards against Rocket Companies or one or more of its subsidiaries, is uncertain and there can be no assurance as to the amount of any such potential awards. Rocket Companies and its subsidiaries will incur defense costs and other expenses in connection with these proceedings. Plus, if a judgment for money that exceeds specified thresholds is rendered against Rocket Companies or any of its subsidiaries and it or they fail to timely pay, discharge, bond or obtain a stay of execution of such judgment, it is possible that one or more of the companies could be deemed in default of loan funding facilities and other agreements governing indebtedness. If the final resolution in one or more of these proceedings is unfavorable, it could have a material adverse effect on the business, liquidity, financial condition, cash flows, and results of operations of Rocket Companies.

11. Regulatory Minimum Net Worth, Capital Ratio and Liquidity Requirements

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

Rocket Mortgage is subject to certain minimum net worth, capital ratio and liquidity requirements and risk-based capital ratio established by the Federal Housing Finance Agency (“FHFA”) for Fannie Mae and Freddie Mac (collectively defined as "GSEs") Seller/Servicers and Ginnie Mae (together with GSEs, the "Agencies") for single family issuers. Furthermore, refer to Note 6, Borrowings for additional information regarding compliance with all funding and financing facilities related covenant requirements. As of March 31, 2025 and December 31, 2024, Rocket Mortgage was in compliance with these requirements.

Since Rocket Mortgage’s single-family servicing portfolio exceeds $150 billion in UPB, we are also required to obtain an external primary servicer rating or master servicing rating and long-term senior unsecured or long-term corporate family credit ratings from two different rating agencies. As of March 31, 2025 and December 31, 2024, Rocket Mortgage was in compliance with these requirements.

The most restrictive of these regulatory requirements require the Company to maintain a minimum net worth of approximately $1,500,000, minimum liquidity of approximately $625,000 and minimum capital/leverage ratio and risk-based capital ratio of 6% as of March 31, 2025 and December 31, 2024, respectively. As of March 31, 2025 and December 31, 2024, Rocket Mortgage was in compliance with these requirements.

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

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Thousands, Except Per Share Amounts or Unless Otherwise Noted)
Key operating data for our business segments for the periods ended:

Three Months Ended March 31, 2025	Direct to Consumer	Partner Network	Segments Total	All Other (1)	Total
Revenues
Gain on sale of loans, net	$659,539	$95,796	$755,335	$16,291	$771,626
Interest income	50,356	41,734	92,090	—	92,090
Interest expense on funding facilities	(35,000)	(29,039)	(64,039)	—	(64,039)
Servicing fee income	399,546	—	399,546	1,151	400,697
Changes in fair value of MSRs	(449,185)	—	(449,185)	—	(449,185)
Other income	132,655	5,205	137,860	148,215	286,075
Total U.S. GAAP Revenue, net	757,911	113,696	871,607	165,657	1,037,264
Change in fair value of MSRs due to valuation assumptions (net of hedges)	259,032	—	259,032	—	259,032
Adjusted revenue	1,016,943	113,696	1,130,639	165,657	1,296,296
Salaries, commissions and team member benefits	283,668	46,807	330,475	41,639	372,114
General and administrative expenses	78,361	4,742	83,103	15,866	98,969
Marketing and advertising expenses	212,650	3,051	215,701	59,691	275,392
Other expenses	35,468	2,396	37,864	8,421	46,285
Total Directly attributable expenses	610,147	56,996	667,143	125,617	792,760
Contribution margin	$406,796	$56,700	$463,496	$40,040	$503,536

Three Months Ended March 31, 2024	Direct to Consumer	Partner Network	Segments Total	All Other (1)	Total
Revenues
Gain on sale of loans, net	$540,165	$149,507	$689,672	$9,554	$699,226
Interest income	48,881	40,099	88,980	—	88,980
Interest expense on funding facilities	(28,234)	(23,104)	(51,338)	(105)	(51,443)
Servicing fee income	344,360	—	344,360	1,386	345,746
Changes in fair value of MSRs	56,508	—	56,508	—	56,508
Other income	132,197	3,779	135,976	108,723	244,699
Total U.S. GAAP Revenue, net	1,093,877	170,281	1,264,158	119,558	1,383,716
Change in fair value of MSRs due to valuation assumptions (net of hedges)	(220,471)	—	(220,471)	—	(220,471)
Adjusted revenue	873,406	170,281	1,043,687	119,558	1,163,245
Salaries, commissions and team member benefits	267,016	46,423	313,439	39,330	352,769
General and administrative expenses	77,858	5,423	83,281	8,318	91,599
Marketing and advertising expenses	156,353	2,171	158,524	39,992	198,516
Other expenses	28,576	1,927	30,503	1,453	31,956
Total Directly attributable expenses	529,803	55,944	585,747	89,093	674,840
Contribution margin	$343,603	$114,337	$457,940	$30,465	$488,405

(1)    All Other includes certain intercompany eliminations, as a portion of expense generated through intercompany transactions is allocated to our segments.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Thousands, Except Per Share Amounts or Unless Otherwise Noted)
The following table represents a reconciliation of segment contribution margin to consolidated U.S. GAAP (Loss) income before income taxes for the three months ended:

	Three Months Ended March 31,
	2025	2024
Contribution margin, excluding change in MSRs due to valuation assumptions	$503,536	$488,405
Change in fair value of MSRs due to valuation assumptions (net of hedges)	(259,032)	220,471
Less expenses not allocated to segments:
Salaries, commissions and team member benefits	237,494	188,328
General and administrative expenses	161,847	145,066
Depreciation and amortization	26,910	27,017
Interest and amortization expense on non-funding debt	38,287	38,365
Other expenses	3,069	11,730
(Loss) income before income taxes	$(223,103)	$298,370

13. Non-controlling Interest

The non-controlling interest balance represents the economic interest in Holdings held by our Chairman and RHI. The following table summarizes the ownership of Holdings Units in Holdings as of:

	March 31, 2025		December 31, 2024
	Holdings Units	Ownership Percentage	Holdings Units	Ownership Percentage
Rocket Companies, Inc.’s ownership of Holdings Units	150,150,481	7.51%	146,028,193	7.32%
Holdings Units held by our Chairman	1,101,822	0.06%	1,101,822	0.06%
Holdings Units held by RHI	1,847,777,661	92.43%	1,847,777,661	92.62%
Balance at end of period	1,999,029,964	100.00%	1,994,907,676	100.00%

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

The pending Up-C Collapse will result in the elimination of the redeemable non-controlling interest and an associated increase in the Company's stockholders’ equity due to the consolidation of the Class D common stock and Holdings Units into the newly issued Class L common stock.

14. Share-based Compensation

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

The Company granted approximately 11,200,000 and 10,500,000 RSUs with an estimated future expense of $175,600 and $131,400 during the three months ended March 31, 2025 and 2024, respectively. These awards generally vest semi-annually over a three-year period, subject to the grantee’s employment or service with the Company through each applicable vesting date.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Thousands, Except Per Share Amounts or Unless Otherwise Noted)
Additionally, the Company authorized approximately 1,800,000 and 1,100,000 PSUs at target during the three months ended March 31, 2025 and 2024, respectively, that will vest based on the satisfaction of certain market, performance and service conditions. A portion of the PSUs will cliff vest at the end of a three-year period based on the satisfaction of certain market and service conditions. The fair value of the award is determined based on a Monte Carlo valuation model. The remaining portion of the PSUs will cliff vest at the end of a three-year period based on the satisfaction of certain performance and service conditions. The PSUs authorized in the three months ended March 31, 2024 have performance conditions which will be established by the Company at a future date. The Company has determined that the service inception date precedes the grant date and the fair value of these awards will be remeasured quarterly based on the current period share price until the awards are granted. This portion of the PSUs are not considered contingently issuable and are excluded from the calculation of earnings per share.

The Company has an employee stock purchase plan, referred to as the Team Member Stock Purchase Plan (“TMSPP”), under which eligible team members may direct the Company to withhold up to 15% of their gross pay to purchase shares of common stock at a price equal to 85% of the closing market price on the exercise date. The TMSPP is a liability classified compensatory plan and the Company recognizes compensation expense over the offering period based on the fair value of the purchase discount. The number of shares purchased by team members through the TMSPP were 839,012 and 645,826, during the three months ended March 31, 2025 and 2024, respectively.

Additionally, certain of our subsidiaries have individual compensation plans that include equity awards and stock appreciation rights.

The components of share-based compensation expense included in Salaries, commissions and team member benefits on the Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) is as follows:

	Three Months Ended March 31,
	2025	2024
Rocket Companies, Inc. sponsored plans
Restricted stock units	$36,375	$29,256
Performance stock units	1,438	404
Stock options	—	15
Team Member Stock Purchase Plan	1,544	1,212
Subtotal Rocket Companies, Inc. sponsored plans	$39,357	$30,887

Subsidiary plans	663	110
Total share-based compensation expense	$40,020	$30,997

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

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Thousands, Except Per Share Amounts or Unless Otherwise Noted)
Basic earnings per share of Class A common stock is computed by dividing Net (loss) income attributable to Rocket Companies by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted earnings per share of Class A common stock is computed by dividing Net (loss) income attributable to Rocket Companies by the weighted-average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive securities. There was no Class B common stock outstanding as of March 31, 2025 or 2024. See Note 13, Non-controlling Interest for a description of Paired Interests and their potential impact on Class A and Class B share ownership.

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

The following table sets forth the calculation of the basic and diluted earnings per share for the period:

	Three Months Ended March 31,
	2025	2024
Net (loss) income	$(212,446)	$290,714
Net loss (income) attributable to non-controlling interest	202,063	(274,499)
Net (loss) income attributable to Rocket Companies	$(10,383)	$16,215

Numerator:
Net (loss) income attributable to Class A common shareholders - basic	$(10,383)	$16,215
Add: Reallocation of Net (loss) income attributable to dilutive impact of pro-forma conversion of Class D shares to Class A shares (1)	(157,089)	209,202
Add: Reallocation of Net (loss) income attributable to dilutive impact of share-based compensation awards (2)	(440)	685
Net (loss) income attributable to Class A common shareholders - diluted	$(167,912)	$226,102
Denominator:
Weighted average shares of Class A common stock outstanding - basic	147,717,296	136,991,743
Add: Dilutive impact of conversion of Class D shares to Class A shares	1,848,879,483	1,848,879,483
Add: Dilutive impact of share-based compensation awards (3)	5,339,600	6,111,454
Weighted average shares of Class A common stock outstanding - diluted	2,001,936,379	1,991,982,680

(Loss) earnings per share of Class A common stock outstanding - basic	$(0.07)	$0.12
(Loss) earnings per share of Class A common stock outstanding - diluted	$(0.08)	$0.11

(1)    Net (loss) income is calculated using the estimated annual effective tax rate of Rocket Companies, Inc.

(2)     Reallocation of Net (loss) income attributable to dilutive impact of share-based compensation awards for the three months ended March 31, 2025 and 2024 comprised of $(434) and $672 related to RSUs, zero and $7 related to PSUs, $(1) and $1 related to stock options and $(5) and $5 related to TMSPP, respectively.

(3)    Dilutive impact of share-based compensation awards for the three months ended March 31, 2025 and 2024 comprised of 5,272,777 and 5,991,171 related to RSUs, zero and 63,150 related to PSUs, 6,230 and 11,125 related to stock options and 60,593 and 46,008 related to TMSPP, respectively.

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

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Thousands, Except Per Share Amounts or Unless Otherwise Noted)
RSUs excluded from the computation for the three months ended March 31, 2025 and 2024 were 12,610,220 and 9,586,319, respectively. PSUs excluded from the computation for the three months ended March 31, 2025 and 2024 were 411,609 and zero, respectively. Stock options excluded from the computation for the three months ended March 31, 2025 and 2024 were 14,188,594 and 16,415,699, respectively.

For the three months ended March 31, 2025, 1,848,879,483 Holdings Units were outstanding, together with a corresponding number of shares of our Class D common stock, which were exchangeable, at our option, for shares of our Class A common stock or cash from a substantially concurrent public offering or private sale (based on the price of our Class A common stock in such public offering or private sale). After evaluating the potential dilutive effect under the if-converted method, the outstanding Holdings Units for the assumed exchange of non-controlling interests were determined to be dilutive and thus were included in the computation of diluted earnings per share. The Holding Units were dilutive for the three months ended March 31, 2025 and 2024 and therefore included in the earnings per share calculation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by reference to, our unaudited condensed consolidated financial statements and the related notes and other information included elsewhere in this Quarterly Report on Form 10-Q (the “Form 10-Q”) and our audited consolidated financial statements included in our Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”). This discussion and analysis contains forward-looking statements that involve risks and uncertainties which could cause our actual results to differ materially from those anticipated in these forward-looking statements, including, but not limited to, risks and uncertainties discussed under the heading “Special Note Regarding Forward-Looking Statements,” and in Part I. Item 1A. “Risk Factors” in our Form 10-K and elsewhere in this Form 10-Q.

Special Note Regarding Forward-Looking Statements

This Form 10-Q contains forward-looking statements, which involve risks and uncertainties. These forward-looking statements are generally identified by the use of forward-looking terminology, including the terms “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would” and, in each case, their negative or other various or comparable terminology. All statements other than statements of historical facts contained in this Form 10-Q, including statements regarding the Up-C Collapse, the Redfin Acquisition, the Mr. Cooper Acquisition, our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth are forward-looking statements. As you read this Form 10-Q, you should understand that these statements are not guarantees of performance or results. They involve known and unknown risks, uncertainties and assumptions, including those described under the heading “Risk Factors” in this Form 10-Q. Although we believe that these forward-looking statements are based upon reasonable assumptions, you should be aware that many factors, including those described under the heading “Risk Factors” in this Form 10-Q, could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements.

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

Recent Developments
Business Trends

From January to March 2025, inflation remained above the Federal Reserve’s 2% target, in the range of 2.7% to 2.8%. As a result, the Federal Reserve held the federal funds rate steady at 4.25% to 4.50%, following its December 2024 rate cut. During this period, the 30-year fixed-rate mortgage declined from 6.91% to 6.65%, providing some home affordability relief and spurring refinance activity. However, housing affordability remains a key challenge to prospective homebuyers, and limited housing inventory, macro uncertainty, and rate volatility continued to weigh on housing and mortgage activity industry wide.

Up-C Collapse and Pending Acquisitions

On March 9, 2025, we entered into an agreement to simplify our organizational and capital structure by collapsing our Up-C structure. Additionally, on March 9, 2025, we entered into an agreement to purchase Redfin in an all-stock transaction. On March 31, 2025, we entered into an agreement to purchase Mr. Cooper in an all-stock transaction. The integration planning continues to proceed as expected. We expect these transactions will be completed in 2025, subject to regulatory approval and the satisfaction of other customary closing conditions set forth in the transaction agreements. Refer to Note 1, Business, Basis of Presentation and Accounting Policies and Note 2, Pending Acquisitions to our consolidated financial statements included in this Form 10-Q.

Three months ended March 31, 2025 summary

We originated $21.6 billion in residential mortgage loans, an increase of $1.4 billion, or 7%, compared to $20.2 billion in 2024. Our Net loss for the period was $212.4 million, a decrease of $503.2 million, compared to Net income of $290.7 million in 2024. We generated Adjusted EBITDA of $169.0 million, a decrease of $5.3 million, compared to Adjusted EBITDA of $174.3 million in 2024. For more information on Adjusted EBITDA, please see “Non-GAAP Financial Measures” below.

Non-GAAP Financial Measures

To provide investors with information in addition to our results as determined by GAAP, we disclose Adjusted revenue, Adjusted net income, Adjusted diluted earnings per share and Adjusted EBITDA (collectively “our non-GAAP financial measures”) as non-GAAP measures which management believes provide useful information to investors. We believe that the presentation of our non-GAAP financial measures provides useful information to investors regarding our results of operations because each measure assists both investors and management in analyzing and benchmarking the performance and value of our business. Our non-GAAP financial measures are not calculated in accordance with GAAP and should not be considered as a substitute for revenue, net income (loss), or any other operating performance measure calculated in accordance with GAAP. Other companies may define our non-GAAP financial measures differently, and as a result, our measures of our non-GAAP financial measures may not be directly comparable to those of other companies. Our non-GAAP financial measures provide indicators of performance that are not affected by fluctuations in certain costs or other items. Accordingly, management believes that these measurements are useful for comparing general operating performance from period to period, and management relies on these measures for planning and forecasting of future periods. Additionally, these measures allow management to compare our results with those of other companies that have different financing and capital structures.

We define “Adjusted revenue” as total revenues net of the change in fair value of mortgage servicing rights (“MSRs”) due to valuation assumptions (net of hedges). We define “Adjusted net income” as tax-effected net income (loss) before share-based compensation expense, the change in fair value of MSRs due to valuation assumptions (net of hedges), acquisition-related expenses and the tax effects of those adjustments as applicable. We define “Adjusted diluted earnings (loss) per share” as Adjusted net income divided by the adjusted diluted weighted average shares outstanding which includes diluted weighted average Class A common stock and the assumed pro forma exchange and conversion of Class D common stock outstanding for the applicable period presented. We define “Adjusted EBITDA” as net income (loss) before interest and amortization expense on non-funding debt, (benefit from) provision for income taxes, depreciation and amortization, share-based compensation expense, change in fair value of MSRs due to valuation assumptions (net of hedges) and acquisition-related expenses.

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

Reconciliation of Adjusted Revenue to Total Revenue, net

	Three Months Ended March 31,
($ in thousands)	2025	2024
Total revenue, net	$1,037,264	$1,383,716
Change in fair value of MSRs due to valuation assumptions (net of hedges) (1)	259,032	(220,471)
Adjusted revenue	$1,296,296	$1,163,245

(1)    Reflects changes in market interest rates and assumptions, including discount rates and prepayment speeds, and the effects of contractual prepayment protection associated with sales or purchases of MSRs.

Reconciliation of Adjusted net income to Net (loss) income attributable to Rocket Companies

	Three Months Ended March 31,
($ in thousands)	2025	2024
Net (loss) income attributable to Rocket Companies	$(10,383)	$16,215
Net (loss) income impact from pro forma conversion of Class D common shares to Class A common shares (1)	(201,842)	274,831
Adjustment to the benefit from (provision for) income tax (2)	43,548	(65,227)
Tax-effected net (loss) income (2)	$(168,677)	$225,819
Share-based compensation expense	40,020	30,997
Change in fair value of MSRs due to valuation assumptions (net of hedges) (3)	259,032	(220,471)
Acquisition-related expenses (4)	27,820	—
Tax impact of adjustments (5)	(79,495)	46,232
Other tax adjustments (6)	981	980
Adjusted net income	$79,681	$83,557

(1)    Reflects net income (loss) to Class A common stock from pro forma exchange and conversion of corresponding shares of our Class D common shares held by non-controlling interest holders as of March 31, 2025 and 2024.

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

	Three Months Ended March 31,
	2025	2024
Net (loss) income attributable to Rocket Companies	$(10,383)	$16,215
Net (loss) income impact from pro forma conversion of Class D common shares to Class A common shares	(201,842)	274,831
(Benefit from) provision for income taxes	(10,657)	7,656
Adjusted (loss) income before income taxes	(222,882)	298,702
Effective income tax rate for adjusted net (loss) income	24.32%	24.40%
Adjusted (benefit from) provision for income taxes	(54,205)	72,883
(Benefit from) provision for income taxes	(10,657)	7,656
Adjustment to the benefit from (provision for) income tax	$43,548	$(65,227)

	Three Months Ended March 31,
	2025	2024
Statutory U.S. Federal income tax rate	21.00%	21.00%
Canadian taxes	0.01	0.01
State and local income taxes, net of federal benefit	3.31	3.39
Effective income tax rate for adjusted net (loss) income	24.32%	24.40%

(3)    Reflects changes in market interest rates and assumptions, including discount rates and prepayment speeds and the effects of contractual prepayment protection associated with sales or purchases of MSRs.

(4)    Includes non-recurring expenses related to the pending acquisitions and the Up-C Collapse.

(5)    Tax impact of adjustments gives effect to the income tax related to share-based compensation expense, the change in fair value of MSRs due to valuation assumptions and acquisition-related expenses, at the effective tax rates for each quarter.

(6)    Represents tax benefits due to the amortization of intangible assets and other tax attributes resulting from the purchase of Holdings units, net of payment obligations under Tax Receivable Agreement.

Reconciliation of Adjusted Diluted Weighted Average Shares Outstanding to Diluted Weighted Average Shares Outstanding

	Three Months Ended March 31,
($ in thousands, except shares and per share)	2025	2024
Diluted weighted average Class A Common shares outstanding	2,001,936,379	1,991,982,680
Assumed pro forma conversion of Class D shares (1)	—	—
Adjusted diluted weighted average shares outstanding	2,001,936,379	1,991,982,680

Adjusted net income	$79,681	$83,557
Adjusted diluted earnings per share	$0.04	$0.04

(1)    Reflects the pro forma exchange and conversion of anti-dilutive Class D common stock to Class A common stock. For the three months ended March 31, 2025 and 2024, Class D common shares were dilutive and are included in the Diluted weighted average Class A common shares outstanding in the table above.

Reconciliation of Adjusted EBITDA to Net (loss) income

	Three Months Ended March 31,
($ in thousands)	2025	2024
Net (loss) income	$(212,446)	$290,714
Interest and amortization expense on non-funding debt	38,287	38,365
(Benefit from) provision for income taxes	(10,657)	7,656
Depreciation and amortization	26,910	27,017
Share-based compensation expense	40,020	30,997
Change in fair value of MSRs due to valuation assumptions (net of hedges) (1)	259,032	(220,471)
Acquisition-related expenses (2)	27,820	—
Adjusted EBITDA	$168,966	$174,278

(1)    Reflects changes in market interest rates and assumptions, including discount rates and prepayment speeds, and the effects of contractual prepayment protection associated with sales or purchases of MSRs.

(2)    Includes non-recurring expenses related to the pending acquisitions and the Up-C Collapse.

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

The following summarizes key performance indicators of the business:

	Three Months Ended March 31,
(Units and $ in thousands)	2025	2024
Rocket Mortgage
Loan Production Data
Closed loan origination volume	$21,584,355	$20,205,236
Direct to Consumer origination volume	$11,799,553	$11,109,157
Partner Network origination volume	$9,784,802	$9,096,079
Gain on sale margin (1)	2.89%	3.11%

	March 31,
	2025	2024
Servicing Portfolio Data
Total serviced UPB (includes subserviced)	$600,387,274	$510,697,615
MSRs UPB of loans serviced	$523,418,041	$468,544,964
UPB of loans subserviced and temporarily serviced	$76,969,233	$42,152,651
Total loans serviced (includes subserviced)	2,796.7	2,474.5
Number of MSRs loans serviced	2,598.1	2,373.6
Number of loans subserviced and temporarily serviced	198.6	100.9
MSR fair value multiple (2)	4.95	5.11
Total serviced MSR delinquency rate (60+)	1.34%	1.17%
Net client retention rate (trailing twelve months) (3)	97%	96%

	Three Months Ended March 31,
	2025	2024
Select Other Rocket Companies
Rocket Close closings (units)	51.6	45.4
Rocket Money paying subscribers, at period end	4,490.0	3,470.7
Rocket Loans closed (units)	14.5	9.7
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

(2)    MSR fair market value multiple is a metric used to determine the relative value of the MSR asset in relation to the annualized retained servicing fee, which is the cash that the holder of the MSR asset would receive from the portfolio as of such date. It is calculated as the quotient of (a) the MSR fair market value as of a specified date divided by (b) the weighted average annualized retained servicing fee for our MSR portfolio as of such date. The weighted average annualized retained servicing fee for our MSR portfolio was 0.28% as of March 31, 2025 and 2024. The vast majority of our portfolio consists of originated MSRs and consequently, the impact of purchased MSRs does not have a material impact on our weighted average service fee.

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

Loan servicing (loss) income, net
Loan servicing (loss) income, net includes Servicing fee income and Change in fair value of MSRs. Servicing fee income consists of the contractual fees earned for servicing the loans and includes ancillary revenue such as late fees and modification incentives. Servicing fee income is recorded to income as earned, which is upon collection of payments from borrowers. We have elected to subsequently measure the MSRs at fair value on a recurring basis. Changes in fair value of MSRs primarily due to the realization of expected cash flows and/or changes in valuation inputs and estimates, are recognized in current period earnings.

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

Tax Receivable Agreement

Refer to Note 8, Income Taxes for more information on Tax Receivable Agreement.

Share-based compensation

Share-based compensation is comprised of both equity and liability awards and is measured and expensed accordingly under Accounting Standards Codification (“ASC”) 718 Compensation - Stock Compensation. As indicated above, share-based compensation expense is included as part of salaries, commissions and team member benefits.

Non-controlling Interest

We are the sole managing member of Holdings and consolidate the financial results of Holdings. Therefore, we report a non-controlling interest based on the Holdings Units of Holdings held by our Chairman and RHI on our Condensed Consolidated Balance Sheets. Income or loss is attributed to the non-controlling interests based on the weighted average Holdings Units outstanding during the period and is presented on the Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss). Refer to Note 13, Non-controlling Interest for more information on non-controlling interests.

Results of Operations for the Three Months Ended March 31, 2025 and 2024
Summary of Operations

Condensed Statement of Operations Data	Three Months Ended March 31,
($ in thousands)	2025	2024
Revenue
Gain on sale of loans, net	$771,626	$699,226
Servicing fee income	400,697	345,746
Change in fair value of MSRs	(449,185)	56,508
Interest income, net	28,051	37,537
Other income	286,075	244,699
Total revenue, net	$1,037,264	$1,383,716
Expenses
Salaries, commissions and team member benefits	609,608	541,096
General and administrative expenses	260,815	236,665
Marketing and advertising expenses	275,623	206,296
Interest and amortization expense on non-funding-debt	38,287	38,365
Other expenses	76,034	62,924
Total expenses	$1,260,367	$1,085,346
(Loss) income before income taxes	(223,103)	298,370
Benefit from (provision for) income taxes	10,657	(7,656)
Net (loss) income	(212,446)	290,714
Net loss (income) attributable to non-controlling interest	202,063	(274,499)
Net (loss) income attributable to Rocket Companies	$(10,383)	$16,215
Gain on sale of loans, net

The components of Gain on sale of loans, net for the periods presented were as follows:

	Three Months Ended March 31,
($ in thousands)	2025	2024
Net gain on sale of loans (1)	$350,788	$329,014
Fair value of originated MSRs	264,427	222,797
Provision for investor reserves	(3,566)	(11,651)
Fair value adjustment on loans held for sale and IRLCs	299,071	88,739
Revaluation from forward commitments economically hedging loans held for sale and IRLCs	(139,094)	70,327
Gain on sale of loans, net	$771,626	$699,226

(1) Net gain on sale of loans represents the premium received in excess of the UPB, plus net origination fees.

The table below provides details of the characteristics of our mortgage loan production for each of the periods presented:

	Three Months Ended March 31,
($ in thousands)	2025	2024
Closed loan origination volume by type:
Conventional Conforming	$12,532,190	$11,597,603
FHA/VA	5,606,736	6,242,313
Non-Agency	3,445,430	2,365,320
Total mortgage closed loan origination volume	$21,584,355	$20,205,236
Portfolio metrics:
Average loan amount	$270	$265
Weighted average loan-to-value ratio	71.18%	73.33%
Weighted average credit score	738	734
Weighted average loan rate	6.80%	6.68%
Percentage of loans sold:
To GSEs and government	79.98%	85.12%
To other counterparties	20.02%	14.88%
Servicing-retained	95.43%	93.94%
Servicing-released	4.57%	6.06%

Net rate lock volume (1)	$26,116,535	$22,361,933
Gain on sale margin (2)	2.89%	3.11%

(1)    Net rate lock volume includes the UPB of loans subject to IRLCs, net of the pull-through factor as described in the “Description of Certain Components of Financial Data” section of our most recently filed Form 10-K.
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

Three months ended March 31, 2025 summary

Gain on sale of loans, net was $771.6 million, an increase of $72.4 million, or 10%, compared to $699.2 million in 2024.

Net gain on sale of loans, Fair value adjustment on loans held for sale and IRLCs, and Revaluation from forward commitments economically hedging loans held for sale and IRLCs was $510.8 million, an increase of $22.7 million, or 5%, compared to $488.1 million in 2024. This change was driven by a 17% increase in net rate lock volume, partially offset by a 7% decrease in gain on sale margin.

The Fair value of originated MSRs was $264.4 million, an increase of $41.6 million, or 19%, compared to $222.8 million in 2024, driven by an increase in sold loan volume of $3.7 billion, or 21.9%.

The Investor reserves liability balance was relatively flat in the current and prior period. The $8.1 million reduction in
Provision for investor reserves expense was primarily due to a decrease in losses on repurchased loans in the current period, compared to 2024.

Loan servicing (loss) income, net
For the periods presented, Loan servicing (loss) income, net consisted of the following:

	Three Months Ended March 31,
($ in thousands)	2025	2024
Retained servicing fee	$380,807	$330,696
Subservicing income	3,760	2,199
Ancillary income	16,130	12,851
Servicing fee income	400,697	345,746
Change in valuation model inputs or assumptions (1)	(260,784)	226,821
Change in fair value of MSR hedge	1,752	(6,350)
Collection / realization of cash flows (1)	(190,153)	(163,963)
Change in fair value of MSRs	(449,185)	56,508
Loan servicing (loss) income, net	$(48,488)	$402,254

(1)    Includes the effect of contractual prepayment protection resulting from sales or purchases of MSRs.

	March 31,
($ in thousands)	2025	2024
MSR UPB of loans serviced	$523,418,041	$468,544,964
Number of MSR loans serviced	2,598,101	2,373,612
UPB of loans subserviced and temporarily serviced	$76,969,233	$42,152,651
Number of loans subserviced and temporarily serviced	198,595	100,895
Total serviced UPB	$600,387,274	$510,697,615
Total loans serviced	2,796,696	2,474,507
MSR fair value	$7,349,978	$6,691,341
Total serviced delinquency count (60+) as % of total	1.34%	1.17%
Weighted average credit score	733	733
Weighted average LTV	72.00%	71.39%
Weighted average loan rate	4.32%	3.80%
Weighted average service fee	0.28%	0.28%

Three months ended March 31, 2025 summary

Loan servicing loss, net was $48.5 million, a decrease of $450.7 million, compared to $402.3 million loan servicing income, net in 2024, primarily due to the $487.6 million decrease in Change in valuation model inputs or assumptions. In 2025, the Change in valuation model inputs or assumptions was a $260.8 million decrease, compared to an increase of $226.8 million in 2024. This change was driven by a decrease in interest rates during the first quarter of 2025, compared to an increase in interest rates during the same period in 2024. Additionally, the change in Servicing fee income and Collection / realization of cash flows was primarily driven by an increase in the average portfolio size during 2025.

Interest income, net

The components of Interest income, net for the periods presented were as follows:

	Three Months Ended March 31,
($ in thousands)	2025	2024
Interest income	$92,090	$88,980
Interest expense on funding facilities	(64,039)	(51,443)
Interest income, net	$28,051	$37,537

Three months ended March 31, 2025 summary

Interest income, net was $28.1 million, a decrease of $9.5 million, or 25%, compared to $37.5 million in 2024. Interest income, net in 2025 benefited from higher mortgage loan origination volume, but was offset by higher interest expense from increased utilization of funding facilities.

Other income

	Three Months Ended March 31,
($ in thousands)	2025	2024
Rocket Money revenue	$96,462	$68,207
Deposit income	88,993	82,435
Rocket Close revenue	66,618	65,381
Rocket Loans revenue	14,822	7,654
Rocket Homes revenue	10,302	10,968
Other (1)	8,878	10,054
Total other income	$286,075	$244,699

(1) Other consists of additional subsidiary and miscellaneous revenue.

Three months ended March 31, 2025 summary

Other income was $286.1 million, an increase of $41.4 million, or 17%, compared to $244.7 million in 2024, driven by a $28.3 million, or 41%, increase in Rocket Money revenue associated with growth in paying subscribers.

Expenses

Expenses for the periods presented were as follows:

	Three Months Ended March 31,
($ in thousands)	2025	2024
Salaries, commissions and team member benefits	$609,608	$541,096
General and administrative expenses	260,815	236,665
Marketing and advertising expenses	275,623	206,296
Interest and amortization expense on non-funding debt	38,287	38,365
Other expenses	76,034	62,924
Total expenses	$1,260,367	$1,085,346

Three months ended March 31, 2025 summary

Total expenses during the period were $1.3 billion, an increase of $175.0 million, or 16%, compared to 2024. Marketing and advertising expenses were $275.6 million, an increase of $69.3 million, or 34%, compared to $206.3 million, primarily driven by the launch of our unified Rocket brand restage. Salaries, commissions and team member benefits were $609.6 million, an increase of $68.5 million, or 13%, compared to $541.1 million, largely due to an increase in origination volume. General and administrative expenses were $260.8 million, an increase of $24.2 million, or 10%, compared to $236.7 million in 2024, driven by acquisition-related expenses.

Summary results by segment for the Three Months Ended March 31, 2025 and 2024

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

We measure the performance of the segments primarily on a contribution margin basis. Contribution margin is intended to measure the direct profitability of each segment and is calculated as Adjusted revenue less directly attributable expenses. Adjusted revenue is a non-GAAP financial measure described above. Directly attributable expenses include Salaries, commissions and team member benefits, General and administrative expenses, Marketing and advertising expenses and Other expenses, such as mortgage servicing related expenses and expenses generated from Rocket Close (title and settlement services). For segments, we measure gain on sale margin of sold loans and refer to this metric as ‘sold loan gain on sale margin’. A loan is considered sold when it is sold to investors on the secondary market. Sold loan gain on sale margin reflects the gain on sale revenue of loans sold into the secondary market divided by the sold loan volume for the period. By contrast, ‘gain on sale margin’, which we reference outside of the segment discussion, measures the gain on sale revenue, net divided by net rate lock volume for the period. See below for our overview and discussion of segment results for the three months ended March 31, 2025 and 2024. For additional discussion, see Note 12, Segments of the notes to the unaudited condensed consolidated financial statements of this Form 10-Q.

Direct to Consumer Results

	Three Months Ended March 31,
($ in thousands)	2025	2024
Sold loan volume	$11,302,927	$9,048,967
Sold loan gain on sale margin	4.65%	4.26%
Revenue
Gain on sale of loans, net	$659,539	$540,165
Interest income	50,356	48,881
Interest expense on funding facilities	(35,000)	(28,234)
Service fee income	399,546	344,360
Change in fair value of MSRs	(449,185)	56,508
Other income	132,655	132,197
Total revenue, net	$757,911	$1,093,877
Change in fair value of MSRs due to valuation assumptions (net of hedges)	259,032	(220,471)
Adjusted revenue	$1,016,943	$873,406
Salaries, commissions and team member benefits	283,668	267,016
General and administrative expenses	78,361	77,858
Marketing and advertising expenses	212,650	156,353
Other expenses	35,468	28,576
Less: Directly attributable expenses	610,147	529,803
Contribution margin	$406,796	$343,603

Three months ended March 31, 2025 summary

Direct to Consumer Adjusted revenue was $1.0 billion, an increase of $143.5 million, or 16%, compared to $873.4 million in 2024, driven by Gain on sale of loans, net and Service fee income. Gain on sale of loans, net increased $119.4 million, or 22%, due to an increase in net rate lock volume during the current period. Service fee income increased $55.2 million, or 16%, due to an increase in the average portfolio size during 2025.

Direct to Consumer Directly attributable expenses were $610.1 million, an increase of $80.3 million, or 15%, compared to $529.8 million in 2024, primarily due to an increase in Marketing and advertising expenses, driven by the launch of our unified Rocket brand restage, as well as other variable costs associated with higher origination volume.

Direct to Consumer Contribution margin was $406.8 million, an increase of $63.2 million, or 18%, compared to $343.6 million in 2024. The increase in Contribution margin was primarily driven by an increase in Adjusted revenue, partially offset by higher Directly attributable expenses, as described above.

Partner Network Results

	Three Months Ended March 31,
($ in thousands)	2025	2024
Sold loan volume	$9,203,270	$7,767,998
Sold loan gain on sale margin	1.39%	1.55%
Revenue
Gain on sale of loans, net	$95,796	$149,507
Interest income	41,734	40,099
Interest expense on funding facilities	(29,039)	(23,104)
Other income	5,205	3,779
Total revenue, net	$113,696	$170,281
Change in fair value of MSRs due to valuation assumptions (net of hedges)	—	—
Adjusted revenue	$113,696	$170,281
Salaries, commissions and team member benefits	46,807	46,423
General and administrative expenses	4,742	5,423
Marketing and advertising expenses	3,051	2,171
Other expenses	2,396	1,927
Less: Directly attributable expenses	56,996	55,944
Contribution margin	$56,700	$114,337

Three months ended March 31, 2025 summary

Partner Network Adjusted revenue was $113.7 million, a decrease of $56.6 million, or 33%, compared to $170.3 million for in 2024, primarily driven by Gain on sale of loans, net. Gain on sale of loans, net decreased $53.7 million, or 36%, due to lower gain on sale margin, partially offset by higher net rate lock volume during the current period.

Partner Network Directly attributable expenses were $57.0 million, an increase of $1.1 million, or 2%, compared to $55.9 million in 2024, primarily driven by an increase in Marketing and advertising expenses during the period.

Partner Network Contribution margin was $56.7 million, a decrease of $57.6 million, or 50%, compared to $114.3 million in 2024. The decrease in Contribution margin was primarily driven by a decrease in Gain on sale of loans, net, as described above.

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

As discussed in Note 6, Borrowings, of the notes to the unaudited condensed consolidated financial statements, as of March 31, 2025, we had 17 different funding facilities and financing facilities in different amounts and with various maturities together with the Senior Notes. At March 31, 2025, the aggregate available amount under our facilities was $25.1 billion, with combined outstanding balances of $7.7 billion and unutilized capacity of $17.4 billion.

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

We remain in a strong liquidity position, with total liquidity of $8.1 billion as of March 31, 2025, which includes $1.4 billion of cash and cash equivalents, $1.5 billion of corporate cash used to self-fund loan originations, a portion of which could be transferred to funding facilities (warehouse lines) at our discretion, $3.2 billion of undrawn lines of credit from financing facilities, and $2.0 billion of undrawn MSR lines. Margin cash held on behalf of counterparties is recorded in Cash and cash equivalents, and the related liability is classified in Other liabilities in the Condensed Consolidated Balance Sheets. Margin cash pledged to counterparties is excluded from Cash and cash equivalents and instead recorded in Other assets, as a receivable, in the Condensed Consolidated Balance Sheets. We believe that our available cash, as well as the sources of liquidity described above, provide adequate resources to fund our anticipated ongoing operational and capital needs.

Our funding facilities, early buy out facilities, MSRs facilities and unsecured lines of credit also generally require us to comply with certain operating and financial covenants and the availability of funds under these facilities is subject to, among other conditions, our continued compliance with these covenants. These financial covenants include, but are not limited to, maintaining (1) a certain minimum tangible net worth, (2) minimum liquidity, (3) a maximum ratio of total liabilities or total debt to tangible net worth and (4) pre-tax net income requirements. A breach of these covenants can result in an event of default under these facilities and as such allows the lenders to pursue certain remedies. In addition, each of these facilities, as well as our unsecured lines of credit, includes cross default or cross acceleration provisions that could result in all facilities terminating if an event of default or acceleration of maturity occurs under any facility. We were in compliance with all covenants as of March 31, 2025 and December 31, 2024.

March 31, 2025 compared to March 31, 2024

Cash Flows

Our Cash and cash equivalents and Restricted cash were $1.4 billion as of March 31, 2025, an increase of $535.2 million, or 60%, compared to $893.4 million as of March 31, 2024. The increase was primarily driven by less corporate cash used to self-fund loan originations, partially offset by the increase in MSR purchases during the period.

Equity

Equity was $8.6 billion as of March 31, 2025, a decrease of $25.8 million, or 0.3%, compared to $8.6 billion as of March 31, 2024. The decrease was primarily a result of special dividends to Class A shareholders, net of forfeitures of $144.8 million and distributions during the period of $126.5 million. This change was partially offset by share-based compensation expense of $148.5 million and net income of $132.7 million during the period.
Distributions
During the three months ended March 31, 2025 and 2024, the Company did not pay any material dividend or tax distributions. Except for tax distributions, these distributions are at the discretion of our board of directors.

In connection with the Up-C Collapse transaction defined in Note 1 Business, Basis of Presentation and Accounting Policies in this Form 10Q, our board of directors authorized and declared a cash dividend (the “2025 Special Dividend”) on March 10, 2025 of $0.80 per share to the holders of our Class A common stock. The 2025 Special Dividend was paid on April 3, 2025 to holders of the Class A common stock of record as of the close of business on March 20, 2025.

Contractual Obligations, Commercial Commitments and Other Contingencies

There were no material changes outside the ordinary course of business to our outstanding contractual obligations as of March 31, 2025 from information and amounts previously disclosed as of December 31, 2024 in our Annual Report on Form 10-K under the caption “Contractual Obligations, Commercial Commitments and Other Contingencies”. Refer to Notes 6, Borrowings and 10, Commitments, Contingencies and Guarantees, of the notes to the condensed consolidated financial statements for further discussion of contractual obligations, commercial commitments and other contingencies, including legal contingencies.

New Accounting Pronouncements Not Yet Effective
See Note 1, Business, Basis of Presentation and Accounting Policies of the notes to the unaudited condensed consolidated financial statements for details of recently issued accounting pronouncements and their expected impact on our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the Company's exposure to market risks since what was disclosed in the Company's December 31, 2024 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of March 31, 2025, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of business, we may be involved in various pending or threatened legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon our financial condition and/or results of operations. However, in the opinion of our management, matters pending or threatened against us are not expected to have a material adverse effect on our business, financial condition and results of operations. Refer to Note 10 Commitments, Contingencies and Guarantees, to the condensed consolidated financial statements under the heading Legal included in this Quarterly Report on Form 10-Q for legal proceedings and related matters.

Item 1A. Risk Factors

There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. We included a detailed discussion of our risk factors in “Part I - Item 1A. - Risk Factors” of our 2024 Form 10-K. Other than the additional risk factors noted below, our risk factors have not changed significantly from those disclosed in our 2024 Form 10-K. These risk factors should be read carefully in connection with evaluating our business and in connection with the forward-looking statements and other information contained in this Quarterly Report on Form 10-Q. Any of the risks described in our 2024 Form 10-K could materially affect our business, condensed consolidated financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. The risk factors described in our 2024 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may materially adversely affect our business, condensed consolidated financial condition and/or future results.

Risks Related to the Up-C Collapse

We may not obtain the expected benefits of the Up-C Collapse, and the costs and detriments may significantly exceed any benefits actually obtained.

We believe that the simplification of our organizational structure, and providing that each class of common stock of the Company will be entitled to one vote per share, will provide various benefits to the Company and its stockholders, including, among other things, by improving the Company’s ability to use its common stock as acquisition currency in acquisition transactions, creating a clearer corporate profile and enhancing equity liquidity. The expected benefits, however, may not materialize in part or in full, or the detriments may significantly outweigh the benefits that do materialize, due to an overestimation of such expected benefits or underestimation of detriments by management and factors that are unrelated to the Up-C Collapse or outside of our control, such as market conditions, changes in our revenue or expenses that offset such expected benefits or other circumstances that prevent us from taking advantage of the new attributes that we expect the Up-C Collapse will afford us. In addition, we may not fully realize such benefits within the time frame we expect following the consummation of the Up-C Collapse, and may not do so at all, and we may incur costs and detriments of the Up-C Collapse significantly in excess of the actual benefits.

In addition, the Transaction Agreement contains certain termination rights, including, among others, the right of the parties to terminate the Transaction Agreement if the mergers by which the Company will acquire RHI (collectively, the “Mergers”) pursuant to the Transaction Agreement have not been consummated on or prior to December 9, 2025. If the Transaction Agreement is terminated prior to completion of the Up-C Collapse, or if the parties otherwise abandon the Up-C Collapse, then the Company will have incurred significant transaction costs and the pursuit of the Up-C Collapse will have resulted in the distraction of the Company’s management from ongoing business operations and other opportunities that could have been beneficial to the Company, without realizing the expected benefits of the Up-C Collapse.

Delay in completing the Up-C Collapse could negatively impact the market price of shares of the Class A common stock and financial results of our business.

The obligation of the parties to complete the Up-C Collapse is subject to certain closing conditions, including, but not limited to, (i) the adoption of the amended and restated certificate of incorporation (the “Charter Amendment”) by the requisite approval of the Company’s stockholders (which was satisfied by the execution of the Written Consent, (ii) the absence of any governmental injunction or order prohibiting the consummation of (x) any of the Mergers or (y) the contribution and transfer to the Company by Mr. Gilbert of partnership units (the “Holdings LP Units”) of Rocket Merger Limited Partnership (“Holdings LP”), a Michigan limited partnership and an indirect subsidiary of the Company, and shares of Class D common stock held by Mr. Gilbert for the issuance to Mr. Gilbert of a number of fully paid and nonassessable shares of Class L common stock on a one-to-one basis (the “DG Exchange”) contemplated by the Transaction Agreement, (iii) at least 20 business days elapsing since the Company mailed the information statement relating to the Up-C Collapse to its stockholders, (iv) the absence of any change in applicable law or fact that will cause the Mergers, taken together, to fail to qualify as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code (the “Code”), (v) the accuracy of each party’s respective representations and warranties, generally subject to materiality qualifiers, (vi) the performance by the parties of their respective obligations under the Transaction Agreement in all material respects and (vii) the completion of the internal reorganization by RHI.

Any of these factors or others could delay the completion of the Up-C Collapse, which may in turn negatively affect our business and impact the market price of shares of the Class A common stock if such delay is not promptly remedied, or cause us to incur significant transaction, opportunity and other costs that may make it more difficult to realize the expected benefits of the Up-C Collapse. In addition, both the Redfin Acquisition and the Mr. Cooper Acquisition (the Redfin Acquisition and the Mr. Cooper Acquisition, together, the “acquisitions”) are conditioned on the consummation of the Up-C Collapse, and accordingly, a delay in the completion of the Up-C Collapse could result in a delay in the consummation of the Redfin Acquisition or the Mr. Cooper Acquisition.

Members of our management and our board of directors have interests in the Up-C Collapse that are different from, or in addition to, those of holders of shares of Class A common stock.

Holders of Class A common stock should recognize that members of our management and our board of directors may have interests in the Up-C Collapse that differ from, or are in addition to, their interests as holders of Class A common stock.

We are a holding company and our principal asset will be our equity interests in Holdings LP, and accordingly we will be dependent upon distributions from Holdings LP to pay taxes and other expenses.

We are a holding company and our principal asset is our ownership of Holdings LLC and, after the Up-C Collapse, will be our indirect ownership of Holdings LP. We have no independent means of generating revenue. As the sole member of Merger Sub 2, which will be the general partner of Holdings LP, we intend to cause Holdings LP to make distributions to us in amounts sufficient to cover any payments we are obligated to make under the Tax Receivable Agreement, dated as of August 5, 2020, by and among the Company, RHI and Mr. Gilbert (the “Tax Receivable Agreement”) for exchanges that have already occurred and other costs or expenses. However, certain laws and regulations may result in restrictions on Holdings LP’s ability to make distributions to us or the ability of Holdings LP’s subsidiaries to make distributions to it. To the extent that we need funds, and Holdings LP or its subsidiaries are restricted from making such distributions, we may not be able to obtain such funds on terms acceptable to us or at all and as a result could suffer an adverse effect on our liquidity and financial condition.

We may be required to pay RHI, RHI II and Mr. Gilbert for certain past tax benefits we may utilize, and the amounts we may pay could be significant.

We are party to a Tax Receivable Agreement with RHI and Mr. Gilbert that provides for the payment by us to RHI and Mr. Gilbert (or their transferees of common limited liability company interests (“Holdings LLC Units”) of Holdings LLC or other assignees) of 90% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize (computed using simplifying assumptions to address the impact of state and local taxes) as a result of: (i) certain increases in our allocable share of the tax basis in Holdings LLC’s assets resulting from (a) the purchases of Holdings LLC Units (along with the corresponding shares of Class D common stock or Class C common stock) from RHI and Mr. Gilbert (or their transferees of Holdings LLC Units or other assignees) using the net proceeds from our initial public offering (“IPO”) or in any future offering (subject to the terms of the amendment to the Tax Receivable Agreement to be entered into in connection with the Up-C Collapse, the “Tax Receivable Agreement Amendment”), (b) exchanges by RHI and Mr. Gilbert (or their transferees of Holdings LLC Units or other assignees) of Holdings LLC Units (along with the corresponding shares of Class D common stock or Class C common stock) for cash or shares of Class B common stock or Class A common stock, as applicable (subject to the terms of the Tax Receivable Agreement Amendment), or (c) payments under the Tax Receivable Agreement; (ii) tax benefits related to imputed interest deemed arising as a result of payments made under the Tax Receivable Agreement; and (iii) disproportionate allocations (if any) of tax benefits to Holdings LLC as a result of section 704(c) of the Code, as amended, that relate to the reorganization transactions undertaken at the time of our IPO. The Tax Receivable Agreement makes certain simplifying assumptions regarding the determination of the cash savings that we realize or are deemed to realize from the covered tax attributes, which may result in payments pursuant to the Tax Receivable Agreement in excess of those that would result if such assumptions were not made.

The actual tax benefit, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, including, among others, the amount and timing of the taxable income we generate in the future and the tax rate then applicable, and the portion of our payments under the Tax Receivable Agreement constituting imputed interest. Future payments under the Tax Receivable Agreement could be substantial. Of the estimated $572.04 million Tax Receivable Agreement liability to be recorded after the Up-C Collapse and pending Redfin Acquisition and Mr. Cooper Acquisition, as a result of the amount of the increases in the tax basis in Holdings LLC’s assets from the purchase of Holdings LLC Units (along with the corresponding shares of the Class D common stock) in connection with the IPO, the over-allotment option (greenshoe) and the RHI March 2021 paired interest exchange, assuming no material changes in the relevant tax law and that we will have sufficient taxable income to utilize all of the tax attributes covered by the Tax Receivable Agreement when they are first available to be utilized under applicable law, future payments to RHI, RHI II and Mr. Gilbert under the Tax Receivable Agreement would aggregate to approximately $571.92 million over the next 20 years and for yearly payments over that time to range between zero to $132.06 million per year. The payments under the Tax Receivable Agreement are not conditioned upon RHI’s, RHI II’s or Mr. Gilbert’s continued ownership of us.

In addition, RHI, RHI II and Mr. Gilbert (or their transferees or other assignees) will not reimburse us for any payments previously made if any covered tax benefits are subsequently disallowed, except that any excess payments made to RHI, RHI II and Mr. Gilbert (or such holder’s transferees or assignees) will be netted against future payments that would otherwise be made under the Tax Receivable Agreement with RHI, RHI II and Mr. Gilbert, if any, after our determination of such excess. We could make payments to RHI, RHI II and Mr. Gilbert under the Tax Receivable Agreement that are greater than our actual cash tax savings and may not be able to recoup those payments, which could negatively impact our liquidity. As part of RHI’s internal reorganization, RHI will contribute its rights to receive payments under the Tax Receivable Agreement in respect of RHI’s prior exchanges to RHI II, and RHI II will complete a joinder to become a party to the Tax Receivable Agreement. The Tax Receivable Agreement will be amended to provide that the terms of the Tax Receivable Agreement will not apply to any exchanges, including, for the avoidance of doubt, the DG Exchange, that occur, or are deemed to occur, on or following date of the Transaction Agreement.

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

Prior to and following the Up-C Collapse, provisions of our certificate of incorporation and our bylaws may make it more difficult for, or prevent a third party from, acquiring control of us without the approval of our board of directors. Following the Up-C Collapse, these provisions include:

•having a classified board of directors;
•providing that, when Mr. Gilbert and Jennifer Gilbert and their permitted transferees (collectively, the “Gilberts”) beneficially own less than a majority of the combined voting power of the common stock, a director may only be removed with cause by the affirmative vote of 75% of the combined voting power of our common stock eligible to vote in the election of directors, voting together as a single class;
•providing that, when the Gilberts beneficially own less than a majority of the combined voting power of our common stock, vacancies on our board of directors, whether resulting from an increase in the number of directors or the death, removal or resignation of a director, will be filled only by our board of directors and not by stockholders;
•providing that, when the Gilberts beneficially own less than a majority of the combined voting power of our common stock, certain amendments to our certificate of incorporation or amendments to our bylaws will require the approval of 75% of the combined voting power of our common stock;
•prohibiting stockholders from calling a special meeting of stockholders;
•authorizing stockholders to act by written consent only until the Gilberts cease to beneficially own a majority of the combined voting power of our common stock;
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

Additionally, Section 203 of the General Corporation Law of the State of Delaware (the “DGCL”) prohibits a publicly held Delaware corporation from engaging in a business combination with an interested stockholder, unless the business combination is approved in a prescribed manner. An interested stockholder includes a person, individually or together with any other interested stockholder, who within the last three years has owned 15% of our voting stock. We opted out of Section 203 of the DGCL, but our certificate of incorporation includes, and the restatement of the Charter Amendment (the “Restated Charter”) will include, a provision that restricts us from engaging in any business combination with an interested stockholder for three years following the date that person becomes an interested stockholder. Such restrictions, however, do not apply to any business combination between RHI, any direct or indirect equityholder of RHI as of immediately prior to the closing date of the Up-C Collapse, and under the Restated Charter, will not apply to any business combination between RHI II, any direct or indirect equityholder of RHI as of immediately prior to the closing date of the Up-C Collapse, or, in each case, any of their respective affiliates or successors or any “group,” or any member of any such group, to which such persons are a party under Rule 13d-5 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Until the Gilberts cease to beneficially own at least 50% of the voting power of our common stock, the Gilberts will be able to control all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and certain corporate transactions. Together, these provisions of our certificate of incorporation and bylaws could make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for the Class A common stock. Furthermore, the existence of the foregoing provisions, as well as the significant amount of Class A common stock beneficially owned by the Gilberts, could limit the price that investors might be willing to pay in the future for shares of the Class A common stock. They could also deter potential acquirers of us, thereby reducing the likelihood that you could receive a premium for your Class A common stock in an acquisition.

Our Restated Charter will continue to contain a provision renouncing our interest and expectancy in certain corporate opportunities.

Our certificate of incorporation contains a provision renouncing our interest and expectancy in certain corporate opportunities by RHI, its affiliates, or any officer, director, member, partner or employee of RHI and its affiliates (each, an “RHI Party”). Our certificate of incorporation provides that no RHI Party has any duty to refrain from engaging in the same or similar business activities or lines of business as us, doing business with any of our clients or suppliers or employing or otherwise engaging or soliciting for employment any of our directors, officers or employees, and none of our directors or officers will be liable to us or to any of our subsidiaries or stockholders for breach of any fiduciary or other duty under statutory or common law, as a director or officer or controlling stockholder or otherwise, by reason of any such activities, or for the presentation or direction to, or participation in, any such activities by any RHI Party. Our certificate of incorporation provides that, to the fullest extent permitted by applicable law, we renounce our right to certain business opportunities, and that each RHI Party has no duty to communicate or offer such business opportunity to us and will not be liable to us or any of our stockholders for breach of any fiduciary or other duty under statutory or common law, as a director, officer or controlling stockholder, or otherwise, by reason of the fact that any such individual pursues or acquires such business opportunity, directs such business opportunity to another person or fails to present such business opportunity, or information regarding such business opportunity, to us. Upon the adoption of the Restated Charter, our certificate of incorporation will provide that the preceding provisions will not apply to the RHI Parties but instead to RHI II, its affiliates and any officer, director, member, partner or employee of RHI II and its affiliates (each, an “RHI II Party”). These provisions of our Restated Charter will create the possibility that a corporate opportunity of ours may be used for the benefit of an RHI II Party.

Our Restated Charter will continue to require exclusive forum in certain courts in the State of Michigan or the State of Delaware or the federal district courts of the United States for certain types of lawsuits, which may have the effect of discouraging lawsuits against our directors and officers.

Our certificate of incorporation requires, and our Restated Charter will require, to the fullest extent permitted by law, that (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or stockholders to us or our stockholders, (iii) any action asserting a claim against us arising pursuant to any provision of the DGCL or our certificate of incorporation or our bylaws or (iv) any action asserting a claim against us governed by the internal affairs doctrine has to be brought only in the Third Judicial Circuit, Wayne County, Michigan (or, if the Third Judicial Circuit, Wayne County, Michigan lacks jurisdiction over such action or proceeding, then another state court of the State of Michigan or, if no state court of the State of Michigan has jurisdiction, the United States District Court for the Eastern District of Michigan) or the Court of Chancery of the State of Delaware (or if the Court of Chancery of the State of Delaware lacks jurisdiction, any other state court of the State of Delaware, or if no state court of the State of Delaware has jurisdiction, the federal district court for the District of Delaware), unless we consent in writing to the selection of an alternative forum. The foregoing provision does not apply to claims arising under the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder (the “Securities Act”), the Exchange Act or other federal securities laws for which there is exclusive federal or concurrent federal and state jurisdiction. Additionally, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America will be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Although we believe these exclusive forum provisions benefit us by providing increased consistency in the application of Delaware or Michigan law and federal securities laws in the types of lawsuits to which each applies, the exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers or stockholders, which may discourage lawsuits with respect to such claims. Our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder as a result of our exclusive forum provisions. Further, in the event a court finds either exclusive forum provision contained in our certificate of incorporation to be unenforceable or inapplicable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

Future sales of the Class A common stock, or the perception in the public markets that these sales may occur, following the expiration or waiver of the Lock-Up Periods or otherwise, may depress the price of the Class A common stock.

Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales may occur, could have an adverse effect on our stock price and could impair our ability to raise capital through the sale of additional stock. In the future, we may attempt to obtain financing or to further increase our capital resources by issuing additional shares of our common stock. Issuing additional shares of Class A common stock, Class L common stock or other equity securities or securities convertible into equity may dilute the economic and voting rights of our existing stockholders or reduce the market price of the Class A common stock or both.

As of May 2, 2025, we had 151,272,632 shares of Class A common stock outstanding and 1,848,879,483 shares of Class A common stock issuable upon potential exchanges and/or conversions. Of these shares, 1,851,134,386 are “restricted securities,” as that term is defined under Rule 144 of the Securities Act. The holders of these “restricted securities” are entitled to dispose of their shares pursuant to (i) the applicable holding period, volume and other restrictions of Rule 144 or (ii) another exemption from registration under the Securities Act. In addition, following the Up-C Collapse, we expect to have 1,848,879,483 shares of Class L common stock outstanding, all of which will be “restricted securities” and subject to certain restrictions on transfer until the expiration of the applicable Lock-Up Period (as defined below), as well as the other applicable restrictions of Rule 144. Subject to certain limited exceptions as will be provided in the Company’s certificate of incorporation, Mr. Gilbert and the other RHI shareholders will be prohibited from transferring or otherwise disposing of (a) any shares of Class L common stock prior to the first anniversary of the closing of the Up-C Collapse and (b) 50% of the shares of Class L common stock prior to the second anniversary of the closing date (all such periods together, the “Lock-Up Periods”). Following the expiration or waiver of the applicable Lock-Up Period, each share of Class L common stock (a) may be converted at any time, at the option of the holder, into one share of Class A common stock and (b) will automatically convert into one share of Class A common stock immediately prior to any transfer of such share except for certain permitted transfers that will be described in the Company’s certificate of incorporation. In addition, the Company’s board of directors may waive the lock-up restrictions at any time during the Lock-Up Periods at the request of a holder of Class L common stock. Additional sales of our shares of Class A common stock in the public market, or the perception that sales could occur, could have a material adverse effect on the price of the Class A common stock. We have filed registration statements under the Securities Act registering 178,166,346 shares of the Class A common stock reserved for issuance under the Omnibus Incentive Plan and our Team Member Stock Purchase Plan. As of May 2, 2025, we had 116,270,178 shares of the Class A common stock reserved for issuance under our Omnibus Incentive Plan and our Team Member Stock Purchase Plan. We have entered into a Registration Rights Agreement pursuant to which we have granted demand and piggyback registration rights to RHI, Mr. Gilbert and the affiliates of Mr. Gilbert.

The board of directors may elect to consent to waivers of the lock-up with respect to proposed transfers by holders of our Class L common stock during the Lock-Up Periods, which may lead to the issuance of additional shares of the Class A common stock prior to the expiration of the applicable Lock-Up Period and could cause the price of the Class A common stock to fluctuate or decline.

Following the consummation of the Up-C Collapse and subject to certain limited exceptions, Mr. Gilbert and the other RHI shareholders will be prohibited from transferring or otherwise disposing of (a) any shares of Class L common stock prior to the first anniversary of the closing date of the Up-C Collapse and (b) 50% of the shares of Class L common stock prior to the second anniversary of the closing date of the Up-C Collapse. Following the second anniversary of the closing date of the Up-C Collapse, no shares of Class L common stock will be subject to a Lock-Up Period. The Company’s board of directors will have the ability to waive the Lock-Up Periods with respect to specific stockholders if the board of directors determines that doing so would be in the best interests of the Company’s stockholders. To the extent that the board of directors elects to waive the Lock-Up Period with respect to a holder of shares of Class L common stock, such holder would have the opportunity to convert their shares of Class L common stock into Class A common stock and sell such prior to the expiration of the applicable Lock-Up Period. Immediately prior to such transfer, such shares of Class L common stock would automatically convert into shares of Class A common Stock. If the board of directors elects to waive the applicable Lock-Up Period with respect to any shares of Class L common stock, an additional number of shares of Class A common stock could be introduced to the public market in a limited period of time, which could result in declines in the price of the Class A common stock.

Other than the Special Dividend, we may not pay dividends on our common stock in the foreseeable future.

Other than the Special Dividend, we have no current plans to pay dividends on our Class A common stock. The declaration and payment of future dividends to holders of our Class A common stock will be at the discretion of our board of directors and will depend upon many factors, including our financial condition, earnings, legal requirements, tax obligations, restrictions in our debt instruments and other factors deemed relevant by our board of directors. As a holding company, our ability to pay dividends depends on our receipt of cash dividends from our subsidiaries, which may further restrict our ability to pay dividends as a result of the laws of their respective jurisdictions of organization, agreements of our subsidiaries or covenants under future indebtedness that we or they may incur.

Risks Related to the Redfin Acquisition and the Mr. Cooper Acquisition

The Redfin Acquisition and the Mr. Cooper Acquisition are subject to conditions, some or all of which may not be satisfied, or completed on a timely basis, if at all. Failure to complete either of the Redfin Acquisition or the Mr. Cooper Acquisition in a timely manner or at all could have adverse effects on the Company.

The completion of each of the Redfin Acquisition and the Mr. Cooper Acquisition is subject to a number of conditions, including, among others: (i) the adoption of the Redfin Agreement or the Mr. Cooper Agreement, as applicable, by the affirmative vote of the holders of a majority of the outstanding shares of Redfin or Mr. Cooper common stock entitled to vote thereon; (ii) the accuracy of the parties’ respective representations and warranties in the Redfin Agreement or the Mr. Cooper Agreement, as applicable, subject to specified materiality and material adverse effect qualifications; (iii) the absence of any law or order issued by any governmental authority preventing the consummation of the Redfin Acquisition or the Mr. Cooper Acquisition, as applicable, and (iv) the consummation of the Up-C Collapse.

If either of the Redfin Acquisition or the Mr. Cooper Acquisition are not completed, our ongoing business, financial condition, financial results and stock price may be materially adversely affected. Without realizing any of the benefits of having completed either of the Redfin Acquisition or the Mr. Cooper Acquisition, the Company will be subject to a number of risks, including the following:

•the market price of our Class A common stock could decline to the extent that the current market price reflects a market assumption that either or both of the Redfin Acquisition and the Mr. Cooper Acquisition will be completed;
•if either the Redfin Agreement or the Mr. Cooper Agreement is terminated and our board of directors seeks another business combination, the holders of our Class A common stock cannot be certain that we will be able to find a party willing to enter into a transaction on terms equivalent to or more attractive than the terms of the Redfin Agreement or the Mr. Cooper Agreement, as applicable;
•time and resources committed by the Company’s management to matters relating to the Redfin Acquisition or the Mr. Cooper Acquisition could otherwise have been devoted to pursuing other beneficial opportunities for their respective companies;
•the Company may experience negative reactions from the financial markets or from their respective customers, suppliers, business partners or employees;
•we may be the target of litigation related to any failure to complete the Redfin Acquisition, the
Mr. Cooper Acquisition or related to any enforcement proceeding commenced against the Company, Redfin or Mr. Cooper to perform their respective obligations pursuant to the Redfin Agreement or the Mr. Cooper Agreement, as applicable; and
•if the Mr. Cooper Acquisition is terminated under certain circumstances, we may be required to pay Mr. Cooper a termination fee of $500,000,000.

The market price of our Class A common stock may decline as a result the Redfin Acquisition or the Mr. Cooper Acquisition.

The market price of our Class A common stock may decline as a result of the Redfin Acquisition or the Mr. Cooper Acquisition if, among other things, we are unable to achieve the expected benefits and synergies of the Redfin Acquisition or the Mr. Cooper Acquisition, if the Redfin Acquisition or the Mr. Cooper Acquisition are not completed within the anticipated timeframe, or if the transaction costs related to the Redfin Acquisition or the Mr. Cooper Acquisition are greater than expected. The market price of our Class A common stock also may decline if we do not achieve the perceived benefits and expected synergies of the Redfin Acquisition or Mr. Cooper Acquisition as rapidly or to the extent anticipated by financial or industry analysts or if the effect of the Redfin Acquisition or the Mr. Cooper Acquisition on our financial position, results of operations or cash flows is not consistent with the expectations of financial or industry analysts.

We may not achieve the intended benefits of the Redfin Acquisition or the Mr. Cooper Acquisition, and the Redfin Acquisition or the Mr. Cooper Acquisition may disrupt our current plans or operations.

There can be no assurance that we will be able to successfully integrate Redfin or Mr. Cooper’s assets or otherwise realize the expected benefits of the Redfin Acquisition or the Mr. Cooper Acquisition. Difficulties in integrating Redfin or Mr. Cooper into the Company may result in the Company performing differently than expected, in operational challenges or in the failure to realize anticipated synergies and efficiencies in the expected timeframe or at all. The integration of the companies may result in material challenges, including the diversion of management’s attention from ongoing business concerns; retaining key management and other employees; retaining or attracting business and operational relationships; the possibility of faulty assumptions underlying expectations regarding the integration process and associated expenses; increased complexity and cost in consolidating corporate and administrative infrastructures and eliminating duplicative operations; coordinating geographically separate organizations; unanticipated issues in integrating information technology, communications and other systems; as well as potential unknown liabilities, unforeseen expenses relating to integration or delays associated with the Redfin Acquisition or the Mr. Cooper Acquisition.

Completion of the Redfin Acquisition or the Mr. Cooper Acquisition may trigger change in control or other provisions in certain agreements to which Redfin, Mr. Cooper or a subsidiary or affiliated entity of Redfin or Mr. Cooper is a party, which may have an adverse impact on our business and results of operations after the acquisitions.

The completion of the Redfin Acquisition or the Mr. Cooper Acquisition may trigger change in control and other provisions in certain agreements to which Redfin, Mr. Cooper or a subsidiary or affiliated entity of Redfin or Mr. Cooper is a party as applicable, including, among others, (i) the credit agreement governing Redfin’s term loan facility, (ii) the indentures governing Mr. Cooper’s senior notes and (iii) Redfin’s and Mr. Cooper’s warehouse facilities. We expect to repay and terminate Redfin’s term loan facility, refinance or seek to amend Mr. Cooper’s senior notes and evaluate the treatment of each of Redfin’s and Mr. Cooper’s warehouse facilities. If Rocket, Redfin and Mr. Cooper, as applicable, are unable to negotiate amendments or waivers of change in control provisions under other contracts where applicable, the counterparties may exercise their rights and remedies under the agreements, potentially terminating the agreements or seeking monetary damages. Even if Rocket, Redfin and Mr. Cooper, as applicable, are able to negotiate waivers, the counterparties may require a fee for such waivers or seek to renegotiate the agreements on terms less favorable to Rocket, Redfin or Mr. Cooper following the acquisitions.

The market price of our Class A common stock after the Redfin Acquisition and the Mr. Cooper Acquisition may be affected by factors different from those affecting the price of our Class A common stock, Redfin common stock and the Mr. Cooper common stock before the Redfin Acquisition and the Mr. Cooper Acquisition.

As the businesses of Rocket, Redfin and Mr. Cooper are different, after completion of the Redfin Acquisition and the Mr. Cooper Acquisition, the results of operations as well as the price of our Class A common stock may in the future be affected by factors different from those factors affecting Rocket, Redfin and Mr. Cooper as independent standalone companies. Rocket, following the Redfin Acquisition and the Mr. Cooper Acquisition, will face additional risks and uncertainties that Rocket, Redfin and Mr. Cooper may currently not be exposed to as independent companies.

Each acquisition is subject to the requirements of the HSR Act, and regulatory authorities may impose conditions that could have an adverse effect on Rocket, Redfin and/or Mr. Cooper following the acquisitions or that could delay, prevent or increase the costs associated with completion of the acquisitions.

Before the acquisitions may be completed, all applicable waiting periods (or extensions thereof) under the provisions of the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the “HSR Act”) must have expired or been terminated. In deciding whether to grant the required approvals, consents, registrations, permits, expirations or terminations of waiting periods, authorizations or other confirmations, the relevant governmental entities may impose requirements, limitations or costs or place restrictions on the conduct of our business following the acquisitions. Under each of the Redfin Agreement and the Mr. Cooper Agreement, Rocket, Redfin and Mr. Cooper, as applicable, have agreed to use commercially reasonable efforts to obtain as promptly as practicable all licenses, certificates, permits, approvals, clearances, expirations, consents, notices, waivers or terminations of applicable waiting periods, authorizations, qualifications and orders from any governmental authority required to be obtained to consummate the acquisitions.

However, notwithstanding the foregoing, Rocket and its subsidiaries are not required to propose, negotiate, offer to commit to, commit to or effect any remedy action that would, individually or in the aggregate, result in, or be reasonably likely to result in (i) an adverse effect that is more than immaterial on the financial condition, business, assets, or continuing results of operations of Rocket and its subsidiaries or the combined company resulting from the acquisitions or (ii) would require Rocket to commit to provide prior notice or seek prior approval from any governmental authority of any future transaction.

Governmental authorities may also impose conditions, terms, obligations or restrictions in connection with their approval of or consent to the acquisitions, and such conditions, terms, obligations or restrictions may delay completion of the acquisitions or impose additional material costs on or materially limit Rocket’s revenues following the completion of the acquisitions. There can be no assurance that governmental authorities will choose not to impose such conditions, terms, obligations or restrictions, and, if imposed, such conditions, terms, obligations or restrictions may delay or lead to the abandonment of the acquisitions. At any time before or after consummation of the acquisitions, notwithstanding the early termination of the applicable waiting period under the HSR Act, the Federal Trade Commission (the “FTC”), the Antitrust Division of the U.S. Department of Justice (the “DOJ”), or any state could take such action under U.S. antitrust laws as it deems necessary or desirable in the public interest, including seeking (i) to enjoin the completion of the mergers, (ii) to require divestiture of substantial assets of Rocket, Redfin, Mr. Cooper or their respective subsidiaries, (iii) to require the parties to license, or hold separate, assets, to terminate existing relationships and contractual rights, or to take other actions or agree to other restrictions limiting the freedom of action of the parties.

Private parties, as well as state attorneys general, also may bring legal actions under the antitrust laws under certain circumstances. At any time before or after the consummation of the acquisitions, notwithstanding the termination or expiration of the applicable waiting periods under the HSR Act, any state or private party may also bring legal action under the antitrust laws seeking similar relief or seeking conditions to the completion of the acquisitions. Neither Rocket, Redfin nor Mr. Cooper can be certain that a challenge to the acquisitions on antitrust grounds will not be made, or, if such challenge is made, what the result will be. If any such action is threatened or commenced by the FTC, the DOJ or any state attorney general or any other person, Rocket may not be obligated to consummate the acquisitions.

Potential litigation against Rocket, Redfin and/or Mr. Cooper could result in substantial costs, an injunction preventing the completion of the acquisitions and/or a judgment resulting in the payment of damages.

Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into merger agreements. Even if such a lawsuit is unsuccessful, defending against these claims can result in substantial costs. An adverse judgment could result in monetary damages, which could have a negative impact on Rocket’s liquidity and financial condition.

Stockholders of Redfin or Mr. Cooper may file lawsuits against Rocket, Redfin, Mr. Cooper and/or the directors and officers of each company in connection with the acquisitions. These lawsuits could prevent or delay the completion of the acquisitions and result in significant costs to Rocket, including any costs associated with the indemnification of directors and officers. There can be no assurance that any of the defendants will be successful in the outcome of any potential lawsuits.

Following the Up-C Collapse, the Redfin Acquisition and the Mr. Cooper Acquisition, we will continue to be controlled by Mr. Gilbert, whose interests may conflict with our interests and the interests of other stockholders. Further, because we are and expect to continue to remain a “controlled company” within the meaning of the New York Stock Exchange (“NYSE”) rules, we qualify for and intend to continue to rely on exemptions from certain corporate governance requirements.

Following the Up-C Collapse, the Redfin Acquisition and the Mr. Cooper Acquisition, Mr. Gilbert will hold more than a majority of the combined voting power of our common stock. So long as Mr. Gilbert continues to directly or indirectly own a significant amount of our equity, even if such amount is less than a majority of the combined voting power of our common stock, Mr. Gilbert will continue to be able to substantially influence the outcome of votes on all matters requiring approval by the stockholders, including our ability to enter into certain corporate transactions. The interests of Mr. Gilbert could conflict with or differ from our interests or the interests of our other stockholders. For example, the concentration of ownership held by Mr. Gilbert could delay, defer or prevent a change of control of our Company or impede a merger, takeover or other business combination that may otherwise be favorable for us.

In addition, as long as Mr. Gilbert continues to control a majority of the voting power of our outstanding voting stock, following the Up-C Collapse, the Redfin Acquisition and the Mr. Cooper Acquisition, we will remain a controlled company within the meaning of the NYSE rules. Under the NYSE rules, a company of which more than 50% of the voting power is held by another person or group of persons acting together is a controlled company and may elect not to comply with certain corporate governance requirements, including the requirements that:

•a majority of the board of directors consist of independent directors;
•the nominating and corporate governance committee be composed entirely of independent directors; and
•the compensation committee be composed entirely of independent directors.

These requirements will not apply to us as long as we remain a controlled company. Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 5. Other Information

None.

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
10.1#
Transaction Agreement, dated as of March 9, 2025, by and among Rocket Companies, Inc., Rock Holdings Inc., Eclipse Sub, Inc., Rocket GP, LLC, Daniel Gilbert and RHI II, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on March 10, 2025)

10.2*	Amendment No. 1 to Transaction Agreement, dated as of April 7, 2025, by and among Rocket Companies, Inc., Rock Holdings Inc., Eclipse Sub, Inc. and Daniel Gilbert
10.3#
Agreement and Plan of Merger, dated March 9, 2025, by and among Rocket Companies, Inc., Neptune Merger Sub Inc., and Redfin Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on March 10, 2025)

10.4#
Agreement and Plan of Merger, dated March 31, 2025, by and among Rocket Companies, Inc., Maverick Merger Sub, Inc., Maverick Merger Sub 2, LLC and Mr. Cooper Group Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on March 31, 2025)

10.5	Governance Letter Agreement, dated March 31, 2025, between Rocket Companies, Inc. and Dan Gilbert (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 31, 2025)
10.6*	Revolving Credit Agreement, dated as of April 30, 2025, by and among Rocket Mortgage, LLC, as Borrower, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent
31.1*	Certification of CEO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)
31.2*	Certification of CFO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)
32.1*	Certification by the CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification by the CFO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
#	Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The Company agrees to furnish supplementally an unredacted copy of the exhibit to the Securities and Exchange Commission upon its request.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rocket Companies, Inc.

May 9, 2025	By:	/s/ Brian Brown
Date		Name: Brian Brown
Chief Financial Officer and Treasurer
(Principal Financial Officer)