Form 10-Q
period 2025-06-30
Rocket Companies, Inc.
filed 2025-08-08
CIK 1805284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of August 1, 2025, 255,640,086 shares of the registrant's Class A common stock, $0.00001 par value, and 1,848,879,455 shares of the registrant's Class L common stock, $0.00001 par value, were outstanding.

Rocket Companies, Inc.
Form 10-Q
For the period ended June 30, 2025

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)
Rocket Companies, Inc.
Condensed Consolidated Balance Sheets
($ In Thousands, Except Per Share Amounts)

	June 30, 2025	December 31, 2024
Assets	(Unaudited)
Cash and cash equivalents	$5,090,631	$1,272,853
Restricted cash	22,691	16,468
Mortgage loans held for sale, at fair value	11,168,691	9,020,176
Derivative assets, at fair value	391,770	192,433
Mortgage servicing rights (“MSRs”), at fair value	7,566,632	7,633,371
Notes receivable and due from affiliates	15,281	14,245
Property and equipment, net of accumulated depreciation and amortization of $642,409 and $620,252, respectively	193,843	213,848
Deferred tax asset, net	11,407	521,824
Lease right of use assets	259,029	281,770
Loans subject to repurchase right from Ginnie Mae	2,492,015	2,785,146
Goodwill and intangible assets, net	1,221,168	1,227,517
Other assets	1,927,064	1,330,412
Total assets	$30,360,222	$24,510,063
Liabilities and equity
Liabilities
Funding facilities	$9,481,780	$6,708,186
Other financing facilities and debt:
Senior Notes, net	8,000,225	4,038,926
Early buy out facility	67,532	92,949
Accounts payable	278,245	181,713
Lease liabilities	293,671	319,296
Derivative liabilities, at fair value	163,870	11,209
Investor reserves	98,082	99,998
Notes payable and due to affiliates	2,818	31,280
Tax receivable agreement liability	588,510	581,183
Loans subject to repurchase right from Ginnie Mae	2,492,015	2,785,146
Deferred tax liability	714,673	17,445
Other liabilities	729,873	599,352
Total liabilities	$22,911,294	$15,466,683
Equity
Preferred stock, $0.00001 par value - 500,000,000 shares authorized as of June 30, 2025 and December 31, 2024, none issued and outstanding as of June 30, 2025 and December 31, 2024, respectively.	$—	$—
Class A common stock, $0.00001 par value - 10,000,000,000 shares authorized as of June 30, 2025 and December 31, 2024, 151,513,350 and 146,028,193 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively.	1	1
Class B common stock, $0.00001 par value - zero and 6,000,000,000 shares authorized as of June 30, 2025 and December 31, 2024, respectively, none issued and outstanding as of June 30, 2025 and December 31, 2024.	—	—
Class C common stock, $0.00001 par value - zero and 6,000,000,000 shares authorized as of June 30, 2025 and December 31, 2024, respectively, none issued and outstanding as of June 30, 2025 and December 31, 2024.	—	—
Class D common stock, $0.00001 par value - 6,000,000,000 shares authorized as of June 30, 2025 and December 31, 2024, zero and 1,848,879,483 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively.	—	19
Class L common stock, $0.00001 par value - 6,000,000,000 and zero shares authorized as of June 30, 2025 and December 31, 2024, respectively, 1,848,879,455 and zero shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively.	19	—
Additional paid-in capital	7,271,613	389,695
Retained earnings	178,507	312,834
Accumulated other comprehensive loss	(1,212)	(48)
Non-controlling interest	—	8,340,879
Total equity	7,448,928	9,043,380
Total liabilities and equity	$30,360,222	$24,510,063
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Rocket Companies, Inc.
Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)
($ In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue
Gain on sale of loans
Gain on sale of loans excluding fair value of originated MSRs, net	$472,375	$413,011	$979,574	$889,440
Fair value of originated MSRs	343,525	345,545	607,952	568,342
Gain on sale of loans, net	815,900	758,556	1,587,526	1,457,782
Loan servicing income
Servicing fee income	401,276	354,677	801,973	700,423
Change in fair value of MSRs	(198,885)	(112,941)	(648,070)	(56,433)
Loan servicing income, net	202,391	241,736	153,903	643,990
Interest income
Interest income	123,502	112,415	215,592	201,395
Interest expense on funding facilities	(90,879)	(81,293)	(154,918)	(132,736)
Interest income, net	32,623	31,122	60,674	68,659
Other income	309,337	269,308	595,412	514,007
Total revenue, net	1,360,251	1,300,722	2,397,515	2,684,438
Expenses
Salaries, commissions and team member benefits	623,459	553,420	1,233,067	1,094,516
General and administrative expenses	287,421	232,952	548,236	469,617
Marketing and advertising expenses	276,050	210,937	551,673	417,233
Depreciation and amortization	27,526	28,009	54,436	55,026
Interest and amortization expense on non-funding debt	57,718	38,364	96,005	76,729
Other expenses	63,815	44,998	112,939	80,905
Total expenses	1,335,989	1,108,680	2,596,356	2,194,026
Income (loss) before income taxes	24,262	192,042	(198,841)	490,412
Benefit from (provision for) income taxes	9,827	(14,117)	20,484	(21,773)
Net income (loss)	34,089	177,925	(178,357)	468,639
Net (income) loss attributable to non-controlling interest	(35,874)	(176,630)	166,189	(451,129)
Net (loss) income attributable to Rocket Companies	$(1,785)	$1,295	$(12,168)	$17,510

(Loss) earnings per share of Participating Common Stock
Basic	$(0.01)	$0.01	$(0.08)	$0.13
Diluted	$(0.01)	$0.01	$(0.08)	$0.13

Weighted average shares outstanding
Basic	171,438,105	139,647,845	159,643,228	138,319,794
Diluted	171,438,105	139,647,845	159,643,228	138,319,794

Comprehensive income (loss)
Net income (loss)	$34,089	$177,925	$(178,357)	$468,639
Cumulative translation adjustment	784	205	797	519
Comprehensive income (loss)	34,873	178,130	(177,560)	469,158
Comprehensive (income) loss attributable to non-controlling interest	(36,713)	(176,822)	165,336	(451,614)
Comprehensive (loss) income attributable to Rocket Companies	$(1,840)	$1,308	$(12,224)	$17,544

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Rocket Companies, Inc.
Condensed Consolidated Statements of Changes in Equity
($ In Thousands)
(Unaudited)

	Class A Common Stock Shares	Class A Common Stock Amount	Class D Common Stock Shares	Class D Common Stock Amount	Class L Common Stock Shares	Class L Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Non-controlling Interest	Total Equity
Balance, December 31, 2023	135,814,173	$1	1,848,879,483	$19	—	$—	$340,532	$284,296	$52	$7,676,810	$8,301,710
Net income	—	—	—	—	—	—	—	16,215	—	274,499	290,714
Cumulative translation adjustment	—	—	—	—	—	—	—	—	21	293	314
Share-based compensation, net	2,458,761	—	—	—	—	—	2,060	—	—	27,722	29,782
Distributions for state taxes on behalf of unit holders (members), net	—	—	—	—	—	—	—	(19)	—	(255)	(274)
Forfeitures of Special Dividends to Class A Shareholders	—	—	—	—	—	—	—	2	—	29	31
Taxes withheld on team members' restricted share award vesting	—	—	—	—	—	—	(1,152)	—	—	(15,410)	(16,562)
Issuance of Class A common stock under share-based compensation plans	538,683	—	—	—	—	—	454	—	—	6,161	6,615
Change in controlling interest of investment, net	—	—	—	—	—	—	8,917	—	(1)	(11,795)	(2,879)
Balance, March 31, 2024	138,811,617	$1	1,848,879,483	$19	—	$—	$350,811	$300,494	$72	$7,958,054	$8,609,451
Net income	—	—	—	—	—	—	—	1,295	—	176,630	177,925
Cumulative translation adjustment	—	—	—	—	—	—	—	—	13	192	205
Share-based compensation, net	506,140	—	—	—	—	—	2,652	—	—	35,095	37,747
Distributions for state taxes on behalf of unit holders (members)	—	—	—	—	—	—	—	(6)	—	(86)	(92)
Distributions to unit holders (members) from subsidiary investment, net	—	—	—	—	—	—	—	(837)	—	(13,013)	(13,850)
Forfeitures of Special Dividend to Class A Shareholders	—	—	—	—	—	—	—	12	—	161	173
Taxes withheld on team members' restricted share award vesting	—	—	—	—	—	—	(305)	—	—	(4,029)	(4,334)
Issuance of Class A common stock under share-based compensation plans	645,826	—	—	—	—	—	554	—	—	7,357	7,911
Change in controlling interest of investment, net	—	—	—	—	—	—	3,898	—	—	(5,113)	(1,215)
Balance, June 30, 2024	139,963,583	$1	1,848,879,483	$19	—	$—	$357,610	$300,958	$85	$8,155,248	$8,813,921

Rocket Companies, Inc.
Condensed Consolidated Statements of Changes in Equity
($ In Thousands)
(Unaudited)

	Class A Common Stock Shares	Class A Common Stock Amount	Class D Common Stock Shares	Class D Common Stock Amount	Class L Common Stock Shares	Class L Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Non-controlling Interest	Total Equity
Balance, December 31, 2024	146,028,193	$1	1,848,879,483	$19	—	$—	$389,695	$312,834	$(48)	$8,340,879	$9,043,380
Net loss	—	—	—	—	—	—	—	(10,383)	—	(202,063)	(212,446)
Cumulative translation adjustment	—	—	—	—	—	—	—	—	(1)	14	13
Share-based compensation, net	3,243,276	—	—	—	—	—	2,809	—	—	35,020	37,829
Distributions for state taxes on behalf of unit holders (members), net	—	—	—	—	—	—	—	(1)	—	(13)	(14)
Distributions to unit holders (members) from subsidiary investment, net	—	—	—	—	—	—	—	—	—	(113,379)	(113,379)
Special Dividends to Class A Shareholders, net of forfeitures	—	—	—	—	—	—	—	(122,227)	—	(22,594)	(144,821)
Taxes withheld on team members' restricted share award vesting	—	—	—	—	—	—	(2,143)	—	—	(26,453)	(28,596)
Issuance of Class A common stock upon exercise of stock options	40,000	—	—	—	—	—	25	—	—	310	335
Issuance of Class A common stock under share-based compensation plans	839,012	—	—	—	—	—	684	—	—	8,612	9,296
Change in controlling interest of investment, net	—	—	—	—	—	—	12,711	—	(5)	(20,666)	(7,960)
Balance, March 31, 2025	150,150,481	$1	1,848,879,483	$19	—	$—	$403,781	$180,223	$(54)	$7,999,667	$8,583,637
Net (loss) income	—	—	—	—	—	—	—	(1,785)	—	35,874	34,089
Cumulative translation adjustment	—	—	—	—	—	—	—	—	(55)	839	784
Share-based compensation, net	586,990	—	—	—	—	—	3,764	—	—	45,124	48,888
Distributions for state taxes on behalf of unit holders (members), net	—	—	—	—	—	—	—	(13)	—	(157)	(170)
Special Dividend to Class A Shareholders, net of forfeitures	—	—	—	—	—	—	—	82	—	187	269
Taxes withheld on employees' restricted share award vesting	—	—	—	—	—	—	(1,143)	—	—	(4,327)	(5,470)
Issuance of Class A common Shares under stock compensation and benefit plans	775,879	—	—	—	—	—	752	—	—	9,218	9,970
Change in controlling interest of investment, net	—	—	(1,848,879,483)	(19)	1,848,879,455	19	6,864,459	—	(1,103)	(8,086,425)	(1,223,069)
Balance, June 30, 2025	151,513,350	$1	—	$—	1,848,879,455	$19	$7,271,613	$178,507	$(1,212)	$—	$7,448,928

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Rocket Companies, Inc.
Condensed Consolidated Statements of Cash Flows
($ In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Operating activities
Net income (loss)	$(178,357)	$468,639
Adjustments to reconcile Net income (loss) to Net cash used in operating activities:
Depreciation and amortization	54,436	55,026
(Benefit from) provision for deferred income taxes	(23,422)	18,837
Origination of MSRs	(607,952)	(568,342)
Change in fair value of MSRs, net	686,770	55,306
Gain on sale of loans excluding fair value of MSRs, net	(979,574)	(889,440)
Disbursements of mortgage loans held for sale	(50,011,643)	(44,161,571)
Proceeds from sale of mortgage loans held for sale	48,759,374	41,925,218
Disbursements of non-mortgage loans held for sale	(298,107)	(108,031)
Change in fair value of non-mortgage loans held for sale	5,119	1,589
Share-based compensation expense	90,066	69,997
Change in assets and liabilities
Due from affiliates	(1,036)	5,205
Other assets	(262,972)	(69,084)
Accounts payable	96,533	34,600
Due to affiliates	52	742
Other liabilities	23,583	26,258
Total adjustments	$(2,468,773)	$(3,603,690)
Net cash used in operating activities	$(2,647,130)	$(3,135,051)
Investing activities
Net proceeds from sale of MSRs	$207,907	$125,505
Net purchase of MSRs	(233,668)	(331,541)
Decrease in mortgage loans held for investment	689	10,059
Purchase and other additions of property and equipment, net of disposals	(29,503)	(30,048)
Net cash used in investing activities	$(54,575)	$(226,025)
Financing activities
Net borrowings on funding facilities	$2,773,594	$3,655,056
Borrowings on Senior Notes	4,000,000	—
Payment of debt issuance costs	(30,000)	—
Net payments on early buy out facility	(25,417)	(68,593)
Net payments on notes payable from unconsolidated affiliates	(28,514)	(5)
Proceeds from consolidated CFE, net	89,523	—
Stock issuance	16,505	12,063
Taxes withheld on team members' restricted share award vesting	(34,066)	(20,896)
Distributions to other unit holders (members of Holdings)	(236,717)	(16,642)
Net cash provided by financing activities	$6,524,908	$3,560,983
Effects of exchange rate changes on cash and cash equivalents	798	519
Net increase in cash and cash equivalents and restricted cash	3,824,001	200,426
Cash and cash equivalents and restricted cash, beginning of period	1,289,321	1,136,832
Cash and cash equivalents and restricted cash, end of period	$5,113,322	$1,337,258
Non-cash activities
Loans transferred to other real estate owned	$3,488	$1,914
Supplemental disclosures
Cash paid for interest on related party borrowings	$278	$858

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
($ in Thousands, Except Per Share Amounts or Unless Otherwise Noted)

1. Business, Basis of Presentation and Accounting Policies

Rocket Companies, Inc. (together with its consolidated subsidiaries, is referred to throughout this report as the "Company", “Rocket Companies”, “we”, “us” and “our”) was incorporated in Delaware on February 26, 2020.

We are a Detroit‑based fintech company with operations spanning mortgage, real estate and personal finance. We are committed to delivering industry-best client experiences through our AI-fueled homeownership strategy. Our full suite of products empowers our clients across financial wellness, personal loans, home search, mortgage finance, title and closing. We believe our widely recognized “Rocket” brand is synonymous with simple, fast and trusted digital experiences. Through these businesses, we seek to deliver innovative client solutions leveraging our Rocket platform. Our business operations are organized into the following two segments: (1) Direct to Consumer and (2) Partner Network, refer to Note 12, Segments.

Rocket Companies, Inc. is a holding company. Its primary material assets are the equity interests held in Rocket LP, LLC (Limited Partner of Rocket Limited Partnership) and Rocket GP, LLC (General Partner of Rocket Limited Partnership). Rocket Limited Partnership is a Michigan limited partnership and wholly owns the following entities: Rocket Mortgage, LLC, Amrock Holdings, LLC ("Rocket Close"), Rocket Title Insurance Company (“RTIC”), LMB HoldCo LLC (“Core Digital Media”), Rocket Homes Real Estate LLC (“Rocket Homes”), RockLoans Holdings LLC (“Rocket Loans”), Rocket Money, Inc. (“Rocket Money”), Rocket Worldwide Holdings, Inc. (EFB Holdings Inc. (“Rocket Mortgage Canada”) and Lendesk Canada Holdings Inc. (“Lendesk Technologies”)), Woodward Capital Management LLC and Rocket Card, LLC. As used herein, “Rocket Mortgage” refers to either the Rocket Mortgage brand or platform, or the Rocket Mortgage business, as the context allows.

On July 1, 2025 Rocket Companies completed the acquisition of Redfin Corporation ("Redfin"), including its direct and indirect subsidiaries, which will continue as a wholly owned subsidiary of the Company.

Up-C Collapse

On June 30, 2025, the Company completed a series of transactions to simplify its organizational and capital structure by collapsing its Up-C structure (the “Up-C Collapse”). Previously, the Company and Rock Holdings Inc. ("RHI") held variable economic interests in Rocket, LLC ("Holdings"). As part of the Up-C Collapse, RHI contributed all of its assets and liabilities, excluding its common limited liability company interests in Holdings ("Holdings LLC Units"), its shares of Class D common stock, and certain immaterial ancillary net assets, to a newly formed legal entity. Through a series of transaction steps, Rocket GP, LLC acquired RHI, resulting in Rocket GP, LLC continuing as the surviving entity. In connection with these transactions, the previously outstanding Class D common shares and Holdings Units were exchanged and retired for newly created Class L common stock of the Company. Concurrently, the Company eliminated its Class B common stock and Class C common stock. Following the Up-C Collapse, only Class A common stock and Class L common stock are issued and outstanding. As a result of the Up-C Collapse and the conversion of Holdings to Rocket Limited Partnership, the Company holds, indirectly, 100% of the voting and economic interests of Rocket Limited Partnership.

Class A common stock and Class L common stock have identical rights with respect to dividends and residual net assets on a per share basis, and each carry one vote per share. The Company's public shareholders continue to hold Class A common stock, while Mr. Daniel Gilbert and former shareholders of RHI now hold shares of both Class A common stock and Class L common stock directly in the Company.

The Up-C Collapse is accounted for as a common control transaction, which results primarily in the exchange of non-controlling interests in Holdings for Class L common stock. The collapse of the Up-C structure triggered deferred tax impacts as well as certain assumptions reflected in the estimate of the Tax Receivable Agreement liability. The Company has presented financial information reflecting the Up-C Collapse prospectively. Refer to Note 8, Income Taxes for further details regarding the amendment of the Tax Receivable Agreement and the deferred tax impacts resulting from the collapse of the Up-C structure. Refer to Note 13, Non-controlling Interest for further details around the conversion of Holdings to Rocket Limited Partnership and elimination of non-controlling interests as of the effective date of the Up-C Collapse. Refer to Note 15, Earnings Per Share for further details on the updates to the basic and diluted earnings per share calculations as of the effective date.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Thousands, Except Per Share Amounts or Unless Otherwise Noted)
Basis of Presentation and Consolidation

As of June 30, 2025, the Company's consolidated financial statements reflect the Company's wholly-owned subsidiaries and variable interest entities ("VIE") in which the Company is the primary beneficiary.

Prior to the Up-C Collapse, the Company was the sole managing member of Holdings, therefore the Company operated and controlled all of the business affairs of Holdings, and through Holdings and its subsidiaries, conducted its business. Holdings was considered a variable interest entity (“VIE”) and we consolidated the financial results of Holdings under the guidance of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 810, Consolidation. A portion of our Net income (loss) was allocated to Net (income) loss attributable to non-controlling interest. As a result of the Up-C Collapse and the conversion of Holdings to Rocket Limited Partnership, the Company holds, indirectly, 100% of the voting and economic interests of Rocket Limited Partnership and therefore consolidates Rocket Limited Partnership with no further non-controlling interest. For further details, refer below to Variable Interest Entities and Note 13, Non-controlling Interest.

For further details on the Company's other consolidated VIE, refer below to Consolidation of Collateralized Financing Entity.

All significant intercompany transactions and accounts between the businesses comprising the Company have been eliminated in the accompanying condensed consolidated financial statements.

The Company's derivatives, MSRs, mortgage and non-mortgage loans held for sale and trading investment securities are measured at fair value on a recurring basis. Additionally, other assets may be required to be measured at fair value in the condensed consolidated financial statements on a nonrecurring basis. For further details of the Company’s transactions refer to Note 3, Fair Value Measurements.

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

Management Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management is not aware of any factors that would significantly change its estimates and assumptions as of June 30, 2025. Actual results may differ from these estimates.

Subsequent Events

In preparing these condensed consolidated financial statements, the Company evaluated events and transactions for potential recognition or disclosure through the date these condensed consolidated financial statements were issued. Refer to Note 2, Acquisitions for subsequent events related to acquisition transactions and Note 6, Borrowings for disclosures on changes to the Company's debt agreements.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Thousands, Except Per Share Amounts or Unless Otherwise Noted)

Special Dividend

In connection with the Up-C Collapse, on March 10, 2025, our board of directors authorized and declared a cash dividend (the “2025 Special Dividend”) of $0.80 per share to the holders of our Class A common stock. The 2025 Special Dividend of $120.1 million was paid on April 3, 2025 to holders of the Class A common stock of record as of the close of business on March 20, 2025. This amount is reflected within the ‘Distributions to other unit holders (members of Holdings)’ line item on the Condensed Consolidated Statements of Cash Flows.

Revenue Recognition

Gain on sale of loans, net — includes all components related to the origination and sale of mortgage loans, including (1) net gain on sale of loans, which represents the premium we receive in excess of the loan principal amount and certain fees charged by investors upon sale of loans into the secondary market, (2) loan origination fees (credits), points and certain costs, (3) provision for or benefit from investor reserves, (4) the change in fair value of interest rate locks and loans held for sale, (5) the gain or loss on forward commitments hedging loans held for sale and interest rate lock commitments ("IRLCs") and (6) the fair value of originated MSRs. An estimate of the Gain on sale of loans, net is recognized at the time an IRLC is issued, net of a pull-through factor. Subsequent changes in the fair value of IRLCs and mortgage loans held for sale are recognized in current period earnings. When the mortgage loan is sold into the secondary market, any difference between the proceeds received and the current fair value of the loan is recognized in current period earnings in Gain on sale of loans, net. Fair value of originated MSRs represents the estimated fair value of MSRs related to loans which we have sold and retained the right to service.

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

The following significant revenue streams fall within the scope of ASC 606, Revenue from Contracts with Customers and are disaggregated hereunder. The remaining revenue streams within the scope of ASC 606 are immaterial, both individually and in aggregate.

Rocket Money subscription revenue — The Company recognizes subscription revenue ratably over the contract term beginning on the commencement date of each contract. We have determined that subscriptions represent a stand-ready obligation to perform over the subscription term. These performance obligations are satisfied over time as the customer simultaneously receives and consumes the benefits. Contracts are one month to one year in length. Subscription revenues were $86,901 and $65,578 for the three months ended June 30, 2025 and 2024, respectively and $171,422 and $126,169 for the six months ended June 30, 2025 and 2024, respectively.

Rocket Close closing fees — The Company recognizes closing fees for non-recurring services provided in connection with the origination of the loan. These fees are recognized at the time of loan closing for purchase transactions or at the end of a client's three-day rescission period for refinance transactions, which represents the point in time the loan closing services performance obligation is satisfied. The consideration received for closing services is a fixed fee per loan that varies by state and loan type. Closing fees were $31,980 and $24,314 for the three months ended June 30, 2025 and 2024, respectively and $56,411 and $45,826 for the six months ended June 30, 2025 and 2024, respectively.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Thousands, Except Per Share Amounts or Unless Otherwise Noted)
Rocket Close appraisal revenue — The Company recognizes appraisal revenue when the appraisal service is completed. The Company may choose to deliver appraisal services directly to its client or subcontract such services to a third-party licensed and/or certified appraiser. In instances where the Company performs the appraisal, revenue is recognized as the gross amount of consideration received at a fixed price per appraisal. The Company is an agent in instances where a third-party appraiser is involved in the delivery of appraisal services and revenue is recognized net of third-party appraisal expenses. Appraisal revenue was $10,408 and $9,473 for the three months ended June 30, 2025 and 2024, respectively and $18,947 and $18,330 for the six months ended June 30, 2025 and 2024, respectively.

Rocket Homes real estate network referral fees — The Company recognizes real estate network referral fee revenue based on arrangements with partner agencies contingent on the closing of a transaction. As this revenue stream is variable, and is contingent on the successful transaction close, the revenue is constrained until the occurrence of the transaction. At this point, the constraint on recognizing revenue is deemed to have been lifted and revenue is recognized for the consideration expected to be received. Real estate network referral fees were $14,977 and $15,424 for the three months ended June 30, 2025 and 2024, respectively and $25,277 and $26,294 for the six months ended June 30, 2025 and 2024, respectively.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. We maintain our bank accounts with a relatively small number of high-quality financial institutions.

Restricted cash as of June 30, 2025 and 2024 consisted of cash on deposit for a repurchase facility, client application deposits, title premiums collected from the insured that are due to the underwriter, and principal and interest received in collection accounts for purchased assets. During the period ended June 30, 2025, the Company closed its offering of $2.0 billion aggregate principal amount of 6.125% senior notes due 2030 and $2.0 billion aggregate principal amount of 6.375% senior notes due 2033.

	June 30,
	2025	2024
Cash and cash equivalents	$5,090,631	$1,309,494
Restricted cash	22,691	27,764
Total cash, cash equivalents and restricted cash in the statement of cash flows	$5,113,322	$1,337,258

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

Variable Interest Entities

As of June 30, 2025, the Company's consolidated financial statements reflect the Company's wholly-owned subsidiaries and variable interest entities ("VIE") in which the Company is the primary beneficiary. Refer to the Basis of Presentation and Consolidation above for further details relating to how the Company reported its VIEs prior to the Up-C Collapse.

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

Accounting Standards Issued but Not Yet Adopted

In December 2023, the FASB issued Accounting Standard Update ("ASU") 2023-09: Income Taxes (Topic 740) – Improvements to Income Tax Disclosures. The new guidance requires additional disclosures relating to the tax rate reconciliation and the income taxes paid information. The guidance is effective for fiscal years beginning after December 15, 2024. The Company is in the process of evaluating the requirements of the update, which is expected to result in expanded disclosures upon adoption.

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

2. Acquisitions

Redfin Acquisition

Effective July 1, 2025, the Company completed the previously announced agreement to purchase Redfin Corporation, a residential real estate brokerage company headquartered in Seattle and incorporated in Delaware, in an all-stock transaction (the “Redfin Acquisition”) in which Redfin shareholders received 0.7926 shares of our Class A common stock per share of Redfin common stock. The Company issued approximately 103,391,679 shares of Class A common stock to shareholders of Redfin. Preliminary transaction consideration is estimated to be $1.8 billion, including the estimated fair value of Rocket Class A common stock, the estimated fair value of converted Redfin equity awards for services rendered in the precombination period, and cash paid to settle term loan and accrued interest. Redfin will continue as a wholly owned subsidiary of the Company. The Company is in the process of completing the purchase accounting. The acquisition will be accounted for as a business combination under ASC 805, Business Combinations and will be reflected in the Company's consolidated financial statements for the period ended September 30, 2025.

Pending Mr. Cooper Acquisition

On March 31, 2025, the Company entered into an agreement to purchase Mr. Cooper Group Inc., a Delaware corporation (“Mr. Cooper”), in an all-stock transaction (the “Mr. Cooper Acquisition”) in which Mr. Cooper shareholders will receive 11.00 shares of our Class A common stock per share of Mr. Cooper common stock. Mr. Cooper is the country's largest residential mortgage servicer, headquartered in Coppell, Texas, with reported total assets of $18 billion based on their balance sheet at June 30, 2025. The Company anticipates this transaction will be completed in the fourth quarter of 2025, subject to regulatory approval and the satisfaction of other customary closing conditions set forth in the Mr. Cooper Merger Agreement.

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

The following is a description of measurement techniques for items recorded at fair value on a recurring basis. There were no material items recorded at fair value on a nonrecurring basis as of June 30, 2025 or December 31, 2024.

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

Derivative assets and liabilities: The fair value of IRLCs is based on current market prices of securities backed by similar mortgage loans (as determined above under mortgage loans held for sale), net of costs to close the loans, subject to the estimated loan funding probability, or “pull-through factor”. Given the significant and unobservable nature of the pull-through factor, IRLCs are classified as Level 3. The Company’s Forward commitments are valued based on quoted prices for similar assets in an active market with inputs that are observable and are classified within Level 2 of the valuation hierarchy. The Company’s Treasury futures are valued based on quoted prices for similar assets in an active market with inputs that are observable and are classified within Level 1 of the valuation hierarchy.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The table below shows a summary of financial statement items that are measured at estimated fair value on a recurring basis, including assets measured under the fair value option. There were no material transfers of assets or liabilities recorded at fair value on a recurring basis between Levels 1, 2 or 3 during the six months ended June 30, 2025 or the year ended December 31, 2024.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Thousands, Except Per Share Amounts or Unless Otherwise Noted)

	Level 1	Level 2	Level 3	Total
Balance at June 30, 2025
Assets:
Mortgage loans held for sale (1)	$—	$10,916,212	$252,479	$11,168,691
Derivative assets:
IRLCs	—	—	304,543	304,543
Forward commitments	—	9,916	—	9,916
Treasury futures	77,311	—	—	77,311
MSRs	—	—	7,566,632	7,566,632
Investment securities (2)	—	42,298	—	42,298
Non-mortgage loans held for sale (2)	—	—	469,167	469,167
Assets of the consolidated CFE (2)	—	—	214,798	214,798
Total assets	$77,311	$10,968,426	$8,807,619	$19,853,356
Liabilities:
Derivative liabilities:
Forward commitments	$—	$163,870	$—	$163,870
Liabilities of the consolidated CFE (2)	—	—	182,173	182,173
Total liabilities	$—	$163,870	$182,173	$346,043

Balance at December 31, 2024
Assets:
Mortgage loans held for sale (1)	$—	$8,778,087	$242,089	$9,020,176
Derivative assets:
IRLCs	—	—	103,101	103,101
Forward commitments	—	89,332	—	89,332
MSRs	—	—	7,633,371	7,633,371
Investment securities (2)	—	40,841	—	40,841
Non-mortgage loans held for sale (2)	—	—	261,702	261,702
Assets of the consolidated CFE (2)	—	—	112,238	112,238
Total assets	$—	$8,908,260	$8,352,501	$17,260,761
Liabilities:
Derivative liabilities:
Forward commitments	$—	$11,209	$—	$11,209
Liabilities of the consolidated CFE (2)	—	—	92,650	92,650
Total liabilities	$—	$11,209	$92,650	$103,859

(1)    As of June 30, 2025 and December 31, 2024, $103.6 million and $114.5 million, respectively, of unpaid principal balance of the Level 3 mortgage loans held for sale were 90 days or more delinquent and were considered in non-accrual status. The fair value of these Level 3 mortgage loans held for sale was $87.9 million and $99.7 million as of June 30, 2025 and December 31, 2024, respectively.

(2)    Included in Other assets and Other liabilities, respectively, on the Condensed Consolidated Balance Sheets.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Thousands, Except Per Share Amounts or Unless Otherwise Noted)

The following tables present the quantitative information about material recurring Level 3 fair value financial instruments and the fair value measurements as of:

	June 30, 2025		December 31, 2024
Unobservable Input	Range	Weighted Average	Range	Weighted Average
Mortgage loans held for sale
Model pricing	69.2% - 104.0%	91.4%	69.3% - 103.6%	89.0%
IRLCs
Pull-through probability	0.0% - 100.0%	75.9%	0.0% - 100.0%	73.2%
MSRs
Discount rate	9.5% - 12.5%	9.9%	9.5% - 12.5%	9.9%
Conditional prepayment rate	6.7% - 76.6%	7.7%	6.7% - 21.8%	7.6%
Non-mortgage loans held for sale
Discount rate	8.0% - 9.3%	8.1%	8.0% - 9.3%	8.1%
Assets and Liabilities of the consolidated CFE
Discount rate	8.0% - 8.0%	8.0%	8.0% - 8.0%	8.0%
The table below presents a reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for the three and six months ended June 30, 2025 and 2024. Mortgage servicing rights are also classified as a Level 3 asset measured at fair value on a recurring basis and its reconciliation is found in Note 4, Mortgage Servicing Rights.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Thousands, Except Per Share Amounts or Unless Otherwise Noted)

	Mortgage Loans Held for Sale	IRLCs	Non-Mortgage Loans Held for Sale	Assets of the consolidated CFE	Liabilities of the consolidated CFE
Balance at March 31, 2025	$235,955	$283,388	$343,407	$148,103	$119,180
Transfers in (1)	184,347	—	176,237	99,407	80,289
Transfers out/principal reductions (1)	(152,323)	—	(47,746)	(29,090)	(17,296)
Net transfers and revaluation gains	—	21,155	—	—	—
Total losses included in Net income (loss) for assets held at the end of the reporting date	(15,500)	—	(2,731)	(3,622)	—
Balance at June 30, 2025	$252,479	$304,543	$469,167	$214,798	$182,173

Balance at March 31, 2024	$385,786	$202,873	$197,661	$—	$—
Transfers in (1)	108,566	—	104,143	—	—
Transfers out/principal reductions (1)	(139,822)	—	(32,711)	—	—
Net transfers and revaluation losses	—	(32,492)	—	—	—
Total (losses) gains included in Net income (loss) for assets held at the end of the reporting date	(2,677)	—	367	—	—
Balance at June 30, 2024	$351,853	$170,381	$269,460	$—	$—

Balance at December 31, 2024	$242,089	$103,101	$261,702	$112,238	$92,650
Transfers in (1)	297,693	—	298,107	156,172	125,198
Transfers out/principal reductions (1)	(268,522)	—	(85,523)	(49,069)	(35,675)
Net transfers and revaluation gains	—	201,442	—	—	—
Total losses included in Net income (loss) for assets held at the end of the reporting date	(18,781)	—	(5,119)	(4,543)	—
Balance at June 30, 2025	$252,479	$304,543	$469,167	$214,798	$182,173

Balance at December 31, 2023	$438,518	$132,870	$163,018	$—	$—
Transfers in (1)	217,736	—	164,439	—	—
Transfers out/principal reductions (1)	(295,537)	—	(56,408)	—	—
Net transfers and revaluation gains	—	37,511	—	—	—
Total losses included in Net income (loss) for assets held at the end of the reporting date	(8,864)	—	(1,589)	—	—
Balance at June 30, 2024	$351,853	$170,381	$269,460	$—	$—
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
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Thousands, Except Per Share Amounts or Unless Otherwise Noted)
Fair Value Option

The following is the estimated fair value and UPB of mortgage loans held for sale, non-mortgage loans held for sale and assets of the consolidated CFE that have contractual principal amounts and for which the Company has elected the fair value option. The fair value option was elected for these assets as the Company believes fair value best reflects their expected future economic performance:

	Fair Value	Principal Amount Due Upon Maturity	Difference (1)
Balance at June 30, 2025
Mortgage loans held for sale	$11,168,691	$10,816,823	$351,868
Non-mortgage loans held for sale	$469,167	$472,706	$(3,539)
Assets of the consolidated CFE	$214,798	$215,321	$(523)

Balance at December 31, 2024
Mortgage loans held for sale	$9,020,176	$8,889,199	$130,977
Non-mortgage loans held for sale	$261,702	$268,877	$(7,175)
Assets of the consolidated CFE	$112,238	$112,370	$(132)

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

	June 30, 2025		December 31, 2024
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior Notes, due 10/15/2026	$1,147,144	$1,123,010	$1,146,001	$1,091,385
Senior Notes, due 1/15/2028	61,663	58,971	61,596	58,912
Senior Notes, due 3/1/2029	746,324	713,768	745,823	680,295
Senior Notes, due 8/1/2030	1,979,300	2,038,300	—	—
Senior Notes, due 3/1/2031	1,242,340	1,160,475	1,241,663	1,093,100
Senior Notes, due 8/1/2033	1,979,259	2,048,440	—	—
Senior Notes, due 10/15/2033	844,195	760,393	843,843	708,195
Total Senior Notes, net	$8,000,225	$7,903,357	$4,038,926	$3,631,887

The fair value of Senior Notes was calculated using the observable bond price at June 30, 2025 and December 31, 2024, respectively. The Senior Notes are classified as Level 2 in the fair value hierarchy.

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

The following table summarizes changes to the MSR assets:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Fair value, beginning of period	$7,349,978	$6,691,341	$7,633,371	$6,439,787
MSRs originated	343,525	345,545	607,952	568,342
MSRs sales	(55,185)	(74,395)	(199,571)	(125,739)
MSRs purchases	177,504	314,543	223,579	331,238
Changes in fair value (1)
Due to changes in valuation model inputs or assumptions	(24,912)	74,988	(284,392)	302,357
Due to collection/realization of cash flows	(224,278)	(189,332)	(414,307)	(353,295)
Total changes in fair value	(249,190)	(114,344)	(698,699)	(50,938)
Fair value, end of period	$7,566,632	$7,162,690	$7,566,632	$7,162,690

(1)    Reflects changes in market interest rates and assumptions, including discount rates and prepayment speeds, and the gains or losses on sales of MSRs during the applicable period. It does not include the change in fair value of derivatives that economically hedge MSRs or the effects of contractual prepayment protection resulting from sales or purchases of MSRs.

The Company retains the right to service a majority of these loans upon sale through ownership of servicing rights. The total UPB of mortgage loans serviced, excluding subserviced loans, at June 30, 2025 and December 31, 2024 was $537,515,176 and $525,517,829, respectively. The portfolio primarily consists of high-quality performing agency and government (FHA and VA) loans. As of June 30, 2025 and December 31, 2024, delinquent loans (defined as 60-plus days past-due) were 1.32% and 1.54%, respectively, of our total portfolio.

The following is a summary of the weighted average discount rate and prepayment speed assumptions used to determine the fair value of MSRs as well as the expected life of the loans in the servicing portfolio:

	June 30, 2025	December 31, 2024
Discount rate	9.9%	9.9%
Prepayment speeds	7.7%	7.6%
Life (in years)	7.75	7.82

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

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Thousands, Except Per Share Amounts or Unless Otherwise Noted)
The following sensitivity analysis shows the potential impact on the fair value of the Company’s MSRs based on hypothetical changes in key assumptions, including the discount rate and prepayment speeds:

	Discount Rate		Prepayment Speeds
	100 BPS Adverse Change	200 BPS Adverse Change	10% Adverse Change	20% Adverse Change
June 30, 2025
Mortgage servicing rights	$(323,677)	$(621,221)	$(230,726)	$(451,022)
December 31, 2024
Mortgage servicing rights	$(332,019)	$(636,988)	$(202,607)	$(416,387)

5. Mortgage Loans Held for Sale

The Company sells substantially all of its originated mortgage loans into the secondary market. Mortgage loans held for sale are loans originated that are expected to be sold into the secondary market. Below is a roll forward of the activity in mortgage loans held for sale:

	Six Months Ended June 30,
	2025	2024
Balance at the beginning of period	$9,020,176	$6,542,232
Disbursements of mortgage loans held for sale	50,011,643	44,161,571
Proceeds from sales of mortgage loans held for sale	(48,759,374)	(41,925,218)
Gain on sale of mortgage loans excluding fair value of other financial instruments, net (1)	896,246	708,337
Balance at the end of period	$11,168,691	$9,486,922

(1)    The Gain on sale of loans excluding fair value of MSRs, net on the Condensed Consolidated Statements of Cash Flows includes income related to interest rate lock commitments, forward commitments and provision for investor reserves.

Credit Risk

The Company is subject to credit risk associated with mortgage loans that it purchases and originates during the period of time prior to the sale of these loans. The Company considers credit risk associated with these loans to be minimal as it holds the loans for a short period of time, which for the six months ended June 30, 2025 is generally less than 45 days from the date of borrowing, and the market for these loans continues to be highly liquid. The Company is also subject to credit risk associated with mortgage loans it has repurchased as a result of breaches of representations and warranties during the period of time between repurchase and resale.

6. Borrowings

The Company maintains various funding facilities, financing facilities and unsecured senior notes, as shown in the tables below. Interest rates typically have two main components; a base rate - most commonly SOFR, which is sometimes subject to a minimum floor, plus a spread. Some funding facilities have a commitment fee, which can be up to 50 basis points per year. The commitment fee charged by lenders is calculated based on the committed line amount multiplied by a negotiated rate. The Company is required to maintain certain covenants, including minimum tangible net worth, minimum liquidity, maximum total debt or liabilities to net worth ratio, pretax net income requirements and other customary debt covenants, as defined in the agreements. The Company was in compliance with all covenants as of June 30, 2025 and December 31, 2024.

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

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Thousands, Except Per Share Amounts or Unless Otherwise Noted)
Mortgage Funding Facilities

Facility Type	Collateral	Maturity	Line Amount	Committed Line Amount	Outstanding Balance as of June 30, 2025	Outstanding Balance as of December 31, 2024
Mortgage Loan funding:
1) Master Repurchase Agreement (1)(10)	Mortgage loans held for sale (9)	11/24/2026	$1,000,000	$100,000	$974,854	$406,484
2) Master Repurchase Agreement (2)(10)	Mortgage loans held for sale (9)	N/A	N/A	N/A	—	10,853
3) Master Repurchase Agreement (3)(10)	Mortgage loans held for sale (9)	4/24/2026	1,500,000	250,000	245,455	252,133
4) Master Repurchase Agreement (10)	Mortgage loans held for sale (9)	10/1/2026	2,500,000	250,000	2,037,740	601,904
5) Master Repurchase Agreement (4)(10)	Mortgage loans held for sale (9)	12/10/2026	1,500,000	250,000	168,606	106,686
6) Master Repurchase Agreement (10)	Mortgage loans held for sale (9)	10/2/2026	800,000	100,000	551,351	764,342
7) Master Repurchase Agreement (10)	Mortgage loans held for sale (9)	12/23/2026	1,500,000	100,000	1,448,748	1,400,097
8) Master Repurchase Agreement (5)(10)	Mortgage loans held for sale (9)	6/11/2027	3,000,000	250,000	485,965	1,015,035
9) Master Repurchase Agreement (10)	Mortgage loans held for sale (9)	6/11/2027	1,000,000	100,000	974,564	730,410
10) Master Repurchase Agreement (10)	Mortgage loans held for sale (9)	10/2/2026	1,500,000	200,000	1,057,982	566,905
			$14,300,000	$1,600,000	$7,945,265	$5,854,849
Mortgage Loan Early Funding:
11) Early Funding Facility (6)(10)	Mortgage loans held for sale (9)	(6)	$5,000,000	$—	$859,829	$402,462
12) Early Funding Facility (7)(10)	Mortgage loans held for sale (9)	(7)	2,000,000	—	340,888	290,475
			7,000,000	—	1,200,717	692,937

Total Mortgage Funding Facilities			$21,300,000	$1,600,000	$9,145,982	$6,547,786

Personal Loan funding:
13) Revolving Credit and Security Agreement (8)(11)	Personal loans held for sale	N/A	N/A	N/A	$—	$160,400
14) Revolving Credit and Security Agreement (11)	Personal loans held for sale	8/19/2027	200,000	200,000	181,394	—
15) Credit and Security Agreement (11)	Personal loans held for sale	3/5/2029	135,274	135,274	135,274	—
16) Revolving Credit and Security Agreement(11)	Personal loans held for sale	12/20/2026	175,000	175,000	19,130	—
Total Personal Loan Funding Facilities			510,274	510,274	335,798	160,400

Total Funding Facilities			$21,810,274	$2,110,274	$9,481,780	$6,708,186

(1)    This facility also includes a $150,000 sublimit for early buy out financing; capacity is fully fungible and is not restricted by these allocations.

(2)    This facility was voluntarily terminated in June 2025.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Thousands, Except Per Share Amounts or Unless Otherwise Noted)
(3)    This facility has a 12-month initial term, which can be extended for 3-months at each subsequent 3-month anniversary from the initial start date. Subsequent to June 30, 2025, this facility was extended to July 24, 2026.

(4)    This facility also includes a $1,500,000 sublimit for MSR financing; capacity is fully fungible and is not restricted by these allocations.

(5)    This facility is a sublimit of Early Buy out Financing Facility 6, found below in Financing Facilities. Refer to Subfootnote 4, Financing Facilities for additional details regarding this facility.

(6)    This facility is an evergreen agreement with no stated termination or expiration date. This agreement can be terminated by either party upon written notice.

(7)    This facility will be reviewed every 90 days. This facility is an evergreen agreement with no stated termination or expiration date. This agreement can be terminated by either party upon written notice.

(8)    This facility was voluntarily terminated in March 2025.

(9)    The Company has multiple borrowing facilities in the form of asset sales under agreements to repurchase. These borrowing facilities are secured by mortgage loans held for sale at fair value as the first priority security interest.

(10)    The interest rates charged by lenders on mortgage funding facilities included the applicable base rate plus a spread ranging from 1.00% to 1.63% for the six months ended June 30, 2025 and 1.00% to 1.80% for the year ended December 31, 2024.

(11)    The interest rates charged by lenders on personal loan funding facilities included the applicable base rate plus a spread ranging from 0.80% to 2.30% for the six months ended June 30, 2025 and 1.15% for the year ended December 31, 2024.

Financing Facilities

Facility Type	Collateral	Maturity	Line Amount	Committed Line Amount	Outstanding Balance as of June 30, 2025	Outstanding Balance as of December 31, 2024
Line of Credit Financing Facilities
1) Unsecured line of credit (1)	—	N/A	N/A	N/A	$—	$—
2) Unsecured line of credit (1)	—	N/A	N/A	N/A	—	—
3) Revolving credit facility (2)(6)	—	7/3/2028	1,150,000	1,150,000	—	—
4) MSR line of credit (6)	MSRs	11/7/2025	500,000	—	—	—
5) MSR line of credit (3)(6)	MSRs	12/10/2026	1,500,000	250,000	—	—
			$3,150,000	$1,400,000	$—	$—
Early Buyout Financing Facility
6) Early buy out facility (4)(6)	Loans/ Advances	6/11/2027	$3,000,000	$250,000	$67,532	$92,949
7) Early buy out facility (5)(6)	Loans/ Advances	11/24/2026	150,000	100,000	—	—
			$3,150,000	$350,000	$67,532	$92,949
(1)    Refer to Note 7, Transactions with Related Parties for additional details regarding this unsecured line of credit. These facilities were voluntarily terminated in June 2025.

(2)    Upon satisfaction of certain conditions specified in the agreement governing this facility, including the closing of the Mr. Cooper Acquisition among other things, this facility upsizes to $2,300,000.

(3)    This facility is a sublimit of Master Repurchase Agreement 5, found above in Funding Facilities. Refer to Subfootnote 4, Funding Facilities for additional details regarding this financing facility.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Thousands, Except Per Share Amounts or Unless Otherwise Noted)
(4)    This facility includes a $3,000,000 sublimit for newly originated mortgage loans held for sale; capacity is fully fungible and is not restricted by these allocations.

(5)    This facility is a sublimit of Master Repurchase Agreement 1, found above in Funding Facilities. Refer to Subfootnote 1, Funding Facilities for additional details regarding this financing facility.

(6)    The interest rates charged by lenders on the financing facilities included the applicable base rate, plus a spread ranging from 1.45% to 3.25% for the six months ended June 30, 2025 and the year ended December 31, 2024.

Unsecured Senior Notes

Facility Type	Maturity	Interest Rate	Outstanding Principal June 30, 2025	Outstanding Principal December 31, 2024
Unsecured Senior Notes (1)	10/15/2026	2.875%	$1,150,000	$1,150,000
Unsecured Senior Notes (2)	1/15/2028	5.250%	61,985	61,985
Unsecured Senior Notes (3)	3/1/2029	3.625%	750,000	750,000
Unsecured Senior Notes (4)	8/1/2030	6.125%	2,000,000	—
Unsecured Senior Notes (5)	3/1/2031	3.875%	1,250,000	1,250,000
Unsecured Senior Notes (6)	8/1/2033	6.375%	2,000,000	—
Unsecured Senior Notes (7)	10/15/2033	4.000%	850,000	850,000
Total Senior Notes			$8,061,985	$4,061,985

Weighted Average Interest Rate			4.91%	3.59%

(1)    The 2026 Senior Notes are unsecured obligation notes with no asset required to pledge for this borrowing. Unamortized debt issuance costs are presented net against the Senior Notes reducing the $1,150,000 carrying amount on the Condensed Consolidated Balance Sheets by $2,856 and $3,999 as of June 30, 2025 and December 31, 2024, respectively.

(2)    The 2028 Senior Notes are unsecured obligation notes with no asset required to pledge for this borrowing. Unamortized debt issuance costs and discounts are presented net against the Senior Notes reducing the $61,985 carrying amount on the Condensed Consolidated Balance Sheets by $176 and $146 as of June 30, 2025, respectively, and $212 and $177, as of December 31, 2024, respectively.

(3)    The 2029 Senior Notes are unsecured obligation notes with no asset required to pledge for this borrowing. Unamortized debt issuance costs are presented net against the Senior Notes reducing the $750,000 carrying amount on the Condensed Consolidated Balance Sheets by $3,676 and $4,177 as of June 30, 2025 and December 31, 2024, respectively.

(4)    The 2030 Senior Notes are unsecured obligation notes with no asset required to pledge for this borrowing. Unamortized debt issuance costs are presented net against the Senior Notes reducing the $2,000,000 carrying amount on the Condensed Consolidated Balance Sheets by $20,700 as of June 30, 2025.

(5)    The 2031 Senior Notes are unsecured obligation notes with no asset required to pledge for this borrowing. Unamortized debt issuance costs are presented net against the Senior Notes reducing the $1,250,000 carrying amount on the Condensed Consolidated Balance Sheets by $7,660 and $8,337 as of June 30, 2025 and December 31, 2024, respectively.

(6)    The 2033 Senior Notes are unsecured obligation notes with no asset required to pledge for this borrowing. Unamortized debt issuance costs are presented net against the Senior Notes reducing the $2,000,000 carrying amount on the Condensed Consolidated Balance Sheets by $20,741 as of June 30, 2025.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Thousands, Except Per Share Amounts or Unless Otherwise Noted)
(7)    The 2033 Senior Notes are unsecured obligation notes with no asset required to pledge for this borrowing. Unamortized debt issuance costs are presented net against the Senior Notes reducing the $850,000 carrying amount on the Condensed Consolidated Balance Sheets by $5,805 and $6,157 as of June 30, 2025 and December 31, 2024, respectively.

Refer to Note 3, Fair Value Measurements for information pertaining to the fair value of the Company’s debt as of June 30, 2025 and December 31, 2024.

Bridge Loan Commitment

The consummation of the Mr. Cooper Acquisition will trigger change of control provisions in the Mr. Cooper unsecured senior notes that will require Mr. Cooper or a third party, shortly after the closing of the Mr. Cooper Acquisition, to offer to repay such indebtedness. Consequently, Rocket entered into a commitment letter, dated as of March 31, 2025, with commitment parties, pursuant to which the parties have committed to provide a 364-day senior unsecured bridge term loan facility (the “Bridge Facility”) with capacity of up to $4.95 billion. The Company incurred $38.3 million in debt financing fees for the six months ended June 30, 2025, which were capitalized as prepaid expenses in Other assets on the Company’s Condensed Consolidated Balance Sheets and are recognized as interest expense on a straight-line basis, which approximates the effective interest method, until the expected issuance date for permanent financing.

On June 5, 2025, Rocket entered into a Purchase Agreement with certain purchasers, pursuant to which Rocket obtained on June 20, 2025 permanent financing in the form of $2.0 billion aggregate principal amount of 6.125% senior notes due 2030 and $2.0 billion aggregate principal amount of 6.375% senior notes due 2033. As a result, the Bridge Facility commitment amount was reduced to $950 million. Further, Rocket expects the Bridge Facility commitment amount will be reduced to zero and terminated through upcoming redemptions or amendments of Mr. Cooper’s senior notes. There were no borrowings under the Bridge Facility as of June 30, 2025.

The Bridge Facility contains various financial and operational covenants that would have been applicable to any borrowings under the Bridge Facility and that are usual and customary for such arrangements. If such covenants were in effect, the Company would have been in compliance with all of these covenants as of June 30, 2025.

7. Transactions with Related Parties

The Company has entered into various transactions and agreements with RHI, its subsidiaries, certain other affiliates and related parties (collectively, “Related Parties”). These transactions include providing financing and services as well as obtaining financing and services from these Related Parties.

Financing Arrangements

During the period ended June 30, 2025, the Company terminated two lines of credit with RHI. The lines of credit had a borrowing capacity of $2,000,000 (“RHI Line of Credit”) and $100,000 (“RHI 2nd Line of Credit”), respectively. The Company did not draw on the lines and there were no outstanding amounts due as of June 30, 2025 and December 31, 2024. Refer to the 2024 Form 10-K for further details regarding these financing arrangements.

RHI and RTIC were parties to a surplus debenture, effective as of December 28, 2015, and as further amended and restated on July 31, 2023 (the “RHI/RTIC Debenture”), pursuant to which RTIC was indebted to RHI for an aggregate principal amount of $21,500. Interest under the RHI/RTIC Debenture accrued at an annual rate of 8%. Principal and interest under the RHI/RTIC Debenture were due and payable quarterly, in each case subject to RTIC achieving a certain amount of surplus and payments of all interest before principal payments began. RTIC repaid an aggregate of zero and $429 for the three months ended June 30, 2025 and 2024, respectively and $28,792 and $862 for the six months ended June 30, 2025 and 2024, respectively. The total amount of interest accrued was zero and $429 for the three months ended June 30, 2025 and 2024, respectively and $278 and $858 for the six months ended June 30, 2025 and 2024, respectively. The aggregate amount due to RHI was paid in full on February 28, 2025 and the RHI/RTIC Debenture was terminated. The aggregate amount outstanding due to RHI was $28,514 as of December 31, 2024.

The Notes receivable and due from affiliates was $15,281 and $14,245 as of June 30, 2025 and December 31, 2024, respectively. The Notes payable and due to affiliates was $2,818 and $31,280 as of June 30, 2025 and December 31, 2024, respectively.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Thousands, Except Per Share Amounts or Unless Otherwise Noted)

Services, Products and Other Transactions

We have entered into transactions and agreements to provide certain services to Related Parties. We recognized revenue of $1,116 and $1,613 for the three months ended June 30, 2025 and 2024, respectively and $2,549 and $3,260 for the six months ended June 30, 2025 and 2024, respectively, for the performance of these services, which was included in Other income on the Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss). We have also entered into transactions and agreements to purchase certain services, products and other transactions from Related Parties. We incurred expenses of $589 and $784, which are included in Salaries, commissions and team member benefits; $12,329 and $12,611, which are included in General and administrative expenses; and $3,410 and $1,672, which are included in Marketing and advertising expenses, for the three months ended June 30, 2025 and 2024, respectively, on the Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss). We incurred expenses of $1,345 and $1,409, which are included in Salaries, commissions and team member benefits; $23,002 and $24,833, which are included in General and administrative expenses; and $6,059 and $5,302, which are included in Marketing and advertising expenses, for the six months ended June 30, 2025 and 2024, respectively, on the Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss).

The Company has also entered into a Tax Receivable Agreement with related parties as described further in Note 8, Income Taxes.

Lease Transactions with Related Parties

The Company is a party to lease agreements for certain offices, including our headquarters in Detroit, with various affiliates of Bedrock Management Services LLC (“Bedrock”), a related party, and other related parties of the Company. The Company incurred expenses related to these arrangements of $18,826 and $18,727 for the three months ended June 30, 2025 and 2024, respectively and $37,070 and $38,298 for the six months ended June 30, 2025 and 2024, respectively. These amounts are included in General and administrative expenses on the Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss).

8. Income Taxes

The Company had an income tax benefit of $9,827 on Income before income taxes of $24,262 and income tax expense of $14,117 on Income before income taxes of $192,042 for the three months ended June 30, 2025 and 2024, respectively. The Company had an income tax benefit of $20,484 on Loss before income taxes of $198,841 and income tax expense of $21,773 on Income before income taxes of $490,412 for the six months ended June 30, 2025 and 2024, respectively. The Company’s income tax expense varies from the expense that would be expected based on statutory rates due principally to its organizational structure, changes in its deferred tax rate, valuation allowances for deferred tax benefits the Company does not believe are more likely than not to be realized and changes in the assessment of the realizability of certain deferred tax benefits.

For the three and six months ended June 30, 2025, the Company utilized the discrete effective tax rate method, treating the year-to-date period as if it was the annual period to calculate its interim income tax provision, as allowed by ASC 740-270-30-18, Income Taxes-Interim Reporting. The Company concluded it could not use the estimated annual effective tax rate method as it could not calculate a reliable estimate of the annual effective tax rate due to it being highly sensitive to insignificant changes in the forecasted amounts.

Rocket Limited Partnership is a partnership for U.S. federal tax purposes and in most applicable jurisdictions for state and local income tax purposes. As a partnership, Rocket Limited Partnership is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by Rocket Limited Partnership is passed through and included in the taxable income or loss of its members, including Rocket Companies, in accordance with the terms of the limited partnership agreement of Rocket Limited Partnership. Rocket Companies is a C Corporation and is subject to U.S. federal, state, and local income taxes with respect to its allocable share of any taxable income of Rocket Limited Partnership.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Thousands, Except Per Share Amounts or Unless Otherwise Noted)
Prior to the Up-C Collapse, Rocket Companies owned only a portion of Holdings Units. Through the Up-C Collapse and conversion of Holdings to Rocket Limited Partnership, Rocket Companies acquired the Limited Partnership interests ("LP Units") held by Rocket Companies’ chairman and RHI ("LLC Members") which have a book basis that is higher than the tax basis in the investment of Holdings. This basis difference decreased the Company’s Deferred tax asset, net of valuation allowance by $397,069 and increased the Company’s Deferred tax liability by $831,772, resulting in a corresponding adjustment to Additional paid-in capital of $1,228,841 as a direct result of the transaction. After the Up-C Collapse and the conversion of Holdings to Rocket Limited Partnership, the Company holds, indirectly, 100% of the voting and economic interests of Rocket Limited Partnership.

Several subsidiaries of Rocket Limited Partnership, such as Rocket Mortgage, Rocket Close and other subsidiaries, are single member LLC entities. As single member LLCs of Rocket Limited Partnership, all taxable income or loss generated by these subsidiaries passes through and is included in the income or loss of Rocket Limited Partnership. A provision for state and local income taxes is required for certain jurisdictions that tax single member LLCs as regarded entities. Other subsidiaries of Rocket Limited Partnership, such as Rocket Title Insurance Company, LMB Mortgage Services and others, are treated as C Corporations and separately file and pay taxes apart from Rocket Limited Partnership in various jurisdictions including U.S. federal, state, local and Canada.

Tax Receivable Agreement

The Company has a Tax Receivable Agreement (the “Tax Receivable Agreement”) with the LLC Members (or their transferees or other assignees) that will obligate the Company to make payments to the LLC Members (or their transferees or other assignees) generally equal to 90% of the applicable cash tax savings that the Company actually realizes or in some cases is deemed to realize as a result of the tax attributes generated by (i) certain increases in our allocable share of the tax basis in Holdings’ assets resulting from (a) the purchases of Holdings Units from the LLC Members (or their transferees of Holdings Units or other assignees), (b) exchanges by the LLC Members (or their transferees of Holdings Units or other assignees) of Holdings Units for cash or shares as applicable, or (c) payments under the Tax Receivable Agreement; (ii) tax benefits related to imputed interest deemed arising as a result of payments made under the Tax Receivable Agreement and (iii) disproportionate allocations (if any) of tax benefits to Holdings as a result of section 704(c) of the Code that relate to the reorganization transactions. The Company will retain the benefit of the remaining 10% of these tax savings.

As part of the Up-C Collapse, the Tax Receivable Agreement between the Company and the LLC Members was amended. The Tax Receivable Agreement was amended to not apply to any exchanges, including for the avoidance of doubt, any Holdings Units exchanged as part of the Up-C Collapse, that occur on or following March 9, 2025. RHI contributed its rights to receive payments under the Tax Receivable Agreement in respect of RHI’s prior exchanges to RHI II, LLC, and RHI II, LLC completed a joinder to the Tax Receivable Agreement and became party to the Tax Receivable Agreement.

A payment of $749 was made to the LLC Members pursuant to the Tax Receivable Agreement during the six months ended June 30, 2025. No payment was made to the LLC Members pursuant to the Tax Receivable Agreement during the three months ended June 30, 2025 and the three and six months ended June 30, 2024.

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

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Thousands, Except Per Share Amounts or Unless Otherwise Noted)
Tax Distributions

Prior to the Up-C Collapse, the holders of Holdings Units, including Rocket Companies Inc., incurred U.S. federal, state and local income taxes on their share of any taxable income of Holdings. The operating agreement of Holdings provided for pro rata cash distributions (“tax distributions”) to the holders of the Holdings Units in an amount generally calculated to provide each holder of Holdings Units with sufficient cash to cover its tax liability in respect of the Holdings Units. In general, these tax distributions were computed based on Holdings’ estimated taxable income, multiplied by an assumed tax rate as set forth in the operating agreement of Holdings. As a result of the Up-C Collapse and the conversion of Holdings to Rocket Limited Partnership, the Company holds, indirectly, 100% of the voting and economic interests of Rocket Limited Partnership and will be taxed on all taxable income at Rocket Limited Partnership. Any future tax distributions after the Up-C Collapse would remain within the consolidated financial reporting group.

For the three and six months ended June 30, 2025, Holdings paid tax distributions totaling $113,809 and $113,822, respectively, to holders of Holdings Units other than Rocket Companies. For the three and six months ended June 30, 2024, Holdings paid tax distributions totaling $13,937 and $14,192, respectively, to holders of Holdings Units other than Rocket Companies.

9. Derivative Financial Instruments

Derivative instruments are used as part of the overall strategy to manage exposure to interest rate risks related to mortgage loans held for sale and IRLCs (“the pipeline”) and the MSR portfolio. The Company economically hedges the pipeline separately from the MSR portfolio primarily using third-party derivative instruments. Such derivative instruments utilized by the Company include IRLCs, Forward commitments and Treasury futures. The Company’s derivative instruments are not designated as accounting hedging instruments, and therefore, changes in fair value are recorded in current period Net income (loss). Hedging gains and losses are included in Gain on sale of loans, net and Change in fair value of MSRs in the Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss).

Net hedging gains and losses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Hedging gains (losses) (1)	$29,521	$80,314	$(108,712)	$144,084

(1)    Includes the change in fair value related to derivatives economically hedging MSRs, including those identified for sale.

Refer to Note 3, Fair Value Measurements, for additional information on the fair value of derivative financial instruments.

Notional and Fair Value

The notional and fair values of derivative financial instruments not designated as hedging instruments were as follows:

	Notional Value	Derivative Asset	Derivative Liability
Balance at June 30, 2025:
IRLCs, net of loan funding probability (1)	$12,589,879	$304,543	$—
Forward commitments (2)	$17,972,856	$9,916	$163,870
Treasury futures (3)	$6,824,700	$77,311	$—

Balance at December 31, 2024:
IRLCs, net of loan funding probability (1)	$5,094,135	$103,101	$—
Forward commitments (2)	$12,826,939	$89,332	$11,209

(1)    IRLCs are also discussed in Note 10, Commitments, Contingencies and Guarantees.

(2)    Includes the fair value and net notional value related to derivatives economically hedging MSRs identified for sale.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Thousands, Except Per Share Amounts or Unless Otherwise Noted)

(3)    Includes the fair value and net notional value related to derivatives economically hedging MSRs.

Counterparty agreements for Forward commitments and Treasury futures contain master netting agreements. The table below presents the gross amounts of recognized assets and liabilities subject to master netting agreements. Margin cash is cash that is exchanged by counterparties to be held as collateral related to these derivative financial instruments. Margin cash held on behalf of counterparties is recorded in Cash and cash equivalents, and the related liability is classified in Other liabilities in the Condensed Consolidated Balance Sheets. Margin cash pledged to counterparties is excluded from Cash and cash equivalents and instead recorded in Other assets as a margin call receivable from counterparties in the Condensed Consolidated Balance Sheets. The Company had $110,561 and zero of margin cash pledged to counterparties related to these Forward commitments at June 30, 2025 and December 31, 2024, respectively. As of June 30, 2025 and December 31, 2024, there was $63,517 and $63,377 of margin cash held on behalf of counterparties related to these Forward commitments and Treasury futures, respectively.

	Gross Amount of Recognized Assets or Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Presented in the Condensed Consolidated Balance Sheets
Offsetting of Derivative Assets
Balance at June 30, 2025:
Forward commitments	$10,534	$(618)	$9,916
Treasury futures	$77,311	$—	$77,311
Balance at December 31, 2024:
Forward commitments	$117,730	$(28,398)	$89,332

Offsetting of Derivative Liabilities
Balance at June 30, 2025:
Forward commitments	$(238,560)	$74,690	$(163,870)
Balance at December 31, 2024:
Forward commitments	$(13,487)	$2,278	$(11,209)

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

Certain counterparties have master netting agreements. The master netting agreements contain a legal right to offset amounts due to and from the same counterparty. Derivative assets in the Condensed Consolidated Balance Sheets represent derivative contracts in a gain position, net of loss positions with the same counterparty and, therefore, also represent the Company’s maximum counterparty credit risk. The Company incurred no credit losses due to nonperformance of any of its counterparties during the three and six months ended June 30, 2025 and 2024.

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

The number of days from the date of the IRLC to expiration of fixed and variable rate lock commitments outstanding at June 30, 2025 and December 31, 2024 was 39 days and 41 days, respectively, on average.

The UPB of IRLCs was as follows:

	June 30, 2025		December 31, 2024
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
IRLCs	$11,810,458	$779,421	$6,562,026	$393,175

Commitments to Sell Mortgage Loans

In the ordinary course of business, the Company enters into contracts to sell existing mortgage loans held for sale into the secondary market at specified future dates. The amount of commitments to sell existing loans at June 30, 2025 and December 31, 2024 was $1,151,496 and $1,120, respectively.

Commitments to Sell Loans with Servicing Released

In the ordinary course of business, the Company enters into contracts to sell the MSRs of certain newly originated loans on a servicing released basis. In the event that a forward commitment is not filled and there has been an unfavorable market shift from the date of commitment to the date of settlement, the Company is contractually obligated to pay a pair-off fee on the undelivered balance. There were $412,880 and $162,610 of loans committed to be sold servicing released at June 30, 2025 and December 31, 2024, respectively.

Investor Reserves

The following presents the activity in the investor reserves:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Balance at beginning of period	$100,790	$95,041	$99,998	$92,389
(Benefit from) provision for investor reserves	(950)	7,017	2,616	18,668
Realized losses	(1,758)	(7,696)	(4,532)	(16,695)
Balance at end of period	$98,082	$94,362	$98,082	$94,362

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

Purchase Commitments

Future purchase commitments include various non-cancelable agreements primarily related to our apps and websites, cloud computing services and certain marketing arrangements. As of June 30, 2025, future purchase commitments primarily span a four year period and aggregate to $585,264 in total.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Thousands, Except Per Share Amounts or Unless Otherwise Noted)
Escrow Deposits

As a service to its clients, the Company administers escrow deposits representing undisbursed amounts received for payment of property taxes, insurance, funds for title services, principal and interest on loans held for sale. Cash held by the Company for property taxes, insurance and settlement funds for title services was $6,064,553 and $3,915,456 and for principal and interest was $3,877,469 and $3,386,251 at June 30, 2025 and December 31, 2024, respectively. These amounts are not considered assets of the Company and, therefore, are excluded from the Condensed Consolidated Balance Sheets. The Company remains contingently liable for the disposition of these deposits.

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

As of June 30, 2025 we have no material reserves recorded related to potential damages in connection with legal proceedings. The ultimate outcome of legal and administrative proceedings, including any monetary awards against Rocket Companies or one or more of its subsidiaries, is uncertain and there can be no assurance as to the amount of any such potential awards. Rocket Companies and its subsidiaries will incur defense costs and other expenses in connection with these proceedings. Plus, if a judgment for money that exceeds specified thresholds is rendered against Rocket Companies or any of its subsidiaries and it or they fail to timely pay, discharge, bond or obtain a stay of execution of such judgment, it is possible that one or more of the companies could be deemed in default of loan funding facilities and other agreements governing indebtedness. If the final resolution in one or more of these proceedings is unfavorable, it could have a material adverse effect on the business, liquidity, financial condition, cash flows, and results of operations of Rocket Companies.

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

Rocket Mortgage is subject to certain minimum net worth, capital ratio and liquidity requirements and risk-based capital ratio established by the Federal Housing Finance Agency (“FHFA”) for Fannie Mae and Freddie Mac (collectively defined as "GSEs") Seller/Servicers and Ginnie Mae (together with GSEs, the "Agencies") for single family issuers. Furthermore, refer to Note 6, Borrowings for additional information regarding compliance with all funding and financing facilities related covenant requirements. As of June 30, 2025 and December 31, 2024, Rocket Mortgage was in compliance with these requirements.

Since Rocket Mortgage’s single-family servicing portfolio exceeds $150 billion in UPB, we are also required to obtain an external primary servicer rating or master servicing rating and long-term senior unsecured or long-term corporate family credit ratings from two different rating agencies. As of June 30, 2025 and December 31, 2024, Rocket Mortgage was in compliance with these requirements.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Thousands, Except Per Share Amounts or Unless Otherwise Noted)
The most restrictive of these regulatory requirements require the Company to maintain a minimum net worth of approximately $1,510,000, minimum liquidity of approximately $650,000 and minimum capital/leverage ratio and risk-based capital ratio of 6% as of June 30, 2025 and December 31, 2024, respectively. As of June 30, 2025 and December 31, 2024, Rocket Mortgage was in compliance with these requirements.

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

Key operating data for our business segments for the periods ended:

Three Months Ended June 30, 2025	Direct to Consumer	Partner Network	Segments Total	All Other (1)	Total
Revenues
Gain on sale of loans, net	$668,127	$126,223	$794,350	$21,550	$815,900
Interest income	64,316	59,186	123,502	—	123,502
Interest expense on funding facilities	(47,336)	(43,543)	(90,879)	—	(90,879)
Servicing fee income	399,993	—	399,993	1,283	401,276
Changes in fair value of MSRs	(198,885)	—	(198,885)	—	(198,885)
Other income	144,037	6,347	150,384	158,953	309,337
Total U.S. GAAP Revenue, net	1,030,252	148,213	1,178,465	181,786	1,360,251
Change in fair value of MSRs due to valuation assumptions (net of hedges)	(19,978)	—	(19,978)	—	(19,978)
Adjusted revenue	1,010,274	148,213	1,158,487	181,786	1,340,273
Salaries, commissions and team member benefits	277,593	53,197	330,790	48,894	379,684
General and administrative expenses	95,371	6,533	101,904	9,443	111,347
Marketing and advertising expenses	226,814	2,521	229,335	46,659	275,994
Other expenses	43,010	2,532	45,542	8,540	54,082
Total Directly attributable expenses	642,788	64,783	707,571	113,536	821,107
Contribution margin	$367,486	$83,430	$450,916	$68,250	$519,166

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Thousands, Except Per Share Amounts or Unless Otherwise Noted)

Six Months Ended June 30, 2025	Direct to Consumer	Partner Network	Segments Total	All Other (1)	Total
Revenues
Gain on sale of loans, net	$1,327,665	$222,019	$1,549,684	$37,842	$1,587,526
Interest income	114,672	100,920	215,592	—	215,592
Interest expense on funding facilities	(82,336)	(72,582)	(154,918)	—	(154,918)
Servicing fee income	799,539	—	799,539	2,434	801,973
Changes in fair value of MSRs	(648,070)	—	(648,070)	—	(648,070)
Other income	276,692	11,551	288,243	307,169	595,412
Total U.S. GAAP Revenue, net	1,788,162	261,908	2,050,070	347,445	2,397,515
Change in fair value of MSRs due to valuation assumptions (net of hedges)	239,054	—	239,054	—	239,054
Adjusted revenue	2,027,216	261,908	2,289,124	347,445	2,636,569
Salaries, commissions and team member benefits	561,261	100,004	661,265	90,533	751,798
General and administrative expenses	173,731	11,275	185,006	25,309	210,315
Marketing and advertising expenses	439,464	5,572	445,036	106,350	551,386
Other expenses	78,478	4,928	83,406	16,962	100,368
Total Directly attributable expenses	1,252,934	121,779	1,374,713	239,154	1,613,867
Contribution margin	$774,282	$140,129	$914,411	$108,291	$1,022,702

Three Months Ended June 30, 2024	Direct to Consumer	Partner Network	Segments Total	All Other (1)	Total
Revenues
Gain on sale of loans, net	$577,231	$169,020	$746,251	$12,305	$758,556
Interest income	59,806	52,609	112,415	—	112,415
Interest expense on funding facilities	(43,128)	(37,948)	(81,076)	(217)	(81,293)
Servicing fee income	353,299	—	353,299	1,378	354,677
Changes in fair value of MSRs	(112,941)	—	(112,941)	—	(112,941)
Other income	147,057	4,156	151,213	118,095	269,308
Total U.S. GAAP Revenue, net	981,324	187,837	1,169,161	131,561	1,300,722
Change in fair value of MSRs due to valuation assumptions (net of hedges)	(72,566)	—	(72,566)	—	(72,566)
Adjusted revenue	908,758	187,837	1,096,595	131,561	1,228,156
Salaries, commissions and team member benefits	254,322	48,230	302,552	41,596	344,148
General and administrative expenses	73,962	8,670	82,632	26,535	109,167
Marketing and advertising expenses	174,176	2,595	176,771	19,073	195,844
Other expenses	31,589	2,011	33,600	1,446	35,046
Total Directly attributable expenses	534,049	61,506	595,555	88,650	684,205
Contribution margin	$374,709	$126,331	$501,040	$42,911	$543,951

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Thousands, Except Per Share Amounts or Unless Otherwise Noted)

Six Months Ended June 30, 2024	Direct to Consumer	Partner Network	Segments Total	All Other (1)	Total
Revenues
Gain on sale of loans, net	$1,117,396	$318,527	$1,435,923	$21,859	$1,457,782
Interest income	108,688	92,707	201,395	—	201,395
Interest expense on funding facilities	(71,362)	(61,052)	(132,414)	(322)	(132,736)
Servicing fee income	697,659	—	697,659	2,764	700,423
Changes in fair value of MSRs	(56,433)	—	(56,433)	—	(56,433)
Other income	279,254	7,936	287,190	226,817	514,007
Total U.S. GAAP Revenue, net	2,075,202	358,118	2,433,320	251,118	2,684,438
Change in fair value of MSRs due to valuation assumptions (net of hedges)	(293,037)	—	(293,037)	—	(293,037)
Adjusted revenue	1,782,165	358,118	2,140,283	251,118	2,391,401
Salaries, commissions and team member benefits	521,338	94,653	615,991	80,926	696,917
General and administrative expenses	151,819	14,093	165,912	34,853	200,765
Marketing and advertising expenses	330,529	4,765	335,294	59,065	394,359
Other expenses	60,167	3,939	64,106	2,897	67,003
Total Directly attributable expenses	1,063,853	117,450	1,181,303	177,741	1,359,044
Contribution margin	$718,312	$240,668	$958,980	$73,377	$1,032,357
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

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Thousands, Except Per Share Amounts or Unless Otherwise Noted)
The following table represents a reconciliation of segment contribution margin to consolidated U.S. GAAP Income (loss) before income taxes for the three and six months ended:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Contribution margin, excluding change in MSRs due to valuation assumptions	$519,166	$543,951	$1,022,702	$1,032,357
Change in fair value of MSRs due to valuation assumptions (net of hedges)	19,978	72,566	(239,054)	293,037
Less expenses not allocated to segments:
Salaries, commissions and team member benefits	243,775	209,271	481,269	397,599
General and administrative expenses	176,074	123,785	337,921	268,851
Depreciation and amortization	27,526	28,009	54,436	55,026
Interest and amortization expense on non-funding debt	57,718	38,364	96,005	76,729
Other expenses	9,789	25,046	12,858	36,777
Income (loss) before income taxes	$24,262	$192,042	$(198,841)	$490,412

13. Non-controlling Interest

Prior to the Up-C Collapse, the non-controlling interest balance represented the economic interest in Holdings held by our Chairman and RHI. As a result of the Up-C Collapse and the conversion of Holdings to Rocket Limited Partnership, the Company now holds, indirectly, 100% of the voting and economic interests of Rocket Limited Partnership and therefore, Rocket Limited Partnership has no further non-controlling interest.

As of December 31, 2024 Holdings Units held by Rocket Companies Inc. were 146,028,193 or 7.32% ownership, Holdings Units held by our Chairman were 1,101,822 or 0.06% ownership, and Holding Units held by RHI were 1,847,777,661 or 92.62% ownership.

Refer to the 2024 Form 10-K for a detailed discussion of the Company's non-controlling interests, including the shareholders' right to exchange Holdings Units, prior to the Up-C Collapse.

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

The Company granted approximately 600,000 and 11,800,000 RSUs with an estimated future expense of $7,900 and $183,500 during the three and six months ended June 30, 2025, respectively. These awards generally vest semi-annually over a three-year period, subject to the grantee’s employment or service with the Company through each applicable vesting date.

Additionally, the Company authorized approximately 1,800,000 PSUs at target during the six months ended June 30, 2025, that will vest based on the satisfaction of certain market, performance and service conditions. A portion of the PSUs will cliff vest at the end of a three-year period based on the satisfaction of certain market and service conditions. The fair value of the award is determined based on a Monte Carlo valuation model. The remaining portion of the PSUs will cliff vest at the end of a three-year period based on the satisfaction of certain performance and service conditions. The PSUs authorized in 2024 have performance conditions which will be established by the Company at a future date. The Company has determined that the service inception date precedes the grant date and the fair value of these awards will be remeasured quarterly based on the current period share price until the awards are granted. This portion of the PSUs are not considered contingently issuable and are excluded from the calculation of earnings per share.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Thousands, Except Per Share Amounts or Unless Otherwise Noted)
The Company has an employee stock purchase plan, referred to as the Team Member Stock Purchase Plan (“TMSPP”), under which eligible team members may direct the Company to withhold up to 15% of their gross pay to purchase shares of common stock at a price equal to 85% of the closing market price on the exercise date. The TMSPP is a liability classified compensatory plan and the Company recognizes compensation expense over the offering period based on the fair value of the purchase discount. The number of shares purchased by team members through the TMSPP were 775,879 and 605,159, during the three months ended June 30, 2025 and 2024, respectively and 1,614,891 and 1,250,985 for the six months ended June 30, 2025 and 2024, respectively.

Additionally, certain of our subsidiaries have individual compensation plans that include equity awards and stock appreciation rights.

The components of share-based compensation expense included in Salaries, commissions and team member benefits on the Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Rocket Companies, Inc. sponsored plans
Restricted stock units	$45,422	$36,145	$81,797	$65,401
Performance stock units	3,684	1,480	5,122	1,884
Stock options	—	15	—	30
Team Member Stock Purchase Plan	1,553	1,252	3,097	2,464
Subtotal Rocket Companies, Inc. sponsored plans	$50,659	$38,892	$90,016	$69,779

Subsidiary plans	912	108	1,575	218
Total share-based compensation expense	$51,571	$39,000	$91,591	$69,997

15. Earnings Per Share

Refer to the 2024 Form 10-K for a detailed discussion of our methodology for calculating and presenting earnings per share prior to the Up-C Collapse being effectuated on June 30, 2025. In the historical 2024 period in the table below, "Participating Common Stock" refers to Class A common stock.

As of June 30, 2025, the effective date of the Up-C Collapse, the Company applies the two-class method for calculating and presenting earnings per share for Class A common stock and Class L common stock ("Participating Common Stock"). According to the Company’s Second Amended and Reinstated Certificate of Incorporation, the holders of Participating Common Stock are entitled to participate in earnings and dividends equally on a per-share basis as if all shares of common stock were of a single class. Holders of the Participating Common Stock also have equal priority in liquidation. In applying the two-class method, the Company allocates undistributed earnings equally on a per share basis between Participating Common Stock. RSUs and PSUs awarded as part of the Company’s compensation program are included in the weighted-average Class A shares outstanding in the calculation of basic earnings per share once the units are fully vested. The Net (loss) income attributable to Rocket Companies contemplates one day of 100% economic interest of the Company and the weighted average shares outstanding calculation contemplates one day of Class L common stock for the period ended, June 30, 2025.

Basic earnings per share of Participating Common Stock is computed by dividing Net (loss) income attributable to Rocket Companies by the weighted-average number of shares of Participating Common Stock outstanding during the period. Diluted earnings per share of Participating Common Stock is computed by dividing Net (loss) income attributable to Rocket Companies by the weighted-average number of shares of Participating Common Stock outstanding adjusted to give effect to potentially dilutive securities.

Diluted earnings per share reflects the dilutive effect of potential common shares from share-based awards. The treasury stock method is used to calculate the dilutive effect of outstanding share-based awards, which assumes the proceeds upon vesting or exercise of awards would be used to purchase common stock at the average price for the period.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Thousands, Except Per Share Amounts or Unless Otherwise Noted)
The following table sets forth the calculation of the basic and diluted earnings per share for the period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$34,089	$177,925	$(178,357)	$468,639
Net (income) loss attributable to non-controlling interest	(35,874)	(176,630)	166,189	(451,129)
Net (loss) income attributable to Rocket Companies	$(1,785)	$1,295	$(12,168)	$17,510

Numerator:
Net income (loss) attributable to Participating Common Stock - basic	$(1,785)	$1,295	$(12,168)	$17,510
Add: Reallocation of Net income (loss) attributable to dilutive impact of pro-forma conversion of Class D shares to Class A shares (1)	—	—	—	—
Add: Reallocation of Net income (loss) attributable to dilutive impact of share-based compensation awards (2)	—	—	—	—
Net income (loss) attributable to Participating Common Stock - diluted	$(1,785)	$1,295	$(12,168)	$17,510
Denominator:
Weighted average shares of Participating Common Stock outstanding - basic (3)	171,438,105	139,647,845	159,643,228	138,319,794
Add: Dilutive impact of conversion of Class D shares to Class A shares	—	—	—	—
Add: Dilutive impact of share-based compensation awards (4)	—	—	—	—
Weighted average shares of Participating Common Stock outstanding - diluted	171,438,105	139,647,845	159,643,228	138,319,794

(Loss) earnings per share of Participating Common Stock outstanding - basic	$(0.01)	$0.01	$(0.08)	$0.13
(Loss) earnings per share of Participating Common Stock outstanding - diluted	$(0.01)	$0.01	$(0.08)	$0.13

(1)    Net income (loss) is calculated using the estimated annual effective tax rate of Rocket Companies, Inc.

(2)    It was determined that all share based compensation awards would have been anti-dilutive for the all periods presented and therefore there is no reallocation of Net income (loss) attributable to dilutive impact of share-based compensation awards.

(3)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Class A common shares	151,120,748	139,647,845	149,428,424	138,319,794
Class L common shares	20,317,357	—	10,214,804	—
Total Participating Common Stock	171,438,105	139,647,845	159,643,228	138,319,794

(4)    It was determined that all share based compensation awards would have been anti-dilutive for the all periods presented and therefore have no dilutive impact.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Thousands, Except Per Share Amounts or Unless Otherwise Noted)
A portion of the Company RSUs, stock options, PSUs and shares issuable under the TMSPP were excluded from the computation of diluted earnings per share as the weighted portion for the period they were outstanding was determined to have an anti-dilutive effect. RSUs excluded from the computation for the three and six months ended June 30, 2025 and 2024 were 11,815,692 and 28,105,434, respectively. PSUs excluded from the computation for the three and six months ended June 30, 2025 and 2024 were 1,832,589 and 1,055,408, respectively. Stock options excluded from the computation for the three and six months ended June 30, 2025 and 2024 were 13,903,948 and 15,937,719, respectively. Shares issuable under the TMSPP excluded from the computation for the three months ended June 30, 2025 and 2024 were 62,790 and 48,242, respectively, and 88,992 and 71,587 for the six months ended June 30, 2025 and 2024, respectively.

As of June 30, 2025, there were no Holdings Units outstanding. For the three and six months ended June 30, 2025, a weighted average of 1,828,562,126 and 1,838,664,679 Holdings Units were outstanding, respectively. Refer to the 2024 Form 10-K for a detailed discussion of the shareholders' right to exchange Class D common stock for shares of Class A common stock prior to the Up-C Collapse. After evaluating the potential dilutive effect under the if-converted method, the weighted average outstanding Holdings Units for the assumed exchange of non-controlling interests were determined to be anti-dilutive and thus were excluded from the computation of diluted earnings per share.

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

Special Note Regarding Forward-Looking Statements

This Form 10-Q contains forward-looking statements, which involve risks and uncertainties. These forward-looking statements are generally identified by the use of forward-looking terminology, including the terms “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would” and, in each case, their negative or other various or comparable terminology. All statements other than statements of historical facts contained in this Form 10-Q, including statements regarding the Mr. Cooper Acquisition, our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth are forward-looking statements. As you read this Form 10-Q, you should understand that these statements are not guarantees of performance or results. They involve known and unknown risks, uncertainties and assumptions, including those described under the heading “Risk Factors” in this Form 10-Q. Although we believe that these forward-looking statements are based upon reasonable assumptions, you should be aware that many factors, including those described under the heading “Risk Factors” in this Form 10-Q, could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements.

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

Recent Developments
Business Trends

From April through June 2025, inflation remained above the Federal Reserve’s 2% target, in the range of 2.5% to 2.7%. The Fed held the federal funds rate steady at 4.25% to 4.50% during both its May and June meetings. The 30-year fixed mortgage rate remained elevated during the period and housing affordability and limited housing inventory challenges continued to weigh on housing and mortgage activity industry wide.

Up-C Collapse and Acquisitions

On June 30, 2025, we completed the Up-C Collapse to simplify our organizational and capital structure. Additionally, on July 1, 2025, we completed our previously announced all-stock acquisition of Redfin. On March 31, 2025, we entered into an agreement to purchase Mr. Cooper in an all-stock transaction. The integration planning continues to proceed as expected. We expect the Mr. Cooper transaction will be completed in the fourth quarter of 2025, subject to regulatory approval and the satisfaction of other customary closing conditions set forth in the transaction agreement. Refer to Note 1, Business, Basis of Presentation and Accounting Policies and Note 2, Acquisitions to our consolidated financial statements included in this Form 10-Q.

Three months ended June 30, 2025 summary

We originated $29.1 billion in residential mortgage loans, an increase of $4.4 billion, or 18%, compared to $24.7 billion in 2024. Our Net income for the period was $34.1 million, a decrease of $143.8 million, compared to Net income of $177.9 million in 2024. We generated Adjusted EBITDA of $171.8 million, a decrease of $53.1 million, compared to Adjusted EBITDA of $224.8 million in 2024. For more information on Adjusted EBITDA, please see “Non-GAAP Financial Measures” below.

Six months ended June 30, 2025 summary
We originated $50.6 billion in residential mortgage loans, an increase of $5.8 billion, or 13%, compared to $44.9 billion in 2024. Our Net loss for the period was $178.4 million, a decrease of $647.0 million, compared to Net income of $468.6 million in 2024. We generated $340.8 million of Adjusted EBITDA, a decrease of $58.4 million, compared to Adjusted EBITDA of $399.1 million in 2024. For more information on Adjusted EBITDA, please see “Non-GAAP Financial Measures” below.

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

We define “Adjusted revenue” as total revenues net of the change in fair value of mortgage servicing rights (“MSRs”) due to valuation assumptions (net of hedges). We define “Adjusted net income” as tax-effected net income (loss) before share-based compensation expense, the change in fair value of MSRs due to valuation assumptions (net of hedges), acquisition-related expenses, the change in Tax receivable agreement liability and the tax effects of those adjustments as applicable. We define “Adjusted diluted earnings (loss) per share” as Adjusted net income divided by the adjusted diluted weighted average shares outstanding which includes diluted weighted average Participating Common Stock and the assumed pro forma exchange and conversion of Class D common stock outstanding for the applicable period presented. We define “Adjusted EBITDA” as net income (loss) before interest and amortization expense on non-funding debt, (benefit from) provision for income taxes, depreciation and amortization, share-based compensation expense, change in fair value of MSRs due to valuation assumptions (net of hedges), acquisition-related expenses and the change in Tax receivable agreement liability.

We exclude from each of our non-GAAP financial measures the change in fair value of MSRs due to valuation assumptions (net of hedges), as this represents a non-cash non-realized adjustment to our total revenues, reflecting changes in market interest rates and assumptions, including discount rates and prepayment speeds, which are not indicative of our performance or results of operation. We also exclude gains or losses on sales of MSRs during the period and effects of contractual prepayment protection associated with sales of MSRs. Adjusted EBITDA includes Interest expense on funding facilities, which are recorded as a component of Interest income, net, as these expenses are a direct cost driven by loan origination volume. By contrast, interest and amortization expense on non-funding debt is a function of our capital structure and is therefore excluded from Adjusted EBITDA.

Our definitions of each of our non-GAAP financial measures allow us to add back certain cash and non-cash charges, and deduct certain gains that are included in calculating Total revenue, net, Net (loss) income attributable to Rocket Companies or Net income (loss). However, these expenses and gains vary greatly, and are difficult to predict. From time to time in the future, we may include or exclude other items if we believe that doing so is consistent with the goal of providing useful information to investors.

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

Reconciliation of Adjusted Revenue to Total Revenue, net

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Total revenue, net	$1,360,251	$1,300,722	$2,397,515	$2,684,438
Change in fair value of MSRs due to valuation assumptions (net of hedges) (1)	(19,978)	(72,566)	239,054	(293,037)
Adjusted revenue	$1,340,273	$1,228,156	$2,636,569	$2,391,401

(1)    Reflects changes in market interest rates and assumptions, including discount rates and prepayment speeds, gains or losses on sales of MSRs during the period and the effects of contractual prepayment protection associated with sales or purchases of MSRs.

Reconciliation of Adjusted net income to Net (loss) income attributable to Rocket Companies

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Net (loss) income attributable to Rocket Companies	$(1,785)	$1,295	$(12,168)	$17,510
Net income (loss) impact from pro forma conversion of Class D common shares to Class A common shares (1)	35,976	176,934	(165,866)	451,765
Adjustment to the (provision for) benefit from income tax (2)	(15,038)	(32,816)	28,510	(98,043)
Tax-effected net income (loss) (2)	$19,153	$145,413	$(149,524)	$371,232
Share-based compensation expense	51,571	39,000	91,591	69,997
Change in fair value of MSRs due to valuation assumptions (net of hedges) (3)	(19,978)	(72,566)	239,054	(293,037)
Acquisition-related expenses (4)	34,998	—	62,818	—
Change in Tax receivable agreement liability (5)	8,076	—	8,076	—
Tax impact of adjustments (6)	(19,605)	8,190	(99,100)	54,422
Other tax adjustments (7)	1,106	981	2,087	1,961
Adjusted net income	$75,321	$121,018	$155,002	$204,575

(1)    Reflects net income (loss) to Class A common shares from pro forma exchange and conversion of corresponding shares of our Class D common shares held by non-controlling interest holders during the periods ended June 30, 2025 and 2024. Class D common shares were exchanged and retired on June 30, 2025, the date the Up-C Collapse was effectuated.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net (loss) income attributable to Rocket Companies	$(1,785)	$1,295	$(12,168)	$17,510
Net income (loss) impact from pro forma conversion of Class D common shares to Class A common shares	35,976	176,934	(165,866)	451,765
(Benefit from) provision for income taxes	(9,827)	14,117	(20,484)	21,773
Adjusted income (loss) before income taxes	24,364	192,346	(198,518)	491,048
Effective income tax rate for adjusted net income (loss)	21.39%	24.40%	24.68%	24.40%
Adjusted provision for (benefit from) income taxes	5,211	46,933	(48,994)	119,816
(Benefit from) provision for income taxes	(9,827)	14,117	(20,484)	21,773
Adjustment to the (provision for) benefit from income tax	$(15,038)	$(32,816)	$28,510	$(98,043)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Statutory U.S. Federal income tax rate	21.00%	21.00%	21.00%	21.00%
Canadian taxes	0.01	0.01	0.01	0.01
State and local income taxes, net of federal benefit	0.38	3.39	3.67	3.39
Effective income tax rate for adjusted net (loss) income	21.39%	24.40%	24.68%	24.40%

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

(6)    Tax impact of adjustments gives effect to the income tax related to share-based compensation expense, change in fair value of MSRs due to valuation assumptions (net of hedges), acquisition-related expenses and the change in Tax receivable agreement liability, at the effective tax rates for each period.

(7)    Represents tax benefits due to the amortization of intangible assets and other tax attributes resulting from the historical purchases of Holdings Units, net of payment obligations under Tax Receivable Agreement.

Reconciliation of Adjusted Diluted Weighted Average Shares Outstanding to Diluted Weighted Average Shares Outstanding

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands, except shares and per share)	2025	2024	2025	2024
Diluted weighted average Participating Common Stock outstanding	171,438,105	139,647,845	159,643,228	138,319,794
Assumed pro forma conversion of Class D shares (1)	1,828,562,126	1,848,879,483	1,838,664,679	1,848,879,483
Adjusted diluted weighted average shares outstanding	2,000,000,231	1,988,527,328	1,998,307,907	1,987,199,277

Adjusted net income	$75,321	$121,018	$155,002	$204,575
Adjusted diluted earnings per share	$0.04	$0.06	$0.08	$0.10

(1)    Reflects the pro forma exchange and conversion of anti-dilutive Class D common shares to Class A common shares. For the three and six months ended June 30, 2025 and 2024, Class D common shares were anti-dilutive and are excluded in the Diluted weighted average Class A common shares outstanding in the table above. Class D common shares were exchanged and retired on June 30, 2025, the date the Up-C Collapse was effectuated.

Reconciliation of Adjusted EBITDA to Net income (loss)

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Net income (loss)	$34,089	$177,925	$(178,357)	$468,639
Interest and amortization expense on non-funding debt (1)	45,343	38,364	83,630	76,729
(Benefit from) provision for income taxes	(9,827)	14,117	(20,484)	21,773
Depreciation and amortization	27,526	28,009	54,436	55,026
Share-based compensation expense	51,571	39,000	91,591	69,997
Change in fair value of MSRs due to valuation assumptions (net of hedges) (2)	(19,978)	(72,566)	239,054	(293,037)
Acquisition-related expenses (1)(3)	34,998	—	62,818	—
Change in Tax receivable agreement liability (4)	8,076	—	8,076	—
Adjusted EBITDA	$171,798	$224,849	$340,764	$399,127

(1)    Debt financing fees related to the Bridge Facility are a non-recurring acquisition related expense impacting the 2025 periods, and therefore excluded from Interest and amortization expense on non-funding debt, and included as Acquisition-related expenses.

(2)    Reflects changes in market interest rates and assumptions, including discount rates and prepayment speeds, gains or losses on sales of MSRs during the period and the effects of contractual prepayment protection associated with sales or purchases of MSRs.

(3)    Includes non-recurring expenses related to the pending acquisitions and the Up-C Collapse.

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

The following summarizes key performance indicators of the business:

	Three Months Ended June 30,		Six Months Ended June 30,
(Units and $ in thousands)	2025	2024	2025	2024
Rocket Mortgage
Loan Production Data
Closed loan origination volume	$29,055,851	$24,661,690	$50,640,206	$44,866,926
Direct to Consumer origination volume	$15,129,197	$13,120,623	$26,928,750	$24,229,780
Partner Network origination volume	$13,926,654	$11,541,067	$23,711,456	$20,637,146
Gain on sale margin (1)	2.80%	2.99%	2.84%	3.05%

	June 30,
	2025	2024
Servicing Portfolio Data
Total serviced UPB (includes subserviced)	$609,203,580	$534,557,627
MSRs UPB of loans serviced	$537,515,176	$492,361,763
UPB of loans subserviced and temporarily serviced	$71,688,404	$42,195,864
Total loans serviced (includes subserviced)	2,838.7	2,564.1
Number of MSRs loans serviced	2,646.0	2,459.5
Number of loans subserviced and temporarily serviced	192.7	104.7
MSR fair value multiple (2)	4.96	5.18
Total serviced MSR delinquency rate (60+)	1.32%	1.26%
Net client retention rate (trailing twelve months) (3)	97%	97%

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Select Other Rocket Companies
Rocket Close closings (units)	68.2	51.5	119.8	96.9
Rocket Money paying subscribers, at period end	4,462.3	3,671.5	4,462.3	3,671.5
Rocket Loans closed (units)	21.6	12.1	36.1	21.8
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

(2)    MSR fair market value multiple is a metric used to determine the relative value of the MSR asset in relation to the annualized retained servicing fee, which is the cash that the holder of the MSR asset would receive from the portfolio as of such date. It is calculated as the quotient of (a) the MSR fair market value as of a specified date divided by (b) the weighted average annualized retained servicing fee for our MSR portfolio as of such date. The weighted average annualized retained servicing fee for our MSR portfolio was 0.28% as of June 30, 2025 and 2024. The vast majority of our portfolio consists of originated MSRs and consequently, the impact of purchased MSRs does not have a material impact on our weighted average service fee.

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

Description of Certain Components of Financial Data

Components of Revenue

Our sources of revenue include Gain on sale of loans, net, Loan servicing income, net, Interest income, net and Other income.

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

Interest and amortization expense related to our Senior Notes and the Bridge Facility.

Other expenses

Other expenses primarily consist of depreciation and amortization on property and equipment, mortgage servicing related expenses and expenses generated from Rocket Close (title and settlement services).

Income taxes

For the three and six months ended June 30, 2025, the Company utilized the discrete effective tax rate method, treating the year-to-date period as if it was the annual period to calculate its interim income tax provision, as allowed by ASC 740-270-30-18, Income Taxes-Interim Reporting. The Company concluded it could not use the estimated annual effective tax rate method as it could not calculate a reliable estimate of the annual effective tax rate due to it being highly sensitive to insignificant changes in the forecasted amounts. Refer to Note 8, Income Taxes for more information on income taxes.

Share-based compensation

Share-based compensation is comprised of both equity and liability awards and is measured and expensed accordingly under ASC 718, Compensation - Stock Compensation. As indicated above, share-based compensation expense is included as part of salaries, commissions and team member benefits.

Non-controlling Interest

Refer to Note 13, Non-controlling Interest for more information on non-controlling interests.

Results of Operations for the Three and Six Months Ended June 30, 2025 and 2024
Summary of Operations

Condensed Statement of Operations Data	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Revenue
Gain on sale of loans, net	$815,900	$758,556	$1,587,526	$1,457,782
Servicing fee income	401,276	354,677	801,973	700,423
Change in fair value of MSRs	(198,885)	(112,941)	(648,070)	(56,433)
Interest income, net	32,623	31,122	60,674	68,659
Other income	309,337	269,308	595,412	514,007
Total revenue, net	$1,360,251	$1,300,722	$2,397,515	$2,684,438
Expenses
Salaries, commissions and team member benefits	623,459	553,420	1,233,067	1,094,516
General and administrative expenses	287,421	232,952	548,236	469,617
Marketing and advertising expenses	276,050	210,937	551,673	417,233
Interest and amortization expense on non-funding-debt	57,718	38,364	96,005	76,729
Other expenses	91,341	73,007	167,375	135,931
Total expenses	$1,335,989	$1,108,680	$2,596,356	$2,194,026
Income (loss) before income taxes	24,262	192,042	(198,841)	490,412
Benefit from (provision for) income taxes	9,827	(14,117)	20,484	(21,773)
Net income (loss)	34,089	177,925	(178,357)	468,639
Net (income) loss attributable to non-controlling interest	(35,874)	(176,630)	166,189	(451,129)
Net (loss) income attributable to Rocket Companies	$(1,785)	$1,295	$(12,168)	$17,510
Gain on sale of loans, net

The components of Gain on sale of loans, net for the periods presented were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Net gain on sale of loans (1)	$360,659	$339,561	$711,447	$668,575
Fair value of originated MSRs	343,525	345,545	607,952	568,342
Provision for investor reserves	950	(7,017)	(2,616)	(18,668)
Fair value adjustment on loans held for sale and IRLCs	126,253	(333)	425,324	88,406
Revaluation from forward commitments economically hedging loans held for sale and IRLCs	(15,487)	80,800	(154,581)	151,127
Gain on sale of loans, net	$815,900	$758,556	$1,587,526	$1,457,782

(1) Net gain on sale of loans represents the premium received in excess of the UPB, plus net origination fees.

The table below provides details of the characteristics of our mortgage loan production for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Closed loan origination volume by type:
Conventional Conforming	$16,287,018	$14,778,527	$28,819,207	$26,376,130
FHA/VA	7,310,547	6,657,340	12,917,283	12,899,653
Non-Agency	5,458,287	3,225,823	8,903,716	5,591,143
Total mortgage closed loan origination volume	$29,055,851	$24,661,690	$50,640,206	$44,866,926
Portfolio metrics:
Average loan amount	$270	$273	$270	$269
Weighted average loan-to-value ratio	71.45%	73.46%	71.33%	73.40%
Weighted average credit score	742	738	740	736
Weighted average loan rate	6.76%	6.93%	6.78%	6.82%
Percentage of loans sold:
To GSEs and government	80.74%	85.16%	80.54%	85.14%
To other counterparties	19.26%	14.84%	19.46%	14.86%
Servicing-retained	90.03%	92.58%	91.79%	93.35%
Servicing-released	9.97%	7.42%	8.21%	6.65%

Net rate lock volume (1)	$28,428,852	$25,050,032	$54,545,387	$47,411,965
Gain on sale margin (2)	2.80%	2.99%	2.84%	3.05%

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

Three months ended June 30, 2025 summary

Gain on sale of loans, net was $815.9 million, an increase of $57.3 million, or 8%, compared to $758.6 million in 2024.

Net gain on sale of loans, Fair value adjustment on loans held for sale and IRLCs, and Revaluation from forward commitments economically hedging loans held for sale and IRLCs was $471.4 million, an increase of $51.4 million, or 12%, compared to $420.0 million in 2024. This change was driven by a 13% increase in net rate lock volume.

The Fair value of originated MSRs was $343.5 million, a decrease of $2.0 million, or 1%, compared to $345.5 million in 2024. The change was driven by an increase in sold loan volume, offset by a lower MSR fair value multiple during the period.

The Investor reserves liability balance was relatively flat in the current and prior period. The $8.0 million reduction in Provision for investor reserves expense was primarily due to a decrease in losses on repurchased loans in the current period, compared to 2024.

Six months ended June 30, 2025 summary

Gain on sale of loans, net was $1.6 billion, an increase of $129.7 million, or 9%, compared to $1.5 billion in 2024.

Net gain on sale of loans, Fair value adjustment on loans held for sale and IRLCs, and Revaluation from forward commitments economically hedging loans held for sale and IRLCs was $982.2 million, an increase of $74.1 million, or 8%, compared to $908.1 million in 2024. This change was driven by a 15% increase in net rate lock volume, partially offset by a 7% decrease in gain on sale margin.

The Fair value of originated MSRs was $608.0 million, an increase of $39.6 million, or 7%, when compared to $568.3 million in 2024, driven by an increase in sold loan volume, partially offset by a lower MSR fair value multiple during the period.

The Investor reserves liability balance was relatively flat in the current and prior period. The $16.1 million reduction in Provision for investor reserves expense was primarily due to a decrease in losses on repurchased loans in the current period, compared to 2024.

Loan servicing income, net
For the periods presented, Loan servicing income, net consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Retained servicing fee	$381,815	$340,672	$762,622	$671,368
Subservicing income	3,460	1,829	7,220	4,028
Ancillary income	16,001	12,176	32,131	25,027
Servicing fee income	401,276	354,677	801,973	700,423
Change in valuation model inputs or assumptions (1)	(25,324)	74,168	(286,108)	300,989
Change in fair value of MSR hedge (2)	45,302	(1,602)	47,054	(7,952)
Collection / realization of cash flows (1)	(218,863)	(185,507)	(409,016)	(349,470)
Change in fair value of MSRs	(198,885)	(112,941)	(648,070)	(56,433)
Loan servicing income, net	$202,391	$241,736	$153,903	$643,990

(1)    Includes the effect of contractual prepayment protection resulting from sales or purchases of MSRs.
(2)    A Treasury futures derivative instrument was added during the current period, which preserves a portion of the MSR fair value associated with float earnings by economically hedging changes in short-term interest rates.

	June 30,
($ in thousands)	2025	2024
MSR UPB of loans serviced	$537,515,176	$492,361,763
Number of MSR loans serviced	2,646,038	2,459,476
UPB of loans subserviced and temporarily serviced	$71,688,404	$42,195,864
Number of loans subserviced and temporarily serviced	192,690	104,662
Total serviced UPB	$609,203,580	$534,557,627
Total loans serviced	2,838,728	2,564,138
MSR fair value	$7,566,632	$7,162,690
Total serviced delinquency count (60+) as % of total	1.32%	1.26%
Weighted average credit score	733	733
Weighted average LTV	72.08%	71.39%
Weighted average loan rate	4.46%	3.99%
Weighted average service fee	0.28%	0.28%

Three months ended June 30, 2025 summary

Loan servicing income, net was $202.4 million, a decrease of $39.3 million, or 16%, compared to $241.7 million loan servicing income, net in 2024, primarily due to the $99.5 million decrease in Change in valuation model inputs or assumptions, partially offset by a $46.9 million increase in Change in fair value of MSR hedge which benefited from the treasury futures derivative added during the current period. In 2025, the Change in valuation model inputs or assumptions was a $25.3 million decrease, compared to an increase of $74.2 million in 2024. This change was driven by a decrease in interest rates during the second quarter of 2025, compared to an increase in interest rates during the same period in 2024. Loan servicing income, net was also impacted by increased Servicing fee income and Collection / realization of cash flows, as a result of an increase in the average portfolio size during 2025.

Six months ended June 30, 2025 summary

Loan servicing income, net was $153.9 million, a decrease of $490.1 million, or 76%, compared to $644.0 million in 2024, primarily due to the $587.1 million decrease in Change in valuation model inputs or assumptions, partially offset by increased Servicing fee income of $101.6 million associated with an increase in the average portfolio size during 2025. In 2025, the Change in valuation model inputs or assumptions was a $286.1 million decrease, compared to an increase of $301.0 million in 2024. This change was driven by a decrease in interest rates during the current period, compared to an increase in interest rates during 2024.

Interest income, net

The components of Interest income, net for the periods presented were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Interest income	$123,502	$112,415	$215,592	$201,395
Interest expense on funding facilities	(90,879)	(81,293)	(154,918)	(132,736)
Interest income, net	$32,623	$31,122	$60,674	$68,659

Three months ended June 30, 2025 summary

Interest income, net was $32.6 million, an increase of $1.5 million, or 5%, compared to $31.1 million in 2024. Interest income, net in 2025 benefited from higher mortgage loan origination volume, partially offset by higher interest expense from increased utilization of funding facilities.

Six months ended June 30, 2025 summary

Interest income, net was $60.7 million, a decrease of $8.0 million, or 12%, compared to $68.7 million in 2024. Interest income, net in 2025 benefited from higher mortgage loan origination volume, but was offset by higher interest expense from increased utilization of funding facilities.

Other income

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Rocket Money revenue	$95,791	$72,985	$192,253	$141,192
Deposit income	92,351	91,776	181,344	174,211
Rocket Close revenue	83,328	71,565	149,946	136,946
Rocket Loans revenue	13,901	7,652	28,723	15,306
Rocket Homes revenue	14,979	15,492	25,281	26,460
Other (1)	8,987	9,838	17,865	19,892
Total other income	$309,337	$269,308	$595,412	$514,007

(1) Other consists of additional subsidiary and miscellaneous revenue.

Three months ended June 30, 2025 summary

Other income was $309.3 million, an increase of $40.0 million, or 15%, compared to $269.3 million in 2024, driven by a $22.8 million, or 31%, increase in Rocket Money revenue associated with growth in paying subscribers and also an increase in Rocket Close revenue of $11.8 million, or 16%, driven by higher Rocket Close closing volume.
.

Six months ended June 30, 2025 summary

Other income was $595.4 million, an increase of $81.4 million, or 16%, compared to $514.0 million in 2024, driven by a $51.1 million, or 36%, increase in Rocket Money revenue associated with growth in paying subscribers and also an increase in Rocket Close revenue of $13.0 million, or 9%, driven by higher Rocket Close closing volume.

Expenses

Expenses for the periods presented were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Salaries, commissions and team member benefits	$623,459	$553,420	$1,233,067	$1,094,516
General and administrative expenses	287,421	232,952	548,236	469,617
Marketing and advertising expenses	276,050	210,937	551,673	417,233
Interest and amortization expense on non-funding debt	57,718	38,364	96,005	76,729
Other expenses	91,341	73,007	167,375	135,931
Total expenses	$1,335,989	$1,108,680	$2,596,356	$2,194,026

Three months ended June 30, 2025 summary

Total expenses during the period were $1.3 billion, an increase of $227.3 million, or 21%, compared to 2024. Salaries, commissions and team member benefits were $623.5 million, an increase of $70.0 million, or 13%, compared to $553.4 million, largely due to an increase in variable compensation associated with an increase in origination volume. Marketing and advertising expenses were $276.1 million, an increase of $65.1 million, or 31%, compared to $210.9 million, primarily driven by an increase in brand marketing, as well as an increase in performance marketing associated with higher origination volume. General and administrative expenses were $287.4 million, an increase of $54.5 million, or 23%, compared to $233.0 million in 2024, primarily driven by acquisition-related expenses, as well as an increase in variable costs associated with the increase in origination volume. Interest and amortization expense on non-funding debt was $57.7 million, an increase of $19.4 million, or 50%, compared to $38.4 million in 2024, driven by debt financing fees related to the Bridge Facility, as well as interest and amortization associated with the senior notes that closed in June 2025.

Six months ended June 30, 2025 summary

Total expenses during the period were $2.6 billion, an increase of $402.3 million, or 18%, compared to 2024. Salaries, commissions and team member benefits were $1.2 billion, an increase of $138.6 million, or 13%, compared to $1.1 billion, largely due to an increase in variable compensation associated with an increase in origination volume. Marketing and advertising expenses were $551.7 million, an increase of $134.4 million, or 32%, compared to $417.2 million, primarily driven by the launch of our unified Rocket brand restage, as well as an increase in performance marketing associated with higher origination volume. General and administrative expenses were $548.2 million, an increase of $78.6 million, or 17%, compared to $469.6 million in 2024, primarily driven by acquisition-related expenses, as well as an increase in variable costs associated with the increase in origination volume.

Summary results by segment for the Three and Six Months Ended June 30, 2025 and 2024

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

We measure the performance of the segments primarily on a contribution margin basis. Contribution margin is intended to measure the direct profitability of each segment and is calculated as Adjusted revenue less directly attributable expenses. Adjusted revenue is a non-GAAP financial measure described above. Directly attributable expenses include Salaries, commissions and team member benefits, General and administrative expenses, Marketing and advertising expenses and Other expenses, such as mortgage servicing related expenses and expenses generated from Rocket Close (title and settlement services). For segments, we measure gain on sale margin of sold loans and refer to this metric as ‘sold loan gain on sale margin’. A loan is considered sold when it is sold to investors on the secondary market. Sold loan gain on sale margin reflects the gain on sale revenue of loans sold into the secondary market divided by the sold loan volume for the period. By contrast, ‘gain on sale margin’, which we reference outside of the segment discussion, measures the gain on sale revenue, net divided by net rate lock volume for the period. See below for our overview and discussion of segment results for the three and six months ended June 30, 2025 and 2024. For additional discussion, see Note 12, Segments of the notes to the unaudited condensed consolidated financial statements of this Form 10-Q.

Direct to Consumer Results

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Sold loan volume	$14,117,558	$13,031,943	$25,420,485	$22,080,909
Sold loan gain on sale margin	4.40%	4.14%	4.51%	4.19%
Revenue
Gain on sale of loans, net	$668,127	$577,231	$1,327,665	$1,117,396
Interest income	64,316	59,806	114,672	108,688
Interest expense on funding facilities	(47,336)	(43,128)	(82,336)	(71,362)
Service fee income	399,993	353,299	799,539	697,659
Change in fair value of MSRs	(198,885)	(112,941)	(648,070)	(56,433)
Other income	144,037	147,057	276,692	279,254
Total revenue, net	$1,030,252	$981,324	$1,788,162	$2,075,202
Change in fair value of MSRs due to valuation assumptions (net of hedges)	(19,978)	(72,566)	239,054	(293,037)
Adjusted revenue	$1,010,274	$908,758	$2,027,216	$1,782,165
Salaries, commissions and team member benefits	277,593	254,322	561,261	521,338
General and administrative expenses	95,371	73,962	173,731	151,819
Marketing and advertising expenses	226,814	174,176	439,464	330,529
Other expenses	43,010	31,589	78,478	60,167
Less: Directly attributable expenses	642,788	534,049	1,252,934	1,063,853
Contribution margin	$367,486	$374,709	$774,282	$718,312

Three months ended June 30, 2025 summary

Direct to Consumer Adjusted revenue was $1.0 billion, an increase of $101.5 million, or 11%, compared to $908.8 million in 2024, driven by Gain on sale of loans, net. Gain on sale of loans, net increased $90.9 million, or 16%, due to an increase in net rate lock volume and gain on sale margin during the current period.

Direct to Consumer Directly attributable expenses were $642.8 million, an increase of $108.7 million, or 20%, compared to $534.0 million in 2024, primarily driven by an increase in brand and performance marketing, as well as variable compensation and other variable costs associated with higher origination volume.

Direct to Consumer Contribution margin was $367.5 million, a decrease of $7.2 million, or 2%, compared to $374.7 million in 2024. The increase in Contribution margin was primarily driven by an increase in Adjusted revenue, offset by higher Directly attributable expenses, as described above.

Six months ended June 30, 2025 summary

Direct to Consumer Adjusted revenue was $2.0 billion, an increase of $245.1 million, or 14%, compared to $1.8 billion in 2024, primarily driven by Gain on sale of loans, net. Gain on sale of loans, net increased $210.3 million, or 19%, due to higher net rate lock volume and gain on sale margin during the current period.

Direct to Consumer Directly attributable expenses was $1.3 billion, an increase of $189.1 million, or 18%, compared to $1.1 billion in 2024, primarily driven by an increase in Marketing and advertising expenses associated with the launch of our unified Rocket brand restage and performance marketing, as well as an increase in variable compensation and other variable costs associated with higher origination volume.

Direct to Consumer Contribution margin was $774.3 million, an increase of $56.0 million, or 8%, compared to $718.3 million in 2024. The increase in Contribution margin was primarily driven by an increase in Adjusted revenue, partially offset by higher Directly attributable expenses, as described above.

Partner Network Results

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Sold loan volume	$13,411,348	$11,296,243	$22,614,618	$19,064,241
Sold loan gain on sale margin	0.90%	1.59%	1.10%	1.57%
Revenue
Gain on sale of loans, net	$126,223	$169,020	$222,019	$318,527
Interest income	59,186	52,609	100,920	92,707
Interest expense on funding facilities	(43,543)	(37,948)	(72,582)	(61,052)
Other income	6,347	4,156	11,551	7,936
Total revenue, net	$148,213	$187,837	$261,908	$358,118
Change in fair value of MSRs due to valuation assumptions (net of hedges)	—	—	—	—
Adjusted revenue	$148,213	$187,837	$261,908	$358,118
Salaries, commissions and team member benefits	53,197	48,230	100,004	94,653
General and administrative expenses	6,533	8,670	11,275	14,093
Marketing and advertising expenses	2,521	2,595	5,572	4,765
Other expenses	2,532	2,011	4,928	3,939
Less: Directly attributable expenses	64,783	61,506	121,779	117,450
Contribution margin	$83,430	$126,331	$140,129	$240,668

Three months ended June 30, 2025 summary

Partner Network Adjusted revenue was $148.2 million, a decrease of $39.6 million, or 21%, compared to $187.8 million in 2024, primarily driven by Gain on sale of loans, net. Gain on sale of loans, net decreased $42.8 million, or 25%, due to lower gain on sale margin, partially offset by an increase in net rate lock volume during the current period.

Partner Network Directly attributable expenses were $64.8 million, an increase of $3.3 million, or 5%, compared to $61.5 million in 2024, primarily driven by an increase in variable compensation and other variable costs associated with higher origination volume.

Partner Network Contribution margin was $83.4 million, a decrease of $42.9 million, or 34%, compared to $126.3 million in 2024. The decrease in Contribution margin was primarily driven by a decrease in Gain on sale of loans, net, as described above.

Six months ended June 30, 2025 summary

Partner Network Adjusted revenue was $261.9 million, a decrease of $96.2 million, or 27%, compared to $358.1 million in 2024, primarily driven by Gain on sale of loans, net. Gain on sale of loans, net decreased $96.5 million, or 30%, due to lower gain on sale margin, partially offset by an increase in net rate lock volume during the current period.

Partner Network Directly attributable expenses was $121.8 million, an increase of $4.3 million, or 4%, compared to $117.5 million in 2024. The increase during the period was driven by an increase in variable compensation and other variable costs associated with higher origination volume.

Partner Network Contribution margin was $140.1 million, a decrease of $100.5 million, or 41.8%, compared to $240.7 million in 2024. The decrease in Contribution margin was primarily driven by a decrease in Gain on sale of loans, net, as described above.

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

Our funding facilities are primarily in the form of master repurchase agreements. We also have funding facilities directly with the GSEs. Loans financed under these facilities are generally financed at approximately 98% of the principal balance of the loan (although certain types of loans are financed at lower percentages of the principal balance of the loan), which requires us to fund the balance from cash generated from operations. Once closed, the underlying residential mortgage loan that is held for sale is pledged as collateral for the borrowing or advance that was made under these funding facilities. In most cases, the loans will remain in one of the funding facilities for only a short time, generally less than 45 days, until the loans are pooled and sold. During the time the loans are held for sale, we earn interest income from the borrower on the underlying mortgage loan. This income is partially offset by the interest and fees we have to pay under the funding facilities.

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

As discussed in Note 6, Borrowings, of the notes to the unaudited condensed consolidated financial statements, as of June 30, 2025, we had 16 different funding facilities and financing facilities in different amounts and with various maturities together with the Senior Notes. At June 30, 2025, the aggregate available amount under our facilities was $23.5 billion, with combined outstanding balances of $9.5 billion and unutilized capacity of $14.0 billion.

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

We remain in a strong liquidity position, with total liquidity of $9.1 billion as of June 30, 2025, which includes $5.1 billion of cash and cash equivalents, $0.9 billion of corporate cash used to self-fund loan originations, a portion of which could be transferred to funding facilities (warehouse lines) at our discretion, $1.1 billion of undrawn lines of credit from financing facilities, and $2.0 billion of undrawn MSR lines. Margin cash held on behalf of counterparties is recorded in Cash and cash equivalents, and the related liability is classified in Other liabilities in the Condensed Consolidated Balance Sheets. Margin cash pledged to counterparties is excluded from Cash and cash equivalents and instead recorded in Other assets, as a receivable, in the Condensed Consolidated Balance Sheets. We believe that our available cash, as well as the sources of liquidity described above, provide adequate resources to fund our anticipated ongoing operational and capital needs.

Our funding facilities, early buy out facilities, MSRs facilities and unsecured lines of credit also generally require us to comply with certain operating and financial covenants and the availability of funds under these facilities is subject to, among other conditions, our continued compliance with these covenants. These financial covenants include, but are not limited to, maintaining (1) a certain minimum tangible net worth, (2) minimum liquidity, (3) a maximum ratio of total liabilities or total debt to tangible net worth and (4) pre-tax net income requirements. A breach of these covenants can result in an event of default under these facilities and as such allows the lenders to pursue certain remedies. In addition, each of these facilities, as well as our unsecured lines of credit, includes cross default or cross acceleration provisions that could result in all facilities terminating if an event of default or acceleration of maturity occurs under any facility. We were in compliance with all covenants as of June 30, 2025 and December 31, 2024.

During the period ended June 30, 2025, the Company closed its offering of $2.0 billion aggregate principal amount of 6.125% senior notes due 2030 and $2.0 billion aggregate principal amount of 6.375% senior notes due 2033. The Company intends to use the proceeds from the Offering to (i) on the closing date for the Mr. Cooper Acquisition, redeem Nationstar Mortgage Holdings Inc.'s ("NMH"), a subsidiary of Mr. Cooper, 5.000% senior notes due 2026, 6.000% senior notes due 2027 and 5.500% senior notes due 2028 at redemption prices equal to 100% of the principal amount of such notes, plus accrued and unpaid interest to, but excluding, the redemption date, (ii) pay fees and expenses related to the Offering and the Redemption, (iii) at the Company’s discretion, redeem, purchase (including, if required, in a change of control offer) and/or amend NMH’s 6.500% senior notes due 2029, 5.125% senior notes due 2030, 5.750% senior notes due 2031 and 7.125% senior notes due 2032 and pay fees and expenses in connection therewith and (iv) after the consummation of the Mr. Cooper Acquisition, repay secured debt of the Company and its subsidiaries (including Redfin, Mr. Cooper and their subsidiaries).

June 30, 2025 compared to June 30, 2024

Cash Flows

Our Cash and cash equivalents and Restricted cash were $5.1 billion as of June 30, 2025, an increase of $3.8 billion, compared to $1.3 billion as of June 30, 2024. The increase was primarily driven by the Company closing its offering of $4.0 billion aggregate principal amount of senior notes in 2025.

Equity

Equity was $7.4 billion as of June 30, 2025, a decrease of $1.4 billion, or 15%, compared to $8.8 billion as of June 30, 2024. The decrease primarily reflects a reduction to Additional paid-in capital ("APIC"), driven by $1.2 billion of deferred tax impacts during the current period associated with the Up-C Collapse. Equity as of June 30, 2025 also reflected the derecognition of non-controlling interest and a corresponding recognition of APIC associated with the Class L common stock issued during the period. Refer to Notes 8, Income Taxes and 13, Non-controlling Interest, of the notes to the condensed consolidated financial statements, for further detail.
Distributions
During the three and six months ended June 30, 2025, the Company paid tax distributions totaling $113.8 million to holders of Holdings Units other than Rocket Companies. During the three and six months ended 2024, the Company had no material dividend or tax distributions. Except for tax distributions, these distributions are at the discretion of our board of directors.

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

Contractual Obligations, Commercial Commitments and Other Contingencies

There were no material changes outside the ordinary course of business to our outstanding contractual obligations as of June 30, 2025 from information and amounts previously disclosed as of December 31, 2024 in our Annual Report on Form 10-K under the caption “Contractual Obligations, Commercial Commitments and Other Contingencies”. Refer to Notes 6, Borrowings and 10, Commitments, Contingencies and Guarantees, of the notes to the condensed consolidated financial statements for further discussion of contractual obligations, commercial commitments and other contingencies, including legal contingencies.
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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of June 30, 2025, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. We included a detailed discussion of our risk factors in “Part I - Item 1A. - Risk Factors” of our 2024 Form 10-K and in "Item 1A. Risk Factors" of our Form 10-Q for the fiscal quarter ended March 31, 2025. Other than the additional risk factors noted below, our risk factors have not changed significantly from those disclosed in our 2024 Form 10-K. These risk factors should be read carefully in connection with evaluating our business and in connection with the forward-looking statements and other information contained in this Quarterly Report on Form 10-Q. Any of the risks described in our 2024 Form 10-K could materially affect our business, condensed consolidated financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. The risk factors described in our 2024 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may materially adversely affect our business, condensed consolidated financial condition and/or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the completion of the Up-C Collapse on June 30, 2025, the Company issued 1,848,879,455 Class L common stock to Mr. Gilbert and the former shareholders of RHI, half of which are designated Class L-1 common stock, par value $0.00001 per share (“Class L-1 Common Stock”), and half of which are designated Class L-2 Common Stock, par value $0.00001 per share (“Class L-2 Common Stock”). Subject to certain limited exceptions as provided in the Company’s certificate of incorporation, (i) holders of Class L-1 Common Stock are prohibited from transferring or otherwise disposing of such shares prior to June 30, 2026, and (ii) holders of Class L-2 Common Stock are prohibited from transferring or otherwise disposing of such shares prior to June 30, 2027. Following June 30, 2026, each share of Class L-1 common stock (i) may be converted at any time, at the option of the holder, into one share of Class A Common Stock and (ii) will automatically convert into one share of Class A Common Stock immediately prior to any transfer of such share, except for certain permitted transfers that are described in the Company’s certificate of incorporation. Following June 30, 2027, each share of Class L-2 Common Stock (i) may be converted at any time, at the option of the holder, into one share of Class A Common Stock and (ii) will automatically convert into one share of Class A Common Stock immediately prior to any transfer of such share, except for certain permitted transfers that are described in the Company’s certificate of incorporation. In addition, upon the later to occur of (A) June 30, 2027 and (B) the date that the outstanding shares of Class L Common Stock no longer represent at least 79% of the total voting power of the issued and outstanding shares of our common stock, all shares of Class L Common Stock will automatically convert to newly issued shares of Class A Common Stock.

The Company did not receive any proceeds or consideration in connection with issuance of the Class L Common Stock and such issuance was made without registration in reliance on the exemption from registration under the Securities Act of 1933 afforded by Section 4(a)(2) thereof as a transactions not involving a public offering.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
3.1
Second Amended and Restated Certificate of Incorporation of Rocket Companies, Inc., dated as of June 30, 2025 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on June 30, 2025)

3.2	Restated Certificate of Incorporation of Rocket Companies, Inc., dated as of June 30, 2025 (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on June 30, 2025)
10.1
Indenture, dated as of June 20, 2025, among Rocket Companies, Inc., the guarantors named therein and U.S. Bank Trust Company, National Association, as trustee. (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on June 23, 2025)

10.2	Form of 6.125% Senior Notes due 2030 (included in Exhibit 4.1, incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on June 23, 2025)
10.3	Form of 6.375% Senior Notes due 2033 (included in Exhibit 4.1, incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K filed on June 23, 2025)
10.4
Tax Receivable Agreement Amendment, dated as of June 30, 2025, by and among Rocket Companies, Inc., RHI and Daniel Gilbert (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 30, 2025)

10.5	Joinder to the Tax Receivable Agreement, dated as of June 30, 2025, by RHI II, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on June 30, 2025)
10.6	Indemnity Agreement, dated as of June 30, 2025 by and between Rocket Companies, Inc. and RHI II, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on June 30, 2025)
10.7	Amended and Restated Limited Partnership Agreement of Rocket Limited Partnership, dated as of June 30, 2025 (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on June 30, 2025)
10.8
Second Amended and Restated Limited Partnership Agreement of Rocket Limited Partnership, dated as of June 30, 2025 (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on June 30, 2025)

10.9	Letter Agreement, dated as of June 30, 2025, between Rocket Companies, Inc. and Dan Gilbert (incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed on June 30, 2025)
10.10*#
Amendment No. 2 to Amended and Restated Master Repurchase Agreement, dated as of June 12, 2025, by and among JPMorgan Chase Bank, National Association, QL Ginnie EBO, LLC, QL Ginnie REO, LLC and Rocket Mortgage LLC.

10.11*#	Amendment No. 1 to Master Repurchase Agreement, dated as of June 13, 2025, by and between Rocket Mortgage, LLC and Banco Santander, S.A.
31.1*	Certification of CEO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)
31.2*	Certification of CFO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)
32.1*	Certification by the CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification by the CFO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
#	Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The Company agrees to furnish supplementally an unredacted copy of the exhibit to the Securities and Exchange Commission upon its request.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rocket Companies, Inc.

August 8, 2025	By:	/s/ Brian Brown
Date		Name: Brian Brown
Chief Financial Officer and Treasurer
(Principal Financial Officer)