Form 10-Q
period 2025-09-30
Rocket Companies, Inc.
filed 2025-11-06
CIK 1805284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of October 30, 2025, 967,010,557 shares of the registrant's Class A common stock, $0.00001 par value, and 1,848,879,455 shares of the registrant's Class L common stock, $0.00001 par value, were outstanding.

Rocket Companies, Inc.
Form 10-Q
For the period ended September 30, 2025

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)
Rocket Companies, Inc.
Condensed Consolidated Balance Sheets
($ In Thousands, Except Per Share Amounts)

	September 30, 2025	December 31, 2024
Assets	(Unaudited)
Cash and cash equivalents	$5,836,104	$1,272,853
Restricted cash	21,036	16,468
Mortgage loans held for sale, at fair value	11,657,795	9,020,176
Derivative assets, at fair value	329,559	192,433
Mortgage servicing rights (“MSRs”), at fair value	7,364,129	7,633,371
Notes receivable and due from affiliates	17,433	14,245
Property and equipment, net of accumulated depreciation and amortization of $668,746 and $620,252, respectively	201,282	213,848
Deferred tax asset, net	11,800	521,824
Lease right of use assets	260,056	281,770
Loans subject to repurchase right from Ginnie Mae	2,842,715	2,785,146
Goodwill and intangible assets, net	3,282,853	1,227,517
Other assets	1,751,366	1,330,412
Total assets	$33,576,128	$24,510,063
Liabilities and equity
Liabilities
Funding facilities	$10,523,088	$6,708,186
Other financing facilities and debt:
Senior Notes, net	8,537,628	4,038,926
Early buy out facility	54,589	92,949
Accounts payable	297,536	181,713
Lease liabilities	294,662	319,296
Derivative liabilities, at fair value	65,211	11,209
Investor reserves	98,725	99,998
Notes payable and due to affiliates	2,839	31,280
Tax receivable agreement liability	590,490	581,183
Loans subject to repurchase right from Ginnie Mae	2,842,715	2,785,146
Deferred tax liability	551,869	17,445
Other liabilities	865,313	599,352
Total liabilities	$24,724,665	$15,466,683
Equity
Preferred stock, $0.00001 par value - 500,000,000 shares authorized as of September 30, 2025 and December 31, 2024, none issued and outstanding as of September 30, 2025 and December 31, 2024, respectively.	$—	$—
Class A common stock, $0.00001 par value - 10,000,000,000 shares authorized as of September 30, 2025 and December 31, 2024, 261,259,608 and 146,028,193 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively.	2	1
Class B common stock, $0.00001 par value - zero and 6,000,000,000 shares authorized as of September 30, 2025 and December 31, 2024, respectively, none issued and outstanding as of September 30, 2025 and December 31, 2024.	—	—
Class C common stock, $0.00001 par value - zero and 6,000,000,000 shares authorized as of September 30, 2025 and December 31, 2024, respectively, none issued and outstanding as of September 30, 2025 and December 31, 2024.	—	—
Class D common stock, $0.00001 par value - 6,000,000,000 shares authorized as of September 30, 2025 and December 31, 2024, zero and 1,848,879,483 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively.	—	19
Class L common stock, $0.00001 par value - 6,000,000,000 and zero shares authorized as of September 30, 2025 and December 31, 2024, respectively, 1,848,879,455 and zero shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively.	19	—
Additional paid-in capital	8,797,962	389,695
Retained earnings	55,199	312,834
Accumulated other comprehensive loss	(1,719)	(48)
Non-controlling interest	—	8,340,879
Total equity	8,851,463	9,043,380
Total liabilities and equity	$33,576,128	$24,510,063
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Rocket Companies, Inc.
Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)
($ In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue
Gain on sale of loans
Gain on sale of loans excluding fair value of originated MSRs, net	$641,721	$506,688	$1,621,295	$1,396,128
Fair value of originated MSRs	385,692	337,702	993,644	906,044
Gain on sale of loans, net	1,027,413	844,390	2,614,939	2,302,172
Loan servicing (loss) income
Servicing fee income	413,138	373,796	1,215,111	1,074,219
Change in fair value of MSRs	(479,602)	(878,311)	(1,127,672)	(934,744)
Loan servicing (loss) income, net	(66,464)	(504,515)	87,439	139,475
Interest income
Interest income	126,459	108,566	342,051	309,961
Interest expense on funding facilities	(90,778)	(101,820)	(245,696)	(234,556)
Interest income, net	35,681	6,746	96,355	75,405
Other income	608,654	300,327	1,204,066	814,334
Total revenue, net	1,605,284	646,948	4,002,799	3,331,386
Expenses
Salaries, commissions and team member benefits	874,774	607,526	2,107,841	1,702,042
General and administrative expenses	354,554	221,074	902,790	690,691
Marketing and advertising expenses	274,273	200,528	825,946	617,761
Depreciation and amortization	78,340	28,607	132,776	83,633
Interest and amortization expense on non-funding debt	137,195	38,620	233,200	115,349
Other expenses	70,344	47,912	183,283	128,817
Total expenses	1,789,480	1,144,267	4,385,836	3,338,293
Loss before income taxes	(184,196)	(497,319)	(383,037)	(6,907)
Benefit from (provision for) income taxes	60,342	15,895	80,826	(5,878)
Net loss	(123,854)	(481,424)	(302,211)	(12,785)
Net loss attributable to non-controlling interest	—	459,413	166,189	8,284
Net loss attributable to Rocket Companies	$(123,854)	$(22,011)	$(136,022)	$(4,501)

Loss per share of Participating Common Stock
Basic	$(0.06)	$(0.16)	$(0.17)	$(0.03)
Diluted	$(0.06)	$(0.19)	$(0.17)	$(0.03)

Weighted average shares outstanding
Basic	2,106,227,188	141,763,221	815,634,892	139,475,981
Diluted	2,106,227,188	2,003,296,515	815,634,892	139,475,981

Comprehensive loss
Net loss	$(123,854)	$(481,424)	$(302,211)	$(12,785)
Cumulative translation adjustment	(507)	(358)	290	161
Comprehensive loss	(124,361)	(481,782)	(301,921)	(12,624)
Comprehensive loss attributable to non-controlling interest	—	459,747	165,336	8,133
Comprehensive loss attributable to Rocket Companies	$(124,361)	$(22,035)	$(136,585)	$(4,491)
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Rocket Companies, Inc.
Condensed Consolidated Statements of Changes in Equity
($ In Thousands)
(Unaudited)

	Class A Common Stock Shares	Class A Common Stock Amount	Class D Common Stock Shares	Class D Common Stock Amount	Class L Common Stock Shares	Class L Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Non-controlling Interest	Total Equity
Balance, December 31, 2023	135,814,173	$1	1,848,879,483	$19	—	$—	$340,532	$284,296	$52	$7,676,810	$8,301,710
Net income	—	—	—	—	—	—	—	16,215	—	274,499	290,714
Cumulative translation adjustment	—	—	—	—	—	—	—	—	21	293	314
Share-based compensation, net	2,458,761	—	—	—	—	—	2,060	—	—	27,722	29,782
Distributions for state taxes on behalf of unit holders (members), net	—	—	—	—	—	—	—	(19)	—	(255)	(274)
Forfeitures of Special Dividends to Class A Shareholders	—	—	—	—	—	—	—	2	—	29	31
Taxes withheld on team members' restricted share award vesting	—	—	—	—	—	—	(1,152)	—	—	(15,410)	(16,562)
Issuance of Class A common stock under share-based compensation plans	538,683	—	—	—	—	—	454	—	—	6,161	6,615
Change in controlling interest of investment, net	—	—	—	—	—	—	8,917	—	(1)	(11,795)	(2,879)
Balance, March 31, 2024	138,811,617	$1	1,848,879,483	$19	—	$—	$350,811	$300,494	$72	$7,958,054	$8,609,451
Net income	—	—	—	—	—	—	—	1,295	—	176,630	177,925
Cumulative translation adjustment	—	—	—	—	—	—	—	—	13	192	205
Share-based compensation, net	506,140	—	—	—	—	—	2,652	—	—	35,095	37,747
Distributions for state taxes on behalf of unit holders (members)	—	—	—	—	—	—	—	(6)	—	(86)	(92)
Distributions to unit holders (members) from subsidiary investment, net	—	—	—	—	—	—	—	(837)	—	(13,013)	(13,850)
Forfeitures of Special Dividend to Class A Shareholders	—	—	—	—	—	—	—	12	—	161	173
Taxes withheld on team members' restricted share award vesting	—	—	—	—	—	—	(305)	—	—	(4,029)	(4,334)
Issuance of Class A common stock under share-based compensation plans	645,826	—	—	—	—	—	554	—	—	7,357	7,911
Change in controlling interest of investment, net	—	—	—	—	—	—	3,898	—	—	(5,113)	(1,215)
Balance, June 30, 2024	139,963,583	$1	1,848,879,483	$19	—	$—	$357,610	$300,958	$85	$8,155,248	$8,813,921
Net loss	—	—	—	—	—	—	—	(22,011)	—	(459,413)	(481,424)
Cumulative translation adjustment	—	—	—	—	—	—	—	—	(24)	(334)	(358)
Share-based compensation, net	3,576,274	—	—	—	—	—	2,760	—	—	35,883	38,643
Distributions for state taxes on behalf of unit holders (members)	—	—	—	—	—	—	—	(2)	—	(30)	(32)
Forfeitures of Special Dividend to Class A Shareholders	—	—	—	—	—	—	—	10	—	139	149
Issuance of Class A common stock upon exercise of stock options	775,211	—	—	—	—	—	992	—	—	12,846	13,838
Taxes withheld on team members' restricted share award vesting	—	—	—	—	—	—	(2,632)	—	—	(33,688)	(36,320)
Issuance of Class A common stock under share-based compensation plans	605,159	—	—	—	—	—	612	—	—	8,060	8,672
Change in controlling interest of investment, net	—	—	—	—	—	—	14,020	—	(1)	(18,724)	(4,705)
Balance, September 30, 2024	144,920,227	$1	1,848,879,483	$19	—	$—	$373,362	$278,955	$60	$7,699,987	$8,352,384

Rocket Companies, Inc.
Condensed Consolidated Statements of Changes in Equity
($ In Thousands)
(Unaudited)

	Class A Common Stock Shares	Class A Common Stock Amount	Class D Common Stock Shares	Class D Common Stock Amount	Class L Common Stock Shares	Class L Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Non-controlling Interest	Total Equity
Balance, December 31, 2024	146,028,193	$1	1,848,879,483	$19	—	$—	$389,695	$312,834	$(48)	$8,340,879	$9,043,380
Net loss	—	—	—	—	—	—	—	(10,383)	—	(202,063)	(212,446)
Cumulative translation adjustment	—	—	—	—	—	—	—	—	(1)	14	13
Share-based compensation, net	3,243,276	—	—	—	—	—	2,809	—	—	35,020	37,829
Distributions for state taxes on behalf of unit holders (members), net	—	—	—	—	—	—	—	(1)	—	(13)	(14)
Distributions to unit holders (members) from subsidiary investment, net	—	—	—	—	—	—	—	—	—	(113,379)	(113,379)
Special Dividends to Class A Shareholders, net of forfeitures	—	—	—	—	—	—	—	(122,227)	—	(22,594)	(144,821)
Taxes withheld on team members' restricted share award vesting	—	—	—	—	—	—	(2,143)	—	—	(26,453)	(28,596)
Issuance of Class A common stock upon exercise of stock options	40,000	—	—	—	—	—	25	—	—	310	335
Issuance of Class A common stock under share-based compensation plans	839,012	—	—	—	—	—	684	—	—	8,612	9,296
Change in controlling interest of investment, net	—	—	—	—	—	—	12,711	—	(5)	(20,666)	(7,960)
Balance, March 31, 2025	150,150,481	$1	1,848,879,483	$19	—	$—	$403,781	$180,223	$(54)	$7,999,667	$8,583,637
Net (loss) income	—	—	—	—	—	—	—	(1,785)	—	35,874	34,089
Cumulative translation adjustment	—	—	—	—	—	—	—	—	(55)	839	784
Share-based compensation, net	586,990	—	—	—	—	—	3,764	—	—	45,124	48,888
Distributions for state taxes on behalf of unit holders (members), net	—	—	—	—	—	—	—	(13)	—	(157)	(170)
Special Dividend to Class A Shareholders, net of forfeitures	—	—	—	—	—	—	—	82	—	187	269
Taxes withheld on employees' restricted share award vesting	—	—	—	—	—	—	(1,143)	—	—	(4,327)	(5,470)
Issuance of Class A common Shares under share-based compensation and benefit plans	775,879	—	—	—	—	—	752	—	—	9,218	9,970
Change in controlling interest of investment, net	—	—	(1,848,879,483)	(19)	1,848,879,455	19	6,864,459	—	(1,103)	(8,086,425)	(1,223,069)
Balance, June 30, 2025	151,513,350	$1	—	$—	1,848,879,455	$19	$7,271,613	$178,507	$(1,212)	$—	$7,448,928
Net loss	—	—	—	—	—	—	—	(123,854)	—	—	(123,854)
Cumulative translation adjustment	—	—	—	—	—	—	—	—	(507)	—	(507)
Share-based compensation, net	4,748,966	—	—	—	—	—	64,655	—	—	—	64,655
Distributions for state taxes on behalf of unit holders (members), net	—	—	—	—	—	—	—	15	—	—	15
Special Dividend to Class A Shareholders, net of forfeitures	—	—	—	—	—	—	—	531	—	—	531
Issuance of Class A Common Shares upon exercise of stock options	904,460	—	—	—	—	—	13,685	—	—	—	13,685
Taxes withheld on employees' restricted share award vesting	—	—	—	—	—	—	(51,763)	—	—	—	(51,763)
Issuance of Class A common Shares under share-based compensation and benefit plans	701,153	—	—	—	—	—	9,781	—	—	—	9,781
Acquisition of Redfin	103,391,679	1	—	—	—	—	1,489,991	—	—	—	1,489,992
Balance, September 30, 2025	261,259,608	$2	—	$—	1,848,879,455	$19	$8,797,962	$55,199	$(1,719)	$—	$8,851,463
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Rocket Companies, Inc.
Condensed Consolidated Statements of Cash Flows
($ In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Operating activities
Net loss	$(302,211)	$(12,785)
Adjustments to reconcile Net loss to Net cash used in operating activities:
Depreciation and amortization	132,776	83,633
(Benefit from) provision for deferred income taxes	(85,678)	5,600
Origination of MSRs	(993,644)	(906,044)
Change in fair value of MSRs, net	1,171,794	940,747
Gain on sale of loans excluding fair value of MSRs, net	(1,621,295)	(1,396,128)
Disbursements of mortgage loans held for sale	(81,426,933)	(72,075,853)
Proceeds from sale of mortgage loans held for sale	80,431,863	68,853,271
Disbursements of non-mortgage loans held for sale	(421,247)	(236,845)
Change in fair value of non-mortgage loans held for sale	8,298	1,503
Share-based compensation expense	161,631	109,925
Change in assets and liabilities
Due from affiliates	(3,188)	4,304
Other assets	152,415	44,460
Accounts payable	43,715	4,576
Due to affiliates	74	(495)
Other liabilities	54,230	107,723
Total adjustments	$(2,395,189)	$(4,459,623)
Net cash used in operating activities	$(2,697,400)	$(4,472,408)
Investing activities
Acquisition of business, net of cash acquired	$(78,543)	$—
Net proceeds from sale of MSRs	314,977	219,694
Net purchase of MSRs	(244,330)	(641,975)
Decrease in mortgage loans held for investment	1,267	11,243
Purchase and other additions of property and equipment, net of disposals	(51,012)	(48,787)
Net cash used in investing activities	$(57,641)	$(459,825)
Financing activities
Net borrowings on funding facilities	$3,656,663	$5,131,660
Borrowings on Senior Notes	4,000,000	—
Payment of debt issuance costs	(39,810)	—
Net payments on early buy out facility	(38,360)	(96,345)
Net payments on notes payable from unconsolidated affiliates	(28,514)	—
Proceeds from consolidated CFE, net	56,018	51,030
Stock issuance	38,583	33,288
Taxes withheld on team members' restricted share award vesting	(85,829)	(57,216)
Distributions to other unit holders (members of Holdings)	(236,182)	(18,580)
Net cash provided by financing activities	$7,322,569	$5,043,837
Effects of exchange rate changes on cash and cash equivalents	291	161
Net increase in cash and cash equivalents and restricted cash	4,567,819	111,765
Cash and cash equivalents and restricted cash, beginning of period	1,289,321	1,136,832
Cash and cash equivalents and restricted cash, end of period	$5,857,140	$1,248,597
Non-cash activities
Loans transferred to other real estate owned	$3,698	$3,046
Issuance of common stock as consideration for acquisition	1,466,094	—
Share-based compensation as consideration for acquisition	23,898	—
Supplemental disclosures
Cash paid for interest on related party borrowings	$278	$1,291
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

We are a Detroit‑based fintech company with operations spanning mortgage, real estate and personal finance. We are committed to delivering industry-best client experiences through our AI-fueled homeownership strategy. Our full suite of products empowers our clients across financial wellness, personal loans, home search, mortgage finance, and title and closing. We believe our widely recognized “Rocket” brand is synonymous with simple, fast and trusted digital experiences. Through these businesses, we seek to deliver innovative client solutions leveraging our Rocket platform. Our business operations are organized into the following two segments: (1) Direct to Consumer and (2) Partner Network, refer to Note 12, Segments.

Rocket Companies, Inc. is a holding company. Its primary material assets are the equity interests held in Rocket LP, LLC (Limited Partner of Rocket Limited Partnership), Rocket GP, LLC (General Partner of Rocket Limited Partnership) and Redfin Corporation (“Redfin”). Rocket Limited Partnership is a Michigan limited partnership and wholly owns the following entities: Rocket Mortgage, LLC, Amrock Holdings, LLC (“Rocket Close”), Rocket Title Insurance Company (“RTIC”), LMB HoldCo LLC (“Core Digital Media”), Rocket Homes Real Estate LLC (“Rocket Homes”), RockLoans Holdings LLC (“Rocket Loans”), Rocket Money, Inc. (“Rocket Money”), Lendesk Canada Holdings Inc. (“Lendesk Technologies”) and Woodward Capital Management LLC. As used herein, “Rocket Mortgage” refers to either the Rocket Mortgage brand or platform, or the Rocket Mortgage business, as the context allows.

On July 1, 2025 Rocket Companies completed the acquisition of Redfin, including its direct and indirect subsidiaries, which will continue as a wholly-owned subsidiary of the Company.

On October 1, 2025 Rocket Companies completed the acquisition of Mr. Cooper Group Inc. (“Mr. Cooper”), including its direct and indirect subsidiaries (the "Mr. Cooper Acquisition"). Pursuant to the Mr. Cooper Acquisition, Mr. Cooper merged with and into Maverick Merger 2, LLC (a wholly-owned subsidiary of the Company) where Maverick Merger Sub 2, LLC was the surviving entity, which will continue as an indirect wholly-owned subsidiary of the Company.

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

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Thousands, Except Per Share Amounts or Unless Otherwise Noted)
The Up-C Collapse was accounted for as a common control transaction, which results primarily in the exchange of non-controlling interests in Holdings for Class L common stock. The collapse of the Up-C structure triggered deferred tax impacts as well as certain assumptions reflected in the estimate of the Tax Receivable Agreement liability. The Company has presented financial information reflecting the Up-C Collapse prospectively. Refer to Note 8, Income Taxes for further details regarding the amendment of the Tax Receivable Agreement and the deferred tax impacts resulting from the collapse of the Up-C structure. Refer to Note 13, Non-controlling Interest for further details around the conversion of Holdings to Rocket Limited Partnership and elimination of non-controlling interests as of the effective date of the Up-C Collapse. Refer to Note 15, Earnings Per Share for further details on the updates to the basic and diluted earnings per share calculations as of the effective date.

Basis of Presentation and Consolidation

As of September 30, 2025, the Company's consolidated financial statements reflect the Company's wholly-owned subsidiaries and variable interest entities ("VIE") in which the Company is the primary beneficiary.

Prior to the Up-C Collapse, the Company was the sole managing member of Holdings, therefore the Company operated and controlled all of the business affairs of Holdings, and through Holdings and its subsidiaries, conducted its business. Holdings was considered a variable interest entity (“VIE”) and we consolidated the financial results of Holdings under the guidance of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 810, Consolidation. A portion of our Net loss was allocated to Net loss attributable to non-controlling interest. As a result of the Up-C Collapse and the conversion of Holdings to Rocket Limited Partnership, the Company holds, indirectly, 100% of the voting and economic interests of Rocket Limited Partnership and therefore consolidates Rocket Limited Partnership with no further non-controlling interest. For further details, refer below to Variable Interest Entities and Note 13, Non-controlling Interest.

For further details on the Company's other consolidated VIE, refer below to Consolidation of Collateralized Financing Entity.

All significant intercompany transactions and accounts between the businesses comprising the Company have been eliminated in the accompanying condensed consolidated financial statements.

The Company's derivatives, MSRs, mortgage and non-mortgage loans held for sale, money market funds and trading investment securities are measured at fair value on a recurring basis. Additionally, other assets may be required to be measured at fair value in the condensed consolidated financial statements on a nonrecurring basis. For further details of the Company’s transactions refer to Note 3, Fair Value Measurements.

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

Management Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management is not aware of any factors that would significantly change its estimates and assumptions as of September 30, 2025. Actual results may differ from these estimates.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Thousands, Except Per Share Amounts or Unless Otherwise Noted)
Subsequent Events

In preparing these condensed consolidated financial statements, the Company evaluated events and transactions for potential recognition or disclosure through the date these condensed consolidated financial statements were issued. Refer to Note 2, Acquisitions for subsequent events related to acquisition transactions and Note 3, Fair Value Measurements and Note 6, Borrowings for disclosures on changes to the Company's debt agreements.

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

Other income — includes revenues generated from Deposit income (related to revenue earned on deposits, including escrow deposits), Rocket Close (title, closing and appraisal fees), Rocket Money (subscription revenue and other service-based fees), Real estate services revenue (commissions and fees charged on each real estate services transaction closed by our lead agents or partner agents), Rocket Loans (personal loan interest earned and other income) and Other (additional subsidiary and miscellaneous revenue).

The following significant revenue streams fall within the scope of ASC 606, Revenue from Contracts with Customers and are disaggregated hereunder. The remaining revenue streams within the scope of ASC 606 are immaterial, both individually and in aggregate.

Rocket Money subscription revenue — The Company recognizes subscription revenue ratably over the contract term beginning on the commencement date of each contract. We have determined that subscriptions represent a stand-ready obligation to perform over the subscription term. These performance obligations are satisfied over time as the customer simultaneously receives and consumes the benefits. Contracts are one month to one year in length. Subscription revenues were $88,256 and $65,950 for the three months ended September 30, 2025 and 2024, respectively and $259,678 and $192,119 for the nine months ended September 30, 2025 and 2024, respectively.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Thousands, Except Per Share Amounts or Unless Otherwise Noted)
Rocket Close closing fees — The Company recognizes closing fees for nonrecurring services provided in connection with the origination of the loan. These fees are recognized at the time of loan closing for purchase transactions or at the end of a client's three-day rescission period for refinance transactions, which represents the point in time the loan closing services performance obligation is satisfied. The consideration received for closing services is a fixed fee per loan that varies by state and loan type. Closing fees were $35,469 and $29,231 for the three months ended September 30, 2025 and 2024, respectively and $91,880 and $75,057 for the nine months ended September 30, 2025 and 2024, respectively.

Rocket Close appraisal revenue — The Company recognizes appraisal revenue when the appraisal service is completed. The Company may choose to deliver appraisal services directly to its client or subcontract such services to a third-party licensed and/or certified appraiser. In instances where the Company performs the appraisal, revenue is recognized as the gross amount of consideration received at a fixed price per appraisal. The Company is an agent in instances where a third-party appraiser is involved in the delivery of appraisal services and revenue is recognized net of third-party appraisal expenses. Appraisal revenue was $11,387 and $9,222 for the three months ended September 30, 2025 and 2024, respectively and $30,334 and $27,552 for the nine months ended September 30, 2025 and 2024, respectively.

Real estate referral services revenue — The Company recognizes referral services revenue based on arrangements with partner agencies contingent on the closing of a transaction. As this revenue stream is variable, and is contingent on the successful transaction close, the revenue is constrained until the occurrence of the transaction. At this point, the constraint on recognizing revenue is deemed to have been lifted and revenue is recognized for the consideration expected to be received. Referral services revenue was $20,449 and $14,363 for the three months ended September 30, 2025 and 2024, respectively and $45,726 and $40,657 for the nine months ended September 30, 2025 and 2024, respectively.

Real estate brokerage services revenue — Brokerage revenue includes our offer and listing services, where our lead agents represent homebuyers and home sellers. We recognize commission-based brokerage revenue upon closing of a brokerage transaction, less the amount of any commission refunds, closing-cost reductions, or promotional offers that may result in a material right under ASC 606. Brokerage revenue is affected by the number of brokerage transactions we close, the mix of brokerage transactions, home-sale prices, commission rates, and the amount we give to customers. Brokerage revenue was $177,167 for the three and nine months ended September 30, 2025, respectively.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. We maintain our bank accounts with a relatively small number of high-quality financial institutions.

Restricted cash as of September 30, 2025 and 2024 consisted of cash on deposit for a repurchase facility, client application deposits, title premiums collected from the insured that are due to the underwriter, and principal and interest received in collection accounts for purchased assets. During the nine months ended September 30, 2025, the Company closed its offering of $2.0 billion aggregate principal amount of 6.125% senior notes due 2030 and $2.0 billion aggregate principal amount of 6.375% senior notes due 2033.

	September 30,
	2025	2024
Cash and cash equivalents	$5,836,104	$1,228,234
Restricted cash	21,036	20,363
Total cash, cash equivalents and restricted cash in the statement of cash flows	$5,857,140	$1,248,597

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

Variable Interest Entities

As of September 30, 2025, the Company's consolidated financial statements reflect the Company's wholly-owned subsidiaries and variable interest entities ("VIE") in which the Company is the primary beneficiary. Refer to the Basis of Presentation and Consolidation above for further details relating to how the Company reported its VIEs prior to the Up-C Collapse.

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

In September 2025, the FASB issued ASU 2025-06: Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40). The new guidance updates the requirements for capitalizing software costs. The guidance is effective for fiscal years beginning after December 15, 2027. The Company is in the process of evaluating the requirements of the update, which is expected to result in changes to the Company's policy for capitalizing software costs.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Thousands, Except Per Share Amounts or Unless Otherwise Noted)
2. Acquisitions

Redfin Acquisition

Effective July 1, 2025, the Company acquired 100% of the outstanding shares of Redfin, a residential real estate brokerage company headquartered in Seattle and incorporated in Delaware, in an all-stock transaction (the “Redfin Acquisition”). The Company included the financial results of Redfin in its condensed consolidated financial statements from the date of acquisition. The transaction costs associated with the Redfin Acquisition were approximately $8,041 and $22,140 for the three and nine months ended September 30, 2025, respectively, and were recorded in General and administrative expenses in the Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss). The acquisition-date fair value of the consideration transferred for the acquisition of Redfin was approximately $1,742,005, which consisted of the following:

Fair Value of Consideration Transferred
Rocket Class A common stock issued to Redfin stockholders(1)	$1,466,094
Converted Redfin equity awards attributable to pre-combination service (2)	23,898
Cash paid to settle term loan, accrued interest, and prepayment premium (3)	252,013
Total	$1,742,005
(1)    Value of Rocket Class A common stock issued on the date of close is based on 130,446,226 shares of outstanding common stock of Redfin as of June 30, 2025 each being exchanged for 0.7926 of a share of Rocket Class A common stock issued at $14.18, the closing share price on June 30, 2025.

(2)    Certain unvested equity awards of Redfin were replaced by Rocket’s equity awards with similar terms at closing. The vested portion of those awards, as well as awards that fully vested prior to the closing date, are included as consideration applying the same exchange ratio and share price as above.

(3)    Cash paid at closing to settle Redfin’s outstanding term loan principal, accrued interest, and a 1% prepayment premium triggered by the Redfin Acquisition.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Thousands, Except Per Share Amounts or Unless Otherwise Noted)
The Company has applied the acquisition method of accounting in accordance with ASC 805, Business Combinations and recognized assets acquired and liabilities assumed at their fair value as of the date of acquisition with the excess of consideration transferred over the fair value of net assets acquired recorded as goodwill. The following table summarizes the preliminary purchase price allocation as of the acquisition date:

Fair Value
Cash and cash equivalents	$173,420
Restricted cash	51
Mortgage loans held for sale	164,900
Derivative assets	5,223
MSRs	2,494
Property and equipment	12,322
Lease right of use assets	25,902
Intangible assets	881,000
Deferred tax asset (1)	106,795
Other assets	89,275
Funding facilities (2)	158,239
Senior Notes (3)	526,083
Accounts payable	72,109
Lease liabilities	26,842
Derivative liabilities	1,959
Investor reserves	2,071
Other liabilities	164,785
Net identifiable assets acquired	$509,294
Goodwill	1,232,711
Total consideration transferred	$1,742,005
(1)     The deferred tax asset generated from the acquisition is presented net within the Deferred tax liability in the Condensed Consolidated Balance Sheet as of September 30, 2025.

(2)     Funding facilities were voluntarily paid off and terminated during the third quarter 2025.

(3)     Refer to Note 6, Borrowings for details regarding Senior Notes following consummation of the acquisition.

The resulting goodwill is primarily attributed to the assembled workforce, synergies from integrating Redfin’s brokerage and home search platform with Rocket’s mortgage and real estate ecosystem, and opportunities for future market expansion. Goodwill generated as a result of the Redfin Acquisition is not expected to be deductible for tax purposes. The fair values assigned to the intangible assets acquired, as well as tax-related liabilities, are preliminary and subject to change as additional information becomes available and certain tax matters are finalized. Additional information that existed as of the acquisition date but at the time was unknown to the Company may become known to the Company during the remainder of the measurement period, a period not to exceed 12 months from the acquisition date. The Company is currently in the process of allocating goodwill to reporting units that are expected to benefit from the synergies of the acquisition.

The fair value of receivables acquired is $44,584, which is recorded within Other assets in the table above, with the gross contractual amount being $52,559. The Company estimates $7,975 to be uncollectible.

Since the acquisition date, the amounts of revenue and net income (loss) of Redfin included in the Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) were $240,214 and $(68,516), respectively, for both the three and nine months ended September 30, 2025.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Thousands, Except Per Share Amounts or Unless Otherwise Noted)
Identifiable Intangible Assets Acquired

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the acquisition date:

	Fair Value	Useful Life
Developed technology and other	$356,000	4 years
Trade name	350,000	5 years
Customer relationships	175,000	4 - 6 years
Intangible assets acquired	$881,000

The preliminary estimate of the fair value of Redfin’s intangible assets was determined primarily using forms of the income approach and the cost approach, which require forecasts of expected future cash flows or replacement costs. The fair value measurements were primarily based on significant inputs that are not observable in the market and thus represent Level 3 measurement of the fair value hierarchy as defined in ASC 820, Fair Value Measurements. The following valuation methodologies applied to identifiable intangible assets acquired are summarized below:

•Developed technology and other were valued using the replacement cost method, a form of the cost approach. The replacement cost method estimates the value of Redfin’s proprietary technology based on the cost required to recreate it, including opportunity costs and development expenses.

•Trade names were valued using the relief from royalty (“RFR”) method, a form of the income approach. The RFR method estimates the fair value of Redfin’s established brand names based on the hypothetical royalty payments Redfin avoids by not having to license the names. The fair value equals the present value of avoided royalty payments (i.e., the economic benefit of owning the asset outright).

•Customer relationships were valued using the multi-period excess earnings method (“MEEM”) and the with and without method, both forms of the income approach. The MEEM method isolates the net cash flows expected to be generated from existing partner and customer relationships after considering contributory asset charges, with the fair value equal to the present value of these cash flows over the asset’s economic life. The with and without method estimates the fair value of prior home buyer relationship asset based on the present value of the cash flows Redfin is expected to generate with and without the relationships in place, with the difference representing the cash flows attributed to the asset.

Share-based Compensation

In connection with the Redfin Acquisition, each issued and outstanding option, restricted stock unit (“RSU”), and performance stock unit (“PSU”) was converted into the Rocket equivalent awards (with PSUs converted into time-based awards at the level of achievement determined prior to closing). As a result, Rocket issued 1.4 million replacement stock options, 7.5 million replacement RSUs, and 1.2 million replacement PSUs, which were replaced with an equivalent number of RSUs. The portion of the fair value related to pre-combination services of $23,898 was included in consideration transferred, with no incremental fair value recognized upon conversion. The future unrecognized expense related to the outstanding converted options, RSUs, and PSUs will be recognized over the remaining requisite service periods.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Thousands, Except Per Share Amounts or Unless Otherwise Noted)
Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information summarizes the combined results of operations for Rocket and Redfin, as if the Redfin Acquisition had been consummated on January 1, 2024. The unaudited pro forma financial information was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Unaudited)
Total revenue, net	$1,605,284	$923,561	$4,501,893	$4,126,843
Net income (loss)	(116,123)	(431,310)	(409,742)	(221,658)

The unaudited pro forma financial information presented is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the Redfin Acquisition was consummated on January 1, 2024, and is not indicative of future operating results. The unaudited pro forma information for all periods presented includes the following adjustments, where applicable, for business combination accounting effects resulting from the acquisition: (i) incremental amortization of acquisition-related intangibles and reversal of contract asset amortization, (ii) net share-based compensation expense from for Rocket replacement equity awards, (iii) interest and amortization expense on non-funding debt, and (iv) the related tax effects.

The significant nonrecurring adjustments reflected in the unaudited pro forma consolidated information above include the impact of transaction costs of $22,140 and the one-time discretionary payments of $9,738 made to certain former Redfin employees, both of which have been included in the earliest period presented, each net of tax.

Mr. Cooper Acquisition

Effective October 1, 2025, the Company completed the previously announced agreement to acquire 100% of the outstanding shares of Mr. Cooper, a residential mortgage servicer headquartered in Coppell, Texas and incorporated in Delaware, in an all-stock transaction ("Mr. Cooper Acquisition") in which Mr. Cooper shareholders received 11.00 shares of our Class A common stock per share of Mr. Cooper common stock. The Company issued 705,205,413 shares of Class A common stock to shareholders of Mr. Cooper. Preliminary consideration transferred is estimated to be $17.0 billion, including the estimated fair value of Rocket Class A common stock, the estimated fair value of converted Mr. Cooper equity awards for services rendered in the precombination period, and cash paid to settle certain senior unsecured notes. The Company is in the process of completing purchase accounting for the Mr. Cooper Acquisition. The acquisition will be accounted for as a business combination under ASC 805, Business Combinations and will be reflected in the Company’s consolidated financial statements for the year ended December 31, 2025.

Subsequent to September 30, 2025, the Company completed the exchange offers and consent solicitations related to Nationstar Mortgage Holdings Inc.’s $750,000 aggregate principal amount of outstanding 6.500% Senior Notes due 2029 (the "Existing 2029 Notes") and $1,000,000 aggregate principal amount of outstanding 7.125% Senior Notes due 2032 (the "Existing 2032 Notes"). In the Exchange Offers, $738,075, or approximately 98.41% of the 2029 Notes and $955,326, or approximately 95.53% of the 2032 Notes were validly tendered. Accordingly, on October 1, 2025, the Company issued $738,075 of 6.500% Senior Notes due 2029 and $955,326 of 7.125% Senior Notes due 2032. In connection with the internal reorganization, Rocket Mortgage, LLC assumed all remaining notes that were not validly tendered.

Additionally, subsequent to September 30, 2025, the Company completed the tender offers and consent solicitations related to Nationstar Mortgage Holdings Inc.’s $650,000 aggregate principal amount of 5.125% Senior Notes due 2030 and $600,000 aggregate principal amount of 5.750% Senior Notes due 2031. In these offers, $574,300, or approximately 88.4%, of the 2030 Notes and $535,800, or approximately 89.3%, of the 2031 Notes were validly tendered. On October 1, 2025, the Company accepted for purchase the notes validly tendered, funded by proceeds from the Company’s June 2025 unsecured notes issuance. In connection with the internal reorganization, Rocket Mortgage, LLC assumed all remaining notes that were not validly tendered.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Thousands, Except Per Share Amounts or Unless Otherwise Noted)
Furthermore, subsequent to September 30, 2025, the Company redeemed all of Nationstar Mortgage Holdings Inc.’s $500,000 aggregate principal amount of 5.000% Senior Notes due 2026, $600,000 aggregate principal amount of 6.000% Senior Notes due 2027, and $850,000 aggregate principal amount of 5.500% Senior Notes due 2028, funded by proceeds from the Company’s June 2025 unsecured notes issuance.

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

Fair value measurements are classified in the following manner:

Level 1 — Valuation is based on quoted prices in active markets for identical assets or liabilities at the measurement date.

Level 2 — Valuation is based on either observable prices for identical assets or liabilities in inactive markets, observable prices for similar assets or liabilities, or other inputs that are derived directly from, or through correlation to, observable market data at the measurement date.

Level 3 — Valuation is based on the Company’s internal models using assumptions at the measurement date that a market participant would use.

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

The following is a description of measurement techniques for items recorded at fair value on a recurring basis. There were no material items recorded at fair value on a nonrecurring basis as of September 30, 2025 or December 31, 2024.

Money market funds — Money market funds are highly liquid and are valued using quoted market prices for identical assets in active markets, which are classified as Level 1.

Mortgage loans held for sale — Loans held for sale that trade in active secondary markets are valued using Level 2 measurements derived from observable market data, including: (i) securities backed by similar mortgage loans, adjusted for certain factors to approximate the fair value of a whole mortgage loan, including the value attributable to mortgage servicing and credit risk, and (ii) recent observable market trades from similar loans, adjusted for credit risk and other individual loan characteristics. Loans held for sale for which there is little to no observable trading activity of similar instruments are valued using Level 3 measurements based upon internal models using assumptions at the measurement date that a market participant would use.

Derivative assets and liabilities — The fair value of IRLCs is based on current market prices of securities backed by similar mortgage loans (as determined above under mortgage loans held for sale), net of costs to close the loans, subject to the estimated loan funding probability, or “pull-through factor”. Given the significant and unobservable nature of the pull-through factor, IRLCs are classified as Level 3. The Company’s Forward commitments are valued based on quoted prices for similar assets in an active market with inputs that are observable and are classified within Level 2 of the valuation hierarchy. The Company’s Treasury futures are valued based on quoted prices for similar assets in an active market with inputs that are observable and are classified within Level 1 of the valuation hierarchy.

MSRs — The fair value of MSRs is determined using an internal valuation model that calculates the present value of estimated net future cash flows. The model includes estimates of prepayment speeds, discount rate, cost to service, float earnings and contractual servicing fee income, among others. MSRs are classified as Level 3.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Thousands, Except Per Share Amounts or Unless Otherwise Noted)

Investment securities — Investment securities are trading debt securities that are recorded at fair value using observable market prices for similar securities or identical securities that are traded in less active markets, which are classified as Level 2 and include highly rated municipal, government and corporate bonds.

Non-mortgage loans held for sale — Non-mortgage loans held for sale are personal loans. The fair value of non-mortgage loans is determined using an internal valuation model that calculates the present value of estimated net future cash flows. Non-mortgage loans are classified as Level 3.

Assets and Liabilities of the consolidated CFE — Assets and liabilities represent non-mortgage loans and investment debt certificates at the consolidated CFE, respectively. The Company has elected the fair value option and to measure both the assets and liabilities of the consolidated CFE using the more observable of the fair value of the financial assets or the fair value of the financial liabilities. The Company determined inputs to the fair value measurement of the financial assets to be more observable. The fair value of the assets and liabilities of the consolidated CFE are determined using an internal valuation model that calculates the present value of estimated net future cash flows and are classified as Level 3. The net equity in the consolidated CFE represents the fair value of the Company’s beneficial interest in the entity.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The table below shows a summary of financial statement items that are measured at estimated fair value on a recurring basis, including assets measured under the fair value option. There were no material transfers of assets or liabilities recorded at fair value on a recurring basis between Levels 1, 2 or 3 during the nine months ended September 30, 2025 or the year ended December 31, 2024.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Thousands, Except Per Share Amounts or Unless Otherwise Noted)

	Level 1	Level 2	Level 3	Total
Balance at September 30, 2025
Assets:
Cash and cash equivalents:
Money market funds	$69,164	$—	$—	$69,164
Mortgage loans held for sale (1)	—	11,426,376	231,419	11,657,795
Derivative assets:
IRLCs	—	—	317,583	317,583
Forward commitments	—	11,976	—	11,976
MSRs	—	—	7,364,129	7,364,129
Other assets:
Investment securities	—	42,518	—	42,518
Non-mortgage loans held for sale	—	—	426,237	426,237
Assets of the consolidated CFE	—	—	180,310	180,310
Total assets	$69,164	$11,480,870	$8,519,678	$20,069,712
Liabilities:
Derivative liabilities:
Forward commitments	$—	$65,211	$—	$65,211
Other liabilities:
Liabilities of the consolidated CFE	—	—	148,668	148,668
Total liabilities	$—	$65,211	$148,668	$213,879

Balance at December 31, 2024
Assets:
Mortgage loans held for sale (1)	$—	$8,778,087	$242,089	$9,020,176
Derivative assets:
IRLCs	—	—	103,101	103,101
Forward commitments	—	89,332	—	89,332
MSRs	—	—	7,633,371	7,633,371
Other assets:
Investment securities	—	40,841	—	40,841
Non-mortgage loans held for sale	—	—	261,702	261,702
Assets of the consolidated CFE	—	—	112,238	112,238
Total assets	$—	$8,908,260	$8,352,501	$17,260,761
Liabilities:
Derivative liabilities:
Forward commitments	$—	$11,209	$—	$11,209
Other liabilities:
Liabilities of the consolidated CFE	—	—	92,650	92,650
Total liabilities	$—	$11,209	$92,650	$103,859
(1)    As of September 30, 2025 and December 31, 2024, $93.9 million and $114.5 million, respectively, of unpaid principal balance of the Level 3 mortgage loans held for sale were 90 days or more delinquent and were considered in non-accrual status. The fair value of these Level 3 mortgage loans held for sale was $79.4 million and $99.7 million as of September 30, 2025 and December 31, 2024, respectively.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Thousands, Except Per Share Amounts or Unless Otherwise Noted)
The following tables present the quantitative information about material recurring Level 3 fair value financial instruments and the fair value measurements as of:

	September 30, 2025		December 31, 2024
Unobservable Input	Range	Weighted Average	Range	Weighted Average
Mortgage loans held for sale
Model pricing	70.0% - 103.8%	88.9%	69.3% - 103.6%	89.0%
IRLCs
Pull-through probability	0.0% - 100.0%	75.4%	0.0% - 100.0%	73.2%
MSRs
Discount rate	9.5% - 12.5%	9.9%	9.5% - 12.5%	9.9%
Conditional prepayment rate	6.7% - 54.6%	8.1%	6.7% - 21.8%	7.6%
Non-mortgage loans held for sale
Discount rate	7.3% - 9.3%	7.3%	8.0% - 9.3%	8.1%
Assets and Liabilities of the consolidated CFE
Discount rate	7.3% - 7.3%	7.3%	8.0% - 8.0%	8.0%

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Thousands, Except Per Share Amounts or Unless Otherwise Noted)
The table below presents a reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for the three and nine months ended September 30, 2025 and 2024. Mortgage servicing rights are also classified as a Level 3 asset measured at fair value on a recurring basis and its reconciliation is found in Note 4, Mortgage Servicing Rights.

	Mortgage Loans Held for Sale	IRLCs	Non-Mortgage Loans Held for Sale	Assets of the consolidated CFE	Liabilities of the consolidated CFE
Balance at June 30, 2025	$252,479	$304,543	$469,167	$214,798	$182,173
Acquired in business combination	2,294	4,958	—	—	—
Transfers in (1)	180,591	—	123,140	48	(1,710)
Transfers out/principal reductions (1)	(199,713)	—	(162,891)	(29,283)	(31,795)
Net transfers and revaluation gains	—	8,082	—	—	—
Total losses included in Net loss for assets held at the end of the reporting date	(4,232)	—	(3,179)	(5,253)	—
Balance at September 30, 2025	$231,419	$317,583	$426,237	$180,310	$148,668

Balance at June 30, 2024	$351,853	$170,381	$269,460	$—	$—
Transfers in (1)	104,668	—	72,406	63,881	53,804
Transfers out/principal reductions (1)	(169,435)	—	(91,071)	(2,774)	(2,774)
Net transfers and revaluation gains	—	57,823	—	—	—
Total gains included in Net loss for assets held at the end of the reporting date	9,209	—	86	—	—
Balance at September 30, 2024	$296,295	$228,204	$250,881	$61,107	$51,030

Balance at December 31, 2024	$242,089	$103,101	$261,702	$112,238	$92,650
Acquired in business combination	2,294	4,958	—	—	—
Transfers in (1)	478,283	—	421,247	156,219	123,488
Transfers out/principal reductions (1)	(468,234)	—	(248,414)	(78,352)	(67,470)
Net transfers and revaluation gains	—	209,524	—	—	—
Total losses included in Net loss for assets held at the end of the reporting date	(23,013)	—	(8,298)	(9,795)	—
Balance at September 30, 2025	$231,419	$317,583	$426,237	$180,310	$148,668

Balance at December 31, 2023	$438,518	$132,870	$163,018	$—	$—
Transfers in (1)	322,404	—	236,845	63,881	53,804
Transfers out/principal reductions (1)	(464,972)	—	(147,479)	(2,774)	(2,774)
Net transfers and revaluation gains	—	95,334	—	—	—
Total gains (losses) included in Net loss for assets held at the end of the reporting date	345	—	(1,503)	—	—
Balance at September 30, 2024	$296,295	$228,204	$250,881	$61,107	$51,030
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
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Thousands, Except Per Share Amounts or Unless Otherwise Noted)
Fair Value Option

The following is the estimated fair value and UPB of mortgage loans held for sale, non-mortgage loans held for sale and assets of the consolidated CFE that have contractual principal amounts and for which the Company has elected the fair value option. The fair value option was elected for these assets as the Company believes fair value best reflects their expected future economic performance:

	Fair Value	Principal Amount Due Upon Maturity	Difference (1)
Balance at September 30, 2025
Mortgage loans held for sale	$11,657,795	$11,311,740	$346,055
Non-mortgage loans held for sale	426,237	427,966	(1,729)
Assets of the consolidated CFE	180,310	181,737	(1,427)

Balance at December 31, 2024
Mortgage loans held for sale	$9,020,176	$8,889,199	$130,977
Non-mortgage loans held for sale	261,702	268,877	(7,175)
Assets of the consolidated CFE	112,238	112,370	(132)
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

	September 30, 2025		December 31, 2024
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Convertible Senior Notes, matured 10/15/2025	$73,549	$73,465	$—	$—
Senior Notes, due 10/15/2026	1,147,715	1,127,081	1,146,001	1,091,385
Convertible Senior Notes, due 4/1/2027	460,825	467,677	—	—
Senior Notes, due 1/15/2028	61,696	60,515	61,596	58,912
Senior Notes, due 3/1/2029	746,576	716,138	745,823	680,295
Senior Notes, due 8/1/2030	1,980,318	2,054,680	—	—
Senior Notes, due 3/1/2031	1,242,678	1,168,625	1,241,663	1,093,100
Senior Notes, due 8/1/2033	1,979,900	2,067,420	—	—
Senior Notes, due 10/15/2033	844,371	776,628	843,843	708,195
Total Senior Notes, net	$8,537,628	$8,512,229	$4,038,926	$3,631,887
The fair value of Senior Notes was calculated using the observable bond price at September 30, 2025 and December 31, 2024, respectively. The Senior Notes are classified as Level 2 in the fair value hierarchy.

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

The following table summarizes changes to the MSR assets:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Fair value, beginning of period	$7,566,632	$7,162,690	$7,633,371	$6,439,787
Acquired in business combination	2,494	—	2,494	—
MSRs originated	385,692	337,702	993,644	906,044
MSRs sales	(105,435)	(104,206)	(305,006)	(229,945)
MSRs purchases	—	310,536	223,579	641,774
Changes in fair value (1)
Due to changes in valuation model inputs or assumptions	(182,929)	(681,955)	(467,321)	(379,598)
Due to collection/realization of cash flows	(302,325)	(214,100)	(716,632)	(567,395)
Total changes in fair value	(485,254)	(896,055)	(1,183,953)	(946,993)
Fair value, end of period	$7,364,129	$6,810,667	$7,364,129	$6,810,667
(1)    Reflects changes in market interest rates and assumptions, including discount rates and prepayment speeds, and the gains or losses on sales of MSRs during the applicable period. It does not include the change in fair value of derivatives that economically hedge MSRs or the effects of contractual prepayment protection resulting from sales or purchases of MSRs.

The Company retains the right to service a majority of these loans upon sale through ownership of servicing rights. The total UPB of mortgage loans serviced, excluding subserviced loans, at September 30, 2025 and December 31, 2024 was $537,972,166 and $525,517,829, respectively. The portfolio primarily consists of high-quality performing agency and government (FHA and VA) loans. As of September 30, 2025 and December 31, 2024, delinquent loans (defined as 60-plus days past-due) were 1.41% and 1.54%, respectively, of our total portfolio.

The following is a summary of the weighted average discount rate and prepayment speed assumptions used to determine the fair value of MSRs as well as the expected life of the loans in the servicing portfolio:

	September 30, 2025	December 31, 2024
Discount rate	9.9%	9.9%
Prepayment speeds	8.1%	7.6%
Life (in years)	7.55	7.82
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

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Thousands, Except Per Share Amounts or Unless Otherwise Noted)
The following sensitivity analysis shows the potential impact on the fair value of the Company’s MSRs based on hypothetical changes in key assumptions, including the discount rate and prepayment speeds:

	Discount Rate		Prepayment Speeds
	100 BPS Adverse Change	200 BPS Adverse Change	10% Adverse Change	20% Adverse Change
September 30, 2025
Mortgage servicing rights	$(316,669)	$(610,427)	$(244,327)	$(479,119)
December 31, 2024
Mortgage servicing rights	$(332,019)	$(636,988)	$(202,607)	$(416,387)

5. Mortgage Loans Held for Sale

The Company sells substantially all of its originated mortgage loans into the secondary market. Mortgage loans held for sale are loans originated that are expected to be sold into the secondary market. Below is a roll forward of the activity in mortgage loans held for sale:

	Nine Months Ended September 30,
	2025	2024
Balance at the beginning of period	$9,020,176	$6,542,232
Acquired in business combination	164,900	—
Disbursements of mortgage loans held for sale	81,426,933	72,075,853
Proceeds from sales of mortgage loans held for sale	(80,431,863)	(68,853,271)
Gain on sale of mortgage loans excluding fair value of other financial instruments, net (1)	1,477,649	1,213,445
Balance at the end of period	$11,657,795	$10,978,259
(1)    The Gain on sale of loans excluding fair value of MSRs, net on the Condensed Consolidated Statements of Cash Flows includes income related to interest rate lock commitments, forward commitments and provision for investor reserves.

Credit Risk

The Company is subject to credit risk associated with mortgage loans that it purchases and originates during the period of time prior to the sale of these loans. The Company considers credit risk associated with these loans to be minimal as it holds the loans for a short period of time, which for the nine months ended September 30, 2025 is generally less than 45 days from the date of borrowing, and the market for these loans continues to be highly liquid. The Company is also subject to credit risk associated with mortgage loans it has repurchased as a result of breaches of representations and warranties during the period of time between repurchase and resale.

6. Borrowings

The Company maintains various funding facilities, financing facilities and unsecured senior notes, as shown in the tables below. Interest rates typically have two main components; a base rate - most commonly SOFR, which is sometimes subject to a minimum floor, plus a spread. Some funding facilities have a commitment fee, which can be up to 50 basis points per year. The commitment fee charged by lenders is calculated based on the committed line amount multiplied by a negotiated rate. The Company is required to maintain certain covenants, including minimum tangible net worth, minimum liquidity, maximum total debt or liabilities to net worth ratio, pretax net income requirements and other customary debt covenants, as defined in the agreements. The Company was in compliance with all covenants as of September 30, 2025 and December 31, 2024.

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

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Thousands, Except Per Share Amounts or Unless Otherwise Noted)
Funding Facilities

Facility Type	Collateral	Maturity	Line Amount	Committed Line Amount	Outstanding Balance as of September 30, 2025	Outstanding Balance as of December 31, 2024
Mortgage Loan funding:
1) Master Repurchase Agreement (1)(9)	Mortgage loans held for sale	9/16/2027	$1,000,000	$100,000	$880,392	$406,484
2) Master Repurchase Agreement (2)(9)	Mortgage loans held for sale	N/A	N/A	N/A	—	10,853
3) Master Repurchase Agreement (3)(9)	Mortgage loans held for sale	7/24/2026	1,500,000	250,000	673,455	252,133
4) Master Repurchase Agreement (9)	Mortgage loans held for sale	10/1/2026	2,500,000	250,000	2,256,969	601,904
5) Master Repurchase Agreement (4)(9)	Mortgage loans held for sale	12/10/2026	1,500,000	250,000	282,227	106,686
6) Master Repurchase Agreement (9)	Mortgage loans held for sale	9/3/2027	1,000,000	100,000	710,249	764,342
7) Master Repurchase Agreement (9)	Mortgage loans held for sale	12/23/2026	1,500,000	100,000	1,369,656	1,400,097
8) Master Repurchase Agreement (5)(9)	Mortgage loans held for sale	6/11/2027	3,000,000	250,000	1,189,036	1,015,035
9) Master Repurchase Agreement (9)	Mortgage loans held for sale	6/11/2027	1,000,000	100,000	909,298	730,410
10) Master Repurchase Agreement (9)	Mortgage loans held for sale	10/2/2026	1,500,000	200,000	1,380,745	566,905
			$14,500,000	$1,600,000	$9,652,027	$5,854,849
Mortgage Loan Early Funding:
11) Early Funding Facility (6)(9)	Mortgage loans held for sale	(6)	$5,000,000	$—	$406,380	$402,462
12) Early Funding Facility (7)(9)	Mortgage loans held for sale	(7)	2,000,000	—	169,843	290,475
			$7,000,000	$—	$576,223	$692,937

Total Mortgage Funding Facilities			$21,500,000	$1,600,000	$10,228,250	$6,547,786

Personal Loan funding:
13) Revolving Credit and Security Agreement (8)(10)	Personal loans held for sale	N/A	N/A	N/A	$—	$160,400
14) Revolving Credit and Security Agreement (10)	Personal loans held for sale	8/19/2027	200,000	200,000	167,427	—
15) Credit and Security Agreement (10)	Personal loans held for sale	3/5/2029	12,471	12,471	12,471	—
16) Revolving Credit and Security Agreement(10)	Personal loans held for sale	12/20/2026	175,000	175,000	98,268	—
17) Revolving Credit and Security Agreement(10)	Personal loans held for sale	3/27/2028	300,000	100,000	16,672	—
Total Personal Loan Funding Facilities			$687,471	$487,471	$294,838	$160,400

Total Funding Facilities			$22,187,471	$2,087,471	$10,523,088	$6,708,186
(1)    This facility also includes a $150,000 sublimit for early buy out financing; capacity is fully fungible and is not restricted by these allocations.

(2)    This facility was voluntarily terminated in June 2025.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Thousands, Except Per Share Amounts or Unless Otherwise Noted)
(3)    This facility has a 12-month initial term, which can be extended for 3-months at each subsequent 3-month anniversary from the initial start date. Subsequent to September 30, 2025, this facility was extended to October 27, 2026.

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

(9)    The interest rates charged by lenders on mortgage funding facilities included the applicable base rate plus a spread ranging from 1.00% to 1.63% for the nine months ended September 30, 2025 and 1.00% to 1.80% for the year ended December 31, 2024.

(10)    The interest rates charged by lenders on personal loan funding facilities included the applicable base rate plus a spread ranging from 0.80% to 2.30% for the nine months ended September 30, 2025 and 1.15% for the year ended December 31, 2024.

Financing Facilities

Facility Type	Collateral	Maturity	Line Amount	Committed Line Amount	Outstanding Balance as of September 30, 2025	Outstanding Balance as of December 31, 2024
Line of Credit Financing Facilities
1) Unsecured line of credit (1)	—	N/A	N/A	N/A	$—	$—
2) Unsecured line of credit (1)	—	N/A	N/A	N/A	—	—
3) Revolving credit facility (2)(6)	—	7/3/2028	1,150,000	1,150,000	—	—
4) MSR line of credit (6)	MSRs	11/7/2025	500,000	—	—	—
5) MSR line of credit (3)(6)	MSRs	12/10/2026	1,500,000	250,000	—	—
			$3,150,000	$1,400,000	$—	$—
Early Buyout Financing Facility
6) Early buy out facility (4)(6)	Loans/ Advances	6/11/2027	$3,000,000	$250,000	$54,589	$92,949
7) Early buy out facility (5)(6)	Loans/ Advances	9/16/2027	150,000	100,000	—	—
			$3,150,000	$350,000	$54,589	$92,949
(1)    Refer to Note 7, Transactions with Related Parties for additional details regarding this unsecured line of credit. These facilities were voluntarily terminated in June 2025.

(2)    Subsequent to September 30, 2025, upon satisfaction of certain conditions specified in the agreement governing this facility, including the closing of the Mr. Cooper Acquisition among other things, this facility upsized to $2,300,000.

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

(6)    The interest rates charged by lenders on the financing facilities included the applicable base rate, plus a spread ranging from 1.45% to 3.25% for the nine months ended September 30, 2025 and the year ended December 31, 2024.

Unsecured Senior Notes

Facility Type	Maturity	Interest Rate	Outstanding Principal September 30, 2025	Outstanding Principal December 31, 2024
Unsecured Convertible Senior Notes (1)	10/15/2025	—%	$73,759	$—
Unsecured Senior Notes (2)	10/15/2026	2.875%	1,150,000	1,150,000
Unsecured Convertible Senior Notes (3)	4/1/2027	0.500%	503,106	—
Unsecured Senior Notes (4)	1/15/2028	5.250%	61,985	61,985
Unsecured Senior Notes (5)	3/1/2029	3.625%	750,000	750,000
Unsecured Senior Notes (6)	8/1/2030	6.125%	2,000,000	—
Unsecured Senior Notes (7)	3/1/2031	3.875%	1,250,000	1,250,000
Unsecured Senior Notes (8)	8/1/2033	6.375%	2,000,000	—
Unsecured Senior Notes (9)	10/15/2033	4.000%	850,000	850,000
Total Senior Notes			$8,638,850	$4,061,985

Weighted Average Interest Rate			4.61%	3.59%
(1)    The 2025 Convertible Senior Notes were unsecured obligation notes with no asset required to pledge for this borrowing. For the three months ended September 30, 2025, the contractual interest expense incurred was zero. Subsequent to September 30, 2025, these notes matured and were settled in cash in accordance with their terms.

(2)    The 2026 Senior Notes are unsecured obligation notes with no asset required to pledge for this borrowing. Unamortized debt issuance costs are presented net against the Senior Notes reducing the $1,150,000 carrying amount on the Condensed Consolidated Balance Sheets by $2,285 and $3,999 as of September 30, 2025 and December 31, 2024, respectively.

(3)    The 2027 Convertible Senior Notes are unsecured obligation notes with no asset required to pledge for this borrowing. For the three months ended September 30, 2025, the contractual interest expenses incurred was $629. The effective interest rate on the 2027 Convertible Senior Notes is 0.55%. The 2027 Convertible Senior Notes are convertible to cash, shares of the Company's common stock, or a combination thereof, at our election. The conversion rate is 8.47 shares of common stock per $1 principal amount.

(4)    The 2028 Senior Notes are unsecured obligation notes with no asset required to pledge for this borrowing. Unamortized debt issuance costs and discounts are presented net against the Senior Notes reducing the $61,985 carrying amount on the Condensed Consolidated Balance Sheets by $158 and $131 as of September 30, 2025, respectively, and $212 and $177, as of December 31, 2024, respectively.

(5)    The 2029 Senior Notes are unsecured obligation notes with no asset required to pledge for this borrowing. Unamortized debt issuance costs are presented net against the Senior Notes reducing the $750,000 carrying amount on the Condensed Consolidated Balance Sheets by $3,424 and $4,177 as of September 30, 2025 and December 31, 2024, respectively.

(6)    The 2030 Senior Notes are unsecured obligation notes with no asset required to pledge for this borrowing. Unamortized debt issuance costs are presented net against the Senior Notes reducing the $2,000,000 carrying amount on the Condensed Consolidated Balance Sheets by $19,682 as of September 30, 2025.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Thousands, Except Per Share Amounts or Unless Otherwise Noted)
(7)    The 2031 Senior Notes are unsecured obligation notes with no asset required to pledge for this borrowing. Unamortized debt issuance costs are presented net against the Senior Notes reducing the $1,250,000 carrying amount on the Condensed Consolidated Balance Sheets by $7,322 and $8,337 as of September 30, 2025 and December 31, 2024, respectively.

(8)    The 2033 Senior Notes are unsecured obligation notes with no asset required to pledge for this borrowing. Unamortized debt issuance costs are presented net against the Senior Notes reducing the $2,000,000 carrying amount on the Condensed Consolidated Balance Sheets by $20,100 as of September 30, 2025.

(9)    The 2033 Senior Notes are unsecured obligation notes with no asset required to pledge for this borrowing. Unamortized debt issuance costs are presented net against the Senior Notes reducing the $850,000 carrying amount on the Condensed Consolidated Balance Sheets by $5,629 and $6,157 as of September 30, 2025 and December 31, 2024, respectively.

Refer to Note 2, Acquisitions for information pertaining to the completed redemptions, tender offers, par call, exchange offers and consent solicitations subsequent to September 30, 2025, in connection with the Mr. Cooper Acquisition.

Refer to Note 3, Fair Value Measurements for information pertaining to the fair value of the Company’s debt as of September 30, 2025 and December 31, 2024.

Bridge Loan Commitment

The consummation of the Mr. Cooper Acquisition triggered change of control provisions in the Mr. Cooper unsecured senior notes that required Mr. Cooper or a third party, shortly after the closing of the Mr. Cooper Acquisition, to offer to repay such indebtedness. Consequently, Rocket entered into a commitment letter, dated as of March 31, 2025, with commitment parties, pursuant to which the parties have committed to provide a 364-day senior unsecured bridge term loan facility (the “Bridge Facility”) with capacity of up to $4.95 billion.

On June 5, 2025, Rocket entered into a Purchase Agreement with certain purchasers, pursuant to which Rocket obtained on June 20, 2025 permanent financing in the form of $2.0 billion aggregate principal amount of 6.125% senior notes due 2030 and $2.0 billion aggregate principal amount of 6.375% senior notes due 2033. As a result, the Bridge Facility commitment amount was reduced to $950 million.

On August 15, 2025, the Bridge Facility commitment was reduced to zero and the facility was terminated upon satisfaction of the conditions related to the Mr. Cooper debt tender offers, exchange offers, and consent solicitations. The Company incurred $38.3 million in debt financing fees, which is fully recognized in Interest and amortization expense on non-funding debt for the nine months ended September 30, 2025.

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

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Thousands, Except Per Share Amounts or Unless Otherwise Noted)
RHI and RTIC were parties to a surplus debenture, effective as of December 28, 2015, and as further amended and restated on July 31, 2023 (the “RHI/RTIC Debenture”), pursuant to which RTIC was indebted to RHI for an aggregate principal amount of $21,500. Interest under the RHI/RTIC Debenture accrued at an annual rate of 8%. Principal and interest under the RHI/RTIC Debenture were due and payable quarterly, in each case subject to RTIC achieving a certain amount of surplus and payments of all interest before principal payments began. RTIC repaid an aggregate of zero and $429 for the three months ended September 30, 2025 and 2024, respectively and $28,792 and $1,291 for the nine months ended September 30, 2025 and 2024, respectively. The total amount of interest accrued was zero and $434 for the three months ended September 30, 2025 and 2024, respectively and $278 and $1,291 for the nine months ended September 30, 2025 and 2024, respectively. The aggregate amount due to RHI was paid in full on February 28, 2025 and the RHI/RTIC Debenture was terminated. The aggregate amount outstanding due to RHI was $28,514 as of December 31, 2024.

The Notes receivable and due from affiliates was $17,433 and $14,245 as of September 30, 2025 and December 31, 2024, respectively. The Notes payable and due to affiliates was $2,839 and $31,280 as of September 30, 2025 and December 31, 2024, respectively.

Services, Products and Other Transactions

We have entered into transactions and agreements to provide certain services to Related Parties. We recognized revenue of $915 and $1,450 for the three months ended September 30, 2025 and 2024, respectively and $3,464 and $4,710 for the nine months ended September 30, 2025 and 2024, respectively, for the performance of these services, which was included in Other income on the Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss). We have also entered into transactions and agreements to purchase certain services, products and other transactions from Related Parties. We incurred expenses of $619 and $801, which are included in Salaries, commissions and team member benefits; $7,623 and $13,142, which are included in General and administrative expenses; and $3,153 and $2,813, which are included in Marketing and advertising expenses, for the three months ended September 30, 2025 and 2024, respectively, on the Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss). We incurred expenses of $1,964 and $2,210, which are included in Salaries, commissions and team member benefits; $30,625 and $37,975, which are included in General and administrative expenses; and $9,212 and $8,115, which are included in Marketing and advertising expenses, for the nine months ended September 30, 2025 and 2024, respectively, on the Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss).

The Company has also entered into a Tax Receivable Agreement with related parties as described further in Note 8, Income Taxes.

Lease Transactions with Related Parties

The Company is a party to lease agreements for certain offices, including our headquarters in Detroit, with various affiliates of Bedrock Management Services LLC (“Bedrock”), a related party, and other related parties of the Company. The Company incurred expenses related to these arrangements of $19,081 and $18,550 for the three months ended September 30, 2025 and 2024, respectively and $56,151 and $56,848 for the nine months ended September 30, 2025 and 2024, respectively. These amounts are included in General and administrative expenses on the Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss).

8. Income Taxes

The Company had an income tax benefit of $60,342 on Loss before income taxes of $184,196 and an income tax benefit of $15,895 on Loss before income taxes of $497,319 for the three months ended September 30, 2025 and 2024, respectively. The Company had an income tax benefit of $80,826 on Loss before income taxes of $383,037 and an income tax expense of $5,878 on Loss before income taxes of $6,907 for the nine months ended September 30, 2025 and 2024, respectively. The Company’s income tax expense varies from the expense that would be expected based on statutory rates due principally to its organizational structure, changes in its deferred tax rate, valuation allowances for deferred tax benefits the Company does not believe are more likely than not to be realized and changes in the assessment of the realizability of certain deferred tax benefits.

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

Redfin is a direct subsidiary of Rocket Companies and as a C Corporation would be included in the Rocket Companies consolidated federal tax return after the acquisition. Redfin is subject to state and local income taxes. Included within Redfin's opening balance sheet is $21,363 of uncertain tax positions related to prior year tax positions that have been netted against their deferred tax asset on the opening balance sheet.

Prior to the Up-C Collapse, Rocket Companies owned only a portion of Holdings Units. Through the Up-C Collapse and conversion of Holdings to Rocket Limited Partnership, Rocket Companies acquired the Limited Partnership interests ("LP Units") held by Rocket Companies’ chairman and RHI ("LLC Members") which have a book basis that is higher than the tax basis in the investment of Holdings. As of June 30, 2025, the date of the Up-C Collapse, this basis difference decreased the Company’s Deferred tax asset, net of valuation allowance by $397,069 and increased the Company’s Deferred tax liability by $831,772, resulting in a corresponding adjustment to Additional paid-in capital of $1,228,841 as a direct result of the transaction. After the Up-C Collapse and the conversion of Holdings to Rocket Limited Partnership, the Company holds, indirectly, 100% of the voting and economic interests of Rocket Limited Partnership.

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

A payment of $749 was made to the LLC Members pursuant to the Tax Receivable Agreement during the nine months ended September 30, 2025. No payment was made to the LLC Members pursuant to the Tax Receivable Agreement during the three months ended September 30, 2025 and the three and nine months ended September 30, 2024.

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

For the three and nine months ended September 30, 2025, Holdings paid tax distributions totaling zero and $113,822, respectively, to holders of Holdings Units other than Rocket Companies. For the three and nine months ended September 30, 2024, Holdings paid tax distributions totaling $30 and $14,222, respectively, to holders of Holdings Units other than Rocket Companies.

9. Derivative Financial Instruments

Derivative instruments are used as part of the overall strategy to manage exposure to interest rate risks related to mortgage loans held for sale and IRLCs (“the pipeline”) and the MSR portfolio. The Company economically hedges the pipeline separately from the MSR portfolio primarily using third-party derivative instruments. Such derivative instruments utilized by the Company include IRLCs, Forward commitments and Treasury futures. The Company’s derivative instruments are not designated as accounting hedging instruments, and therefore, changes in fair value are recorded in current period Net loss. Hedging gains and losses are included in Gain on sale of loans, net and Change in fair value of MSRs in the Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss).

Net hedging gains and (losses) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Hedging losses (1)	$(91,969)	$(289,120)	$(200,681)	$(145,036)
(1)    Includes the change in fair value related to derivatives economically hedging MSRs, including those identified for sale.

Refer to Note 3, Fair Value Measurements, for additional information on the fair value of derivative financial instruments.

Notional and Fair Value

The notional and fair values of derivative financial instruments not designated as hedging instruments were as follows:

	Notional Value	Derivative Asset	Derivative Liability
Balance at September 30, 2025:
IRLCs, net of loan funding probability (1)	$13,990,952	$317,583	$—
Forward commitments (2)	21,842,921	11,976	65,211

Balance at December 31, 2024:
IRLCs, net of loan funding probability (1)	$5,094,135	$103,101	$—
Forward commitments (2)	12,826,939	89,332	11,209
(1)    IRLCs are also discussed in Note 10, Commitments and Contingencies.

(2)    Includes the fair value and net notional value related to derivatives economically hedging MSRs identified for sale.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Thousands, Except Per Share Amounts or Unless Otherwise Noted)
Counterparty agreements for Forward commitments and Treasury futures contain master netting agreements. The table below presents the gross amounts of recognized assets and liabilities subject to master netting agreements. Margin cash is cash that is exchanged by counterparties to be held as collateral related to these derivative financial instruments. Margin cash held on behalf of counterparties is recorded in Cash and cash equivalents, and the related liability is classified in Other liabilities in the Condensed Consolidated Balance Sheets. Margin cash pledged to counterparties is excluded from Cash and cash equivalents and instead recorded in Other assets as a margin call receivable from counterparties in the Condensed Consolidated Balance Sheets. The Company had $48,521 and zero of margin cash pledged to counterparties related to these Forward commitments at September 30, 2025 and December 31, 2024, respectively. As of September 30, 2025 and December 31, 2024, there was $8,474 and $63,377 of margin cash held on behalf of counterparties related to these Forward commitments and Treasury futures, respectively.

	Gross Amount of Recognized Assets or Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Presented in the Condensed Consolidated Balance Sheets
Offsetting of Derivative Assets
Balance at September 30, 2025:
Forward commitments	$18,167	$(6,191)	$11,976
Balance at December 31, 2024:
Forward commitments	$117,730	$(28,398)	$89,332

Offsetting of Derivative Liabilities
Balance at September 30, 2025:
Forward commitments	$(128,664)	$63,453	$(65,211)
Balance at December 31, 2024:
Forward commitments	$(13,487)	$2,278	$(11,209)

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

Certain counterparties have master netting agreements. The master netting agreements contain a legal right to offset amounts due to and from the same counterparty. Derivative assets in the Condensed Consolidated Balance Sheets represent derivative contracts in a gain position, net of loss positions with the same counterparty and, therefore, also represent the Company’s maximum counterparty credit risk. The Company incurred no credit losses due to nonperformance of any of its counterparties during the three and nine months ended September 30, 2025 and 2024.

10. Commitments and Contingencies

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

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Thousands, Except Per Share Amounts or Unless Otherwise Noted)
The number of days from the date of the IRLC to expiration of fixed and variable rate lock commitments outstanding at September 30, 2025 and December 31, 2024 was 41 days, on average.

The UPB of IRLCs was as follows:

	September 30, 2025		December 31, 2024
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
IRLCs	$17,262,378	$1,286,025	$6,562,026	$393,175

Commitments to Sell Mortgage Loans

In the ordinary course of business, the Company enters into contracts to sell existing mortgage loans held for sale into the secondary market at specified future dates. The amount of commitments to sell existing loans at September 30, 2025 and December 31, 2024 was $1,870,417 and $1,120, respectively.

Commitments to Sell Loans with Servicing Released

In the ordinary course of business, the Company enters into contracts to sell the MSRs of certain newly originated loans on a servicing released basis. In the event that a forward commitment is not filled and there has been an unfavorable market shift from the date of commitment to the date of settlement, the Company is contractually obligated to pay a pair-off fee on the undelivered balance. There were $604,647 and $162,610 of loans committed to be sold servicing released at September 30, 2025 and December 31, 2024, respectively.

Investor Reserves

The following presents the activity in the investor reserves:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Balance at beginning of period	$98,082	$94,362	$99,998	$92,389
Acquired in business combination	2,071	—	2,071	—
Provision for investor reserves	3,206	11,204	5,822	29,872
Realized losses	(4,634)	(6,486)	(9,166)	(23,181)
Balance at end of period	$98,725	$99,080	$98,725	$99,080

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

Purchase Commitments

Future purchase commitments include various non-cancelable agreements primarily related to our apps and websites, cloud computing services and certain marketing arrangements. As of September 30, 2025, future purchase commitments primarily span a four year period and aggregate to $904,107 in total.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Thousands, Except Per Share Amounts or Unless Otherwise Noted)
Escrow Deposits

As a service to its clients, the Company administers escrow deposits representing undisbursed amounts received for payment of property taxes, insurance, funds for title services, principal and interest on loans held for sale. Cash held by the Company for property taxes, insurance and settlement funds for title services was $6,642,293 and $3,915,456 and for principal and interest was $5,141,646 and $3,386,251 at September 30, 2025 and December 31, 2024, respectively. These amounts are not considered assets of the Company and, therefore, are excluded from the Condensed Consolidated Balance Sheets. The Company remains contingently liable for the disposition of these deposits.

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

As of September 30, 2025 we have no material reserves recorded related to potential damages in connection with legal proceedings. The ultimate outcome of legal and administrative proceedings, including any monetary awards against Rocket Companies or one or more of its subsidiaries, is uncertain and there can be no assurance as to the amount of any such potential awards. Rocket Companies and its subsidiaries will incur defense costs and other expenses in connection with these proceedings. Plus, if a judgment for money that exceeds specified thresholds is rendered against Rocket Companies or any of its subsidiaries and it or they fail to timely pay, discharge, bond or obtain a stay of execution of such judgment, it is possible that one or more of the companies could be deemed in default of loan funding facilities and other agreements governing indebtedness. If the final resolution in one or more of these proceedings is unfavorable, it could have a material adverse effect on the business, liquidity, financial condition, cash flows, and results of operations of Rocket Companies.

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

Rocket Mortgage is subject to certain minimum net worth, capital ratio and liquidity requirements and risk-based capital ratio established by the Federal Housing Finance Agency (“FHFA”) for Fannie Mae and Freddie Mac (collectively defined as "GSEs") Seller/Servicers and Ginnie Mae (together with GSEs, the "Agencies") for single family issuers. Furthermore, refer to Note 6, Borrowings for additional information regarding compliance with all funding and financing facilities related covenant requirements. As of September 30, 2025 and December 31, 2024, Rocket Mortgage was in compliance with these requirements.

Since Rocket Mortgage’s single-family servicing portfolio exceeds $150 billion in UPB, we are also required to obtain an external primary servicer rating or master servicing rating and long-term senior unsecured or long-term corporate family credit ratings from two different rating agencies. As of September 30, 2025 and December 31, 2024, Rocket Mortgage was in compliance with these requirements.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Thousands, Except Per Share Amounts or Unless Otherwise Noted)
The most restrictive of these regulatory requirements require the Company to maintain a minimum net worth of approximately $1,500,000, minimum liquidity of approximately $675,000 and minimum capital/leverage ratio and risk-based capital ratio of 6% as of September 30, 2025 and December 31, 2024, respectively. As of September 30, 2025 and December 31, 2024, Rocket Mortgage was in compliance with these requirements.

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

The Company also reports an “All Other” category that includes operations from Rocket Money, Rocket Loans, Rocket Homes, Redfin and includes professional service fee revenues from related parties. These operations are neither significant individually nor in aggregate and therefore do not constitute a reportable segment.

Key operating data for our business segments for the periods ended:

Three Months Ended September 30, 2025	Direct to Consumer	Partner Network	Segments Total	All Other (1)	Total
Revenues
Gain on sale of loans, net	$856,486	$146,252	$1,002,738	$24,675	$1,027,413
Interest income	73,456	51,860	125,316	1,143	126,459
Interest expense on funding facilities	(52,708)	(37,282)	(89,990)	(788)	(90,778)
Servicing fee income	410,833	—	410,833	2,305	413,138
Changes in fair value of MSRs	(479,521)	—	(479,521)	(81)	(479,602)
Other income	166,725	6,710	173,435	435,219	608,654
Total U.S. GAAP Revenue, net	975,271	167,540	1,142,811	462,473	1,605,284
Change in fair value of MSRs due to valuation assumptions (net of hedges)	177,348	—	177,348	81	177,429
Adjusted revenue	1,152,619	167,540	1,320,159	462,554	1,782,713
Salaries, commissions and team member benefits	344,291	60,566	404,857	157,441	562,298
General and administrative expenses	96,619	6,007	102,626	26,273	128,899
Marketing and advertising expenses	189,273	2,140	191,413	82,773	274,186
Other expenses	53,569	2,811	56,380	12,467	68,847
Total Directly attributable expenses	683,752	71,524	755,276	278,954	1,034,230
Contribution margin	$468,867	$96,016	$564,883	$183,600	$748,483

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Thousands, Except Per Share Amounts or Unless Otherwise Noted)

Nine Months Ended September 30, 2025	Direct to Consumer	Partner Network	Segments Total	All Other (1)	Total
Revenues
Gain on sale of loans, net	$2,184,152	$368,271	$2,552,423	$62,516	$2,614,939
Interest income	188,128	152,780	340,908	1,143	342,051
Interest expense on funding facilities	(135,043)	(109,865)	(244,908)	(788)	(245,696)
Servicing fee income	1,210,372	—	1,210,372	4,739	1,215,111
Changes in fair value of MSRs	(1,127,591)	—	(1,127,591)	(81)	(1,127,672)
Other income	443,417	18,261	461,678	742,388	1,204,066
Total U.S. GAAP Revenue, net	2,763,435	429,447	3,192,882	809,917	4,002,799
Change in fair value of MSRs due to valuation assumptions (net of hedges)	416,402	—	416,402	81	416,483
Adjusted revenue	3,179,837	429,447	3,609,284	809,998	4,419,282
Salaries, commissions and team member benefits	905,552	160,570	1,066,122	247,974	1,314,096
General and administrative expenses	270,313	17,282	287,595	51,619	339,214
Marketing and advertising expenses	628,737	7,712	636,449	189,124	825,573
Other expenses	132,047	7,739	139,786	29,428	169,214
Total Directly attributable expenses	1,936,649	193,303	2,129,952	518,145	2,648,097
Contribution margin	$1,243,188	$236,144	$1,479,332	$291,853	$1,771,185

Three Months Ended September 30, 2024	Direct to Consumer	Partner Network	Segments Total	All Other (1)	Total
Revenues
Gain on sale of loans, net	$665,825	$168,159	$833,984	$10,406	$844,390
Interest income	58,549	50,017	108,566	—	108,566
Interest expense on funding facilities	(55,068)	(47,074)	(102,142)	322	(101,820)
Servicing fee income	372,363	—	372,363	1,433	373,796
Changes in fair value of MSRs	(878,311)	—	(878,311)	—	(878,311)
Other income	167,794	5,795	173,589	126,738	300,327
Total U.S. GAAP Revenue, net	331,152	176,897	508,049	138,899	646,948
Change in fair value of MSRs due to valuation assumptions (net of hedges)	676,073	—	676,073	—	676,073
Adjusted revenue	1,007,225	176,897	1,184,122	138,899	1,323,021
Salaries, commissions and team member benefits	283,738	53,706	337,444	50,352	387,796
General and administrative expenses	63,116	6,046	69,162	11,770	80,932
Marketing and advertising expenses	162,380	2,473	164,853	19,972	184,825
Other expenses	42,014	2,386	44,400	3,352	47,752
Total Directly attributable expenses	551,248	64,611	615,859	85,446	701,305
Contribution margin	$455,977	$112,286	$568,263	$53,453	$621,716

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Thousands, Except Per Share Amounts or Unless Otherwise Noted)

Nine Months Ended September 30, 2024	Direct to Consumer	Partner Network	Segments Total	All Other (1)	Total
Revenues
Gain on sale of loans, net	$1,783,221	$486,686	$2,269,907	$32,265	$2,302,172
Interest income	167,237	142,724	309,961	—	309,961
Interest expense on funding facilities	(126,430)	(108,126)	(234,556)	—	(234,556)
Servicing fee income	1,070,022	—	1,070,022	4,197	1,074,219
Changes in fair value of MSRs	(934,744)	—	(934,744)	—	(934,744)
Other income	447,048	13,731	460,779	353,555	814,334
Total U.S. GAAP Revenue, net	2,406,354	535,015	2,941,369	390,017	3,331,386
Change in fair value of MSRs due to valuation assumptions (net of hedges)	383,036	—	383,036	—	383,036
Adjusted revenue	2,789,390	535,015	3,324,405	390,017	3,714,422
Salaries, commissions and team member benefits	805,076	148,359	953,435	131,278	1,084,713
General and administrative expenses	214,935	20,139	235,074	46,623	281,697
Marketing and advertising expenses	492,909	7,238	500,147	79,037	579,184
Other expenses	102,181	6,325	108,506	6,249	114,755
Total Directly attributable expenses	1,615,101	182,061	1,797,162	263,187	2,060,349
Contribution margin	$1,174,289	$352,954	$1,527,243	$126,830	$1,654,073
(1)    All Other includes certain intercompany eliminations, as a portion of expense generated through intercompany transactions is allocated to our segments.

The following table represents a reconciliation of segment contribution margin to consolidated U.S. GAAP Loss before income taxes for the three and nine months ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Contribution margin, excluding change in MSRs due to valuation assumptions	$748,483	$621,716	$1,771,185	$1,654,073
Change in fair value of MSRs due to valuation assumptions (net of hedges)	(177,429)	(676,073)	(416,483)	(383,036)
Less expenses not allocated to segments:
Salaries, commissions and team member benefits	312,477	219,730	793,746	617,329
General and administrative expenses	225,655	140,143	563,576	408,994
Depreciation and amortization	78,340	28,607	132,776	83,633
Interest and amortization expense on non-funding debt	137,195	38,620	233,200	115,349
Other expenses	1,583	15,862	14,441	52,639
Loss before income taxes	$(184,196)	$(497,319)	$(383,037)	$(6,907)

13. Non-controlling Interest

Prior to June 30, 2025, the date of the Up-C Collapse, the non-controlling interest balance represented the economic interest in Holdings held by our Chairman and RHI. As a result of the Up-C Collapse and the conversion of Holdings to Rocket Limited Partnership, the Company now holds, indirectly, 100% of the voting and economic interests of Rocket Limited Partnership and therefore, Rocket Limited Partnership has no further non-controlling interest.

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

14. Share-based Compensation

Restricted stock units (“RSUs”), performance stock units ("PSUs") and stock options are granted to team members and directors of the Company and its affiliates under the 2020 Omnibus Incentive Plan. Share-based compensation expense is recognized on a straight-line basis over the requisite service period based on the fair value of the award on the date of grant, with forfeitures recognized as they occur. Certain of our subsidiaries have individual compensation plans that include equity awards and stock appreciation rights. Refer to Note 2 Acquisitions for further details of the Share-based compensation in connection with the Redfin Acquisition.

Restricted Stock Units

The Company granted approximately 1,100,000 and 12,900,000 RSUs with an estimated future expense of $21,600 and $205,100 during the three and nine months ended September 30, 2025, respectively. These awards generally vest semi-annually over a three-year period, subject to the grantee’s employment or service with the Company through each applicable vesting date.

Performance Stock Units

The Company authorized approximately 1,800,000 PSUs at target during the nine months ended September 30, 2025, that will vest based on the satisfaction of certain market, performance and service conditions. A portion of the PSUs will cliff vest at the end of a three-year period based on the satisfaction of certain market and service conditions. The fair value of the award is determined based on a Monte Carlo valuation model. The remaining portion of the PSUs will cliff vest at the end of a three-year period based on the satisfaction of certain performance and service conditions. The PSUs authorized in 2024 have performance conditions which will be established by the Company at a future date. The Company has determined that the service inception date precedes the grant date and the fair value of these awards will be remeasured quarterly based on the current period share price until the awards are granted. This portion of the PSUs are not considered contingently issuable and are excluded from the calculation of earnings per share.

Team Member Stock Purchase Plan

The Company has an employee stock purchase plan, referred to as the Team Member Stock Purchase Plan (“TMSPP”), under which eligible team members may direct the Company to withhold up to 15% of their gross pay to purchase shares of common stock at a price equal to 85% of the closing market price on the exercise date. The TMSPP is a liability classified compensatory plan and the Company recognizes compensation expense over the offering period based on the fair value of the purchase discount. The number of shares purchased by team members through the TMSPP were 701,153 and 434,822, during the three months ended September 30, 2025 and 2024, respectively and 2,316,044 and 1,685,807 for the nine months ended September 30, 2025 and 2024, respectively.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Thousands, Except Per Share Amounts or Unless Otherwise Noted)
Share-based Compensation Expense

The components of share-based compensation expense included in Salaries, commissions and team member benefits on the Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Rocket Companies, Inc. sponsored plans
Restricted stock units	$66,484	$36,440	$148,281	$101,841
Performance stock units	4,474	2,091	9,596	3,975
Stock options	—	15	—	45
Team Member Stock Purchase Plan	1,388	1,284	4,485	3,748
Subtotal Rocket Companies, Inc. sponsored plans	$72,346	$39,830	$162,362	$109,609

Subsidiary plans	764	98	2,339	316
Total share-based compensation expense	$73,110	$39,928	$164,701	$109,925

15. Earnings Per Share

Refer to the 2024 Form 10-K for a detailed discussion of our methodology for calculating and presenting earnings per share prior to the Up-C Collapse being effectuated on June 30, 2025. "Participating Common Stock" refers to Class A common stock for the historical periods in 2024 referenced in the table below.

As of June 30, 2025, the effective date of the Up-C Collapse and forward, the Company applied the two-class method for calculating and presenting earnings per share for Class A common stock and Class L common stock ("Participating Common Stock"). According to the Company’s Second Amended and Reinstated Certificate of Incorporation, the holders of Participating Common Stock are entitled to participate in earnings and dividends equally on a per-share basis as if all shares of common stock were of a single class. Holders of the Participating Common Stock also have equal priority in liquidation. In applying the two-class method, the Company allocates undistributed earnings equally on a per share basis between Participating Common Stock. RSUs and PSUs awarded as part of the Company’s compensation program are included in the weighted-average Class A shares outstanding in the calculation of basic earnings per share once the units are fully vested. As of June 30, 2025 and forward the Net loss attributable to Rocket Companies contemplates 100% economic interest of the Company. The weighted average shares outstanding calculation contemplates the weighted outstanding shares of Class L common stock for the periods ended September 30, 2025.

Basic earnings per share of Participating Common Stock is computed by dividing Net loss attributable to Rocket Companies by the weighted-average number of shares of Participating Common Stock outstanding during the period. Diluted earnings per share of Participating Common Stock is computed by dividing Net loss attributable to Rocket Companies by the weighted-average number of shares of Participating Common Stock outstanding adjusted to give effect to potentially dilutive securities.

Diluted earnings per share reflects the dilutive effect of potential common shares from share-based awards. The treasury stock method is used to calculate the dilutive effect of outstanding share-based awards, which assumes the proceeds upon vesting or exercise of awards would be used to purchase common stock at the average price for the period. The if-converted method is used to calculate the dilutive effect of converting our Convertible Senior Notes to Class A common stock. Under the if-converted method, the denominator of the diluted earnings per share calculation is adjusted to reflect the full number of common shares issuable upon conversion, while the numerator is adjusted to add back interest and amortization expense for the period related to the Convertible Senior Notes.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Thousands, Except Per Share Amounts or Unless Otherwise Noted)
The following table sets forth the calculation of the basic and diluted earnings per share for the period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(123,854)	$(481,424)	$(302,211)	$(12,785)
Net loss attributable to non-controlling interest	—	459,413	166,189	8,284
Net loss attributable to Rocket Companies	$(123,854)	$(22,011)	$(136,022)	$(4,501)

Numerator:
Net loss attributable to Participating Common Stock - basic	$(123,854)	$(22,011)	$(136,022)	$(4,501)
Add: Reallocation of Net loss attributable to dilutive impact of pro-forma conversion of Class D shares to Class A shares (1)	—	(350,140)	—	—
Add: Reallocation of Net loss attributable to dilutive impact of share-based compensation awards (2)	—	(2,357)	—	—
Net loss attributable to Participating Common Stock - diluted	$(123,854)	$(374,508)	$(136,022)	$(4,501)
Denominator:
Weighted average shares of Participating Common Stock outstanding - basic (3)	2,106,227,188	141,763,221	815,634,892	139,475,981
Add: Dilutive impact of conversion of Class D shares to Class A shares	—	1,848,879,483	—	—
Add: Dilutive impact of share-based compensation awards (4)	—	12,653,811	—	—
Weighted average shares of Participating Common Stock outstanding - diluted	2,106,227,188	2,003,296,515	815,634,892	139,475,981

Loss per share of Participating Common Stock outstanding - basic	$(0.06)	$(0.16)	$(0.17)	$(0.03)
Loss per share of Participating Common Stock outstanding - diluted	$(0.06)	$(0.19)	$(0.17)	$(0.03)
(1)    Net loss is calculated using the estimated annual effective tax rate of Rocket Companies, Inc.

(2)    Reallocation of Net loss attributable to dilutive impact of share-based compensation awards for periods are:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
RSUs	$—	$(2,234)	$—	$—
PSUs	—	(111)	—	—
Stock options	—	(5)	—	—
TMSPP	—	(7)	—	—
Convertible notes	—	—	—	—

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Thousands, Except Per Share Amounts or Unless Otherwise Noted)
(3)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Class A common shares	257,347,733	141,763,221	185,796,836	139,475,981
Class L common shares	1,848,879,455	—	629,838,056	—
Total Participating Common Stock	2,106,227,188	141,763,221	815,634,892	139,475,981

(4)    Dilutive impact of share-based compensation awards for the periods are:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
RSUs	$—	$11,995,156	$—	$—
PSUs	—	593,285	—	—
Stock options	—	27,123	—	—
TMSPP	—	38,247	—	—
Convertible notes	—	—	—	—

A portion of the Company RSUs, stock options, PSUs, shares issuable under the TMSPP and convertible notes were excluded from the computation of diluted earnings per share as the weighted portion for the period they were outstanding was determined to have an anti-dilutive effect. The following table sets forth the number of potentially issuable shares that were determined to have an anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
RSUs	28,250,938	1,140,223	28,250,938	23,251,181
PSUs	2,714,726	—	2,714,726	1,055,408
Stock options	14,135,005	14,757,544	14,135,005	14,817,544
TMSPP	46,839	—	96,212	76,490
Convertible notes	5,069,861	—	5,069,861	—
As of September 30, 2025, there were no Holdings Units outstanding. For the three and nine months ended September 30, 2025, a weighted average of zero and 1,219,041,417 Holdings Units were outstanding, respectively. Refer to the 2024 Form 10-K for a detailed discussion of the shareholders' right to exchange Class D common stock for shares of Class A common stock prior to the Up-C Collapse. After evaluating the potential dilutive effect under the if-converted method, the weighted average outstanding Holdings Units for the assumed exchange of non-controlling interests were determined to be anti-dilutive and thus were excluded from the computation of diluted earnings per share.

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

Special Note Regarding Forward-Looking Statements

This Form 10-Q contains forward-looking statements, which involve risks and uncertainties. These forward-looking statements are generally identified by the use of forward-looking terminology, including the terms “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would” and, in each case, their negative or other various or comparable terminology. All statements other than statements of historical facts contained in this Form 10-Q, our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth are forward-looking statements. As you read this Form 10-Q, you should understand that these statements are not guarantees of performance or results. They involve known and unknown risks, uncertainties and assumptions, including those described under the heading “Risk Factors” in this Form 10-Q. Although we believe that these forward-looking statements are based upon reasonable assumptions, you should be aware that many factors, including those described under the heading “Risk Factors” in this Form 10-Q, could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements.

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

Executive Summary

We are a Detroit‑based fintech company including mortgage, real estate and personal finance businesses. We are committed to delivering industry-best client experiences through our AI-powered, vertically integrated homeownership platform. Our full suite of products empowers our clients across financial wellness, personal loans, home search, mortgage finance, title and closing. We believe our widely recognized “Rocket” brand is synonymous with simple, fast and trusted digital experiences.

Recent Developments

Business Trends

From July through September 2025, the labor market weakened, hiring slowed and job openings declined, prompting the Federal Reserve to reduce the federal funds rate by 25 basis points on September 17, even as inflation remained above its 2% target (core PCE approximately 2.9%). As Treasury yields declined and mortgage spreads narrowed through the quarter, the 30-year fixed mortgage rate moved lower to about 6.3% by quarter-end, modestly improving affordability and contributing to increased refinance activity. The home purchase market remained subdued as housing affordability and economic uncertainty weighed on prospective homebuyers.

Acquisitions and Up-C Collapse

On October 1, 2025, we completed our previously announced all-stock acquisition of Mr. Cooper. On July 1, 2025, we completed our all-stock acquisition of Redfin. Integration efforts continue to proceed as expected. Additionally, on June 30, 2025, we completed the Up-C Collapse to simplify our organizational and capital structure. Refer to Note 1, Business, Basis of Presentation and Accounting Policies and Note 2, Acquisitions to our consolidated financial statements included in this Form 10-Q.

Three months ended September 30, 2025 summary

We originated $32.4 billion in residential mortgage loans, an increase of $3.9 billion, or 14%, compared to $28.5 billion in 2024. Our Net loss for the period was $123.9 million, an increase of $357.6 million, compared to a Net loss of $481.4 million in 2024. We generated Adjusted EBITDA of $349.3 million, an increase of $63.4 million, compared to Adjusted EBITDA of $285.9 million in 2024. For more information on Adjusted EBITDA, please see “Non-GAAP Financial Measures” below.

Nine months ended September 30, 2025 summary

We originated $83.1 billion in residential mortgage loans, an increase of $9.7 billion, or 13%, compared to $73.4 billion in 2024. Our Net loss for the period was $302.2 million, a decrease of $289.4 million, compared to a Net loss of $12.8 million in 2024. We generated $690.1 million of Adjusted EBITDA, an increase of $5.0 million, compared to Adjusted EBITDA of $685.0 million in 2024. For more information on Adjusted EBITDA, please see “Non-GAAP Financial Measures” below.

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

We define “Adjusted revenue” as total revenues net of the change in fair value of mortgage servicing rights (“MSRs”) due to valuation assumptions (net of hedges). We define “Adjusted net income” as tax-effected Net loss before share-based compensation expense, amortization of acquired intangible assets, the change in fair value of MSRs due to valuation assumptions (net of hedges), acquisition-related expenses, the change in Tax receivable agreement liability and the tax effects of those adjustments as applicable. We define “Adjusted diluted earnings per share” as Adjusted net income divided by the adjusted diluted weighted average shares outstanding which includes diluted weighted average Participating Common Stock and the assumed pro forma exchange and conversion of Class D common stock outstanding for the applicable period presented. We define “Adjusted EBITDA” as Net loss before interest and amortization expense on non-funding debt, (benefit from) provision for income taxes, depreciation and amortization, share-based compensation expense, change in fair value of MSRs due to valuation assumptions (net of hedges), acquisition-related expenses, amortization of acquired intangible assets and the change in Tax receivable agreement liability.

We exclude from each of our non-GAAP financial measures the change in fair value of MSRs due to valuation assumptions (net of hedges), as this represents a non-cash non-realized adjustment to our total revenues, reflecting changes in market interest rates and assumptions, including discount rates and prepayment speeds, which are not indicative of our performance or results of operation. We also exclude gains or losses on sales of MSRs during the period and effects of contractual prepayment protection associated with sales of MSRs. Further, we exclude the amortization of intangible assets recognized from the Redfin acquisition from Adjusted net income and Adjusted EBITDA. The Redfin intangible assets were recorded as part of purchase accounting and the related amortization recorded over their useful lives represents a fixed non-cash expense that is not indicative of our ongoing performance or results of operations. Adjusted EBITDA includes Interest expense on funding facilities, which are recorded as a component of Interest income, net, as these expenses are a direct cost driven by loan origination volume. By contrast, interest and amortization expense on non-funding debt is a function of our capital structure and is therefore excluded from Adjusted EBITDA.

Our definitions of each of our non-GAAP financial measures allow us to add back certain cash and non-cash charges, and deduct certain gains that are included in calculating Total revenue, net, Net loss attributable to Rocket Companies or Net loss. However, these expenses and gains vary greatly, and are difficult to predict. From time to time in the future, we may include or exclude other items if we believe that doing so is consistent with the goal of providing useful information to investors.

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

Reconciliation of Adjusted Revenue to Total Revenue, net

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Total revenue, net	$1,605,284	$646,948	$4,002,799	$3,331,386
Change in fair value of MSRs due to valuation assumptions (net of hedges) (1)	177,429	676,073	416,483	383,036
Adjusted revenue	$1,782,713	$1,323,021	$4,419,282	$3,714,422
(1)    Reflects changes in market interest rates and assumptions, including discount rates and prepayment speeds, gains or losses on sales of MSRs during the period and the effects of contractual prepayment protection associated with sales or purchases of MSRs.

Reconciliation of Adjusted net income to Net loss attributable to Rocket Companies

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Net loss attributable to Rocket Companies	$(123,854)	$(22,011)	$(136,022)	$(4,501)
Net loss impact from pro forma conversion of Class D common shares to Class A common shares (1)	—	(459,180)	(165,866)	(7,415)
Adjustment to the (provision for) benefit from income tax (2)	(14,653)	105,395	13,857	7,352
Tax-effected net loss (2)	$(138,507)	$(375,796)	$(288,031)	$(4,564)
Share-based compensation expense (3)	68,890	39,928	160,481	109,925
Change in fair value of MSRs due to valuation assumptions (net of hedges) (4)	177,429	676,073	416,483	383,036
Acquisition-related expenses (5)	95,598	—	158,416	—
Amortization of acquired intangible assets (6)	48,625	—	48,625	—
Change in Tax receivable agreement liability (7)	1,980	—	10,056	—
Tax impact of adjustments (8)	(97,351)	(174,705)	(196,451)	(120,283)
Other tax adjustments (9)	892	978	2,979	2,939
Adjusted net income	$157,556	$166,478	$312,558	$371,053
(1)    Reflects net income (loss) to Class A common shares from pro forma exchange and conversion of corresponding shares of our Class D common shares held by non-controlling interest holders during the periods ended September 30, 2025 and 2024. Class D common shares were exchanged and retired on June 30, 2025, the date the Up-C Collapse was effectuated.

(2)    Rocket Companies is subject to U.S. Federal income taxes, in addition to state, local and Canadian taxes with respect to its allocable share of any net taxable income or loss of Holdings. The adjustment to the (provision for) benefit from income tax reflects the difference between (a) the income tax computed using the effective tax rates below applied to the Loss before income taxes assuming Rocket Companies, Inc. owns 100% of the non-voting common interest units of Rocket LLC Holdings for all nine months presented and (b) the (benefit from) provision for income taxes.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss attributable to Rocket Companies	$(123,854)	$(22,011)	$(136,022)	$(4,501)
Net loss impact from pro forma conversion of Class D common shares to Class A common shares	—	(459,180)	(165,866)	(7,415)
(Benefit from) provision for income taxes	(60,342)	(15,895)	(80,826)	5,878
Adjusted loss before income taxes	$(184,196)	$(497,086)	$(382,714)	$(6,038)
Effective income tax rate for adjusted net loss	24.80%	24.40%	24.74%	24.40%
Adjusted benefit from income taxes	$(45,689)	$(121,290)	$(94,683)	$(1,474)
(Benefit from) provision for income taxes	(60,342)	(15,895)	(80,826)	5,878
Adjustment to the (provision for) benefit from income tax	$(14,653)	$105,395	$13,857	$7,352

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Statutory U.S. Federal income tax rate	21.00%	21.00%	21.00%	21.00%
Canadian taxes	0.01	0.01	0.01	0.01
State and local income taxes, net of federal benefit	3.79	3.39	3.73	3.39
Effective income tax rate for adjusted net loss	24.80%	24.40%	24.74%	24.40%
(3)    The three and nine months ended September 2025 exclude the impact of acquisition-related expenses.

(4)    Reflects changes in market interest rates and assumptions, including discount rates and prepayment speeds, gains or losses on sales of MSRs during the period and the effects of contractual prepayment protection associated with sales or purchases of MSRs.

(5)    Primarily consists of transaction costs associated with the acquisitions and Up-C Collapse, such as professional service fees (including integration costs), debt financing fees related to the Bridge Facility, and severance expense (including accelerated share-based compensation).

(6)    Reflects amortization of intangible assets related to the Redfin acquisition.

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

Reconciliation of Adjusted Diluted Weighted Average Shares Outstanding to Diluted Weighted Average Shares Outstanding

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands, except shares and per share)	2025	2024	2025	2024
Diluted weighted average Participating Common Stock outstanding	2,106,227,188	2,003,296,515	815,634,892	139,475,981
Assumed pro forma conversion of Class D shares (1)	—	—	1,219,041,417	1,848,879,483
Adjusted diluted weighted average shares outstanding	2,106,227,188	2,003,296,515	2,034,676,309	1,988,355,464

Adjusted net income	$157,556	$166,478	$312,558	$371,053
Adjusted diluted earnings per share	$0.07	$0.08	$0.15	$0.19
(1)    Reflects the pro forma exchange and conversion of anti-dilutive Class D common shares to Class A common shares. For the nine months ended September 30, 2025 and 2024, Class D common shares were anti-dilutive and are excluded in the Diluted weighted average Class A common shares outstanding in the table above. Class D common shares were exchanged and retired on June 30, 2025, the date the Up-C Collapse was effectuated.

Reconciliation of Adjusted EBITDA to Net loss

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Net loss	$(123,854)	$(481,424)	$(302,211)	$(12,785)
Interest and amortization expense on non-funding debt (1)	111,258	38,620	194,888	115,349
(Benefit from) provision for income taxes	(60,342)	(15,895)	(80,826)	5,878
Depreciation and amortization (2)	29,715	28,607	84,151	83,633
Share-based compensation expense (3)	68,890	39,928	160,481	109,925
Change in fair value of MSRs due to valuation assumptions (net of hedges) (4)	177,429	676,073	416,483	383,036
Acquisition-related expenses (1)(5)	95,598	—	158,416	—
Amortization of acquired intangible assets (6)	48,625	—	48,625	—
Change in Tax receivable agreement liability (7)	1,980	—	10,056	—
Adjusted EBITDA	$349,299	$285,909	$690,063	$685,036
(1)    Debt financing fees related to the Bridge Facility are a nonrecurring acquisition-related expense impacting the 2025 periods, and therefore excluded from Interest and amortization expense on non-funding debt, and included as Acquisition-related expenses.

(2)    The three and nine months ended September 2025 exclude the impact of amortization of acquired intangible assets.

(3)    The three and nine months ended September 2025 exclude the impact of acquisition-related expenses.

(4)    Reflects changes in market interest rates and assumptions, including discount rates and prepayment speeds, gains or losses on sales of MSRs during the period and the effects of contractual prepayment protection associated with sales or purchases of MSRs.

(5)    Primarily consists of transaction costs associated with the acquisitions and Up-C Collapse, such as professional service fees (including integration costs), debt financing fees related to the Bridge Facility, and severance expense (including accelerated share-based compensation).

(6)    Reflects amortization of intangible assets related to the Redfin acquisition.

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

The following summarizes key performance indicators of the business:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Units and $ in thousands)	2025	2024	2025	2024
Rocket Mortgage
Loan Production Data
Closed loan origination volume	$32,412,828	$28,495,976	$83,053,034	$73,362,902
Direct to Consumer origination volume	$19,086,415	$15,375,174	$46,015,165	$39,604,954
Partner Network origination volume	$13,326,413	$13,120,802	$37,037,869	$33,757,948
Gain on sale margin (1)	2.80%	2.78%	2.83%	2.94%

	September 30,
	2025	2024
Servicing Portfolio Data
Total serviced UPB (includes subserviced)	$613,146,321	$546,064,899
MSRs UPB of loans serviced	$537,972,166	$512,980,084
UPB of loans subserviced and temporarily serviced	$75,174,155	$33,084,815
Total loans serviced (includes subserviced)	2,864.6	2,615.0
Number of MSRs loans serviced	2,664.0	2,544.4
Number of loans subserviced and temporarily serviced	200.6	70.6
MSR fair value multiple (2)	4.82	4.71
Total serviced MSR delinquency rate (60+)	1.41%	1.40%
Net client retention rate (trailing twelve months) (3)	98%	97%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Select Other Rocket Companies
Rocket Close closings (units) (4)	79.0	61.5	198.8	158.4
Rocket Money paying subscribers, at period end	4,497.8	3,870.4	4,497.8	3,870.4
Rocket Loans closed (units)	22.9	10.2	59.0	32.0
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

(2)    MSR fair market value multiple is a metric used to determine the relative value of the MSR asset in relation to the annualized retained servicing fee, which is the cash that the holder of the MSR asset would receive from the portfolio as of such date. It is calculated as the quotient of (a) the MSR fair market value as of a specified date divided by (b) the weighted average annualized retained servicing fee for our MSR portfolio as of such date. The weighted average annualized retained servicing fee for our MSR portfolio was 0.28% as of September 30, 2025 and 2024. The vast majority of our portfolio consists of originated MSRs and consequently, the impact of purchased MSRs does not have a material impact on our weighted average service fee.

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

(4)    Includes all title closed units.

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

Other income

Other income includes revenues generated from Deposit income (revenue earned on deposits, including escrow deposits), Rocket Close (title, closing and appraisal fees), Rocket Money (subscription revenue and other service-based fees), Real estate services revenue (commissions and fees charged on each real estate services transaction closed by our lead agents or partner agents), Rocket Loans (personal loan interest earned and other income) and Other (additional subsidiary and miscellaneous revenue).

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

Income taxes

In calculating the provision for interim income taxes, in accordance with ASC Topic 740, Income Taxes, we apply an estimated annual effective tax rate to year-to-date ordinary income. At the end of each interim period, the Company estimates the effective tax rate expected to be applicable for the full year. Tax-effects of significant, unusual or infrequently occurring items are excluded from the estimated annual effective tax rate calculation and recognized in the interim period in which they occur.

Share-based compensation

Share-based compensation is comprised of both equity and liability awards and is measured and expensed accordingly under ASC 718, Compensation - Stock Compensation. As indicated above, share-based compensation expense is included as part of Salaries, commissions and team member benefits.

Non-controlling Interest

Refer to Note 13, Non-controlling Interest for more information on non-controlling interests.

Results of Operations for the Three and Nine Months Ended September 30, 2025 and 2024

Summary of Operations

Condensed Statement of Operations Data	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Revenue
Gain on sale of loans, net	$1,027,413	$844,390	$2,614,939	$2,302,172
Servicing fee income	413,138	373,796	1,215,111	1,074,219
Change in fair value of MSRs	(479,602)	(878,311)	(1,127,672)	(934,744)
Interest income, net	35,681	6,746	96,355	75,405
Other income	608,654	300,327	1,204,066	814,334
Total revenue, net	$1,605,284	$646,948	$4,002,799	$3,331,386
Expenses
Salaries, commissions and team member benefits	874,774	607,526	2,107,841	1,702,042
General and administrative expenses	354,554	221,074	902,790	690,691
Marketing and advertising expenses	274,273	200,528	825,946	617,761
Interest and amortization expense on non-funding-debt	137,195	38,620	233,200	115,349
Other expenses	148,684	76,519	316,059	212,450
Total expenses	$1,789,480	$1,144,267	$4,385,836	$3,338,293
Loss before income taxes	(184,196)	(497,319)	(383,037)	(6,907)
Benefit from (provision for) income taxes	60,342	15,895	80,826	(5,878)
Net loss	(123,854)	(481,424)	(302,211)	(12,785)
Net loss attributable to non-controlling interest	—	459,413	166,189	8,284
Net loss attributable to Rocket Companies	$(123,854)	$(22,011)	$(136,022)	$(4,501)

Gain on sale of loans, net

The components of Gain on sale of loans, net for the periods presented were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Net gain on sale of loans (1)	$740,894	$683,526	$1,452,341	$1,352,102
Fair value of originated MSRs	385,692	337,702	993,644	906,044
Provision for investor reserves	(3,205)	(11,204)	(5,822)	(29,872)
Fair value adjustment on loans held for sale and IRLCs	3,830	129,480	429,154	217,886
Revaluation from forward commitments economically hedging loans held for sale and IRLCs	(99,797)	(295,114)	(254,378)	(143,988)
Gain on sale of loans, net	$1,027,413	$844,390	$2,614,939	$2,302,172
(1) Net gain on sale of loans represents the premium received in excess of the UPB, plus net origination fees.

The table below provides details of the characteristics of our mortgage loan production for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Closed loan origination volume by type:
Conventional Conforming	$18,415,562	$17,469,401	$47,234,769	$43,845,531
FHA/VA	8,314,174	7,675,776	21,231,457	20,575,429
Non-Agency	5,683,092	3,350,799	14,586,808	8,941,942
Total mortgage closed loan origination volume	$32,412,828	$28,495,976	$83,053,035	$73,362,902
Portfolio metrics:
Average loan amount	$274	$280	$272	$274
Weighted average loan-to-value ratio	72.15%	73.28%	71.65%	73.36%
Weighted average credit score	741	738	740	737
Weighted average loan rate	6.62%	6.54%	6.72%	6.71%
Percentage of loans sold:
To GSEs and government	80.38%	82.67%	80.47%	84.17%
To other counterparties	19.62%	17.33%	19.53%	15.83%
Servicing-retained	90.90%	93.33%	91.40%	94.49%
Servicing-released	9.10%	6.67%	8.60%	5.51%

Net rate lock volume (1)	$35,828,711	$29,835,118	$90,374,098	$77,247,083
Gain on sale margin (2)	2.80%	2.78%	2.83%	2.94%
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

Three months ended September 30, 2025 summary

Gain on sale of loans, net was $1.0 billion, an increase of $0.2 billion, or 22%, compared to $0.8 billion in 2024.

Net gain on sale of loans, Fair value adjustment on loans held for sale and IRLCs, and Revaluation from forward commitments economically hedging loans held for sale and IRLCs was $644.9 million, an increase of $127.0 million, or 25%, compared to $517.9 million in 2024. This change was driven by a 20% increase in net rate lock volume.

The Fair value of originated MSRs was $385.7 million, an increase of $48.0 million, or 14%, compared to $337.7 million in 2024. The change was driven by an increase in sold loan volume.

The Investor reserves liability balance was relatively flat in the current and prior period. The $8.0 million reduction in Provision for investor reserves expense was primarily due to a decrease in losses on repurchased loans in the current period, compared to 2024.

Nine months ended September 30, 2025 summary

Gain on sale of loans, net was $2.6 billion, an increase of $0.3 billion, or 14%, compared to $2.3 billion in 2024.

Net gain on sale of loans, Fair value adjustment on loans held for sale and IRLCs, and Revaluation from forward commitments economically hedging loans held for sale and IRLCs was $1.6 billion, an increase of $0.2 billion, or 14%, compared to $1.4 billion in 2024. This change was driven by a 17% increase in net rate lock volume.

The Fair value of originated MSRs was $993.6 million, an increase of $87.6 million, or 10%, when compared to $906.0 million in 2024, driven by an increase in sold loan volume.

The Investor reserves liability balance was relatively flat in the current and prior period. The $24.1 million reduction in Provision for investor reserves expense was primarily due to a decrease in losses on repurchased loans in the current period, compared to 2024.

Loan servicing (loss) income, net

For the periods presented, Loan servicing (loss) income, net consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Retained servicing fee	$391,904	$358,336	$1,154,526	$1,029,704
Subservicing income	4,013	1,771	11,233	5,799
Ancillary income	17,221	13,689	49,352	38,716
Servicing fee income	413,138	373,796	1,215,111	1,074,219
Change in valuation model inputs or assumptions (1)	(184,600)	(682,640)	(470,708)	(381,651)
Change in fair value of MSR hedge (2)	7,171	6,567	54,225	(1,385)
Collection / realization of cash flows (1)	(302,173)	(202,238)	(711,189)	(551,708)
Change in fair value of MSRs	(479,602)	(878,311)	(1,127,672)	(934,744)
Loan servicing (loss) income, net	$(66,464)	$(504,515)	$87,439	$139,475
(1)    Includes the effect of contractual prepayment protection resulting from sales or purchases of MSRs.
(2)    A Treasury futures derivative instrument was added during the six months ended June 30, 2025, which preserves a portion of the MSR fair value associated with float earnings by economically hedging changes in short-term interest rates.

	September 30,
($ in thousands)	2025	2024
MSR UPB of loans serviced	$537,972,166	$512,980,084
Number of MSR loans serviced	2,663,980	2,544,411
UPB of loans subserviced and temporarily serviced	$75,174,155	$33,084,815
Number of loans subserviced and temporarily serviced	200,573	70,627
Total serviced UPB	$613,146,321	$546,064,899
Total loans serviced	2,864,553	2,615,038
MSR fair value	$7,364,129	$6,810,667
Total serviced delinquency count (60+) as % of total	1.41%	1.40%
Weighted average credit score	733	733
Weighted average LTV	72.04%	71.77%
Weighted average loan rate	4.52%	4.18%
Weighted average service fee	0.28%	0.28%

Three months ended September 30, 2025 summary

Loan servicing loss, net was $66.5 million, a change of $438.1 million, or 87%, compared to $504.5 million loan servicing loss, net in 2024, primarily due to the $498.0 million improvement in Change in valuation model inputs or assumptions during the current period.

In 2025, the Change in valuation model inputs or assumptions was a $184.6 million decrease, compared to a decrease of $682.6 million in 2024. This change was driven by a smaller decline in interest rates during the third quarter of 2025, compared to the same period in 2024. Loan servicing loss, net was also impacted by increased Servicing fee income and Collection / realization of cash flows, as a result of an increase in the average portfolio size during 2025.

Nine months ended September 30, 2025 summary

Loan servicing income, net was $87.4 million, a change of $52.0 million, or 37%, compared to $139.5 million in 2024. The decrease was primarily driven by an $89.1 million decline in Change in valuation model inputs or assumptions.

In 2025, the Change in valuation model inputs or assumptions was a $470.7 million decrease, compared to a decrease of $381.7 million in 2024. This change was driven by a larger decline in interest rates during the current period, compared to the same period in 2024. Loan servicing income, net was also impacted by increased Servicing fee income and Collection / realization of cash flows, as a result of an increase in the average portfolio size during 2025.

Interest income, net

The components of Interest income, net for the periods presented were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Interest income	$126,459	$108,566	$342,051	$309,961
Interest expense on funding facilities	(90,778)	(101,820)	(245,696)	(234,556)
Interest income, net	$35,681	$6,746	$96,355	$75,405

Three months ended September 30, 2025 summary

Interest income, net was $35.7 million, an increase of $28.9 million, compared to $6.7 million in 2024. The change was primarily driven by higher mortgage loan origination volume.

Nine months ended September 30, 2025 summary

Interest income, net was $96.4 million, an increase of $21.0 million, or 28%, compared to $75.4 million in 2024. The change was primarily driven by higher mortgage loan origination volume.

Other income

The components of Other income for the periods presented were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Deposit income	$146,462	$104,351	$327,806	$278,562
Rocket Money revenue	97,055	78,274	289,308	219,466
Rocket Close revenue (1)	107,864	83,283	257,810	220,229
Real estate services revenue	201,123	14,454	226,404	40,914
Rocket Loans revenue	12,366	6,906	41,089	22,212
Other (2)	43,784	13,059	61,649	32,951
Total other income	$608,654	$300,327	$1,204,066	$814,334
(1)     Includes all title and settlement services.

(2)    Other consists of additional subsidiary and miscellaneous revenue.

Three months ended September 30, 2025 summary

Other income was $608.7 million, an increase of $308.3 million, compared to $300.3 million in 2024, driven by a $186.7 million increase in real estate services revenue and $30.7 million increase in Other revenue, primarily associated with the Redfin Acquisition. Additionally, there was a $42.1 million, or 40%, increase in deposit income due to an increase in cash held during the period and a $24.6 million, or 30%, increase in Rocket Close revenue, driven by higher closing volume.

Nine months ended September 30, 2025 summary

Other income was $1.2 billion, an increase of $389.7 million, or 48%, compared to $814.3 million in 2024, driven by a $185.5 million increase in real estate services revenue and $28.7 million increase in Other revenue, primarily associated with the Redfin Acquisition. Additionally, there was a $69.8 million, or 32%, increase in Rocket Money revenue associated with growth in paying subscribers and a $49.2 million, or 18%, increase in deposit income due an increase in cash held during the three months ended September 30, 2025.

Expenses

Expenses for the periods presented were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Salaries, commissions and team member benefits	$874,774	$607,526	$2,107,841	$1,702,042
General and administrative expenses	354,554	221,074	902,790	690,691
Marketing and advertising expenses	274,273	200,528	825,946	617,761
Interest and amortization expense on non-funding debt	137,195	38,620	233,200	115,349
Other expenses	148,684	76,519	316,059	212,450
Total expenses	$1,789,480	$1,144,267	$4,385,836	$3,338,293

Three months ended September 30, 2025 summary

Total expenses during the period were $1.8 billion, an increase of $0.6 billion, or 56%, compared to 2024. Salaries, commissions and team member benefits were $874.8 million, an increase of $267.2 million, or 44%, compared to $607.5 million, largely due to an increase in variable compensation associated with an increase in origination volume. General and administrative expenses were $354.6 million, an increase of $133.5 million, or 60%, compared to $221.1 million in 2024, primarily driven by acquisition-related expenses, as well as an increase in variable costs associated with the increase in origination volume. Interest and amortization expense on non-funding debt was $137.2 million, an increase of $98.6 million, compared to $38.6 million in 2024, driven by interest and amortization associated with the senior notes that closed in June 2025, as well as debt financing fees related to the Bridge Facility. Marketing and advertising expenses were $274.3 million, an increase of $73.7 million, or 37%, compared to $200.5 million, primarily driven by an increase in performance marketing associated with higher origination volume.

Nine months ended September 30, 2025 summary

Total expenses during the period were $4.4 billion, an increase of $1.0 billion, or 31%, compared to 2024. Salaries, commissions and team member benefits were $2.1 billion, an increase of $0.4 billion, or 24%, compared to $1.7 billion, largely due to an increase in variable compensation associated with an increase in origination volume. General and administrative expenses were $902.8 million, an increase of $212.1 million, or 31%, compared to $690.7 million in 2024, primarily driven by acquisition-related expenses, as well as an increase in variable costs associated with the increase in origination volume. Marketing and advertising expenses were $825.9 million, an increase of $208.2 million, or 34%, compared to $617.8 million, primarily driven by the launch of our unified Rocket brand restage, as well as an increase in performance marketing associated with higher origination volume.

Summary results by segment for the Three and Nine Months Ended September 30, 2025 and 2024

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

We measure the performance of the segments primarily on a contribution margin basis. Contribution margin is intended to measure the direct profitability of each segment and is calculated as Adjusted revenue less directly attributable expenses. Adjusted revenue is a non-GAAP financial measure described above. Directly attributable expenses include Salaries, commissions and team member benefits, General and administrative expenses, Marketing and advertising expenses and Other expenses, such as mortgage servicing related expenses and expenses generated from Rocket Close (title and settlement services). For segments, we measure gain on sale margin of sold loans and refer to this metric as ‘sold loan gain on sale margin’. A loan is considered sold when it is sold to investors on the secondary market. Sold loan gain on sale margin reflects the gain on sale revenue of loans sold into the secondary market divided by the sold loan volume for the period. By contrast, ‘gain on sale margin’, which we reference outside of the segment discussion, measures the gain on sale revenue, net divided by net rate lock volume for the period. See below for our overview and discussion of segment results for the three and nine months ended September 30, 2025 and 2024. For additional discussion, see Note 12, Segments of the notes to the unaudited condensed consolidated financial statements of this Form 10-Q.

Direct to Consumer Results

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Sold loan volume	$17,138,816	$14,006,460	$42,559,301	$36,087,369
Sold loan gain on sale margin	4.35%	4.10%	4.45%	4.16%
Revenue
Gain on sale of loans, net	$856,486	$665,825	$2,184,152	$1,783,221
Interest income	73,456	58,549	188,128	167,237
Interest expense on funding facilities	(52,708)	(55,068)	(135,043)	(126,430)
Service fee income	410,833	372,363	1,210,372	1,070,022
Change in fair value of MSRs	(479,521)	(878,311)	(1,127,591)	(934,744)
Other income	166,725	167,794	443,417	447,048
Total revenue, net	$975,271	$331,152	$2,763,435	$2,406,354
Change in fair value of MSRs due to valuation assumptions (net of hedges)	177,348	676,073	416,402	383,036
Adjusted revenue	$1,152,619	$1,007,225	$3,179,837	$2,789,390
Salaries, commissions and team member benefits	344,291	283,738	905,552	805,076
General and administrative expenses	96,619	63,116	270,313	214,935
Marketing and advertising expenses	189,273	162,380	628,737	492,909
Other expenses	53,569	42,014	132,047	102,181
Less: Directly attributable expenses	683,752	551,248	1,936,649	1,615,101
Contribution margin	$468,867	$455,977	$1,243,188	$1,174,289

Three months ended September 30, 2025 summary

Direct to Consumer Adjusted revenue was $1.2 billion, an increase of $0.1 billion, or 14%, compared to $1.0 billion in 2024, driven by Gain on sale of loans, net. Gain on sale of loans, net increased $190.7 million, or 29%, due to an increase in net rate lock volume and gain on sale margin during the current period.

Direct to Consumer Directly attributable expenses were $683.8 million, an increase of $132.5 million, or 24%, compared to $551.2 million in 2024, primarily driven by an increase in variable compensation and other variable costs associated with higher origination volume, as well as an increase performance marketing.

Direct to Consumer Contribution margin was $468.9 million, an increase of $12.9 million, or 3%, compared to $456.0 million in 2024. The increase in Contribution margin was primarily driven by an increase in Adjusted revenue, offset by higher Directly attributable expenses, as described above.

Nine months ended September 30, 2025 summary

Direct to Consumer Adjusted revenue was $3.2 billion, an increase of $0.4 billion, or 14%, compared to $2.8 billion in 2024, primarily driven by Gain on sale of loans, net. Gain on sale of loans, net increased $400.9 million, or 22%, due to higher net rate lock volume and gain on sale margin during the current period.

Direct to Consumer Directly attributable expenses was $1.9 billion, an increase of $0.3 billion, or 20%, compared to $1.6 billion in 2024, primarily driven by an increase in Marketing and advertising expenses associated with the launch of our unified Rocket brand restage and performance marketing, as well as an increase in variable compensation and other variable costs associated with higher origination volume.

Direct to Consumer Contribution margin was $1.2 billion, an increase of $0.1 billion, or 6%, compared to $1.2 billion in 2024. The increase in Contribution margin was primarily driven by an increase in Adjusted revenue, partially offset by higher Directly attributable expenses, as described above.

Partner Network Results

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Sold loan volume	$13,671,484	$12,405,423	$36,286,102	$31,469,664
Sold loan gain on sale margin	1.11%	1.47%	1.11%	1.53%
Revenue
Gain on sale of loans, net	$146,252	$168,159	$368,271	$486,686
Interest income	51,860	50,017	152,780	142,724
Interest expense on funding facilities	(37,282)	(47,074)	(109,865)	(108,126)
Other income	6,710	5,795	18,261	13,731
Total revenue, net	$167,540	$176,897	$429,447	$535,015
Change in fair value of MSRs due to valuation assumptions (net of hedges)	—	—	—	—
Adjusted revenue	$167,540	$176,897	$429,447	$535,015
Salaries, commissions and team member benefits	60,566	53,706	160,570	148,359
General and administrative expenses	6,007	6,046	17,282	20,139
Marketing and advertising expenses	2,140	2,473	7,712	7,238
Other expenses	2,811	2,386	7,739	6,325
Less: Directly attributable expenses	71,524	64,611	193,303	182,061
Contribution margin	$96,016	$112,286	$236,144	$352,954

Three months ended September 30, 2025 summary

Partner Network Adjusted revenue was $167.5 million, a decrease of $9.4 million, or 5%, compared to $176.9 million in 2024, primarily driven by Gain on sale of loans, net. Gain on sale of loans, net decreased $21.9 million, or 13%, due to lower gain on sale margin, partially offset by an increase in net rate lock volume during the current period.

Partner Network Directly attributable expenses were $71.5 million, an increase of $6.9 million, or 11%, compared to $64.6 million in 2024, primarily driven by an increase in variable compensation and other variable costs associated with higher origination volume.

Partner Network Contribution margin was $96.0 million, a decrease of $16.3 million, or 14%, compared to $112.3 million in 2024. The decrease in Contribution margin was primarily driven by a decrease in Gain on sale of loans, net, as described above.

Nine months ended September 30, 2025 summary

Partner Network Adjusted revenue was $429.4 million, a decrease of $105.6 million, or 20%, compared to $535.0 million in 2024, primarily driven by Gain on sale of loans, net. Gain on sale of loans, net decreased $118.4 million, or 24%, due to lower gain on sale margin, partially offset by an increase in net rate lock volume during the current period.

Partner Network Directly attributable expenses was $193.3 million, an increase of $11.2 million, or 6%, compared to $182.1 million in 2024. The increase during the period was driven by an increase in variable compensation and other variable costs associated with higher origination volume.

Partner Network Contribution margin was $236.1 million, a decrease of $116.8 million, or 33%, compared to $353.0 million in 2024. The decrease in Contribution margin was primarily driven by a decrease in Gain on sale of loans, net, as described above.

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

As discussed in Note 6, Borrowings, of the notes to the unaudited condensed consolidated financial statements, as of September 30, 2025, we had 17 different funding facilities and financing facilities in different amounts and with various maturities together with the Senior Notes. At September 30, 2025, the aggregate available amount under our facilities was $23.8 billion, with combined outstanding balances of $10.6 billion and unutilized capacity of $13.2 billion.

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

We remain in a strong liquidity position, with total liquidity of $9.3 billion as of September 30, 2025, which includes $5.8 billion of cash and cash equivalents, $0.4 billion of corporate cash used to self-fund loan originations, a portion of which could be transferred to funding facilities (warehouse lines) at our discretion, $1.1 billion of undrawn lines of credit from financing facilities, and $2.0 billion of undrawn MSR lines. The total available cash includes $4.0 billion of proceeds from unsecured senior notes issued during the second quarter of 2025, in anticipation of refinancing Mr. Cooper's unsecured debt, funding related fees and expenses, and paydown existing MSR debt upon closing. Subsequent to September 30, 2025, the Company completed the restructuring of approximately $5.0 billion of Mr. Cooper's legacy unsecured debt. Of this amount, $3.1 billion was fully redeemed or tendered using proceeds from June 2025 unsecured note issuance, and $1.8 billion was refinanced through an exchange offer. The remaining notes were assumed by Rocket Mortgage following the merger. In addition, the Company increased its Revolving Credit Facility to $2.3 billion, with the related liability transferred to Rocket Companies, further strengthening the combined entity's liquidity position.

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

Our funding facilities, early buy out facilities, MSRs facilities and unsecured lines of credit also generally require us to comply with certain operating and financial covenants and the availability of funds under these facilities is subject to, among other conditions, our continued compliance with these covenants. These financial covenants include, but are not limited to, maintaining (1) a certain minimum tangible net worth, (2) minimum liquidity, (3) a maximum ratio of total liabilities or total debt to tangible net worth and (4) pre-tax net income requirements. A breach of these covenants can result in an event of default under these facilities and as such allows the lenders to pursue certain remedies. In addition, each of these facilities, as well as our unsecured lines of credit, includes cross default or cross acceleration provisions that could result in all facilities terminating if an event of default or acceleration of maturity occurs under any facility. We were in compliance with all covenants as of September 30, 2025 and December 31, 2024.

September 30, 2025 compared to September 30, 2024

Cash Flows

Our Cash and cash equivalents and Restricted cash were $5.9 billion as of September 30, 2025, an increase of $4.6 billion, compared to $1.2 billion as of September 30, 2024. The increase was primarily driven by the Company closing its offering of $4.0 billion aggregate principal amount of senior notes in 2025.

Equity

Equity was $8.9 billion as of September 30, 2025, an increase of $0.5 billion, or 6%, compared to $8.4 billion as of September 30, 2024. The increase primarily reflects an increase of $1.5 billion as a result of the Redfin acquisition, partially offset by a reduction to Additional paid-in capital ("APIC"), driven by $1.2 billion of deferred tax impacts during the current period associated with the Up-C Collapse. Equity as of September 30, 2025 also reflected the derecognition of non-controlling interest and a corresponding recognition of APIC associated with the Class L common stock issued during the period. Refer to Notes 2, Acquisitions, 8, Income Taxes and 13, Non-controlling Interest, of the notes to the condensed consolidated financial statements, for further detail.

Distributions

During the three and nine months ended September 30, 2025, the Company paid tax distributions totaling zero and $113.8 million to holders of Holdings Units other than Rocket Companies. During the three and nine months ended 2024, the Company had no material dividend or tax distributions. Except for tax distributions, these distributions are at the discretion of our board of directors.

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

Contractual Obligations, Commercial Commitments and Other Contingencies

There were no material changes outside the ordinary course of business to our outstanding contractual obligations as of September 30, 2025 from information and amounts previously disclosed as of December 31, 2024 in our Annual Report on Form 10-K under the caption “Contractual Obligations, Commercial Commitments and Other Contingencies”. Refer to Notes 6, Borrowings and 10, Commitments and Contingencies, of the notes to the condensed consolidated financial statements for further discussion of contractual obligations, commercial commitments and other contingencies, including legal contingencies.

New Accounting Pronouncements Not Yet Effective

See Note 1, Business, Basis of Presentation and Accounting Policies of the notes to the unaudited condensed consolidated financial statements for details of recently issued accounting pronouncements and their expected impact on our condensed consolidated financial statements.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We have identified certain accounting policies as being critical because they require us to make difficult, subjective or complex judgments about matters that are uncertain. We believe that the judgment, estimates and assumptions used in the preparation of our consolidated financial statements are appropriate given the factual circumstances at the time. However, actual results could differ and the use of other assumptions or estimates could result in material differences in our results of operations or financial condition. Refer to “Part II - Item 7A. Quantitative and Qualitative Disclosures about Market Risk” of our 2024 Form 10-K for the detailed discussion of our critical accounting policies and estimates. Additionally, as a result of the Redfin acquisition we have identified the following accounting estimate as critical.

Acquisition Method of Accounting

The Company recorded the assets and liabilities of the acquired business at their fair value as of the date of acquisition. Fair value measurement of the acquired intangible assets includes estimates based on third-party valuation using forms of the income approach and the cost approach, which require forecasts of expected future cash flows or replacement costs. There are significant inputs used in valuing the intangible assets which are not observable in the market.

Upon completion of the acquisition, the Company recorded goodwill based on preliminary fair value of net assets acquired. The Company has a measurement period, up to one year after the date of acquisition, to make acquisition accounting adjustments for additional information that existed at the date of acquisition. Adjustments to acquisition accounting could result in changes to the preliminary fair value of net assets acquired and resulting goodwill. Refer to Note 2, Acquisitions of the Notes to Consolidated Financial Statements in this Form 10-Q for further details.

There have been no additional changes to our critical accounting policies, as described in our 2024 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the Company's exposure to market risks since what was disclosed in the Company's December 31, 2024 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of September 30, 2025, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Except as noted below, there were no changes in our internal control over financial reporting identified in our management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) of the Exchange Act during the period covered by this Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On July 1, 2025 we completed the acquisition of Redfin as disclosed in Note 2, Acquisitions of this Form 10-Q, and are currently integrating Redfin into our operations, compliance programs and internal control processes. The financial results of Redfin are included in our unaudited condensed consolidated financial statements and constituted approximately 7% of our total assets as of September 30, 2025, including goodwill and intangible assets recorded as part of the purchase price allocation and approximately 6% of our net revenues for the nine months ended September 30, 2025. United States Securities and Exchange Commission guidance allows companies to exclude acquisitions from the assessment of internal control over financial reporting during the first year following an acquisition while integrating the acquired company. We have excluded the acquired operations of Redfin from our assessment of the Company’s internal controls over financial reporting. We will continue to evaluate the effectiveness of internal controls over financial reporting as we complete the integration of Redfin, and will make changes to our internal control framework, as necessary.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of business, we may be involved in various pending or threatened legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon our financial condition and/or results of operations. However, in the opinion of our management, matters pending or threatened against us are not expected to have a material adverse effect on our business, financial condition and results of operations. Refer to Note 10 Commitments and Contingencies, to the condensed consolidated financial statements under the heading Legal included in this Quarterly Report on Form 10-Q for legal proceedings and related matters.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 5. Other Information

Our insider trading policy permits our officers and directors to establish pre-approved stock trading plans pursuant to Rule 10b5-1 promulgated under the Securities Exchange Act of 1934, as amended. Rule 10b5-1 allows insiders to adopt written stock trading plans at a time when they are unaware of material non-public information which establish predetermined trading parameters that do not permit the insider to subsequently exercise any influence over how, when or whether to effect trades. On August 11, 2025 Matthew Rizik, a member of our board of directors, established a pre-approved Rule 10b5-1 trading plan, intended to satisfy the affirmative defense of Rule 10b5-1(c) to sell up to $2,000,000 of our Class A common stock. Mr. Rizik’s trading plan is scheduled to terminate on August 1, 2026, subject to early termination for certain specified events set forth within the plan. As required by securities laws, completed trades under the trading plan are reported by the individuals on Form 4s filed with the Securities and Exchange Commission. Mr. Rizik is our only officer or director with a Rule 10b5-1 trading plan currently in place.

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
10.1
Supplemental Indenture, dated as of July 1, 2025, between Redfin Corporation, Rocket Companies, Inc. and U.S. Bank Trust Company, National Association (incorporated by reference to Exhibit 4.8 to the Company’s Form 8-K filed on July 1, 2025)

10.2*#
Amended and Restated Master Repurchase Agreement dated as of September 4, 2025 by and between Rocket Mortgage, LLC, as guarantor, RCKT Mortgage SPE-D, LLC, as seller, and Bank of Montreal, a Canadian chartered bank acting through its Chicago Branch, as buyer.

10.3*#
Amendment No. 6 to the Second Amended and Restated Master Repurchase Agreement dated as of September 18, 2025 among UBS AG New York Branch, as buyer, Rocket Mortgage, LLC as a seller and One Reverse Mortgage, LLC, as a seller.

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

Rocket Companies, Inc.

November 6, 2025	By:	/s/ Brian Brown
Date		Name: Brian Brown
Chief Financial Officer and Treasurer
(Principal Financial Officer)