Form 10-K
period 2025-12-31
Rocket Companies, Inc.
filed 2026-03-02
CIK 1805284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

As of June 30, 2025 the aggregate market value of the registrant's Class A common stock held by non-affiliates of the registrant was approximately $2,105,643,644. Computed by the closing price of common equity as of the last business day of the registrant's most recently completed second quarter.

As of February 23, 2026, 970,935,922 shares of the registrant's Class A common stock, $0.00001 par value, and 1,848,879,455 shares of the registrant's Class L common stock, $0.00001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for use in connection with its 2026 Annual Meeting of Stockholders, which is to be filed no later than 120 days after December 31, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Rocket Companies, Inc.
Form 10-K
For the period ended December 31, 2025

Glossary of Acronyms and Terms

The following listing provides a comprehensive reference of common acronyms and terms used throughout the document:

Reference	Term
ASC	Accounting Standards Codification
CFE	Collateralized financing entity
CFPB	Consumer Financial Protection Bureau
CISO	Chief Information Security Officer
CODM	Chief Operating Decision Maker
Consolidated Financial Statements
Collectively, Consolidated Balance Sheets of Rocket Companies, Inc., the related Consolidated Statements of Income (Loss) and Comprehensive Income (Loss), Changes in Equity and Cash flows, and the related notes

CRA	Community Reinvestment Act of 1977
CSS	Common Securitization Solutions
DGCL	Delaware General Corporation Law
DOJ	U.S. Department of Justice
E&P	Earnings and profits
EBIT	Earnings Before Interest and Taxes
EBITDA	Earnings Before Interest, Taxes, Depreciation, and Amortization
ECOA	Equal Credit Opportunity Act
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FHA	Federal Housing Administration
FHFA	Federal Housing Finance Agency
Form 10-K	Annual Report on Form 10-K
FTC	Federal Trade Commission
GSEs	Government-Sponsored Enterprise, Fannie Mae together with Freddie Mac
Holdings LLC
Rocket, LLC, a Michigan limited liability company that was the Company's principal operating subsidiary prior to the Up-C Collapse, and which was converted into a limited partnership, Holdings LP, in connection with the Up-C Collapse

Holdings LLC Units	The common limited liability company interests of Holdings LLC held by RHI and Mr. Gilbert (or their transferees) which represented economic interests in Holdings LLC prior to the Up-C Collapse
Holdings LP Units	Rocket Limited Partnership, the successor entity to Holdings LLC following the Up-C Collapse
Holdings Units	Partnership units of Holdings LP, which, following the Up-C Collapse, are all directly or indirectly held by the Company
HUD	U.S. Department of Housing and Urban Development
IRLCs	Interest rate lock commitments
IRS	Internal Revenue Service
ISP	Information Security Program
LMI	Low and moderate-income
LPCs	Loan Purchase Commitments
MBS	Mortgage-backed securities
MEEM	Multi-period Excess Earnings Method
MERS	Mortgage Electronic Registration Systems, Inc.
MLHFS	Mortgage Loans Held for Sale
MLS	Multiple Listing Services

Mr. Cooper	Mr. Cooper Group Inc.
Mr. Cooper Acquisition	All-stock acquisition, effective October 1, 2025, pursuant to which the Company acquired Mr. Cooper, including its direct and indirect subsidiaries
MSRs	Mortgage Servicing Rights
NAR	National Association of Realtors
NPI	Nonpublic Personal Information
NYSE	New York Stock Exchange
OAS	Option Adjusted Spread
OBBBA	One Big Beautiful Bill Act of 2025
Other Rocket Companies	Other Rocket Companies subsidiaries, not including mortgage loan production or servicing
Our non-GAAP financial measures	Collectively, Adjusted revenue, Adjusted net income (loss), Adjusted diluted earnings (loss) per share and Adjusted EBITDA
Paired Interests	Non-controlling interest holders had the right to exchange Holdings LLC, together with a corresponding number of shares of our Class D common stock or Class C common stock
Participating Common Stock	Class A common stock together with Class L common Stock
Pipeline	Our inventory of mortgage loans held for sale, interest rate lock commitments and loan purchase commitments
Pipeline hedges	Derivative financial instruments economically hedging our Pipeline
PSPAs	Preferred Stock Purchase Agreements
PSUs	Performance Stock Units
Redfin	Redfin Corporation
Redfin Acquisition	All-stock transaction, effective July 1, 2025, pursuant to which the Company acquired Redfin, including its direct and indirect subsidiaries
Related Parties	Collectively, RHI, its subsidiaries, certain other affiliates and related parties
RESPA	Real Estate Settlement Procedures Act
RFR	Relief From Royalty
RHI	Rock Holdings Inc.
RHI II	RHI II, LLC
RHI II Party	Any officer, director, member, partner or employee of RHI II
Rocket Close	Rocket Close, LLC, formerly Amrock Holdings, LLC
Rocket GP, LLC	General Partner of Rocket Limited Partnership
Rocket Homes	Rocket Homes Real Estate LLC
Rocket Loans	RockLoans Holdings LLC
Rocket Money	Rocket Money, Inc.
Rocket Mortgage	Rocket Mortgage brand or platform, or the Rocket Mortgage business as context allows
ROU	Right-of-use
RSUs	Restricted Stock Units
RTIC	Rocket Title Insurance Company
SEC	Securities and Exchange Commission
SPEs	Special Purpose Entities
SRP	Servicing Release Premium
TBA	To Be Announced
TCPA	Telephone Consumer Protection Act
the Acquisitions	The Redfin Acquisition together with the Mr. Cooper Acquisition
the Agencies	Fannie Mae, Freddie Mac together with Ginnie Mae
the Company, we, us, and our	Rocket Companies, Inc.

the Gilberts	Daniel Gilbert and Jennifer Gilbert and their permitted transferees
TMRN	Team Member Resource Networks
TMSPP	Team Member Stock Purchase Plan
TRA	Tax Receivable Agreement, dated as of August 5, 2020, with RHI and Mr. Gilbert
TRA Amendment	Amendment to the Tax Receivable Agreement, dated June 30, 2025, by and among the Company, RHI and Daniel Gilbert
TSR	Telemarketing Sales Rule
U.S. GAAP	U.S. Generally Accepted Accounting Principles
Up-C Collapse	Series of transactions completed on June 30, 2025, pursuant to which the Company collapsed its Up-C structure
UPB	Unpaid Principal Balance
USDA	United States Department of Agriculture
VA	Department of Veterans Affairs
VIE	Variable Interest Entities

Part I

Item 1. Business

Overview

We are a Detroit‑based fintech company including mortgage, real estate and personal finance businesses with a mission to Help Everyone Home. We are committed to delivering industry-best client experiences through our AI-powered, vertically integrated homeownership ecosystem. Our full suite of products empowers our clients across home search, mortgage finance and servicing, title and closing, financial wellness and personal loans. We believe our widely recognized “Rocket” brand is synonymous with simple, fast and trusted digital experiences.

Our flagship business, Rocket Mortgage, is the nation's largest mortgage originator by loan units and the nation's largest mortgage servicer with portfolio unpaid principal balance of $2.1 trillion as of December 31, 2025. Servicing loans provides us with the opportunity to build long-term relationships and continually deliver a seamless experience to our clients. We extend the same client-centric and technology-driven experience across both origination and servicing. As of December 31, 2025, the net client retention rate of our servicing portfolio was 97% on an annual basis. We believe there is a strong correlation between this metric and client lifetime value, and we believe these levels are far superior to others in the mortgage industry.

Our culture is rooted in foundational principles, or “ISMs”, which serve as a guiding framework for decision-making across the organization. Created by our founder and Chairman, Dan Gilbert, these principles reinforce our commitment to prioritizing team members and clients, encapsulated in the philosophy: “Love our team members. Love our clients.”

On July 1, 2025, we completed the acquisition of Redfin, a leading digital real estate brokerage and home search platform.

On October 1, 2025, we completed the acquisition of Mr. Cooper, a leading mortgage servicer and originator, to further expand Rocket Mortgage’s capabilities.

Rocket Portfolio of Companies

Rocket Companies operates an integrated ecosystem of mortgage, real estate and financial services businesses centered on enabling AI-fueled homeownership.

•Rocket Mortgage. The nation’s largest mortgage lender, aiming to provide the simplest and most convenient way to get a mortgage. Our digital process utilizes automated data retrieval and advanced underwriting technology to deliver fast, tailored solutions to our clients. Our clients leverage the Rocket Mortgage app and website to apply for mortgages, interact with our team members, upload documents, e-sign documents, receive statements and complete monthly payments.

Rocket Mortgage is both a mortgage originator and a mortgage servicer. Since 2010, Rocket Mortgage has won 23 J.D. Power Awards in total across mortgage origination and mortgage servicing. Our mortgage origination net promoter score was 70 for full year 2025, placing us among companies recognized for best-in-class service.

Our mortgage origination business is organized around distinct marketing channels, which are reported within our Direct to Consumer and Partner Network segments. In the Direct to Consumer channel, our clients are able to interact with Rocket Mortgage digitally and/or with our mortgage bankers. We market to potential clients in this channel through various brand campaigns and performance marketing channels. Within the Partner Network, we operate across Wholesale, Premier Enterprise Partner and Correspondent channels. Through Rocket Pro, our Wholesale channel, independent mortgage professionals gain access to our technology, loan products, and operational support, allowing them to provide a seamless mortgage experience to borrowers while maintaining their own brand and client relationships. In our Premier Enterprise Partner channel, we partner with financial institutions and well-known consumer-focused companies to offer their clients mortgage solutions with our trusted, well-recognized brand. In our Correspondent channel, we acquire mortgage loans from third-party mortgage originators and financial institutions, leveraging Rocket’s underwriting, fulfillment and secondary market capabilities.

As mentioned above, we believe there is a strong correlation between our superior net client retention rate and client lifetime value. Servicing the loans that we originate provides us with an opportunity to build long‑term relationships and continually deliver a seamless experience to our clients. We employ our same client‑centric philosophy and technology cultivated through our origination business towards the servicing of loans to deliver a digital client experience in servicing, specifically designed around the needs and expectations of our clients. Through Rocket Mortgage, servicing clients can view their loan information and activity, obtain insight into their home value and equity and obtain personalized videos that simplify complex topics such as escrow changes.

The addition of Mr. Cooper, a leading mortgage servicer and originator, further expands Rocket Mortgage’s capabilities.

•Redfin. On July 1, 2025, we completed the acquisition of Redfin, a leading digital real estate brokerage and home search platform. Our real estate services allow consumers to search for homes, connect with a real estate agent and obtain mortgage approval, creating a seamless, fully integrated home buying and selling experience. Our real estate services also empower clients to buy or sell properties directly through a streamlined process to create high-impact listings and offer one-on-one support from home selling specialists.

•Rocket Close. Formerly known as Amrock, Rocket Close is our national title producer, settlement provider and appraisal management company, leveraging proprietary technology that integrates seamlessly into the Rocket platform and processes. This provides a digital, seamless experience for our clients with speed and efficiency from their first interaction with Rocket Mortgage through closing. As described in the “Marketing” section below, Rocket is rebranding key businesses as part of its evolution. Effective February 10, 2025, Amrock, LLC amended its name to Rocket Close, LLC.

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

Data and Technology

We aim to deliver speed, certainty and value to our clients through scalable, technology-driven solutions. We believe AI is at the center of how clients buy, sell and finance homes. We have data and scale that uniquely positions Rocket to lead the next wave of industry transformation with AI. We have over 30 petabytes of data in our environments and thousands of attributes to establish accurate client profiles. We generate over 160 million calls with clients each year, which help us power AI models and continuously improve client, partner and team member experiences. We believe AI will transform our business, and in turn, the client experience and the industry, from lead generation and allocation to underwriting, closing and servicing.

Marketing

We believe our national Rocket brand is a competitive advantage that is difficult to replicate. While Rocket is already the most recognized name in the mortgage industry, we have made strategic investments to promote Rocket as a trusted brand associated with homeownership.

In early 2025, we unified our businesses under the “Rocket” brand with a refreshed visual identity and Rocket.com, aiming to position Rocket as an inclusive and influential end-to-end homeownership brand. In the second half of 2025, we introduced updated branding for Redfin as “Redfin Powered by Rocket” and for Mr. Cooper as “Mr. Cooper Powered by Rocket Mortgage,” highlighting a more connected experience across home search, real estate, and mortgage services.

We have a long history of creating bold brand campaigns and reaching potential clients through highly targeted marketing strategies. Our technology and data scale enable us to personalize our marketing efforts across channels.

Competition

We compete against a variety of companies offering financial solutions, including large financial institutions, independent mortgage banks and fintech companies. Competition across our businesses is intense and can take many forms, including:

•Marketing, client acquisition and distribution channels

•Speed and certainty of obtaining loans

•Client service levels

•Client retention levels

•Reputation and brand recognition

•Variety of loan programs and services being made available

•Interest rates and fees charged for loans, loan terms and amounts

•Access to capital and liquidity

Business Model

We operate a scalable and vertically integrated homeownership ecosystem, underpinned by constant innovation and our competitive strengths, which include our digital-first brand, technology, data insights, client-first culture and partnerships. Our full suite of products empowers our clients across home search, mortgage finance and servicing, title and closing, financial wellness and personal loans.

Sources of revenue include Gain on sale of loans, net, Loan servicing income, net, Interest income, net, and Other income.

Our mortgage origination business primarily generates revenue from the Gain on sale of loans, net, which includes all components related to the origination and sale of mortgage loans. During the time loans are held for sale, we earn Interest income, net from the borrower on the underlying mortgage loan. This income is partially offset by the interest and fees associated with funding facilities.

We also generate significant revenue and cash flow from Loan servicing income, net associated with servicing our clients’ loans. For every mortgage that we service, we receive contractual recurring cash flows for the life of the loan. Cash flows correlate to the collection of required mortgage payments from the client and can fluctuate based on the volume of loans added or that are paid off in any given period. Additionally, we earn ancillary revenue such as late fees and modification incentives on the loans we service. Subservicing revenue is primarily based on contractual per loan fees.

Other income is generated from our operations and services provided to clients or partners across our ecosystem. This includes revenue generated from Deposit income earned on cash deposits (including custodial deposits associated with the servicing portfolio), Rocket Close title, closing and appraisal services, Rocket Money paying subscribers, Redfin real estate services, and Rocket Loans personal loan interest and other income.

Detailed description of our revenues and related components can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 Description of Certain Components of Financial Data.

Government Regulations

We operate in heavily regulated industries that are highly focused on consumer protection. This extensive regulatory framework we are subject to includes U.S. federal, state and local laws. Governmental authorities and various U.S. federal and state agencies have broad oversight, supervision, and enforcement authority over our business. Because we are not a depository institution, we must comply with state licensing requirements to conduct our business. We incur significant ongoing costs to comply with licensing and other legal requirements under the Secure and Fair Enforcement for Mortgage Licensing Act of 2008 and the Dodd‑Frank Act, among others. To conduct our residential mortgage origination operations in the United States, we are licensed in all 50 states and the District of Columbia. As required by state law, we have additional licenses to enable us to act as a mortgage loan servicer in all 50 states, the District of Columbia, and certain US territories. We also maintain other applicable state licenses to enable us to act as a debt collector, real estate brokerage, conduct lead generation activities, and operate our personal loan platform that facilitates loans. The licensing process generally includes the submission of an application to the relevant state agency, a character and fitness review of key individuals and an administrative review of our business operations. In addition, the GSEs and the FHFA, Ginnie Mae, FTC, HUD, FHA, various investors, non‑agency securitization trustees and others subject us to periodic reviews and audits. This broad and extensive supervisory and enforcement oversight will continue to occur in the future. As a highly regulated business, the regulatory and legal requirements we face can change and may even become more restrictive. In turn, this could make our compliance responsibilities more complex. We are also subject to judicial and administrative decisions that impose requirements and restrictions on our business. Numerous U.S. federal and state consumer protection laws and regulations impact our business.

We are also subject to a variety of regulatory and contractual obligations imposed by credit owners, insurers and guarantors of the loans we originate or facilitate and/or service. This includes, but is not limited to, Fannie Mae, Freddie Mac, Ginnie Mae, FHFA, the VA, and the FHA/HUD. The CFPB, established under the Dodd-Frank Act, directly and significantly influences the regulation of residential mortgage loan originations and servicing. The CFPB has rulemaking authority with respect to many of the federal consumer protection laws applicable to mortgage lenders and servicers, including Truth in Lending Act, RESPA, ECOA, Fair Credit Reporting Act, and the Fair Debt Collection Practices Act. The CFPB has historically been active in supervision and enforcement and continues to adopt new and amend existing regulations within its purview. Furthermore, our expansion of operations into Canada has made us subject to Canadian laws, regulations and rules which have additional and distinct oversight, supervision, and enforcement requirements. We must also adhere to applicable laws and regulations promulgated by the various provinces and territories of Canada where we conduct business.

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

As of December 31, 2025, we had approximately 23,500 team members all of whom are based in the United States, Canada and India.

As part of our talent strategy, we provide tools and resources to our team members that enable them to reach their full potential, build their own career paths, enhance their well-being and support their financial goals. Our team members have access to training and mentorship opportunities, specialized leadership programs and a variety of educational programs. These programs include Rocket Academy and our tuition assistance program. We offer competitive, best in class benefit and wellness offerings that start on day one for all team members. Some of these offerings include a 100% company paid benefit plan, comprehensive mental health support services, and an onsite health care clinic dedicated to improving team members’ health.

The Rocket Academy provides team members the opportunity to access over 500 online academic programs and certificates from accredited colleges and universities that fit the schedule of working adults with 100% tuition assistance for select programs and up to $5,250 for others. The program provides equitable access to post-secondary education for all eligible team members. In 2025, more than 940 team members pursued degrees and certifications, with 417 successfully earning their degrees.

The Company strongly encourages collaboration, connection, and inclusion through participation in our TMRNs. Our TMRNs are a community of team members cultivating a culture of belonging, engagement, and business impact in support of Rocket’s mission, strategic objectives, and goals. Total membership in 2025 exceeded 8,600 team members across our 11 networks, including a new TMRN that was established this year.

We also actively provide and promote opportunities for our team members to share their voice and engage with our community. Based on engagement survey results, approximately 95% of our team members support the various ways the Company contributes to the community. In 2025, over 10,000 of our team members participated in community volunteering or giving events and we expanded our impact by contributing nearly 100,000 hours of service. Rocket Companies has contributed over 1.2 million hours of service to our local communities since 2012. We are committed to fostering an inclusive workplace and strategically recruiting and hiring top talent from a broad range of candidates to build high-performing teams that drive business success. We cultivate a culture of open doors, open minds, and trust. As a reflection of our commitment to prioritizing our team members, Rocket Companies was recognized on Fortune Magazine’s list of 100 Best Companies to Work For 22 consecutive years.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Section 13(a) of the Exchange Act are made available free of charge on or through our website at rocketcompanies.com as soon as reasonably practicable after such reports are filed with, or furnished to, the U.S. SEC. The information on our website is not, and shall not be deemed to be, part of this report or incorporated into any other filings we make with the SEC. The reports and the other documents we file with the SEC are available on the SEC’s website at sec.gov.

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

Item 1A. Risk Factors

Risk Factors Summary

Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows and prospects. Risks that we deem material are described under “Risk Factors” in Item 1A of this report. These risks include, but are not limited to, the following:

•The success and growth of our business, results of operations and financial condition will depend upon our continued ability to adapt to and implement technological changes to meet our business needs and the changing demands of the market and our clients.

•Issues related to the development, proliferation and use of AI could give rise to legal and/or regulatory action, damage our reputation or otherwise materially harm our business. Cyberattacks, security breaches, or a failure to comply with information security laws or regulations could result in serious harm to our reputation and adversely affect our business.

•Reliance on digital platforms and app marketplaces poses growing risks to client acquisition and business growth.

•We are, and intend to continue, developing new products and services and our failure to accurately predict their demand or growth could have an adverse effect on our business.

•We may not be able to continue to grow our loan origination business or effectively manage significant increases in our loan production volume, both of which could negatively affect our reputation and business, financial condition, and results of operations.

•We are required to make servicing advances that can be subject to delays in recovery or may not be recoverable in certain circumstances, and some of the loans we service are higher risk loans, which are more expensive to service and may lead to liquidity challenges.

•Our counterparties may terminate our servicing rights and subservicing contracts under which we conduct servicing activities.

•Our origination and servicing businesses and operating results may be adversely impacted due to a decline in market share for our origination business, a faster than expected increase in payoffs of serviced loans and an inability to recapture loans from existing serviced clients.

•We depend on our ability to sell loans in the secondary market to a limited number of investors and to the GSEs, and to securitize our loans into MBS through the GSEs and Ginnie Mae. If our ability to sell or securitize mortgage loans is impaired, we may not be able to originate mortgage loans.

•We may be required to repurchase or substitute mortgage loans or MSRs that we have sold, or indemnify purchasers of our mortgage loans or MSRs.

•We rely upon the accuracy and completeness of information about borrowers and any misrepresented information or fraud could result in significant financial losses and harm to our reputation.

•Redfin is reliant on real estate listing data and may be unable to obtain and provide comprehensive and accurate real estate listings quickly, or at all.

•Redfin is subject to the rules, terms of service, and policies of realtor associations and MLSs, and any non-compliance may restrict or terminate their access to and use of listings data.

•We may be unable to make acquisitions and investments, successfully integrate acquired companies (including Redfin and Mr. Cooper) into our business, or our acquisitions (including Redfin and Mr. Cooper) and investments may not meet our expectations, any of which could adversely affect our business, financial condition and results of operations.

•We may not achieve the intended benefits of our acquisition of Redfin and acquisition of Mr. Cooper, and the Redfin Acquisition or the Mr. Cooper Acquisition may disrupt our current plans or operations.

•Negative public opinion could damage our brand and reputation, which could adversely affect our business and earnings.

•Our risk management efforts may not be effective at mitigating potential losses resulting in increased costs or business disruption.

•We face intense competition that could adversely affect us.

•Our business is significantly impacted by interest rates. Changes in prevailing interest rates, U.S. monetary policies or other macroeconomic conditions affecting interest rates have had and may in the future have a detrimental effect on our business.

•Our Rocket Mortgage business relies on our loan funding facilities to fund mortgage loans and otherwise operate our business. If one or more of such facilities are terminated, we may be unable to find replacement financing at commercially favorable terms, or at all, which could be detrimental to our business.

•A disruption in the secondary home loan market, including the MBS market, could have a detrimental effect on our business.

•Our business is highly dependent on Fannie Mae and Freddie Mac and certain U.S. government agencies and any changes in these entities or their current roles could be detrimental to our business.

•We rely on internal models to manage risk and to make business decisions. Our business could be adversely affected if those models fail to produce reliable and/or valid results.

•We are subject to various legal actions that if decided adversely, or if viewed unfavorably by the public, could be detrimental to our business.

•We and our vendors have operations in India that could be adversely affected by changes in political or economic stability or by government policies.

•The collection, processing, storage, use and disclosure of personal data could give rise to liabilities as a result of governmental regulation, conflicting legal requirements or differing views of personal privacy rights.

•If we cannot maintain our corporate culture, we could lose the innovation, collaboration and focus on the mission that contribute to our business.

•Loss of our key leadership could result in a material adverse effect on our business.

•Our certificate of incorporation contains a provision renouncing our interest and expectancy in certain corporate opportunities.

•We are controlled by Mr. Gilbert, whose interests may conflict with our interests and the interests of other stockholders. Further, because we are a “controlled company” within the meaning of the NYSE rules, we qualify for and intend to rely on exemptions from certain corporate governance requirements.

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

Risks Relating to Technology and Cybersecurity

The success and growth of our business, results of operations and financial condition will depend upon our continued ability to adapt to and implement technological changes to meet our business needs and the changing demands of the market and our clients.

The markets in which we operate are characterized by rapid technological advancement and innovation, with continuous introduction of new technology-driven products and services to meet growing and changing client demands. We rely on our proprietary technology to deliver products and services to clients, to elevate our lending origination loan application process and service loans. We have made significant investments in new technology-driven products and have become increasingly reliant on AI in our core businesses and activities, including our mortgage origination and servicing offerings and in our competitive plans for attracting potential customers, hiring and retaining lead agents and introducing new products, expanding our current products into new markets and continuing to streamline various financial service related products, services and processes. The origination and servicing processes, as well as key capital markets activities are increasingly dependent on technology and our business relies on our continued ability to process loan applications over the internet, accept electronic signatures, provide instant process status updates, conduct secondary market transactions, process payments, provide electronic statements and other client and loan applicant-expected conveniences.

Maintaining and improving our current technologies, network capacities and computing power to meet evolving industry standards and customer and agent expectations and data growth, as well as developing commercially successful and innovative new technology, requires significant capital expenditures and skilled personnel. These technology initiatives might not provide the anticipated benefits, or may provide them on a delayed schedule or at a higher than forecasted cost. We must continue to monitor and choose the right investments and implement them at the right pace in order to maintain our competitive position and to continue to deliver a superior client experience. Failing to effectively implement new technology-driven products and services as quickly as our competitors, or to successfully market these products and services to our customers, could result in decreased demand for our offerings and adversely impact our growth and results of operations. Additionally, to the extent we are dependent on any particular technology or technological solution (whether developed internally or by a third-party vendor), we may be harmed if such technology or technological solution becomes non-compliant with existing industry standards, fails to meet or exceed the capabilities of our competitors’ equivalent technologies or technological solutions, becomes increasingly expensive to service, retain and update, becomes subject to third-party claims of intellectual property infringement, misappropriation or other violation, or malfunctions or functions in a way we did not anticipate that results in loan defects potentially requiring repurchase and/or indemnification.

Issues related to the development, proliferation and use of AI could give rise to legal and/or regulatory action, damage our reputation or otherwise materially harm our business.

We currently incorporate AI technology in many of our products and services and in our business operations, and we believe the proliferation of AI will have a significant impact on customer preference and market dynamics in our industry. Our proactive research and development of such technology remains ongoing and our ability to develop or otherwise deploy effective and responsible AI technology will be critical to our financial performance and long-term success. We may be unable to develop and implement AI, both for internal operations and external support, that keeps pace with the rapid proliferation of AI systems by competitors in our industry, which may negatively impact our business and financial performance.

The integration of AI across our business functions can result in operational complexity and potential risks, including ensuring appropriate employee usage guidelines and maintaining effective human oversight of automated processes and mitigating the risks associated with unexpected and inaccurate results that AI technologies can generate. We may not be able to control how third-party AI technologies that we choose to use are developed or maintained, or how data we input is used or disclosed, even where we have sought contractual protections with respect to these matters. Our deployment of large language models, generative AI and other AI technologies may increase our exposure to risks related to data privacy and security, intellectual property rights, the generation of inaccurate, misleading, biased or inappropriate content, or the misuse or misappropriation of our data. As we expand the scope of AI systems that support or influence business decisions, we face growing challenges related to maintaining appropriate levels of accountability, explainability and oversight procedures across different applications and use cases.

The regulatory landscape surrounding AI remains uncertain and complex, with potential new requirements that could restrict our ability to utilize AI technologies in their current form or require significant modifications to our existing systems. AI output might present ethical concerns or violate current and future laws and regulations, including licensing laws and a variety of federal and state fair lending laws and regulations such as the FHA, ECOA, the Home Mortgage Disclosure Act, and the prohibition against engaging in Unfair, Deceptive, or Abusive Acts or Practices pursuant to the Dodd-Frank Act. Further, while we aim to develop and use AI responsibly and attempt to identify and mitigate legal issues presented by its use, we may be unsuccessful in identifying or resolving issues before they arise. AI-related issues, including potential government regulation of AI, deficiencies and/or failures could give rise to legal and/or regulatory action, damage our reputation or otherwise adversely affect our business.

Cyberattacks, security breaches or a failure to comply with information security laws or regulations could result in serious harm to our reputation and adversely affect our business.

We are dependent on internal and external information technology networks and systems of Rocket and third parties to securely collect, process, transmit and store electronic information. In the ordinary course of our business, we receive, process, retain and transmit proprietary information and sensitive or confidential data, including public and non-public personal information of our clients, loan applicants, agents and team members (collectively defined as “Rocket Information”). Despite devoting significant time and resources to ensure the integrity of our information technology systems, we may not be able to anticipate, detect or implement effective preventive measures against all cyberattacks, security breaches or unauthorized access to our information technology systems or those of third parties that support our business. The technology and other controls and processes designed to secure Rocket Information and to prevent, detect and remedy any unauthorized access to that information were designed to obtain reasonable, but not absolute, assurance that such information is secure and that any unauthorized access is identified and addressed appropriately. Such controls have not always detected and may in the future fail to prevent or detect, unauthorized access to Rocket Information. Risks that could directly result from the occurrence of a cyber incident include operational interruption, financial losses, damage to the relationship with customers and private data exposure. In addition to implementing processes, procedures and controls to address cyber incidents, we maintain insurance coverage to help mitigate these risks. However, such preventative measures may not be sufficient in all circumstances to prevent, mitigate or timely detect all potential risks. For example, on October 31, 2023, Mr. Cooper experienced a cybersecurity incident in which an unauthorized third party gained access to certain of its technology systems and obtained personal information relating to substantially all of its then-current and former customers/clients. Additionally, if a company that Rocket has recently acquired or a third-party service provider on which we rely experiences a cybersecurity incident, we may not learn of such incident in a timely manner, which may inhibit our ability to mitigate its impacts and can exacerbate the risks described in this risk factor.

Cybersecurity risks for companies in our industries have significantly increased both in severity and volume in recent years and the techniques used to obtain unauthorized, improper, or illegal access to systems, third-party vendors, our clients’, loan applicants’ and team members’ data or to disable, degrade, or sabotage service are constantly evolving and have become increasingly complex and sophisticated and therefore more challenging to prevent and/or detect. Security attacks can originate from a wide variety of sources, including third parties such as computer hackers, hacktivists, nation state-backed hackers or persons involved with organized crime or associated with external service providers. Those parties may also attempt to fraudulently induce clients, loan applicants, team members or other users of our systems to disclose sensitive information to gain access to our systems or data. Any successful cyber-attack or unauthorized use of Rocket Information could result in harm to our business or operations including increased costs to address and remedy and/or litigation, disputes, damages or other liabilities from impacted parties.

The introduction of AI has also reduced the level of difficulty for bad actors to submit high quality fraudulent content as part of a cyber-attack, which could make it more difficult for us to contain cyber breaches, identify bad actors and fraudulent activity. AI-orchestrated cyberattacks may be launched with minimal human involvement, potentially increasing both the frequency and sophistication of future attacks. We also may not be able to anticipate or implement effective preventive measures against security breaches, especially because the methods of attack change frequently or may not be recognized until after such attack has been launched. Additionally, cyberattacks on local and state government databases and offices, including the rising trend of ransomware attacks and of cyberattacks as a tactical risk of modern warfare, expose us to the risk of losing access to critical data and the ability to provide services to our clients, including but not limited, to issuing title insurance policies and closing on properties located in the affected counties or states.

We are bound by numerous privacy and cybersecurity-related laws and requirements which can require us to alter or deploy new business or technology practices which can increase operating costs, impact the development of new products, and reduce operational efficiency. These laws continue to be refined in response to increasing cybersecurity-related risks and new requirements which may require changes to our business practices or have a significant impact on our current and planned privacy, data protection, and information security-related practices, including the collection, use, sharing, retention, and safeguarding of personal information of our clients and/or employees. If we are unable to properly safeguard data or meet new or evolving applicable regulatory requirements, we could be subjected to substantial legal fees, additional disclosure requirements, judgments, fines and negative impacts on our brand. As a result of the increasing awareness concerning the importance of safeguarding personal information, the potential misuse of such information and legislation that has been adopted or is being considered regarding the protection, privacy and security of personal information, information-related risks are increasing.

A cyber incident such as a security breach or a violation of privacy or data security laws or industry standards could also require us to notify members, customers, employees, federal, state, provincial or foreign authorities or governmental entities or other groups, result in adverse publicity, loss of sales and profits, increase fees payable to third parties, and result in penalties or remediation and other costs. If information is inappropriately accessed and used by a third party or a team member during a cyberattack or breach for illegal purposes, the affected individuals may attempt to hold us responsible for any losses they may have incurred because of misappropriation. In such an instance, we may also be subject to regulatory action, investigation or liable to a governmental authority for fines or penalties associated with a lapse in the integrity and security of Rocket Information. Security breaches could also significantly damage our reputation with existing and prospective clients and third parties with whom we do business. Any publicized security problems affecting our businesses and/or those of such third parties may negatively impact the market perception of our products and discourage clients from doing business with us. We may be required to expend significant capital and other resources to protect against and remedy any potential or existing security breaches and their consequences. In addition, our remediation efforts may not be successful and we may not have adequate insurance to cover these losses. While the Company has experienced non-material cyber incidents involving third party vendors, the Company’s continued use of third parties in its business yields the potential for cybersecurity incidents that may harm business operations.

Technology disruptions or failures, including a failure in our operational or security systems or infrastructure, or those of third parties with whom we do business, could disrupt our business, cause legal or reputational harm, and adversely impact our results of operations and financial condition.

Many of our services are dependent on the secure, efficient and uninterrupted operation of our technology infrastructure, including computer systems, related software applications and data centers, as well as those of certain third parties and affiliates. Our websites, mobile apps (such as the Rocket Mortgage, Redfin and Mr. Cooper apps) and computer/telecommunication networks must accommodate a high volume of traffic and deliver frequently updated, accurate and timely information. The success of our mobile website and mobile apps also require seamless operation across multiple operating systems and devices and are susceptible to harm by factors outside of our control, including changes to the terms of service or requirements of mobile app stores and changes in mobile operating systems that disproportionately affect us, degrade the functionality of our mobile website or mobile app, require costly upgrades to our technology offerings, or give preferential treatment to competitors. We have experienced, and may in the future experience, service disruptions and failures caused by system or software failure, fire, power loss, telecommunications failures, human error or misconduct, external attacks (e.g., computer hackers, hacktivists, nation state-backed hackers), denial of service or information, malicious or destructive code, as well as natural disasters, health pandemics, strikes, and other similar events and while our mitigation and recovery processes are designed to reduce the impact of these types of incidents, our contingency planning may not be sufficient for all situations. The implementation of technology changes and upgrades to maintain current and integrate new technology systems may also cause service interruptions. Any such disruptions could materially interrupt or delay our ability to provide services to our clients and loan applicants and could also impair the ability of third parties to provide critical services to us.

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

We rely heavily on our ability to attract and convert online consumers into loan applicants and clients through our websites and mobile apps (such as the Rocket Mortgage, Redfin and Mr. Cooper apps) in a cost-effective manner. To do so, we depend on search engines, digital advertising platforms and other online sources to drive traffic. We appear in search engine results through both paid listings, where we purchase specific terms and unpaid (algorithmic) rankings. However, our ability to maintain this visibility is threatened by frequent algorithm updates and the rapid deployment of Generative AI in search engines (e.g., AI Overviews). These AI-driven features increasingly provide direct answers to financial queries on the search results page, potentially satisfying user intent without a click-through to our website with zero-click searches, thereby reducing organic traffic.

Our digital marketing capabilities depend on data signals derived from user activities on third-party websites, platforms and devices. The deprecation of third-party cookies by major browsers and the restriction of mobile advertising identifiers (such as Apple’s IDFA), ongoing changes in the regulatory environment, such as the California Consumer Privacy Act and other enacted U.S. state privacy laws, and evolving policies from mobile operating systems and browser providers have begun to restrict the data signals available for ad targeting and measurement. Additionally, growing consumer demand for privacy-centric online experiences and growing consolidation of user data from “walled garden” platforms (such as Google and Meta) is likely to further diminish these signals, limiting our ability to refine targeting, measure campaign effectiveness and maintain cost-efficient client acquisition.

We also rely on app marketplaces to connect consumers with our apps. Yet, intense competition within these marketplaces, along with potential changes in fee structures and ranking criteria, development, distribution and maintenance costs, changes to the terms of service or requirements of a mobile app store and changes in mobile operating systems that disproportionately affect us, may increase the costs associated with acquiring new mobile app users. Taken together, these challenges-including reliance on volatile digital channels, evolving privacy regulations, restrictive lead generation rules and competitive pressures in app marketplaces could impede our ability to attract new clients and achieve sustainable business growth.

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

Our mortgage loan origination business consists of providing purchase mortgages to homebuyers, refinancing existing loans and originating second lien home equity loans. The origination of purchase mortgages can be influenced by other stakeholders in the home-buying process such as agents, realtors and builders. Therefore, our ability to acquire new purchase mortgage clients can be impacted by our relationships with such stakeholders. Our ability to grow our origination business has been, and may in the future be, adversely affected by conditions of the overall origination market, including elevated interest rates, which has in the past had, and may in the future have, an adverse effect on our results of operations. Our loan origination business also includes third-party mortgage brokers who operate on a more local basis and routinely work with agents, realtors and builders, but who are not contractually obligated to do business with us. Further, our competitors also have relationships with these brokers and actively compete with us in our efforts to expand our broker networks. We may not be successful in maintaining our existing relationships or in expanding our broker network. Our production and consumer direct lending operations are subject to overall market factors that can impact our ability to grow our loan production volume. For example, increased competition from new and existing market participants, reductions in the overall level of refinancing activity, slow growth in the level of new home purchase activity, lack of affordable housing, or inadequate inventory of homes for sale can impact our ability to continue to grow our loan production volumes and as such we have been and may in the future be forced to modify our cost structure or accept lower margins in our respective businesses in order to continue to compete and keep our volume of activity consistent with past or projected levels. If we are unable to continue to grow our loan origination business, this could adversely affect our business.

We may experience significant growth in our loan origination business and MSRs, including the growth in MSRs associated with the acquisition of Mr. Cooper. If we do not effectively manage our growth through the deployment of resources including processes, technology and talent, the quality of our services could suffer, which could negatively affect our brand and operating results.

We are required to make servicing advances that can be subject to delays in recovery or may not be recoverable in certain circumstances.

During any period in which one of our clients is not making payments on a loan we service we are required under most of our servicing agreements to advance our own funds to meet contractual principal and interest remittance requirements, pay property taxes and insurance premiums, legal expenses and other protective payment advances. If home values rise, we may be required to advance greater amounts of property taxes and insurance premiums. We also advance funds to maintain, repair and market real estate properties. In certain situations, we may elect to make certain payment advances knowing that we may not be reimbursed. In addition, in the event a loan serviced by us becomes delinquent, or to the extent a mortgagor under such loan is allowed to enter into a forbearance by applicable law, regulation, or investor/insurer guidelines, the repayment to us of any payment advance related to such events may be delayed until the loan is repaid or refinanced or liquidation occurs. A significant increase in delinquencies for the loans that we own and service could have a material impact on our revenues, expenses and liquidity and on the valuation of our MSRs. A delay in our ability to collect a payment advance may adversely affect our liquidity and our inability to be reimbursed for a payment advance could be detrimental to our business. Defaults might increase due to a deterioration in the macro economy and as the loans in our servicing portfolio get older, which may increase our costs of servicing and could be detrimental to our business. Further, forbearance legislation or regulation, such as part of a natural disaster response could increase the number of loans on which we must make such payment advances.

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

Some of the loans we service are higher risk loans, which are more expensive to service and may lead to liquidity challenges.

Some of the mortgage loans we service are higher risk loans, meaning that the loans are made to less credit worthy customers, delinquent or for properties the value of which has decreased since origination. These loans are more expensive to service because they require more frequent interaction with customers and greater monitoring and oversight. Additionally, in connection with the ongoing mortgage market reform and regulatory developments, servicers of higher risk loans are subject to increased scrutiny by state and federal regulators and will experience higher compliance and regulatory costs, which may continue to increase over time. We may not be able to pass along any of the additional expenses we incur in servicing higher risk loans to our servicing clients. The greater cost of servicing higher risk loans, which may be further increased through regulatory reform, consent decrees or enforcement, could adversely affect our business, financial condition and results of operations. Our business has a portfolio of higher risk agency loans guaranteed by Ginnie Mae. In an adverse economic scenario, FEMA declared disaster area or a pandemic similar to COVID-19, where defaults rise rapidly and unexpectedly, we may have funding challenges since Ginnie Mae does not allow the separate utilization of advances as a form of collateral, and we may not be able to secure financing for advances on acceptable terms or at all. If we are unable to obtain these financings, we may need to raise the funds required in the capital markets or through other means, any of which may increase our cost of funds.

As a result of changes implemented following the COVID pandemic and subsequent fluctuations in mortgage interest rates and updates to investor programs, most investors have updated their standard loss mitigation procedures and requirements to align with their current program offerings. These post-pandemic program updates and ongoing revisions to offerings require interpretation, implementation, and testing as they evolve over time, which are time intensive and are subject to operational risk. While we have extensive validation in place to ensure timeliness and accuracy of these updated loss mitigation programs, the continued changes and differences in programs announced by each investor creates risk of error. The risk subjects us to loss indemnification requirements.

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

As is standard in the industry, under the terms of our master servicing agreements with the Agencies and investors (including non-GSE loan purchasers), each has the right to terminate us as servicer of the loans we service on their behalf at any time and also have the right to cause us to sell the MSRs to a third party. In addition, failure to comply with servicing standards could result in termination of our agreements with the Agencies with little or no notice and without any compensation. If any of Fannie Mae, Freddie Mac, Ginnie Mae, or any private investor for which we subservice were to terminate us as a servicer, or increase our costs related to such servicing by way of additional fees, fines or penalties, such changes could have a material adverse effect on the revenue we derive from servicing activity, as well as the value of the related MSRs. These agreements, and other servicing agreements under which we service mortgage loans for non-GSE loan purchasers, also require that we service in accordance with GSE servicing guidelines, contain financial covenants and permit termination if we are terminated as an approved servicer by a GSE. Under our servicing contracts, the primary servicers for which we conduct subservicing activities have the right to terminate our subservicing rights with or without cause, with little notice and little to no compensation. If we were to have our servicing or subservicing rights terminated on a material portion of our servicing portfolio this could adversely affect our financial results.

We are also subject to minimum financial eligibility requirements established by the Agencies. These minimum financial requirements include net worth, capital ratio and/or liquidity criteria in order to set a minimum level of capital needed to adequately absorb potential losses and a minimum amount of liquidity needed to service Agency mortgage loans and MBS and cover the associated financial obligations and risks. To meet these minimum financial requirements, we are required to maintain cash and cash equivalents in amounts that could impede us from growing our business and place us at a competitive disadvantage in relation to federally chartered banks and certain other financial institutions. These seller/servicer obligations have financial covenants that include capital requirements related to tangible net worth. The FHFA and Ginnie Mae updated their minimum financial eligibility requirements for GSE seller/servicers and Ginnie Mae issuers to modify the definitions of tangible net worth and eligible liquidity, modify their minimum standard measurement and include a new risk-based capital ratio, among other changes. While we believe we are currently in compliance with these updated requirements, to the extent that these capital and liquidity requirements are not met, the applicable agency may suspend or terminate these agreements, which would prohibit us from further servicing these specific types of mortgage loans or being an approved servicer. If we are unable to meet these capital and liquidity requirements, this could adversely affect our business, financial condition and results of operations.

A failure to maintain the ratings assigned to us by a rating agency could have an adverse effect on our business, financial condition and results of operations.

Our mortgage origination and servicing platforms, as well as certain of our debt and securitization instruments, are routinely rated by national rating agencies for various purposes. These ratings are subject to change without notice. Any downgrade of our ratings could restrict our access to sources of capital on terms satisfactory to us or at all, increase the cost of any debt or equity financing, adversely affect our ability to maintain our status as an approved servicer by Fannie Mae, Freddie Mac, Ginnie Mae and other investors, lead to the early termination of existing advance facilities and affect the terms and availability of advance facilities that we may seek in the future, cause our termination as servicer in our servicing agreements that require that we maintain specified servicer ratings and be otherwise detrimental to our business.

Our origination and servicing businesses and operating results may be adversely impacted due to a decline in market share for our origination business, a faster than expected increase in payoffs of serviced loans and an inability to recapture loans from existing serviced clients.

If our loan origination business loses market share, loan originations otherwise decrease, or the loans in our servicing portfolio are repaid or refinanced at a faster pace than expected, we may not be able to maintain or grow the size of our servicing portfolio, including our subserving portfolio, as our servicing portfolio is subject to “run-off” (i.e., mortgage loans serviced by us may be repaid at maturity, prepaid prior to maturity, refinanced with a mortgage not serviced by us, liquidated through foreclosure, deed-in-lieu of foreclosure, or other liquidation process, or repaid through standard amortization of principal). As a result, our ability to maintain the size of our servicing portfolio, in part, depends on our ability to originate loans with existing serviced clients.

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

Substantially all of our loan originations are sold into the secondary market. We securitize loans into MBSs through Fannie Mae, Freddie Mac and Ginnie Mae. Loans originated outside of Fannie Mae, Freddie Mac and the guidelines of the FHA, USDA, or the VA (for loans securitized with Ginnie Mae) are sold to private investors and mortgage conduits, including our loan securitization company, Woodward Capital Management LLC, which primarily securitizes such non-GSE loan products. For further discussion, see Risks Relating to the Financial and Macroeconomic Environment - Our business is highly dependent on Fannie Mae and Freddie Mac and certain U.S. government agencies and any changes in these entities or their current roles could be detrimental to our business.

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

Further, there may be delays in our ability to sell future mortgage loans which we originate, or there may be a market shift that causes buyers of our non-GSE products-including jumbo mortgage loans, closed-end home equity loans and other non- agency mortgage loans to reduce their demand for such products. These market shifts can be caused by factors outside of our control including, but not limited to macroeconomic changes, market shifts and changes in investor liquidity, availability, or appetite for such non-GSE products. Delays in the sale of mortgage loans, loss in confidence in the debt, obligations or in the U.S. government, increased borrowing costs or increased hedge risk also increase our exposure to market risks, which could adversely affect our profitability on sales of loans. Any such delays or failure to sell loans could have a materially adverse effect on our business.

We may be required to repurchase or substitute mortgage loans or MSRs that we have sold, or indemnify purchasers of our mortgage loans or MSRs.

We make representations and warranties to purchasers when we sell them a mortgage loan or an MSR, including in connection with our MBS securitizations. If a mortgage loan or MSR does not comply with the representations and warranties that we made with respect to it at the time of its sale, we could be required to repurchase the loan or MSR, replace it with a substitute loan or MSR and/or indemnify secondary market purchasers for applicable losses. If this occurs, we may have to bear any associated losses directly, as repurchased loans typically can only be resold at a discount to their repurchase price, if at all. We also may be subject to claims by purchasers for repayment of a portion of the premium we received from such purchaser on the sale of certain loans or MSRs if such loans or MSRs are repaid in their entirety within a specified time period after the sale of the loan. As of December 31, 2025, we had accrued $129 million in connection with our reserve for repurchase and indemnification obligations. Actual repurchase and indemnification obligations could materially exceed the reserves we have recorded in our financial statements. Any significant repurchases, substitutions, indemnifications or premium recapture could be detrimental to our business.

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

Vendors and service providers frequently access sensitive information, including customer data, intellectual property and proprietary business details. Although we enforce strict vendor selection protocols and ensure agreements incorporate robust data privacy and security measures, vendors may experience data breaches. Future breaches could result in unauthorized access to or other personal sensitive information, leading to financial, reputational and operational repercussions.

Lastly, our operations, have in the past, and may in the future may be disrupted if vendors fail to fulfill their obligations or cease their services, be it temporary or permanent and replacing such vendors promptly and under similar conditions may not always be feasible.

Redfin is reliant on real estate listing data and may be unable to obtain and provide comprehensive and accurate real estate listings quickly, or at all.

We believe that users of Redfin’s website and mobile app come to us primarily because of the real estate listing data that Redfin provides. Accordingly, if Redfin were unable to obtain and provide comprehensive and accurate real estate listings data, its primary channels for meeting customers will be diminished. Redfin sources listings data primarily from MLS in the markets it serves. Redfin also sources listings data from public records, other third-party listing providers, and individual homeowners and brokers. Many of Redfin’s competitors and other real estate websites also have access to MLSs and other listings data, including proprietary data, and may be able to source listings data or other real estate information faster or more efficiently than Redfin. Since MLS participation is voluntary, brokers and homeowners may decline to post their listings data to their local MLS or may seek to change or limit the way that data is distributed. There are industry participants working to change local MLS rules to allow brokers and homeowners to exclude more listings from the MLSs. A competitor or another industry participant could also create an alternative listings data service, or their own exclusive listings database, which may reduce the relevancy and comprehensive nature of the MLSs. If MLSs cease to be the predominant source of listings data in the markets that Redfin serves, it may be unable to get access to comprehensive listings data on commercially reasonable terms, or at all, which may result in fewer people using its website and mobile app.

Redfin is subject to the rules, terms of service, and policies of realtor associations and MLSs, and any non-compliance may restrict or terminate their access to and use of listings data.

Redfin must comply with the rules, terms of service, and policies of realtor associations and MLSs to access and use MLS listings data. Redfin belongs to numerous realtor associations and MLSs, and each has adopted its own rules, terms of service, and policies governing, among other things, how MLS data may be used and how listings data must be displayed on our website and mobile app. These rules typically do not contemplate multi-jurisdictional online brokerages like ours and vary widely among markets. They also are in some cases inconsistent with the rules of other realtor associations and MLSs such that we are required to customize our website, mobile app, or service to accommodate differences between rules of realtor associations and MLSs. Complying with the rules of each realtor association and MLS requires significant investment, including personnel, technology and development resources, and the exercise of considerable judgment. In October 2023, Redfin began exiting local realtor associations and the NAR in some jurisdictions. Redfin could be deemed to be noncompliant by not having these realtor association memberships, or by having both realtor and non- realtor agents working at the same brokerage.

We may be unable to make acquisitions and investments, successfully integrate acquired companies (including Redfin and Mr. Cooper) into our business, or our acquisitions (including Redfin and Mr. Cooper) and investments may not meet our expectations, any of which could adversely affect our business, financial condition and results of operations.

We have acquired and may continue to acquire or invest in new or complementary businesses, technologies, services, products, or teams. Most notably, in 2025, we acquired Redfin and Mr. Cooper. Acquisitions and investments pose various risks to our business including: unanticipated costs or liabilities associated with the acquired entities, such as claims related to their products, technologies, or offerings; failure of acquired business or assets to perform as expected, leading to an inability to generate sufficient revenue to offset the associated costs; unforeseen complexities in accounting, internal controls, or regulatory requirements associated with the acquired business or assets; delays in the integration of newly acquired businesses and assets could lead to inefficiencies; harm to existing business relationships with partners due to the acquisition; and an inability to maintain quality, security and internal control standards within acquired entities, consistent with industry practices and internal requirements.

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

We may not achieve the intended benefits of our acquisition of Redfin and acquisition of Mr. Cooper, and the Redfin Acquisition or the Mr. Cooper Acquisition may disrupt our current plans or operations.

There can be no assurance that we will be able to successfully integrate Redfin or Mr. Cooper’s assets or otherwise realize the expected benefits of the Redfin Acquisition or the Mr. Cooper Acquisition. Difficulties in integrating Redfin or Mr. Cooper into our existing operations may result in our business performing differently than expected, in operational challenges or in the failure to realize anticipated synergies and efficiencies in the expected timeframe or at all. The integration of the companies may result in material challenges, including the diversion of management’s attention from ongoing business concerns; retaining key management and other employees; retaining or attracting business and operational relationships; the possibility of faulty assumptions underlying expectations regarding the integration process and associated expenses; increased complexity and cost in consolidating corporate and administrative infrastructures and eliminating duplicative operations; coordinating geographically separate organizations; unanticipated issues in integrating information technology, communications and other systems; as well as potential unknown liabilities, unforeseen expenses relating to integration or delays associated with the Redfin Acquisition or the Mr. Cooper Acquisition.

Negative public opinion could damage our brand and reputation, which could adversely affect our business and earnings.

We are highly dependent on the positive perception and recognition of the brands that make up Rocket Companies in order to attract new clients. Negative public opinion can result from our actual or alleged conduct in any number of activities, including loan origination, loan servicing, debt collection practices, rebranding campaigns, negative events (e.g., data breaches, executive misconduct and violations of law), deficient corporate governance and other activities adverse to us, such as lawsuits against us. Negative public opinion could also result from actions taken by government regulators and community organizations in response to our activities, from consumer complaints, including in the CFPB complaints database and from media coverage - whether accurate or not. Our ability to attract and retain clients is highly dependent upon the external perceptions of our level of service, trustworthiness, business practices, financial condition and other subjective qualities. Negative perceptions or publicity regarding these matters-even if related to seemingly isolated incidents, or even if related to practices not specific to the origination or servicing of loans, such as debt collection-could erode trust and confidence and damage our reputation among existing and potential clients. In turn, this could decrease the demand for our products, increase regulatory scrutiny and detrimentally affect our business. In addition, consumer advocacy groups and some media reports have advocated for governmental actions placing additional requirements on non-bank consumer lenders which could result in more restrictive laws and regulations and/or changes in consumer perceptions and preferences. Such changes in consumer perceptions and preferences could, in turn, result in significant decreases in demand for our consumer loan products.

Instability caused by acts of violence or war may affect the lending industry and capital markets generally and our business, financial condition and results of operations.

Instability caused by terrorist attacks, the anticipation of any such attacks, political or domestic instability, the consequences of any military or other response by the United States and its allies and other armed conflicts globally and geopolitical events stemming from such conflicts, have in the past caused, and in the future may cause, consumer confidence and spending to decrease, and have resulted, and may in the future result, in increased volatility and disruption in the United States and worldwide financial markets and economy.

If such events lead to a prolonged economic slowdown, recession or declining real estate values, they could impair our ability to originate and service loans on profitable terms and harm our financial condition and results of operations, increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. In addition, the activation of additional U.S. military reservists or members of the National Guard may significantly increase the proportion of mortgage loans whose interest rates are reduced by application of the Service Members Civil Relief Act or similar state or local laws. As a result, any such attacks or armed conflicts may adversely impact our performance.

Our business is subject to the risks of natural disasters and other natural catastrophic events and to interruption by man-made issues such as strikes.

Our systems and operations are vulnerable to damage or interruption from natural disasters (e.g., earthquakes, tornados, fires, floods), man-made issues (e.g., telecommunications failures, strikes), natural catastrophic events (e.g., health pandemics) and similar events or the effects of any of the foregoing (e.g., power losses, damage to property). Further, we recognize the inherent risks related to weather and the climate wherever our business is conducted. Our primary locations may be vulnerable to extreme weather conditions which may disrupt our business and may cause us to experience additional costs to maintain or resume operations and higher attrition. For example, a significant natural disaster in Detroit, such as an earthquake, tornado, fire or flood, could have a material adverse impact on our business, operating results and financial condition and our insurance coverage may be insufficient to compensate us for losses that may occur. Disease outbreaks have occurred in the past (including severe acute respiratory syndrome, or SARS, avian flu, H1N1/09 flu and COVID-19) and any prolonged occurrence of infectious disease or other adverse public health developments could have a material adverse effect on the macro economy and/or our business operations. In addition, strikes and other geopolitical unrest could cause disruptions in our business and lead to interruptions, delays or loss of critical data. These types of catastrophic events could also affect our loan servicing costs, increase our recoverable and our non-recoverable servicing advances, increase servicing defaults due to impacted clients and negatively affect the value of our MSRs. We may not have sufficient protection or recovery plans in certain circumstances, such as natural disasters affecting the Detroit, Phoenix, Cleveland, Charlotte, Seattle or Dallas areas and our business interruption insurance may be insufficient to compensate us for losses that may occur.

Our risk management efforts may not be effective at mitigating potential losses resulting in increased costs or business disruption.

We could incur substantial losses and our business operations could be disrupted if we are unable to effectively identify, manage, monitor and mitigate financial risks, such as credit risk, interest rate risk, prepayment risk, liquidity risk and other market-related risks, as well as operational, compliance and legal risks related to our business, assets and liabilities. We also are subject to various laws, regulations and rules that are not industry specific, including employment laws related to team member hiring and termination practices, health and safety laws, environmental laws and other federal, state and local laws, regulations and rules in the jurisdictions in which we operate. Our risk management policies, procedures and techniques may not be sufficient to identify all of the risks to which we are exposed, mitigate the risks we have identified, or identify additional risks to which we may become subject in the future. Expansion of our business activities may also result in our being exposed to risks to which we have not previously been exposed or may increase our exposure to certain types of risks, including our exposure to third-party credit, servicer and counterparty risks from our consumers, counterparties, servicers and correspondents, and we may not effectively identify, manage, monitor and mitigate these risks as our business activities change or increase.

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

Furthermore, the mortgage industry has experienced significant cyclicality in recent years. A decline overall level of originations and decreased demand for loans due to fluctuations in the interest rate environment, have in the past led, and may in the future lead, to increased competition for the remaining loans. Although interest rates have began to moderate, any periods of increase in these competitive pressures could be detrimental to our business.

Risks Relating to the Financial and Macroeconomic Environment

Our business is significantly impacted by interest rates. Changes in prevailing interest rates, U.S. monetary policies, or other macroeconomic conditions affecting interest rates have had and may in the future have a detrimental effect on our business.

Our financial performance is directly affected by prevailing interest rates. For example, we are particularly affected by the policies of the U.S. Federal Reserve, including changes to the federal funds rate and its balance sheet, specifically its MBS portfolio. Increases in inflation during 2022 and 2023 led to increases in interest rates, which in turn led to lowered transaction volumes for new purchase mortgages and refinancings. Such events may occur again in the future. Increases in interest rates may cause increased delinquency default and foreclosure. Increased mortgage defaults and foreclosures may adversely affect our business as they increase our expenses and reduce the number or mortgages service fees that are collected.

Sustained elevated interest rates in 2022 and 2023, coupled with increases in home prices, made homeownership more expensive for borrowers and materially reduced the size of the refinance market. Although interest rates have began to decline, the size of the refinance origination market continues to be subject to significant fluctuations as a result of interest rate changes since refinancing an existing loan that has a lower interest rate could be less attractive and make qualifying for a loan more difficult. The volatility of the interest rate environment has in the past and may continue to adversely affect us and our revenues or require us to increase marketing expenditures to increase or maintain our volume of mortgages and/or cut costs to maintain margins.

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

We fund a significant portion of the mortgage loans we close through borrowings under our loan funding facilities. Our borrowings are in turn generally repaid with the proceeds we receive from mortgage loan sales. We are currently, and may in the future continue to be, dependent upon lenders to provide the primary funding facilities for our loans. As of December 31, 2025, we had twenty-one loan funding facilities which provide us with an aggregate maximum principal amount of $28.5 billion in loan origination availability, nineteen of which allow drawings to fund loans at closing and are primarily with large global financial institutions. Included in these twenty-one loan funding facilities are two loan funding facilities with GSEs. Additionally, we are parties to agency MSR backed master repurchase agreement facilities, which provide us access to $5.0 billion of liquidity. As of December 31, 2025, we also had available to us $1.4 billion of financing capacity through servicing advance receivable backed facilities and up to $2.3 billion available through a syndicated unsecured revolving credit facility. Of the nineteen existing global bank loan funding facilities, all facilities are on an either evergreen or two-year tenor, with maturities staggered in 2026 and 2027. Approximately $19.5 billion of our loan funding capacity are uncommitted and can be terminated by the applicable lender at any time. Moreover, one of our loan funding facilities requires that we have additional borrowing capacity so that such facility does not represent more than a specified percentage of our total borrowing capacity. If we were unable to maintain the required ratio with availability under other facilities, our funding availability under such facilities could also be terminated.

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

Our funding facilities and financing facilities contain covenants, including requirements to maintain a certain minimum tangible net worth, minimum liquidity, maximum total debt or liabilities to net worth ratio, pre-tax net income requirements, litigation judgment thresholds and other customary debt covenants. A breach of the covenants can result in an event of default under these facilities and allow the lenders to pursue certain remedies. In addition, certain of these facilities include cross default or cross acceleration provisions that could result in most, if not all, facilities terminating if an event of default or acceleration of maturity occurs under any facility. If we are unable to meet or maintain the necessary covenant requirements or satisfy, or obtain waivers for, the continuing covenants, we may lose the ability to borrow under all of our funding and financing facilities, which could be detrimental to our business. Additional risks related to our funding and financing facilities include limitations imposed on us under existing and future financing facilities that contain restrictive covenants and borrowing conditions that may limit our ability to raise additional debt, including more stringent financial covenants in such refinanced facilities, which we may not be able to achieve, a decline in liquidity in the credit markets, increases in the prevailing interest rates, changes in the financial strength of our lenders, the decision of lenders from whom we borrow to reduce their exposure to mortgage loans and MSRs due to a change in such lenders’ strategic plan, future lines of business, regulatory restrictions or otherwise, the amount of eligible collateral pledged on advance facilities, which may be less than the borrowing capacity of the facility, the larger portion of our loan funding facilities that is uncommitted, versus committed, and accounting changes that impact calculations of covenants in our debt agreements.

If the refinancing or borrowing guidelines become more stringent and such changes result in increased costs to comply or decreased mortgage origination volume, such changes could negatively impact our business.

Our loan origination and servicing revenues are highly dependent on macroeconomic and U.S. residential real estate market conditions.

Our success depends largely on the health of the U.S. residential real estate industry, which is seasonal, cyclical and affected by changes in general economic conditions beyond our control. Economic factors such as increased interest rates, slow economic growth or recessionary conditions, supply chain disruptions, the pace of home price appreciation or the lack of it, changes in household debt levels, inflation and increased unemployment or stagnant or declining wages affect our clients’ income and thus their ability and willingness to make loan payments. National or global events including, but not limited to, supply chain disruptions, geopolitical conflicts, natural disasters, natural events or man-made disruptions, affect all such macroeconomic conditions. Weak or a significant deterioration in economic conditions reduce the amount of disposable income consumers have, which in turn reduces consumer spending and the willingness of qualified potential clients to purchase new homes or make large purchases that require financing. As a result, such economic factors may affect loan origination volume.

Additional macroeconomic factors including, but not limited to, rising government debt levels, increase of global trade barriers, prolonged government shutdowns, the withdrawal or augmentation of government interventions into the financial markets, changing U.S. consumer spending patterns, changing expectations for inflation and deflation and weak credit markets may create low consumer confidence in the U.S. economy or the U.S. residential real estate industry and could also negatively impact the overall economy, government revenues, the real estate industry and us in ways that cannot be reliably predicted. Excessive home building or high foreclosure rates resulting in an oversupply of housing in a particular area may also increase the amount of losses incurred on defaulted mortgage loans. Furthermore, several state and local governments in the United States are experiencing, and may continue to experience, budgetary strain. One or more states or significant local governments could default on their debt or seek relief from their debt under the U.S. bankruptcy code or by agreement with their creditors. Any or all of the circumstances described above may lead to further volatility in or disruption of the credit markets at any time and adversely affect our financial condition.

Any uncertainty or deterioration in market conditions that leads to a decrease in loan originations will result in lower revenue on loans sold into the secondary market. Lower loan origination volumes generally place downward pressure on margins, thus compounding the effect of the deteriorating market conditions. Such events could be detrimental to our business. Additionally, origination of loans can be seasonal. Historically, loan origination increases in the second and third quarters and decreases in the first and fourth quarters as home buyers tend to purchase their homes during the spring and summer in order to move to a new home before the start of the school year. As a result, our loan origination revenues vary from quarter to quarter.

Moreover, any deterioration in market conditions that leads to an increase in loan delinquencies will result in lower revenue for loans we service for the GSEs, Ginnie Mae and other investors because we collect servicing fees from them only for performing loans. Current economic uncertainties and market volatilities may contribute to a reduction in economic activity and housing affordability, which could lead to increasing mortgage delinquencies or defaults and increase losses from our representations and warranties. A prolonged federal government shutdown could increase loan delinquencies, delay the processing of government loan applications and make it more difficult for some customers to procure government-backed insurance. While increased delinquencies generate higher ancillary revenues, including late fees, these fees are likely unrecoverable when the related loan is liquidated. Increased delinquencies may also increase the cost of servicing the loans for all market participants. The decreased cash flow from lower servicing fees could decrease the estimated value of our MSRs, resulting in recognition of losses when we write down those values. In addition, an increase in delinquencies lowers the interest income we receive on cash held in collection and other accounts and increases our obligation to advance certain principal, interest, tax and insurance obligations owed by the delinquent mortgage loan borrower. An increase in delinquencies could therefore be detrimental to our business.

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

In 2008, the FHFA placed Fannie Mae and Freddie Mac into conservatorship and, as their conservator, FHFA controls and directs their operations. Uncertainty remains regarding the future of the GSEs, including with respect to the duration of conservatorship, the extent of their roles in the market and what forms they will have and whether they will be government agencies, government-sponsored agencies or private for-profit entities.

In September 2021, FHFA and the U.S. Department of Treasury suspended certain provisions added to the PSPAs with Fannie Mae and Freddie Mac. Among other limitations, the suspended provisions previously limited the acquisition of loans with higher risk characteristics, second homes and investment properties and limited the GSEs cash windows. In January 2025, FHFA and Treasury amended the PSPAs to eliminate these previously suspended PSPA restrictions in their entirety, including the limits on higher-risk, investment property and second home loans and the GSEs cash window usage. In addition, the 2025 PSPA amendments restored Treasury’s right to consent before the GSEs can be released from conservatorship, which could affect the timing, structure and conditions of a potential exit. It remains to be seen how FHFA and Treasury potentially further amend the PSPAs. Changes to the PSPAs may have significant implications on the GSEs’ market footprint, lender access to the secondary market and GSE capital and conservatorship milestones.

In November 2021, under new leadership, FHFA issued its 2022 Conservatorship Scorecard for the GSEs and CSS, reflecting an ongoing shift in the regulators’ priorities. Since then, FHFA has continued to issue annual scorecards, and recent Conservatorship Scorecards have routinely de-emphasized exiting the GSEs from conservatorship, de-emphasized CSS’ potential shift to a market utility and reiterated the importance of credit risk transfer. The ongoing recapitalization of the GSEs, higher affordable housing goals, increases to the GSE conforming loan limit, continued review of and volatility in GSE pricing and potential revisitation of the PSPAs will materially impact the GSE’s guarantee obligations and market footprint. In addition, legislative proposals to reform the U.S. housing finance market may materially impact the role of the GSEs in purchasing and guaranteeing mortgage loans. Any such proposals, if enacted, may have broad adverse implications for the MBS market and our business. It is possible that the adoption of any such proposals might lead to higher fees being charged by the GSEs and/or lower prices on our sales of mortgage loans to them. Moreover, recent changes to the composition of the GSEs’ boards of directors and senior management have resulted in, and may in the future result in, modifications to GSEs policies and pricing frameworks, eligibility standards or risk-management directives. FHFA and the GSEs have recently revised certain operational, governance and underwriting directives, rescinded or modified select policy requirements and signaled that additional updates may occur as the GSEs continue to build capital, adjust their risk-management frameworks and align their practices with FHFA’s evolving objectives.

The extent and timing of any regulatory reform regarding the GSEs and the U.S. housing finance market, as well as any effect on our business operations and financial results, are uncertain. It is not yet possible to determine whether such proposals will be enacted and, if so, when, what form any final legislation or policies might take or how proposals, legislation or policies may impact the MBS market and our business. Our inability to make the necessary adjustments to respond to these changing market conditions or loss of our approved seller/servicer status with the GSEs could have a material adverse effect on our mortgage origination operations and our mortgage servicing operations. If those agencies cease to exist, wind down, or otherwise significantly change their business operations or if we lost approvals with those agencies or our relationships with those agencies are otherwise adversely affected, we would seek alternative secondary market participants to acquire our mortgage loans at a volume sufficient to sustain our business. If such participants are not available on reasonably comparable economic terms, or if changes in GSE or FHFA policy materially alter loan eligibility standards, capital or reserve requirements for borrowers (including updates recognizing certain additional asset types), the above changes could have a material adverse effect on our ability to profitably sell loans we originate that are securitized through Fannie Mae, Freddie Mac or Ginnie Mae.

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

These guidelines outline directives from FHFA to GSEs and directives published by other government agencies. Under these directives, Fannie Mae and Freddie Mac may offer financial rewards to well-performing servicers. Conversely, compensatory penalties may be imposed on servicers for failing to meet specified timelines related to delinquent loans and foreclosure proceedings, as well as other violations of servicing obligations. The GSEs also have the authority to levy additional fees on acquired loans. Further, negotiations related to the guidelines with these agencies are generally not possible and the terms are subject to change without our prior consent. Any significant alterations to these guidelines, particularly those that reduce our fees or necessitate increased resources for mortgage services, could negatively impact our revenues and costs. Given the evolving conservatorship framework, GSE policy changes may occur with greater frequency, and we may be required to implement additional systems, operational updates or resource commitments to maintain compliance with amended GSE or FHFA directives.

In addition, changes in the nature or extent of the guarantees provided by Fannie Mae, Freddie Mac, Ginnie Mae, the USDA or the VA, or the insurance provided by the FHA, or coverage provided by private mortgage insurers, could also have broad adverse market implications. Any future increases in guarantee fees or changes to their structure or increases in the premiums we are required to pay to the FHA or private mortgage insurers for insurance or to the VA or the USDA for guarantees could increase mortgage origination costs and insurance premiums for our clients. These industry changes could negatively affect demand for our mortgage services and consequently our origination volume, which could be detrimental to our business. We cannot definitively predict whether the impact of any proposals to move Fannie Mae and Freddie Mac out of conservatorship would require them to increase their fees.

Challenges to the MERS® System could materially and adversely affect our business, results of operations and financial condition.

MERSCORP, Inc. is a privately held company that maintains an electronic registry, referred to as the MERS® System, which tracks servicing rights and ownership of home loans in the United States. MERS, a wholly owned subsidiary of MERSCORP, Inc., can serve as a nominee for the owner of a home loan and in that role initiate foreclosures or become the mortgagee of record for the loan in local land records. We have used in the past and may continue to use MERS as a nominee. The MERS® System is widely used by participants in the mortgage finance industry.

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

We use various derivative financial instruments to provide a level of protection against interest rate risks related to both our MLHFS and IRLCs and our MSRs, but no hedging strategy can protect us completely. The nature and timing of hedging transactions influence the effectiveness of these strategies. Poorly designed strategies, improperly executed and documented transactions or inaccurate assumptions could increase our risks and losses. In addition, hedging strategies involve transaction and other costs. Our hedging strategies and the derivatives that we use may not be able to adequately offset the risks of interest rate volatility, and our hedging transactions may result in or magnify losses. Furthermore, interest rate derivatives may not be available on favorable terms or at all, particularly during periods of heightened volatility or economic downturns. Any of the foregoing risks could adversely affect our business, financial condition and results of operations.

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

We measure the fair value of our MLHFS, derivative financial instruments, MSRs, and excess spread financing on a recurring basis and we measure the fair value of other assets, such as mortgage loans held for investment, certain impaired loans and other real estate owned, on a non-recurring basis.

Fair value determinations require many assumptions and complex analyses, especially to the extent there are not active markets for identical assets. For example, we generally estimate the fair value of loans held for sale based on quoted market prices for securities backed by similar types of loans. If quoted market prices are not available, fair value is estimated based on other relevant factors, including dealer price quotations and prices available for similar instruments, to approximate the amounts that would be received from a third party. In addition, the fair value of IRLCs, a derivative financial instrument, is measured based upon the difference between the current market prices of securities backed by similar mortgage loans (as determined generally for mortgages held for sale) and the price at which we have committed to originate the loans, subject to the estimated loan financing probability, or pull-through factor (which is both significant and highly subjective).

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

We use internal financial models that utilize market participant data to value our MSRs for purposes of financial reporting and for purposes of determining the price that we pay to acquire loans for which we will retain MSRs. These models are complex and use asset-specific collateral data and market inputs for interest and discount rates. In addition, the modeling requirements of MSRs are complex because of the high number of variables that drive cash flows associated with MSRs, including the expectation of delinquencies, and because of the complexity involved with anticipating such variables over the life of the MSR. Even if the general accuracy of our valuation models is validated, valuations are highly dependent upon the reasonableness of our assumptions and the results of the models.

Additionally, MSRs do not trade in an active market with readily observable prices and, therefore, the fair value of MSRs is determined using a discounted cash flow model that incorporates prepayment speeds, OAS, cost to service, delinquencies, ancillary revenues, recapture rates, among other assumptions.

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

In addition, we are currently subject to a variety of, and may in the future become subject to, additional Canadian federal and provincial laws, and U.S. federal, state and local laws that are continually evolving and developing. These laws and any regulations implementing such laws directly impact our business and require ongoing compliance, monitoring and internal and external audits as they continue to evolve and may result in ever-increasing public scrutiny and escalating levels of enforcement and sanctions. Furthermore, changes in governmental regulations could result in, among other things, a pause or end to federally funded loans, grants and other financial assistance programs. Certain federal and state regulators are also promulgating new and revised regulations that impact our business. Additionally, the interpretation of these regulations and their overarching laws is rapidly evolving, making implementation and enforcement, and thus compliance requirements, ambiguous, uncertain and potentially inconsistent. Our interpretations and such measures may have been or may prove to be insufficient or incorrect.

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

As licensed real estate brokerages, our Redfin business is currently subject to a variety of, and may in the future become subject to, additional, federal, state, and local laws that are continually changing, including laws related to: the real estate, brokerage, title, and mortgage industries; mobile- and internet-based businesses; and data security, advertising, privacy and consumer protection laws. For instance, we are subject to federal laws such as the FHA and RESPA. These laws can be costly to comply with, require significant management attention, and could subject us to claims, government enforcement actions, civil and criminal liability, or other remedies, including revocation of licenses and suspension of business operations.

In some cases, it is unclear as to how such laws and regulations affect Redfin based on our business model that is unlike traditional brokerages, and the fact that those laws and regulations were created for traditional real estate brokerages. If we are unable to comply with and become liable for violations of these laws or regulations, or if unfavorable regulations or interpretations of existing regulations by courts or regulatory bodies are implemented, we could be directly harmed and forced to implement new measures to reduce our liability exposure. It could cause our operations in affected markets to become overly expensive, time consuming, or even impossible.

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

RTIC, a title insurance underwriter, is heavily regulated by its domiciled state of Texas and by the department of insurance in each state where it holds a certificate of authority to transact title insurance. It is subject to state title insurance statutes and insurance codes as well as federal law. Title insurance rates are regulated differently in various states, with most states requiring RTIC to file and receive approval of rates before such rates become effective to be utilized by title agents. Other states set promulgated rates controlling the title insurance rates that can be charged. These regulations could hinder the underwriter’s and the agent’s ability to promptly adapt to changing market dynamics through price adjustments, which could adversely affect operations, particularly in a rapidly declining market. RTIC is also subject to regulations and reporting requirements imposed by the National Association of Insurance Commissioners. The laws and regulations governing insurance companies continue to evolve and vary by state, adding uncertainty and complexity to compliance. Financial conditions and claim management practices are subject to regulatory examinations and high scrutiny. Departures from compliance, sound underwriting practices or adequate reserves for unknown claims could result in fines, enforcement actions or loss of authority to insure.

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

Antidiscrimination statutes, such as the FHA and the ECOA, prohibit creditors from discriminating against loan applicants and borrowers based on certain characteristics, such as race, ethnicity, sex, religion and national origin. States have analogous anti-discrimination laws that extend protections beyond the protected classes under federal law, extending protections, for example to gender identity. Various federal regulatory agencies and departments, including the DOJ and the CFPB have historically taken the position that these laws apply not only to intentional discrimination, but also to neutral practices that have a disparate impact on a group that shares a characteristic that a creditor may not consider in making credit decisions (i.e., creditor or servicing practices that have a disproportionate negative affect on a protected class of individuals).

These regulatory agencies, as well as consumer advocacy groups and plaintiffs’ attorneys, may assert “disparate impact” claims. In 2015, the U.S. Supreme Court confirmed that the “disparate impact” theory applies to cases brought under the FHA, while emphasizing that a causal relationship must be shown between a specific policy of the defendant and a discriminatory result that is not justified by a legitimate, nondiscriminatory business objective of the defendant. In 2020, the HUD issued a final rule amending HUD’s interpretation of the FHA’s disparate impact standard to better align with the 2015 U.S. Supreme Court case; however, HUD more recently in March 2023 finalized a rule rescinding HUD’s 2020 final rule and restoring HUD’s 2013 disparate impact standard. Although it is still unclear whether the theory applies under the ECOA, regulatory agencies and private plaintiffs can be expected to continue to apply it to both the FHA and the ECOA in the context of home loan lending and servicing. To the extent that the “disparate impact” theory continues to apply, we may be faced with significant administrative burdens in attempting to comply and potential liability for failures to comply.

Furthermore, many industry observers believe that the “ability to repay” rule issued by the CFPB will have the unintended consequence of having a disparate impact on protected classes. Specifically, it is possible that lenders that make only Qualified Mortgages may be exposed to discrimination claims under a disparate impact theory.

Beyond exposure to potential fair lending or servicing claims under disparate impact theory, lenders face increasing regulatory, enforcement and litigation risk under the FHA and ECOA from claims of “redlining,” “reverse redlining,” and “digital redlining.” Redlining is the practice of denying a creditworthy applicant a loan for housing in a certain neighborhood even though the applicant may be otherwise qualified. Reverse redlining is targeting an applicant in a certain neighborhood for higher cost products or services. In the past, the DOJ launched a “combating redlining initiative” and partnership with other federal and state agencies, including the CFPB, to police these practices, making clear they are a high priority across the financial services regulatory ecosystem.

The U.S. Federal Government also previously formed an interagency task force to address concerns around improper bias in home appraisals. The CFPB, HUD and FHFA were all clear that policing such bias and working to develop new guidance for industry as to how it can reduce human discretion in the home appraisal and valuation process are key agency priorities. Such efforts could result in a change in our appraisal practices or expose us to liability under the FHA or ECOA.

In addition to reputational harm, violations of the ECOA and the FHA can result in actual damages, punitive damages, injunctive or equitable relief, attorneys’ fees and civil money penalties.

Relatedly, state legislatures and state financial regulatory agencies are becoming increasingly interested in implementing state level versions of the federal CRA. The federal CRA was enacted as part of several landmark pieces of legislation to address systemic inequities in access to credit, expand financial inclusion, and reverse the impact of decades of redlining in LMI communities and minority communities. The federal CRA currently only applies to federally insured depository banks and institutions, and evaluates their lending, services and investments in LMI and minority communities. However, certain state CRAs expanded the scope of application to include non-depository mortgage lenders, such as Rocket Mortgage. The lack of consistency and clarity on the scope of how the state level CRAs will be applied and how entities will be examined presents unknown compliance risks that may adversely impact our operations, and could inadvertently provide additional evidentiary support for potential disparate impact claims.

Government regulation of the internet, online marketing, data privacy, and other aspects of our business is evolving, and we may experience unfavorable changes in or failure to comply with existing or future regulations and laws.

We are subject to a number of regulations and laws that apply generally to businesses, as well as regulations and laws specifically governing the internet and marketing over the internet. These laws and regulations, which continue to evolve, cover privacy and data protection, data security, pricing, content, copyrights, distribution, mobile and other communications, advertising practices, electronic contracts, consumer protections, the provision of online payment services, unencumbered internet access to our services, the design and operation of websites and the characteristics and quality of offerings online. The expansion of future laws and interpretations of current statutes and regulations may impede the collection or use of certain data, which may in turn prevent or restrict growth and availability of certain internet and online based products and services, and creates additional compliance risk for our business. We cannot guarantee that we will be fully compliant in every jurisdiction, as it is not entirely clear how new or existing laws and regulations will be interpreted or enforced with respect to the internet and e-commerce. Moreover, regulation and enforcement efforts by federal and state agencies and the prospects for private litigation claims related to our data collection, privacy policies or other e-commerce practices become more likely. In addition, the adoption of any laws or regulations, or the imposition of other legal requirements, that adversely affect our digital marketing efforts could decrease our ability to offer, or client demand for, our offerings, resulting in lower revenue. Future regulations, or changes in laws and regulations or their existing interpretations or applications, could also require us to change our business practices, raise compliance costs or other costs of doing business and materially adversely affect our business, financial condition and operating results.

Our mortgage business is exposed to heightened regulatory scrutiny by various governmental agencies impacting both loan origination and servicing. The agencies’ continued monitoring, rule issuance. published guidance, and enforcement actions increase our regulatory compliance burden and associated costs.

The CFPB, which oversees federal and state non-depository lending and servicing institutions, has intensified its examination, enforcement, and rulemaking authority over federal consumer financial protection laws applicable to mortgage lenders and servicers. As such, the CFPB poses a substantial regulatory risk to our operations.

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

Additionally, due to the geographic scope of our operations and the nature of the services we provide, certain of our subsidiaries may be required to obtain and maintain certain licenses in all states where they operate, including:

•Rocket Mortgage and Mr. Cooper are required to obtain and maintain various licenses for their mortgage originations, mortgage servicing, real estate businesses, including licenses required for any third-party debt default specialists, auctioneers, employees and independent contractors with which the companies contract.

•Redfin is required to obtain and maintain licenses for its brokerage, mortgage, rentals and title businesses, including the licensing of its lead agents.

•Rocket Close is required to obtain and maintain various licenses as a title agent, settlement service provider, and appraisal management company. In addition, individual service providers must also maintain licenses to provide escrow, notary, and appraisal services. Many state licenses are renewed at a regular frequency, typically annually, in order to keep the license in good standing.

If we enter new markets, we may be required to comply with new laws, regulations and licensing requirements. As part of licensing requirements, we are typically required to designate individual licensees of record. We cannot ensure that we will always remain in full compliance with all licensing laws and regulations, and we may be subject to fines or penalties, including license revocation, for any non-compliance. If in the future a state agency were to determine that we are required to obtain additional licenses in that state in order to transact business, or if we lose an existing license or are otherwise found to be in violation of a law or regulation, our business operations in that state may be suspended until we obtain the license or otherwise remedy the compliance issue.

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

We engage in outbound telephone and text communications with consumers and accordingly must comply with a number of laws and regulations that govern said communications, including the TCPA and TSR. The FCC and the FTC have responsibility for regulating various aspects of these laws. Among other requirements, the TCPA and TSR require us to obtain prior express written consent for certain communications and to adhere to “do-not-call” registry requirements which, in part, mandate that we maintain and regularly update lists of consumers who have chosen not to be called and restrict calls to consumers who are on the national do-not-call list. Additionally, the FCC adopted new rules under the TCPA in December 2023, which took effect on January 27, 2025, that in part require comparison shopping websites and lead generators we work with to obtain a consumer’s prior express written consent one caller at a time, rather than having a single consent apply to multiple callers at once. Many states have similar consumer protection laws regulating telemarketing. These laws limit our ability to communicate with consumers and, as a result, may reduce the effectiveness of our marketing programs. The TCPA does not distinguish between voice and data, and, as such, SMS/MMS messages are also “calls” for the purpose of TCPA obligations and restrictions.

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

Changes in tax laws may adversely affect us, and the IRS or a court may disagree with our tax positions, which may result in adverse effects on our financial condition or the value of our common stock.

On July 4, 2025, the U.S. enacted a budget reconciliation package known as the OBBBA. The OBBBA includes, among other things, the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act of 2017, modifications to the international tax framework and the restoration and continuation of certain business provisions, including immediate expensing for domestic research expenditures paid or incurred beginning January 1, 2025 and a 100% first-year bonus depreciation deduction for certain assets. The OBBBA introduces other legislative changes, including the restoration of deductible net business interest expense under Code Section 163(j) to 30% of earnings before interest, taxes, depreciation and amortization and again allowing an addback of depreciation and amortization in the calculation of the interest deduction limitation. The OBBBA also enacted the repeal or acceleration of the sunset of certain tax credits under the Inflation Reduction Act of 2022. We do not expect the OBBBA to have a material impact on our Consolidated Financial Statements. Proposed and future provisions could have a material adverse impact on our tax rate, cash flow, and financial results. There can be no assurance that future tax law changes will not increase the rate of the corporate income tax significantly, impose new limitations on deductions, credits or other tax benefits, or make other changes that may adversely affect our business, cash flows or financial performance. In the absence of additional clarification and guidance from the IRS on certain tax matters, the Company will take positions with respect to a number of unsettled issues. There is no assurance that the IRS or a court will agree with the positions taken by us, in which case tax penalties and interest may be imposed that could adversely affect our business, cash flows or financial performance. In the future, additional guidance may be issued by the IRS, the Department of the Treasury, or other governing body that may significantly differ from our interpretation of the law, which may result in a material adverse effect on our business or financial condition.

Our reported financial results may be materially and adversely affected by future changes in accounting principles generally accepted in the United States.

U.S. GAAP is subject to standard setting or interpretation by the FASB, the Public Company Accounting Oversight Board, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results and could materially and adversely affect the transactions completed before the announcement of a change. A change in these principles or interpretations could also require us to alter our accounting systems in a manner that could increase our operating costs and impact the content of our financial statements.

We are subject to various legal actions that if decided adversely, or if viewed unfavorably by the public, could be detrimental to our business.

We face multifaceted legal and regulatory risks that pose a significant threat to our business. Operating in an industry highly sensitive to consumer protection, we are subject to various legal actions, including those alleging improper lending, servicing, or marketing practices, as well as violations of consumer protection, securities, and other laws. We are routinely involved in legal proceedings that may allege issues such as abusive loan terms, disclosure violations, quiet title actions, improper foreclosure practices, common law fraud and breach of contract. Additionally, along with others in our industry, we are subject to repurchase and indemnification claims and may continue to receive claims in the future, regarding alleged breaches of representations and warranties relating to the sale of mortgage loans, the placement of mortgage loans into securitization trusts or the servicing of mortgage loan securitizations. We are also subject to various U.S. antitrust laws and regulations and may face antitrust actions brought by the FTC, the DOJ, any state attorney general or private parties, including in connection with our recent acquisitions of Redfin and Mr. Cooper. The resolution of these actions may not always be favorable, leading to financial consequences and diverting management attention from ordinary business operations. Certain of the pending or threatened legal proceedings against us include claims for substantial compensatory, punitive and/or, statutory damages or claims for an indeterminate amount of damages. The legal landscape is complex, with numerous local, state, and federal laws and regulations continually evolving. Non-compliance with these regulations can result in costly remediation and substantial fines. Furthermore, even in cases of favorable resolutions, we may still incur significant legal expenses.

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

Our share price has been, and may in the future be, volatile, and in the past companies that have experienced volatility in the market price of their stock have been subject to securities litigation. We have in the past been, and may in the future be, subject to securities litigation. Such lawsuits may result in other, derivative lawsuits, may be expensive to defend, and may divert our management’s attention from the conduct of our business, which could have an adverse effect on our business.

The conduct of the brokers through whom we originate loans could subject us to fines or other penalties.

For certain mortgage transactions, Rocket Mortgage operates as the wholesale lender and works with a third-party mortgage broker to facilitate the loan application. The brokers through whom we originate loans have parallel and separate legal obligations to which they are subject. While these laws may not explicitly hold the lenders responsible for the legal violations of such brokers, U.S. federal and state agencies increasingly have sought to impose such liability. The DOJ, through its use of a disparate impact theory under the FHA, and through its ongoing combating redlining initiative, is attempting to hold home loan lenders responsible for the pricing practices of brokers, alleging that the lender is directly responsible for the total fees and charges paid by the borrower even if the lender neither dictated what the broker could charge nor kept the money for its own account. In addition, under the federal and state disclosure rules, we may be responsible for improper disclosures made to clients by brokers. We may be subject to claims for fines or other penalties based upon the conduct of the independent home loan brokers with which we do business.

We and our vendors have operations in India that could be adversely affected by changes in political or economic stability or by government policies.

We currently have operations located in India, which may be subject to political and social instability and may lack the infrastructure to withstand political unrest or natural disasters. The political or regulatory climate in the United States, or elsewhere, also could change so that it would not be lawful or practical for us to use international operations in the manner in which we currently use them. If we or our vendors had to curtail or cease operations in India and transfer some or all of these operations to another geographic area, we would incur significant transition costs as well as higher future overhead costs that could materially and adversely affect our results of operations. In addition, due to our international operations, we are subject to the laws and regulations of multiple jurisdictions, including laws and regulations, such as The Foreign Corrupt Practices Act of 1977, as amended, that prohibit certain business practices. Any violations of such laws by us, our subsidiaries or our local agents could have an adverse effect on our business and reputation and result in substantial financial penalties or other sanctions.

Risks Relating to Privacy and Intellectual Property

The collection, processing, storage, use and disclosure of personal data could give rise to liabilities as a result of governmental regulation, conflicting legal requirements or differing views of personal privacy rights.

In the processing of consumer transactions, our businesses receive, transmit and store a large volume of personally identifiable information and personally identifiable financial information, collectively referred to as Nonpublic Personal Information and other user data. The collection, sharing, use, disclosure and protection of this information are governed by the privacy and data security policies maintained by us and our businesses. Moreover, there are federal, state and international laws regarding privacy and the storing, sharing, use, disclosure and protection of NPI and user data. Specifically, NPI is increasingly subject to legislation and regulations in numerous jurisdictions around the world, the intent of which is to protect the privacy and security of such information that is collected, processed, or transmitted related to consumers within their jurisdiction. These laws and regulations are also intended to give consumers more knowledge and control over the collection, processing, and transmission of their NPI. In the United States, regulations and interpretations concerning NPI and data security promulgated by state and federal regulators, including, but not limited to, the CFPB, FTC, NYDFS and CPPA (California’s regulatory body authorized to enforce California’s consumer privacy laws), could conflict or give rise to differing views of privacy and security rights around NPI. We could be materially and adversely affected if legislation or regulations are expanded to require changes in business practices or privacy policies, or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business, financial condition, and results of operations.

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

Our operations depend on the work and skills of our team members. Our future success will depend on our ability to continue to hire, integrate, develop and retain highly qualified personnel for all areas of our organization. Any talent acquisition and retention challenges could reduce our operating efficiency, increase our costs of operations and harm our overall financial condition. We could face these challenges if competition for qualified personnel intensifies or the pool of qualified candidates becomes more limited. We may also face these challenges as we integrate the Redfin and Mr. Cooper team members into the Rocket platform. Additionally, we invest heavily in training our team members, which increases their value to competitors who may seek to recruit them. The inability to attract, develop or retain qualified personnel could have a detrimental impact on cost and performance for our business.

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

Risks Relating to our Corporate Structure

We are a holding company and accordingly we are dependent upon distributions from our subsidiaries to pay taxes and other expenses.

Rocket Companies Inc. is a holding company and its principal assets are its direct and indirect subsidiaries. As a result, Rocket Companies Inc. has no independent means of generating revenue and its ability to pay taxes and other expenses, including payments under the TRA is dependent on the ability of its subsidiaries to make distributions to us. Following the Up-C Collapse, as the sole member of Rocket GP, LLC, which is the General partner of Rocket Limited Partnership, we intend to cause Rocket Limited Partnership to make distributions to us in amounts sufficient to cover any payments we are obligated to make under the TRA for exchanges that have already occurred and other costs or expenses. However, certain laws and regulations may result in restrictions on Rocket Limited Partnership’s ability to make distributions to us or the ability of Rocket Limited Partnership’s subsidiaries to make distributions to it.

To the extent that we need funds, and Rocket Limited Partnership or its subsidiaries are restricted from making such distributions, we may not be able to obtain such funds on terms acceptable to us or at all and as a result could suffer an adverse effect on our liquidity and financial condition.

We may be required to pay RHI II and Mr. Gilbert for certain tax benefits we may utilize, and the amounts we may pay could be significant.

We are party to a Tax Receivable Agreement, dated as of August 5, 2020, with RHI and Mr. Gilbert that provides for the payment by us to RHI and Mr. Gilbert (or their transferees of common limited liability company interests (the “Holdings LLC Units”) of Holdings LLC or other assignees) of 90% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize (computed using simplifying assumptions to address the impact of state and local taxes) as a result of: (i) certain increases in our allocable share of the tax basis in Holdings LLC’s assets resulting from (a) the purchases of Holdings LLC Units (along with the corresponding shares of Class D common stock or Class C common stock) from RHI and Mr. Gilbert (or their transferees of Holdings LLC Units or other assignees) using the net proceeds from our IPO or in any future offering (subject to the terms of the Tax Receivable Agreement Amendment (as defined below)), (b) exchanges by RHI and Mr. Gilbert (or their transferees of Holdings LLC Units or other assignees) of Holdings LLC Units (along with the corresponding shares of Class D common stock or Class C common stock) for cash or shares of Class B common stock or Class A common stock, as applicable (subject to the terms of the Tax Receivable Agreement Amendment), or (c) payments under the TRA; (ii) tax benefits related to imputed interest deemed arising as a result of payments made under the TRA; and (iii) disproportionate allocations (if any) of tax benefits to Holdings LLC as a result of section 704(c) of the Code, as amended, that relate to the reorganization transactions undertaken at the time of our IPO. The TRA makes certain simplifying assumptions regarding the determination of the cash savings that we realize or are deemed to realize from the covered tax attributes, which may result in payments pursuant to the TRA in excess of those that would result if such assumptions were not made.

As part of RHI’s internal reorganization, RHI contributed its rights to receive payments under the TRA in respect of RHI’s prior exchanges to RHI II, and RHI II completed a joinder to become a party to the TRA. As part of the Up-C Collapse, (i) Mr. Gilbert exchanged all of his Holdings LP Units and Class D common stock in exchange for shares of Class L common stock and (ii) the Tax Receivable Agreement was amended to provide that the terms of the Tax Receivable Agreement will not apply to any exchanges, including, for the avoidance of doubt, any fully paid and nonassessable partnership units of Holdings LP (“Holdings Units”) exchanged as part of the Up-C Collapse (such as those exchanged by Mr. Gilbert), that occur, or are deemed to occur, on or following March 9, 2025.

The actual tax benefit, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, including, among others, the amount and timing of the taxable income we generate in the future and the tax rate then applicable, and the portion of our payments under the Tax Receivable Agreement constituting imputed interest. Future payments under the Tax Receivable Agreement could be substantial. Of the $590 million Tax Receivable Agreement liability recorded as of December 31, 2025, we estimate that, as a result of the amount of the increases in the tax basis in Holdings LLC’s assets from the purchase of Holdings LLC Units (along with the corresponding shares of the Class D common stock) in connection with the IPO, the over-allotment option (greenshoe) and the RHI March 2021 paired interest exchange, assuming no material changes in the relevant tax law and that we will have sufficient taxable income to utilize all of the tax attributes covered by the Tax Receivable Agreement when they are first available to be utilized under applicable law, future payments to RHI II under the Tax Receivable Agreement would aggregate to approximately $590 million over the next 20 years and for yearly payments over that time to range between zero to $200 million per year. The payments under the Tax Receivable Agreement are not conditioned upon RHI II’s continued ownership of us.

There is a possibility that under certain circumstances not all of the 90% of the applicable cash savings will be paid to the selling or exchanging holder of Holdings LLC Units at the time described above. If we determine that such circumstances apply and all or a portion of such applicable tax savings is in doubt, we will pay to the holders of such Holdings LLC Units the amount attributable to the portion of the applicable tax savings that we determine is not in doubt and pay the remainder at such time as we reasonably determine the actual tax savings or that the amount is no longer in doubt.

In addition, RHI II (or its transferees or other assignees) will not reimburse us for any payments previously made if any covered tax benefits are subsequently disallowed, except that any excess payments made to RHI II (or its transferees or assignees) will be netted against future payments that would otherwise be made under the Tax Receivable Agreement with RHI II, if any, after our determination of such excess. We could make payments to RHI II under the Tax Receivable Agreement that are greater than our actual cash tax savings and may not be able to recoup those payments, which could negatively impact our liquidity.

In addition, the Tax Receivable Agreement provides that in the case of a change in control of the Company or a material breach of our obligations under the Tax Receivable Agreement, we are required to make a payment to RHI II in an amount equal to the present value of future payments (calculated using a discount rate equal to the lesser of 6.50% or a rate based on the benchmark rate used to determine pricing or interest rates in a majority of our then-outstanding repurchase or warehouse agreements or other financing arrangements providing for the financing of mortgage loans plus 100 basis points, which may differ from our, or a potential acquirer’s, then-current cost of capital) under the Tax Receivable Agreement, which payment would be based on certain assumptions, including those relating to our future taxable income. In these situations, our obligations under the Tax Receivable Agreement could have a substantial negative impact on our, or a potential acquirer’s, liquidity and could have the effect of delaying, deferring, modifying or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. These provisions of the Tax Receivable Agreement may result in situations where RHI II, having assumed RHI’s rights under the Tax Receivable Agreement, has interests that differ from or are in addition to those of our other stockholders. In addition, we could be required to make payments under the Tax Receivable Agreement that are substantial, significantly in advance of any potential actual realization of such further tax benefits, and in excess of our, or a potential acquirer’s, actual cash savings in income tax.

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

Provisions of our certificate of incorporation and our bylaws may make it more difficult for, or prevent a third party from, acquiring control of us without the approval of our board of directors. These provisions include:

•having a classified board of directors;

•providing that, when the Gilberts beneficially own less than a majority of the combined voting power of the common stock, a director may only be removed with cause by the affirmative vote of 75% of the combined voting power of our common stock eligible to vote in the election of directors, voting together as a single class;

•providing that, when the Gilberts beneficially own less than a majority of the combined voting power of our common stock, vacancies on our board of directors, whether resulting from an increase in the number of directors or the death, removal or resignation of a director, will be filled only by our board of directors and not by stockholders;

•providing that, when the Gilberts beneficially own less than a majority of the combined voting power of our common stock, certain amendments to our certificate of incorporation or amendments to our bylaws will require the approval of 75% of the combined voting power of our common stock;

•prohibiting stockholders from calling a special meeting of stockholders;

•authorizing stockholders to act by written consent only until the Gilberts cease to beneficially own a majority of the combined voting power of our common stock;

•establishing advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings;

•authorizing “blank check” preferred stock, the terms and issuance of which can be determined by our board of directors without any need for action by stockholders;

•and providing that the decision to transfer our corporate headquarters outside of Detroit, Michigan will require the approval of 75% of the combined voting power of our common stock.

Additionally, Section 203 of the DGCL prohibits a publicly held Delaware corporation from engaging in a business combination with an interested stockholder, unless the business combination is approved in a prescribed manner. An interested stockholder includes a person, individually or together with any other interested stockholder, who within the last three years has owned 15% of our voting stock. We opted out of Section 203 of the DGCL, but our certificate of incorporation includes a provision that restricts us from engaging in any business combination with an interested stockholder for three years following the date that person becomes an interested stockholder. Such restrictions, however, do not apply to any business combination between RHI II, any direct or indirect equityholder of RHI as of immediately prior to the closing of the Up-C Collapse, or, in each case, any of their respective affiliates or successors or any “group,” or any member of any such group, to which such persons are a party under Rule 13d-5 of the Exchange Act.

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

Our certificate of incorporation contains a provision renouncing our interest and expectancy in certain corporate opportunities by each of the RHI II Parties (as defined below). Our certificate of incorporation provides that neither RHI II nor any officer, director, member, partner or employee of RHI II, each, an RHI II Party, has any duty to refrain from engaging in the same or similar business activities or lines of business as us, doing business with any of our clients or suppliers or employing or otherwise engaging or soliciting for employment any of our directors, officers or employees, and none of our directors or officers will be liable to us or to any of our subsidiaries or stockholders for breach of any fiduciary or other duty under statutory or common law, as a director or officer or controlling stockholder or otherwise, by reason of any such activities, or for the presentation or direction to, or participation in, any such activities by any RHI II Party. Our certificate of incorporation provides that, to the fullest extent permitted by applicable law, we renounce our right to certain business opportunities, and that each RHI II Party has no duty to communicate or offer such business opportunity to us and will not be liable to us or any of our stockholders for breach of any fiduciary or other duty under statutory or common law, as a director, officer or controlling stockholder, or otherwise, by reason of the fact that any such individual pursues or acquires such business opportunity, directs such business opportunity to another person or fails to present such business opportunity, or information regarding such business opportunity, to us. The foregoing provisions of our certificate of incorporation create the possibility that a corporate opportunity of ours may be used for the benefit of an RHI II Party.

Our certificate of incorporation requires exclusive forum in certain courts in the State of Michigan or the State of Delaware or the federal district courts of the United States for certain types of lawsuits, which may have the effect of discouraging lawsuits against our directors and officers.

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

We are controlled by Mr. Gilbert, whose interests may conflict with our interests and the interests of other stockholders. Further, because we are a “controlled company” within the meaning of the NYSE rules, we qualify for and intend to rely on exemptions from certain corporate governance requirements.

Mr. Gilbert holds more than a majority of the combined voting power of our common stock. So long as Mr. Gilbert continues to directly or indirectly own a significant amount of our equity, even if such amount is less than a majority of the combined voting power of our common stock, Mr. Gilbert will continue to be able to substantially influence the outcome of votes on all matters requiring approval by the stockholders, including our ability to enter into certain corporate transactions. The interests of Mr. Gilbert could conflict with or differ from our interests or the interests of our other stockholders. For example, the concentration of ownership held by Mr. Gilbert could delay, defer or prevent a change of control of our Company or impede a merger, takeover or other business combination that may otherwise be favorable for us.

In addition, as long as Mr. Gilbert continues to control a majority of the voting power of our outstanding voting stock, we will be a controlled company within the meaning of the Exchange rules. Under the Exchange rules, a company of which more than 50% of the voting power is held by another person or group of persons acting together is a controlled company and may elect not to comply with certain corporate governance requirements, including the requirements that:

•a majority of the board of directors consist of independent directors;

•the nominating and corporate governance committee be composed entirely of independent directors;

•and the compensation committee be composed entirely of independent directors.

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

We completed the Redfin Acquisition and Mr. Cooper Acquisition on July 1, 2025 and October 1, 2025, respectively. We are currently in the process of integrating Redfin and Mr. Cooper into our operations, compliance programs and internal control processes. The financial results of Redfin and Mr. Cooper are included in our Consolidated Financial Statements appearing elsewhere in this Annual Report. SEC guidance allows companies to exclude acquisitions from the assessment of internal control over financial reporting during the first year following an acquisition while integrating the acquired company. As such, we have excluded the acquired operations of Redfin and Mr. Cooper from our assessment of the Company’s internal controls over financial reporting. We intend to continue to evaluate the effectiveness of internal controls over financial reporting as we complete the integration of Redfin and Mr. Cooper, and will make changes to our internal control framework, as necessary.

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

Distributions of cash or other property on our Class A common stock, if any, will constitute dividends for U.S. federal income tax purposes to the extent paid from our current or accumulated E&P, as determined under U.S. federal income tax principles, and generally be taxable to holders of our Class A common stock as ordinary dividend income for U.S. federal income tax purposes (to the extent of our current and accumulated E&P). E&P should not be confused with earnings or net income under U.S. GAAP. To the extent those distributions exceed our current and accumulated E&P, the distributions will be treated as a non-taxable return of capital to the extent of the holder’s tax basis in our Class A common stock, which will reduce a holder’s tax basis in the Class A common stock, and thereafter as capital gain from the sale or exchange of such common stock. Also, if any holder sells our Class A common stock, the holder will recognize a gain or loss equal to the difference between the amount realized and the holder’s tax basis in such Class A common stock. Consequently, such excess distributions will result in a corresponding increase in the amount of gain, or a corresponding decrease in the amount of loss, recognized by the holder upon the sale of the Class A common stock or subsequent distributions with respect to such stock. Additionally, with regard to U.S. corporate holders of our Class A common stock, to the extent that a distribution on our Class A common stock exceeds both our current and accumulated E&P and such holder’s tax basis in such shares, such holders would be unable to utilize the corporate dividends-received deduction (to the extent it would otherwise be applicable to such holder) with respect to the gain resulting from such excess distribution. Further, after we initially report the expected tax characterization of distributions we have paid, the actual characterization, which is not determined with finality until after the end of the tax year in which the distribution occurs, could vary from our expectation with the result that holders of our Class A common stock could incur different income tax liabilities than initially expected. Investors in our Class A common stock are encouraged to consult their tax advisors as to the tax consequences of receiving distributions on our Class A common stock that are not treated as dividends for U.S. federal income tax purposes.

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

As of February 23, 2026, we had 970,935,922 shares of Class A common stock outstanding and 2,819,815,377 shares of Class A common stock issuable upon potential exchanges and/or conversions of 1,848,879,455 shares of outstanding Class L common stock. All of the shares of Class L common stock are “restricted securities,” as that term is defined under Rule 144 of the Securities Act, and subject to certain restrictions on transfer until the expiration of the applicable Lock-Up Period (as defined below), as well as the other applicable restrictions of Rule 144. Subject to certain limited exceptions as provided in our certificate of incorporation, Mr. Gilbert and the other Class L stockholders will be prohibited from transferring or otherwise disposing of (a) any shares of Class L common stock prior to the first anniversary of the closing of the Up-C Collapse and (b) 50% of the shares of Class L common stock prior to the second anniversary of the closing of the Up-C Collapse (all such periods together, the “Lock-Up Periods”). Following the expiration or waiver of the applicable Lock-Up Period, each share of Class L common stock (a) may be converted at any time, at the option of the holder, into one share of Class A common stock and (b) will automatically convert into one share of Class A common stock immediately prior to any transfer of such share except for certain permitted transfers. In addition, upon the later to occur of (A) June 30, 2027 and (B) the date that the outstanding shares of Class L common stock no longer represent at least 79% of the total voting power of the issued and outstanding shares of our common stock, all shares of Class L common stock will automatically convert to newly issued shares of Class A common stock. The Company’s board of directors may also waive the lock-up restrictions at any time during the Lock-Up Periods at the request of a holder of Class L common stock. If the board of directors elects to waive the applicable Lock-Up Period with respect to any shares of Class L common stock, an additional number of shares of Class A common stock could be introduced to the public market in a limited period of time, which could result in declines in the price of our Class A common stock. Additional sales of our shares of Class A common stock in the public market, or the perception that sales could occur, could have a material adverse effect on the price of our Class A common stock.

We have filed registration statements under the Securities Act registering 220,988,948 shares of our Class A common stock reserved for issuance under the Omnibus Incentive Plan and our TMSPP. As of February 23, 2026, we had 110,593,020 shares of our Class A common stock reserved for issuance under our Omnibus Incentive Plan and our TMSPP. In addition, in connection with the Redfin Acquisition and Mr. Cooper Acquisition, certain unvested equity awards of Redfin and Mr. Cooper were replaced with Rocket equity awards with similar terms at closing. As a result, we have also registered an aggregate of 28,868,038 shares of our Class A common stock reserved for issuance pursuant to our assumption of Redfin’s and Mr. Cooper’s share-based compensation plans and the outstanding options and RSUs issued thereunder.

We also assumed Redfin’s outstanding 0.5% Convertible Senior Notes due 2027 (the “2027 Convertible Notes”) as part of the Redfin Acquisition. The 2027 Convertible Notes may in the future become convertible into cash, shares of Class A common stock, or a combination thereof, at our election.

The price of our Class A common stock has been, and may in the future be, volatile and your investment in our common stock could suffer a decline in value.

The market price for our Class A common stock has been, and may in the future be, volatile and could fluctuate significantly in response to a number of factors, most of which we cannot control. These factors include, among others, intense competition in the markets we serve; fluctuations in interest rates and general economic conditions; failure to accurately predict the demand or growth of new financial products and services that we are developing; fluctuations in quarterly revenue and operating results, as well as differences between our actual financial and operating results and those expected by investors; the public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC; announcements relating to litigation; guidance, if any, that we provide to the public, any changes in such guidance or our failure to meet such guidance; the risk that anticipated benefits and synergies of completed acquisitions may not be fully realized or may take longer to realize than expected; the risk that integration of acquired businesses post-closing may not occur as anticipated or we may not achieve the growth prospects expected from such acquisition; changes in financial estimates or ratings by any securities analysts who follow our Class A common stock, our failure to meet such estimates or failure of those analysts to initiate or maintain coverage of our Class A common stock; the sustainability of an active trading market for our Class A common stock; investor perceptions of the investment opportunity associated with our Class A common stock relative to other investment alternatives; the inclusion, exclusion or deletion of our Class A common stock from any trading indices; future sales of our Class A common stock by our officers, directors and significant stockholders; the effect on our business and results of operations from system failures and disruptions, hurricanes, wars, acts of terrorism, pandemics, other natural disasters or responses to such events; novel and unforeseen market forces and trading strategies by third parties; events or commentary reported in the media, including social media, whether or not accurate or involving us, that may create, amplify and/or rapidly spread negative publicity for us or for the industry or markets in which we operate; short selling of our Class A common stock or related derivative securities; price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole and changes in the volume of shares of our Class A common stock available for public sale. These broad market and industry factors may seriously harm the market price of our Class A common stock, regardless of our operating performance. In the past, stockholders have instituted securities class action litigation following periods of market volatility. We have been, and may in the future be, subject to securities litigation, which may cause us to incur substantial costs and resources and divert the attention of management from our business.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

Safeguarding information by securing our systems, data, and networks is a key priority for our business. Rocket Companies relies on our technology networks and systems, as well as those of certain third parties and affiliates, to collect, process, transmit and store information. We require the secure, efficient, and uninterrupted operation of those networks and systems to provide our clients with the best possible experience. With this in mind, we maintain an ISP to protect the confidentiality, integrity, and availability of client information.

The Rocket Companies ISP is managed by the Rocket Companies CISO, who is responsible for the creation and execution of our information security strategy. The CISO has more than 30 years’ experience managing business risk and developing and implementing information security strategy.

Rocket Companies aligns its ISP to the National Institute of Standards Cyber Security framework. The ISP is reviewed and updated by regular risk assessments, which identify reasonable and foreseeable internal and external risks. The Company performs ongoing assessments of its ISP to measure both the sufficiency of the safeguards to control risk and the design and operating effectiveness of our security requirements and controls. We implement information security policies throughout our operations, and our enterprise risk management process considers information security risks alongside other company risks as part of our overall risk assessment process.

The Rocket Companies Vendor Risk Management Program performs initial and ongoing information security safeguards of our third-party service providers. Our Vendor Risk Management Program includes a robust due diligence process to review and affirm on an initial and periodic basis that our third-party service providers protect our information with the same rigor we require of ourselves.

As far as internal training and compliance, we spend significant time and resources to communicate the ISP to all team members via annual trainings, ongoing communications, and periodic testing of team member capabilities.

The CISO is charged with the continuous evolution of the ISP to address emerging threats and new technologies, ensuring that we can adapt to the everchanging risk environment and those who seek to compromise our information. As such, the ISP is regularly evaluated by both internal and external assessors to ensure its effectiveness by measuring its ability to prevent risk realization.

Cybersecurity Governance

Our Board oversees our ISP and cybersecurity risks, this includes receiving periodic management reports on cybersecurity and information security trends and regulatory updates, technology risks, and the implications for our business strategy.

On a periodic basis, the CISO provides reports and presentations to the board of directors, Audit Committee, and Rocket Senior Leadership, including the CEO Leadership Team. These CISO updates include recent industry developments, evolving standards, vulnerability assessments and technological trends. During 2025, the CISO updates included information regarding areas of increasing cybersecurity threats, the ongoing enhancements to our information security framework, deployment of security tools, processes to mitigate threats, and the results of a simulated cybersecurity incident tabletop exercise.

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

Item 2. Properties

We currently operate through a network of corporate offices and client support locations located throughout the United States, Canada and India, which are all leased. Our headquarters and principal executive offices are located at 1050 Woodward Avenue, Detroit, Michigan 48226. At this location, as of December 31, 2025, we lease office space totaling approximately 624,861 rentable square feet from an affiliate of Rocket Companies. The lease for our offices at 1050 Woodward Avenue expires on December 31, 2028 unless terminated earlier under certain circumstances specified in our leases. We believe that our facilities are in good operating condition and adequately meet our current needs and that additional or alternative space to support future use and expansion will be available on reasonable commercial terms.

Item 3. Legal Proceedings

For a discussion of our Legal Proceedings, refer to Note 15 Commitments and Contingencies in the notes to our audited Consolidated Financial Statements of this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our Class A Common Stock, par value $0.00001 per share, is listed on the NYSE under the ticker symbol “RKT” and began trading on August 10, 2020. There is no public market for our Class L Common Stock. Our Class L-1 common stock and our Class L-2 common stock will automatically convert into our Class A Common Stock on a share for share basis on June 30, 2026 and June 30, 2027, respectively. Holders of Class L Common Stock are entitled to one vote per share and holders of Class A Common Stock are entitled to one vote per share on matters submitted to shareholders for approval. As of February 23, 2026 there were approximately 1,602 holders of record of our Class A Common Stock and 70 holders of record of our Class L Common Stock. For Class A Common Stock, the actual number of shareholders is greater than this number of record holders and includes shareholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.

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

Performance Graph

Set forth below is a graph comparing the percentage change in the five year cumulative total shareholder return on our common stock against the cumulative total return of a broad market index composed of all issuers listed on the NYSE and our selected peer group. This graph assumes an initial investment of $100 on December 31, 2020 and reflects the cumulative total return on that investment, including the reinvestment of all dividends where applicable, through December 31, 2025. The comparisons in this graph are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

Total Shareholder Return Performance Graph
$160.00
$140.00
$120.00
$100.00
$80.00
$60.00
$40.00
$20.00
$-
December-20
December-21
December-22
December-23
December-24
December-25
NYSE Composite
Peer Group
Rocket Companies, Inc.

Our selected peer group is composed of PennyMac Financial Services Inc, Rithm Capital Corp, Anywhere Real Estate Inc., Zillow Group Inc Class C, Stewart Information Services Corp, SoFi Technologies Inc, Guild Holdings Company, Compass, Inc. loanDepot, Inc., UWM Holdings Corporation and Blend Labs, Inc. Redfin Corp and Mr. Cooper Group Inc., which were both formerly members of the peer group, were removed this year due to acquisition by Rocket Companies, Inc. Certain companies were not publicly traded companies at inception date. These companies were added and reweighed to the peer group on the most recent annual measurement subsequent to their respective IPO dates.

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

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by reference to, our Consolidated Financial Statements and the related notes and other information included elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks and uncertainties which could cause our actual results to differ materially from those anticipated in these forward-looking statements, including, but not limited to, risks and uncertainties discussed below under the heading “Special Note Regarding Forward-Looking Statements,” and in Part I and elsewhere in this Form 10-K.

All dollar amounts presented herein are in millions, except per share data and other key metrics, unless otherwise noted.

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

Objective

The following discussion provides an analysis of the Company's financial condition, cash flows and results of operations from management's perspective and should be read in conjunction with the Consolidated Financial Statements and notes thereto included in Part II, Item 8 of this Annual Report on Form 10-K. Our objective is to provide discussion of events and uncertainties known to management that are reasonably likely to cause the reported financial information not to be indicative of future operating results or of future financial condition and to also offer information that provides an understanding of our financial condition, cash flows and results of operations. This section of this Form 10-K generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. Discussions of 2023 items and year-to-year comparisons between 2024 and 2023 that are not included in this Form 10-K can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Executive Summary

We are a Detroit‑based fintech company including mortgage, real estate and personal finance businesses. We are committed to delivering industry-best client experiences through our AI-powered, vertically integrated homeownership ecosystem. Our full suite of products empowers our clients across financial wellness, personal loans, home search, mortgage finance, title and closing. We believe our widely recognized “Rocket” brand is synonymous with simple, fast and trusted digital experiences.

Recent Developments

Business Trends

In 2025, the housing and mortgage origination markets continued to show growth and recovery over 2024, with overall mortgage origination volume increasing 15% from $1.7 trillion in 2024 to $1.9 trillion in 2025. In light of a cooling labor market and despite inflation remaining above the Federal Reserve's 2% target, the FOMC cut the Federal Funds rate by 75 basis points in 2025 to a target range of 3.50%–3.75%. These adjustments, along with narrowing primary and secondary spreads, helped push the 30-year fixed-rate mortgage from 6.9% at the start of the year to 6.15% by year-end. Throughout the year, affordability showed signs of improvement as rates moderated, though they remained elevated compared to pre-pandemic levels. Home prices were generally flat. These factors, along with the cooling labor market impacting consumer sentiment, collectively weighed on refinance and purchase origination activity relative to historical levels.

Acquisitions and Up-C Collapse

On June 30, 2025, we completed the Up-C Collapse to simplify our organizational and capital structure. On July 1, 2025, we completed our all-stock acquisition of Redfin. On October 1, 2025, we completed our previously announced all-stock acquisition of Mr. Cooper. Integration efforts continue to proceed as expected. Refer to Note 1, Business, Basis of Presentation and Significant Accounting Policies and Note 2, Acquisitions to our Consolidated Financial Statements included in this Form 10-K for further details.

Year ended December 31, 2025 Summary

We originated $130.4 billion in residential mortgage loans, an increase of $29.2 billion, or 29%, compared to $101.2 billion in 2024. Our Net loss was $234 million, compared to a Net income of $636 million in 2024. We also generated $1.3 billion of Adjusted EBITDA, which was an increase of $419 million, compared to $862 million in 2024. See “Non-GAAP Financial Measures” below for more information on Adjusted EBITDA.

Non-GAAP Financial Measures

To provide investors with information in addition to our results as determined by GAAP, we disclose Adjusted revenue, Adjusted net income (loss), Adjusted diluted earnings (loss) per share and Adjusted EBITDA as non-GAAP measures which management believes provide useful information to investors. We believe that the presentation of our non-GAAP financial measures provides useful information to investors regarding our results of operations because each measure assists both investors and management in analyzing and benchmarking the performance and value of our business. Our non-GAAP financial measures are not calculated in accordance with GAAP and should not be considered as a substitute for revenue, net income (loss), or any other operating performance measure calculated in accordance with GAAP. Other companies may define their non-GAAP financial measures differently and as a result, our non-GAAP financial measures may not be directly comparable to those of other companies. Our non-GAAP financial measures provide indicators of performance that are not affected by fluctuations in certain costs or other items. Accordingly, management believes that these measurements are useful for comparing general operating performance from period to period and management relies on these measures for planning and forecasting of future periods. Additionally, these measures allow management to compare our results with those of other companies that have different financing and capital structures.

We define “Adjusted revenue” as Total revenue, net of the Change in fair value of MSRs due to valuation assumptions (net of hedges). We define “Adjusted net income (loss)” as Tax-effected net (loss) income before Share-based compensation expense, the Change in fair value of MSRs due to valuation assumptions (net of hedges), Acquisition-related expenses, Amortization of acquired intangible assets, Restructuring costs, Litigation accrual reversal, Career transition program, Other adjustments, and the tax effects of those and other adjustments as applicable. We define “Adjusted diluted earnings (loss) per share” as Adjusted net income (loss) divided by the Adjusted diluted weighted average shares outstanding which includes diluted weighted average number of Participating Common Stock outstanding for the applicable period and assumes the pro forma exchange and conversion of all outstanding Class D common stock for Class A common stock. We define “Adjusted EBITDA” as Net (loss) income before Interest and amortization expense on non-funding debt associated with our Senior Notes, Provision for (benefit from) income taxes, Depreciation and amortization, Share-based compensation expense, Change in fair value of MSRs due to valuation assumptions (net of hedges), Acquisition-related expenses, Amortization of acquired intangible assets, Restructuring costs, Litigation accrual reversal, Career transition program, and Other.

We exclude from each of our non-GAAP financial measures the Change in fair value of MSRs due to valuation assumptions (net of hedges), as this represents a non-cash non-realized adjustment to our total revenues, reflecting changes in market interest rates and assumptions, including discount rates and prepayment speeds, which are not indicative of our performance or results of operation. We also exclude the effects of gains or losses on sales of MSRs during the period and the effects of contractual prepayment protection associated with sales or purchases of MSRs. Adjusted EBITDA includes Interest expense on funding facilities, which are recorded as a component of Interest income, net, as these expenses are a direct cost driven by loan origination volume. By contrast, Interest and amortization expense on non-funding debt associated with our Senior Notes is a function of our capital structure and is therefore excluded from Adjusted EBITDA.

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

(c)    although Depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced or require improvements in the future and Adjusted net income (loss) and Adjusted EBITDA do not reflect any cash requirement for such replacements or improvements; and

(d)    they are not adjusted for all non-cash income or expense items that are reflected in our Consolidated Statements of Cash Flows.

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

Reconciliation of Adjusted revenue to Total revenue, net

	Years Ended December 31,
($ in millions)	2025	2024	2023
Total revenue, net	$6,695	$5,101	$3,799
Change in fair value of MSRs due to valuation assumptions (net of hedges) (1)	164	(199)	(29)
Adjusted revenue	$6,859	$4,902	$3,770
(1)    Reflects changes in market interest rates and assumptions, including discount rates and prepayment speeds, gains or losses on sales of MSRs during the period and the effects of contractual prepayment protection associated with sales or purchases of MSRs.

Reconciliation of Adjusted net income (loss) to Net (loss) income attributable to Rocket Companies

	Year Ended December 31,
($ in millions)	2025	2024	2023
Net (loss) income attributable to Rocket Companies	$(68)	$29	$(16)
Net (loss) income impact from pro forma conversion of Class D common shares to Class A common shares (1)	(166)	608	(373)
Adjustment to the benefit from (provision for) income tax (2)	73	(131)	85
Tax-effected net (loss) income (2)	$(161)	$506	$(304)
Share-based compensation expense (3)(4)	341	145	177
Change in fair value of MSRs due to valuation assumptions (net of hedges) (5)	164	(199)	(29)
Acquisition-related expenses (6)	333	—	—
Amortization of acquired intangible assets (7)	174	—	—
Restructuring costs (8)	18	—	—
Litigation accrual reversal (9)	—	(15)	—
Career transition program (10)	—	—	51
Other adjustments (11)	18	—	11
Tax impact of adjustments (12)	(259)	19	(50)
Adjusted net income (loss)	$628	$456	$(144)
(1)    Reflects net (loss) income to Class A common stock from a weighted average, based on the period prior to the Up-C Collapse, pro forma exchange and conversion of corresponding shares of our Class D common shares held by non-controlling interest holders during the years ended December 31, 2025, 2024 and 2023.

(2)    Rocket Companies is subject to U.S. Federal income taxes, in addition to state, local and foreign taxes with respect to its allocable share of any net taxable income or loss of Holdings. The Adjustment to the benefit from (provision for) income tax reflects the difference between (a) the income tax computed using the effective tax rates below applied to the Net (loss) income before income taxes assuming Rocket Companies, Inc. owns 100% of the Holdings LP Units for the year ended December 31, 2025 and Holdings LLC Units, for the years ended December 31, 2024 and 2023 and (b) the Provision for (benefit from) income taxes.

	Year Ended December 31,
($ in millions)	2025	2024	2023
Net (loss) income attributable to Rocket Companies	$(68)	$29	$(16)
Net (loss) income impact from pro forma conversion of Class D common shares to Class A common shares	(166)	608	(373)
Provision for (benefit from) income taxes	20	32	(13)
Adjusted (loss) income before income taxes	(214)	669	(402)
Effective income tax rate for adjusted net (loss) income	24.70%	24.32%	24.40%
Adjusted (benefit from) provision for income taxes	(53)	163	(98)
Provision for (benefit from) income taxes	20	32	(13)
Adjustment to the benefit from (provision for) income tax	$73	$(131)	$85

	December 31,
	2025	2024	2023
Statutory U.S. Federal Income Tax Rate	21.00%	21.00%	21.00%
Foreign taxes	0.01	0.01	0.01
State and local income taxes (net of federal benefit)	3.69	3.31	3.39
Effective income tax rate for adjusted net (loss) income	24.70%	24.32%	24.40%
(3)    The year ended December 31, 2025 amounts exclude the impact of acquisition-related expenses.

(4)    The year ended December 31, 2023 amounts exclude the impact of the career transition program.

(5)    Reflects changes in market interest rates and assumptions, including discount rates and prepayment speeds, gains or losses on sales of MSRs during the period and the effects of contractual prepayment protection associated with sales or purchases of MSRs.

(6)    Primarily consists of transaction costs associated with the Redfin Acquisition and the Mr. Cooper Acquisition and Up-C Collapse, such as professional service fees (including integration costs), debt financing fees related to the Bridge Facility, and severance expense (including accelerated share-based compensation).

(7)    Reflects amortization of intangible assets related to the Acquisitions.

(8)    Consists of one-time restructuring costs associated with exiting non-core operations.

(9)    Reflects litigation accrual reversal related to a specific legal matter recorded as an adjustment in 2021.

(10)    Reflects net expenses associated with compensation packages, healthcare coverage, career transition services and accelerated vesting of certain equity awards.

(11)    Other adjustments consist of the following:

	Year Ended December 31,
($ in millions)	2025	2024	2023
Tax benefits due to the amortization of intangible assets and other tax attributes resulting from the historical purchase of Holdings Units, net of payment obligations under Tax Receivable Agreement	$4	$4	$4
Change in equity investments	5	—	—
Change in Tax receivable agreement liability	9	(4)	7
Total Other Adjustments	$18	$—	$11

(12)    Tax impact of adjustments gives effect to the income tax related to Share-based compensation expense, Change in fair value of MSRs due to valuation assumptions (net of hedges), Acquisition-related expenses, Amortization of acquired intangible assets, Restructuring costs, Litigation accrual reversal, Career transition program and Other adjustments at the effective tax rates for each period.

Reconciliation of Adjusted diluted weighted average shares outstanding to Diluted weighted average Participating Common Stock outstanding

	Year Ended December 31,
($ in millions, except per share)	2025	2024	2023
Diluted weighted average Participating Common Stock outstanding	1,322,362,708	141,037,083	1,980,523,690
Assumed pro forma conversion of Class D shares (1)	911,776,183	1,848,879,483	—
Adjusted diluted weighted average shares outstanding	2,234,138,891	1,989,916,566	1,980,523,690

Adjusted net income (loss)	$628	$456	$(144)
Adjusted diluted earnings (loss) per share	$0.28	$0.23	$(0.07)
(1)    Reflects the pro forma exchange and conversion of non-dilutive Class D common stock to Class A common stock. For the year ended December 31, 2023, Class D common shares were dilutive and are included in the dilutive weighted average Participating Common Stock outstanding in the table above.

Reconciliation of Adjusted EBITDA to Net (loss) income

	Year Ended December 31,
($ in millions)	2025	2024	2023
Net (loss) income	$(234)	$636	$(390)
Interest and amortization expense on non-funding debt (1)	335	154	153
Provision for (benefit from) income taxes	20	32	(13)
Depreciation and amortization (2)	116	113	110
Share-based compensation expense (3)(4)	341	145	177
Change in fair value of MSRs due to valuation assumptions (net of hedges) (5)	164	(199)	(29)
Acquisition-related expenses (6)	333	—	—
Amortization of acquired intangible assets (7)	174	—	—
Restructuring costs (8)	18	—	—
Litigation accrual reversal (9)	—	(15)	—
Career transition program (10)	—	—	51
Other (11)	14	(4)	7
Adjusted EBITDA	$1,281	$862	$66
(1)    Includes interest and amortization expense related to our Senior Notes. Debt financing fees related to the Bridge Facility are a nonrecurring acquisition-related expense impacting the year ended December 31, 2025, and therefore excluded from Interest and amortization expense on non-funding debt, and included as Acquisition-related expenses.

(2)    The year ended December 31, 2025 amounts exclude the impact of amortization of acquired intangible assets.

(3)    The year ended December 31, 2025 amounts exclude the impact of Share-based compensation expense related to Acquisition-related expenses of Redfin and Mr. Cooper.

(4)    The year ended December 31, 2023 amounts exclude the impact of the career transition program.

(5)    Reflects changes in market interest rates and assumptions, including discount rates and prepayment speeds, gains or losses on sales of MSRs during the period and the effects of contractual prepayment protection associated with sales or purchases of MSRs.

(6)    Primarily consists of transaction costs associated with the Acquisitions and Up-C Collapse, such as professional service fees (including integration costs), debt financing fees related to the Bridge Facility, and severance expense (including accelerated share-based compensation).

(7)    Reflects amortization of intangible assets related to the Acquisitions.

(8)    Consists of one-time restructuring costs associated with exiting non-core operations.

(9)    Reflects legal accrual reversal related to a specific legal matter recorded as an adjustment in 2021.

(10)    Reflects net expenses associated with compensation packages, healthcare coverage, career transition services and accelerated vesting of certain equity awards.

(11)    Other consist of the following:

	Year Ended December 31,
($ in millions)	2025	2024	2023
Change in equity investments	$5	$—	$—
Change in Tax receivable agreement liability	9	(4)	7
Total Other Adjustments	$14	$(4)	$7

Key Performance Indicators

We monitor a number of key performance indicators to evaluate the performance of our business operations. Our mortgage loan production key performance indicators enable us to monitor our ability to generate gain on sale revenue as well as understand how our performance compares to the total mortgage origination market. Our servicing portfolio key performance indicators enable us to monitor the overall size of our servicing portfolio of business, the related value of our MSRs and the health of the business as measured by the average MSR delinquency rate. Other key performance indicators for other Rocket Companies subsidiaries, not including mortgage loan production or servicing, allow us to monitor both revenues and unit sales generated by these businesses.

The following summarizes key performance indicators of the business:

	Year Ended December 31,
(Units in thousands, $ in millions)	2025	2024	2023
Mortgage Metrics
Loan Production Data
Closed loan origination volume	$130,352	$101,152	$78,712
Direct to Consumer origination volume	$71,921	$54,761	$43,763
Partner Network origination volume	$58,431	$46,391	$34,949
Gain on sale margin (1)	2.83%	2.95%	2.63%
Refinance market share (2)	12.1%	12.1%	12.1%
Purchase market share (2)	4.3%	4.0%	3.7%
Servicing Portfolio Data
Total serviced UPB (includes subserviced)	$2,121,883	$593,261	$509,105
MSRs UPB of loans serviced	$1,290,325	$525,518	$468,238
UPB of loans subserviced and temporarily serviced	$831,558	$67,743	$40,867
Total loans serviced (includes subserviced)	9,460	2,766	2,457
Number of MSRs loans serviced	6,585	2,589	2,357
Number of loans subserviced and temporarily serviced	2,875	177	100
MSR fair value multiple (3)	5.19	5.13	4.94
Total serviced MSR delinquency rate (60+)	1.50%	1.54%	1.23%
Net client retention rate (4)	97%	97%	97%
Select Other Rocket Companies
Rocket Close closings	294	225	162
Rocket Money paying subscribers, at period end	4,583	4,117	3,017
Rocket Loans closed units	82	43	39
(1)    Gain on sale margin is calculated by dividing Gain on sale of loans, net by the net rate lock volume for the period. A detailed description of the components of Gain on sale of loans, net can be found below in Description of Certain Components of Financial Data. For purposes of calculating this metric, gain on sale revenue includes all those components, but excludes revenues from Rocket Loans, changes in the investor reserve, and fair value adjustments on repurchased loans held on our balance sheet, such as early buyouts.

(2)    2025 market share information is based on Fannie Mae mortgage volume market share estimates as of January 2026.

(3)    MSR fair market value multiple is a metric used to determine the relative value of the MSR asset in relation to the annualized retained servicing fee, which is the cash that the holder of the MSR asset would receive from the portfolio as of such date. It is calculated as the quotient of (a) the MSR fair market value as of a specified date divided by (b) the weighted average annualized retained servicing fee for our MSR portfolio as of such date. The weighted average annualized retained servicing fee for our MSR portfolio was 0.29%, 0.28% and 0.28% for the years ended December 31, 2025, 2024 and 2023, respectively. The vast majority of our portfolio consists of originated MSRs and consequently, the impact of purchased MSRs does not have a material impact on our weighted average retained service fee.

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

Gain on sale of loans, net

Gain on sale of loans, net includes all components related to the origination and sale of mortgage loans, including (1) net gain on sale of loans, which represents the premium we receive in excess of the loan principal amount and certain fees charged by investors upon sale of loans into the secondary market, (2) loan origination fees (credits), points and certain costs, (3) provision for or benefit from investor reserves, (4) unrealized change in fair value of the Pipeline, (5) realized and unrealized change in fair value of derivative financial instruments economically hedging the Pipeline, and (6) Fair value of originated MSRs.

An estimate of the Gain on sale of loans, net is recognized at the time an IRLC is issued, net of an estimated pull-through factor. The pull-through factor is a key assumption and estimates the loan funding probability, as not all loans that reach IRLC status will result in a closed loan. Subsequent changes in the fair value of IRLCs and MLHFS are recognized in current period earnings. When the mortgage loan is sold into the secondary market (i.e., funded), any difference between the proceeds received and the current fair value of the loan is recognized in current period earnings in gain on sale of loans.

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

Our Pipeline hedges protect against the risk of adverse interest rate movements that could impact the fair value of IRLCs and MLHFS. We primarily use forward loan sale commitments to hedge our interest rate risk exposure. Unrealized changes in fair value of our Pipeline hedges, or realized hedging gains and losses, are included in Gain on sale of loans, net.

Included in Gain on sale of loans, net is the capitalization of originated MSRs at fair value upon sale of loans on a servicing-retained basis. MSR assets are created at the time MLHFS are securitized and sold to investors for cash, while the Company retains the right to service the loan.

Loan servicing income, net

Loan servicing income, net includes Servicing fee income and Change in fair value of MSRs, net. Servicing fee income includes contractual servicing fees, late charges, prepayment penalties and other ancillary fees, and such fees are recorded as income as earned upon collection of payments from borrowers. The Company also acts as a sub-servicer for certain parties that own the underlying servicing rights for loans and receives sub-servicing fees, which are generally a stated monthly fee per loan that varies based upon loan type and loan status. Sub-servicing fees are accrued in the period that services are performed. The Change in fair value of MSRs, net primarily includes the realization of expected cash flows and/or changes in valuation inputs and estimates, which are recognized in current period earnings.

We regularly perform a comprehensive analysis of the MSR portfolio in order to identify and sell certain MSRs that do not align with our strategy for retaining MSRs. To economically hedge against interest rate exposure and resulting fluctuations in the MSR asset value, we enter into certain derivative financial instruments, primarily forward LPCs. Unrealized and realized changes in fair value of such derivative instruments are recorded as a component of Change in fair value of MSRs, net.

Interest income, net

Interest income, net is interest earned on mortgage loans held for sale net of the interest expense paid on our loan funding facilities.

Other income

Other income includes revenues generated from Deposit income related to revenue earned on deposits, including custodial deposits, Rocket Close (title, closing and appraisal fees), Rocket Money (subscription revenue and other service-based fees), Real estate services revenue (commission-based brokerage revenue and real estate network referral fees) and Rocket Loans (personal loan interest earned and other income) and Other (additional subsidiary and miscellaneous revenue).

Components of operating expenses

Our operating expenses as presented in the statements of operations data include Salaries, commissions and team member benefits, General and administrative expenses, Marketing and advertising expenses, Depreciation and amortization, Interest and amortization expense on non-funding debt and Other expenses.

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

Depreciation and amortization

Depreciation and amortization expense on property and equipment and intangible assets.

Interest and amortization expense on non-funding debt

Interest and amortization expense on non-funding debt includes interest and amortization expense related to our Senior Notes, MSR and advance facilities and excess spread financing.

Other expenses

Other expenses primarily consist of mortgage servicing related expenses and expenses generated from Rocket Close (title and settlement services).

Income taxes

Our income tax expense, deferred tax assets and liabilities and reserves for unrecognized tax benefits reflect management’s best assessment of estimated current and future taxes to be paid. We are subject to income taxes predominantly in the United States and Canada. These tax laws are often complex and may be subject to different interpretations. To determine the financial statement impact of accounting for income taxes, the Company must make assumptions and judgments about how to interpret and apply these complex tax laws to numerous transactions and business events, as well as make judgments regarding the timing of when certain items may affect taxable income in the United States and Canada.

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

Tax Receivable Agreement

We are party to a Tax Receivable Agreement, dated as of August 5, 2020, with RHI and Mr. Gilbert that provides for the payment by us to RHI and Mr. Gilbert (or their transferees of Holdings LLC Units of Holdings LLC or other assignees) of 90% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize (computed using simplifying assumptions to address the impact of state and local taxes) as a result of: (i) certain increases in our allocable share of the tax basis in Holdings LLC’s assets resulting from (a) the purchases of Holdings LLC Units (along with the corresponding shares of Class D common stock or Class C common stock) from RHI and Mr. Gilbert (or their transferees of Holdings LLC Units or other assignees) using the net proceeds from our IPO or in any future offering (subject to the terms of the Tax Receivable Agreement Amendment (as defined above)), (b) exchanges by RHI and Mr. Gilbert (or their transferees of Holdings LLC Units or other assignees) of Holdings LLC Units (along with the corresponding shares of Class D common stock or Class C common stock) for cash or shares of Class B common stock or Class A common stock, as applicable (subject to the terms of the Tax Receivable Agreement Amendment), or (c) payments under the Tax Receivable Agreement; (ii) tax benefits related to imputed interest deemed arising as a result of payments made under the Tax Receivable Agreement; and (iii) disproportionate allocations (if any) of tax benefits to Holdings LLC as a result of section 704(c) of the Code, as amended, that relate to the reorganization transactions undertaken at the time of our IPO. The Tax Receivable Agreement makes certain simplifying assumptions regarding the determination of the cash savings that we realize or are deemed to realize from the covered tax attributes, which may result in payments pursuant to the Tax Receivable Agreement in excess of those that would result if such assumptions were not made.

As part of RHI’s internal reorganization, RHI contributed its rights to receive payments under the Tax Receivable Agreement in respect of RHI’s prior exchanges to RHI II, and RHI II completed a joinder to become a party to the Tax Receivable Agreement. As part of the Up-C Collapse, (i) Mr. Gilbert exchanged all of his Holdings LP Units and Class D common stock in exchange for shares of Class L common stock and (ii) Tax Receivable Agreement was amended to provide that the terms of the Tax Receivable Agreement will not apply to any exchanges, including, for the avoidance of doubt, any fully paid and nonassessable Holdings LP Units exchanged as part of the Up-C Collapse (such as those exchanged by Mr. Gilbert), that occur, or are deemed to occur, on or following March 9, 2025.

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

Intangible Assets

Definite-lived intangible assets primarily consist of trade names, customer relationships and technology acquired through business combinations and are recorded at their estimated fair value at the date of acquisition. These assets are amortized on a straight-line basis over their estimated useful lives and are tested for impairment only if events or circumstances indicate that the assets might be impaired.

Indefinite-lived intangible assets consist of licenses to perform title insurance services acquired through business combinations and are recorded at their estimated fair value at the date of acquisition. The Company tests indefinite-lived intangible assets consistent with the policy described below for goodwill.

Goodwill

Goodwill is the excess of the purchase price over the estimated fair value of identifiable net assets acquired in business combinations. The Company tests goodwill for impairment annually in the fourth quarter, or more frequently when indications of potential impairment exist. The Company monitors the existence of potential impairment indicators throughout the fiscal year. Goodwill impairment testing is performed at the reporting unit level. The Company may elect to perform either a qualitative test or a quantitative test to determine if it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value. Fair value reflects the price a market participant would be willing to pay in a potential sale of the reporting unit. If the estimated fair value exceeds carrying value, then we conclude that no goodwill impairment has occurred. If the carrying value of the reporting unit exceeds its estimated fair value, the Company recognizes an impairment loss in an amount equal to the excess, not to exceed the amount of goodwill allocated to the reporting unit. Refer to Note 10, Goodwill and Intangible Assets, for further information on the goodwill attributable to the Company’s acquisitions.

Share-based compensation

Share-based compensation is composed of both equity and liability awards and is measured and expensed accordingly under ASC 718, Compensation—Stock Compensation. As indicated above, share-based compensation expense is included as part of Salaries, commissions and team member benefits.

Non-controlling interests

As a result of the Up-C Collapse, Rocket Limited Partnership no longer has any non-controlling interests. Refer to Note 1, Business, Basis of Presentation and Significant Accounting Policies and Note 18, Non-controlling Interest for more information on non-controlling interests.

Results of Operations for the years ended December 31, 2025, 2024 and 2023

Summary of Operations

Condensed Statement of Operations Data	Year Ended December 31,
($ in millions)	2025	2024	2023
Revenue
Gain on sale of loans, net	$3,807	$3,013	$2,066
Servicing fee income	2,317	1,462	1,402
Change in fair value of MSRs, net	(1,530)	(579)	(701)
Interest income, net	125	98	121
Other income	1,976	1,107	911
Total revenue, net	6,695	5,101	3,799
Expenses
Salaries, commissions and team member benefits	3,307	2,261	2,257
General and administrative expenses	1,439	893	803
Marketing and advertising expenses	1,088	824	737
Depreciation and amortization	290	113	110
Interest and amortization expense on non-funding debt	438	154	153
Other expenses	347	188	142
Total expenses	6,909	4,433	4,202
(Loss) income before income taxes	$(214)	$668	$(403)
(Provision for) benefit from income taxes	(20)	(32)	13
Net (loss) income	(234)	636	(390)
Net loss (income) attributable to non-controlling interest	166	(607)	374
Net (loss) income attributable to Rocket Companies	$(68)	$29	$(16)
Gain on sale of loans, net

The components of Gain on sale of loans, net for the years presented were as follows:

	Year Ended December 31,
($ in millions)	2025	2024	2023
Net gain on sale of loans (1)	$2,067	$1,504	$684
Fair value of originated MSRs	1,721	1,330	1,092
Provision for investor reserves	(11)	(36)	(112)
Unrealized change in fair value of the Pipeline	379	(27)	225
Realized and unrealized change in fair value of Pipeline hedges	(349)	242	177
Gain on sale of loans, net	$3,807	$3,013	$2,066
(1)    Net gain on sale of loans represents the premium we receive in excess of the loan principal amount and certain fees charged by investors upon sale of loans into the secondary market, plus net origination fees.

The table below provides details of the characteristics of our mortgage loan production for the years presented:

	Year Ended December 31,
($ in millions)	2025	2024	2023
Closed loan origination volume by type
Conventional Conforming	$75,555	$60,467	$48,007
FHA/VA	33,403	28,002	24,036
Non Agency	21,394	12,683	6,669
Total mortgage closed loan origination volume	$130,352	$101,152	$78,712
Portfolio metrics:
Average loan amount (1)	$285	$277	$270
Weighted average loan-to-value ratio	72.36%	73.16%	74.86%
Weighted average credit score	741	737	733
Weighted average loan rate	6.52%	6.62%	6.62%
Percentage of loans sold:
To GSEs and government	81.94%	84.77%	91.38%
To other counterparties	18.06%	15.23%	8.62%
Servicing-retained	91.62%	92.74%	94.86%
Servicing-released	8.38%	7.26%	5.14%
Net rate lock volume (2)	$132,005	$100,825	$78,649
Gain on sale margin (3)	2.83%	2.95%	2.63%
(1)    Average loan amount is presented in thousands.

(2)    Net rate lock volume includes the UPB of loans subject to IRLCs, net of the pull-through factor as described in the     “Description of Certain Components of Financial Data” section above.

(3)    Gain on sale margin is calculated by dividing Gain on sale of loans, net by the net rate lock volume for the period. A detailed description of the components of Gain on sale of loans, net can be found below in Description of Certain Components of Financial Data. For purposes of calculating this metric, gain on sale revenue includes all those components, but excludes revenues from Rocket Loans, changes to the investor reserve, and fair value adjustments on repurchased loans held on our balance sheet, such as early buyouts.

Overview of the Gain on sale of loans, net table

At the time an IRLC is issued, an estimate of the Gain on sale of loans, net is recognized in the Unrealized change in fair value of the Pipeline component in the table above. Subsequent changes in the fair value of IRLCs and MLHFS are recognized in this same component as the loan progresses through closing, which is when the IRLC moves to a MLHFS (and remains here until sold into the secondary market). The goal of our Pipeline hedge strategy is to mitigate the impact of interest rate changes from the point of the IRLC through the sale of the loan. The Unrealized change in fair value of IRLCs and MLHFS each period is dependent on several factors, including mortgage origination volume, duration of the Pipeline, and movement of interest rates during that period as compared to the immediately preceding period. Loans originated during an increasing rate environment generally decrease in value and loans originated during a decreasing rate environment generally increase in value. When the mortgage loan is sold into the secondary market, any difference between the proceeds received and the current fair value of the loan is recognized as a realized gain on sale and moves from the Unrealized change in fair value of the Pipeline component, to the Net gain (loss) on sale of loans component in the table above. The component Realized and unrealized change in fair value related to the Pipeline hedges is intended to economically hedge (or offset) the various fair value adjustments that impact the Unrealized change in fair value of the Pipeline and the Net gain (loss) on sale of loans components. As a result, these three components should be evaluated in combination when evaluating Gain on sale of loans, net, as the sum of these components are primarily driven by net rate lock volume. Furthermore, at the point of sale of the loan, the Fair value of originated MSRs and the Provision for investor reserves are recognized each in their respective components shown above.

Year ended December 31, 2025 summary

Gain on sale of loans, net was $3.8 billion, an increase of $794 million, or 26%, compared to $3.0 billion in 2024.

Net gain on sale of loans, Unrealized change in fair value of the Pipeline, and Realized and unrealized change in fair value of Pipeline hedges was $2.1 billion, an increase of $378 million, or 22%, compared to $1.7 billion in 2024. The change was primarily driven by a 31% increase in net rate lock volume due to higher mortgage demand in 2025, partially offset by a 4% decrease in gain on sale margin.

The Fair value of originated MSRs was $1.7 billion, an increase of $391 million or 29%, compared to $1.3 billion in 2024, driven by a 29% increase in sold loan volume.

Excluding acquisition-related investor reserves assumed during 2025, the liability balance was relatively flat in the current and prior period. The $25 million reduction in Provision for investor reserves expense was primarily due to a decrease in losses on repurchased loans in the current period as compared to 2024.

Loan servicing income, net

For the years presented, Loan servicing income, net consisted of the following:

	Year Ended December 31,
($ in millions)	2025	2024	2023
Retained servicing fee	$2,089	$1,401	$1,351
Subservicing income	123	8	9
Ancillary income	105	53	42
Servicing fee income	2,317	1,462	1,402
Change in valuation model inputs or assumptions	(307)	208	38
Change in fair value of MSR hedge	143	(9)	(9)
Collection/realization of cash flows	(1,366)	(778)	(730)
Change in fair value of MSRs, net	(1,530)	(579)	(701)
Loan servicing income, net	$787	$883	$701

	December 31,
($ in millions, units in thousands)	2025	2024	2023
MSR UPB of loans serviced	$1,290,325	$525,518	$468,238
Number of MSR loans serviced	6,585	2,589	2,357
UPB of loans subserviced and temporarily serviced	$831,558	$67,743	$40,867
Number of loans subserviced and temporarily serviced	2,875	177	100
Total serviced UPB	$2,121,883	$593,261	$509,105
Total loans serviced	9,460	2,766	2,457
Average loan amount (1)	$224	$215	$207
MSR fair value	$19,442	$7,633	$6,440
Total serviced delinquency count (60+) as % of total	1.50%	1.54%	1.23%
Retained servicing metrics:
Weighted average credit score	726	733	733
Weighted average LTV	75.87%	71.85%	71.40%
Weighted average loan rate	4.51%	4.28%	3.74%
Weighted average service fee	0.29%	0.28%	0.28%
(1)    Average loan amount is presented in thousands.

Loan servicing income, net was $787 million, a decrease of $96 million, or 11%, compared to $883 million in 2024, primarily due to the $951 million decrease in Change in fair value of MSRs, net, partially offset by the $855 million increase in Servicing fee income.

The $951 million decrease in Change in fair value of MSRs, net was primarily driven by the Change in valuation model inputs or assumptions, as well as Collection/realization of cash flows. In 2025, the Change in valuation model inputs or assumptions was a $307 million decrease, driven by a decline in interest rates year over year, compared to an increase of $208 million in 2024, which was driven by an increase in interest rates during that period. Collection/realization of cash flows was impacted by the larger average servicing portfolio in 2025.

Servicing fee income increased $855 million due to the larger average servicing portfolio in 2025.

Interest income, net

The components of Interest income, net for the years presented were as follows:

	Year Ended December 31,
($ in millions)	2025	2024	2023
Interest income	$501	$413	$327
Interest expense on funding facilities	(376)	(315)	(206)
Interest income, net	$125	$98	$121
Interest income, net was $125 million, an increase of $27 million, or 28%, compared to $98 million in 2024. The change was primarily driven by 29% higher mortgage loan origination volume.

Other income

The components of Other income for the years presented were as follows:

	Year Ended December 31,
($ in millions)	2025	2024	2023
Deposit income	$616	$404	$373
Real estate services revenue	404	54	50
Rocket Close revenue (1)	391	297	244
Rocket Money revenue	390	297	199
Rocket Loans revenue	49	26	19
Other (2)	126	29	26
Total Other income	$1,976	$1,107	$911
(1)    Includes all title and settlement services.

(2)     Other consists of additional subsidiary and miscellaneous revenue.

Other income was $2.0 billion, an increase of $869 million, or 79%, as compared to $1.1 billion in 2024. The increase was driven by increases in Real estate services revenue, Deposit income, Rocket Close revenue, and Rocket Money revenue. Real estate services revenue increased $350 million, primarily due to an increase in real estate transactions associated with Redfin. Deposit income increased $212 million primarily due to the increase in custodial deposits associated with our larger average servicing portfolio in 2025. Rocket Close revenue increased $94 million associated with higher closing volume in 2025. Rocket Money increased $93 million, primarily due to growth in paying subscribers.

Expenses

Expenses for the years presented were as follows:

	Year Ended December 31,
($ in millions)	2025	2024	2023
Salaries, commissions and team member benefits	$3,307	$2,261	$2,257
General and administrative expenses	1,439	893	803
Marketing and advertising expenses	1,088	824	737
Depreciation and amortization	290	113	110
Interest and amortization expense on non-funding debt	438	154	153
Other expenses	347	188	142
Total expenses	$6,909	$4,433	$4,202
Total expenses were $6.9 billion, an increase of $2.5 billion, or 56%, compared to $4.4 billion in 2024. Salaries, commissions and team member benefits were $3.3 billion, an increase of $1.0 billion, or 46%, compared to $2.3 billion in 2024, primarily due to increased variable compensation driven by higher origination volume, as well as expenses associated with additional team members from the Acquisitions. General and administrative expenses were $1.4 billion, an increase of $546 million, or 61%, compared to $893 million in 2024, primarily driven by acquisition-related expenses, as well as an increase in variable costs associated with an increase in origination volume. Marketing and advertising expenses were $1.1 billion, an increase of $264 million, or 32%, compared to $824 million in 2024 primarily driven by the launch of our unified Rocket brand restage, as well as an increase in performance marketing associated with higher origination volume. Interest and amortization expense on non-funding debt was $438 million, an increase of $284 million, or 184%, compared to $154 million in 2024, primarily driven by interest and amortization associated with newly issued and assumed senior notes in 2025.

Summary results by segment for the years ended December 31, 2025, 2024 and 2023

Our operations are organized by distinct marketing channels which promote client acquisition and are categorized under two reportable segments: Direct to Consumer and Partner Network. In the Direct to Consumer segment, clients have the ability to interact with Rocket Mortgage digitally and/or with our mortgage bankers. We market to potential clients in this segment through various brand campaigns and performance marketing channels. The Direct to Consumer segment generates revenue from originating, closing, selling and servicing predominantly agency-conforming loans, which are pooled and sold to the secondary market. This segment also produces revenue by providing title and settlement services and appraisal management to these clients as part of our end-to-end mortgage origination experience. Servicing and subservicing activities are fully allocated to the Direct to Consumer segment as they are viewed as an extension of the client experience with the primary objective to establish and maintain positive, regular touchpoints with our clients, which positions us to have high retention and recapture the clients’ next refinance, purchase and personal loan transactions.

We provide industry-leading client service and leverage our widely recognized brand to strengthen our wholesale relationships, through Rocket Pro, as well as enterprise partnerships, and correspondent relationships, driving growth in our Partner Network segment. Rocket Pro works exclusively with mortgage brokers, community banks and credit unions, enabling them to maintain their own brand and client relationships while leveraging Rocket Mortgage's expertise, technology and award-winning process. Our enterprise partnerships include financial institutions and well-known consumer-focused companies that value our award-winning client experience and offer their clients mortgage solutions through our trusted brand. These organizations connect their clients directly to us through marketing channels and referrals. Through correspondent relationships, we acquire mortgage loans from third-party mortgage originators and financial institutions, leveraging Rocket’s underwriting, fulfillment and secondary market capabilities.

Since the respective acquisition dates, the operations acquired from Mr. Cooper and Redfin have been managed within our existing reportable segment structure.

We measure the performance of the segments primarily on a Contribution margin basis. Contribution margin is intended to measure the direct profitability of each segment and is calculated as Adjusted revenue less Directly attributable expenses. Adjusted revenue is a non-GAAP financial measure described above. Directly attributable expenses include Salaries, commissions and team member benefits, General and administrative expenses, Marketing and advertising expenses, Interest and amortization expense on non-funding debt and Other expenses, such as mortgage servicing related expenses and expenses generated from Rocket Close (title and settlement services). For segments, we measure gain on sale margin of sold loans and refer to this metric as ‘sold loan gain on sale margin.’ A loan is considered sold when it is sold to investors on the secondary market. Sold loan gain on sale margin reflects the gain on sale revenue of loans sold into the secondary market divided by the sold loan volume for the period. By contrast, ‘gain on sale margin’, which we reference outside of the segment discussion, measures the gain on sale revenue, net divided by net rate lock volume for the period. See below for our overview and discussion of segment results for the years ended December 31, 2025, 2024 and 2023. For additional discussion, see Note 17, Segments to the Consolidated Financial Statements of this Form 10-K.

Direct to Consumer Results

	Year Ended December 31,
($ in millions)	2025	2024	2023
Sold Loan Volume	$68,465	$52,616	$43,598
Sold Loan Gain on Sale Margin	4.18%	4.14%	3.86%
Revenue
Gain on sale of loans, net	$3,130	$2,363	$1,660
Interest income	300	224	182
Interest expense on funding facilities	(231)	(171)	(114)
Servicing fee income	2,309	1,456	1,397
Changes in fair value of MSRs	(1,530)	(579)	(701)
Other income	813	599	565
Total revenue, net	$4,791	$3,892	$2,989
Change in fair value of MSRs due to valuation assumptions (net of hedges)	164	(199)	(29)
Adjusted revenue	$4,955	$3,693	$2,960
Expenses
Salaries, commissions and team member benefits	1,329	1,065	1,014
General and administrative expenses	427	279	189
Marketing and advertising expenses	790	653	602
Interest and amortization expense on non-funding debt	65	—	—
Other expenses	251	146	119
Less: Directly attributable expenses	2,862	2,143	1,924
Contribution margin	$2,093	$1,550	$1,036
Direct to Consumer Adjusted revenue was $5.0 billion, an increase of $1.3 billion, or 34%, compared to $3.7 billion in 2024, primarily driven by higher Gain on sale of loans, net, and Servicing fee income. Gain on sale of loans, net increased $767 million, driven by an increase in net rate lock volume due to higher mortgage demand in 2025. Servicing fee income increased $853 million due to growth in the servicing portfolio, primarily resulting from the acquisition of Mr. Cooper. These increases were partially offset by Changes in fair value of MSRs, specifically the Collection/realization of cash flows, which were impacted by the larger average servicing portfolio in 2025.

Direct to Consumer Directly attributable expenses was $2.9 billion, an increase of $719 million, or 34%, compared to $2.1 billion in 2024, primarily driven by an increase in variable compensation and other variable costs associated with higher origination volume. The acquisition of Mr. Cooper and expenses associated with additional team members contributed to the increase in Salaries, commissions and team member benefits. Marketing and advertising expenses were higher in 2025 due to the launch of our unified Rocket brand restage, as well as an increase in performance marketing associated with higher origination volume.

Direct to Consumer Contribution margin was $2.1 billion, an increase of $543 million, or 35%, compared to $1.6 billion in 2024. The increase in Contribution margin was driven by an increase in Adjusted revenue, partially offset by Directly attributable expenses as described above.

Partner Network Results

	Year Ended December 31,
($ in millions)	2025	2024	2023
Sold loan volume	$57,149	$45,094	$34,893
Sold loan gain on sale margin	1.08%	1.47%	1.05%
Revenue
Gain on sale of loans, net	585	605	371
Interest income	200	189	145
Interest expense on funding facilities	(144)	(144)	(92)
Other income	27	20	15
Total revenue, net	$668	$670	$439
Change in fair value of MSRs due to valuation assumptions (net of hedges)	—	—	—
Adjusted revenue	$668	$670	$439
Expenses
Salaries, commissions and team member benefits	234	197	201
General and administrative expenses	27	25	21
Marketing and advertising expenses	10	9	10
Interest and amortization expense on non-funding debt	—	—	—
Other expenses	11	9	8
Less: Directly attributable expenses	282	240	240
Total Contribution margin	$386	$430	$199
Partner Network Adjusted revenue was $668 million, relatively flat compared to 2024, driven by higher net rate lock volume offset by lower gain on sale margin.

Partner Network Directly attributable expenses were $282 million, an increase of $42 million, or 18%, as compared to $240 million in 2024. Directly attributable expenses increased in 2025 primarily due to increased variable compensation driven by higher origination volume, as well as expenses associated with additional team members from the acquisition of Mr. Cooper.

Partner Network Contribution margin was $386 million, a decrease of $44 million, or 10%, compared to $430 million in 2024. The decrease in Contribution margin was due to certain Directly attributable expenses, as described above.

Liquidity and Capital Resources

Historically, our primary sources of liquidity have included:

•    cash flow from our operations, including:

•    sale of whole loans into the secondary market;

•    sale of MSRs and excess servicing cash flows into the secondary market;

•    loan origination fees;

•    servicing fee income;

•    interest income on loans held for sale; and

•    other income.

•    borrowings, including under our funding facilities; financing facilities; unsecured senior notes; and

•    cash and marketable securities on hand.

Historically, our primary uses of funds have included:

•    origination of loans;

•    interest expense;

•    repayment of debt;

•    operating expenses; and

•    acquisition of MSRs.

We are also subject to contingencies which may have a significant impact on the use of our cash.

As discussed in Note 13, Variable Interest Entities, the Company enters into various types of transactions with SPEs. The SPEs were established for a limited purpose and are determined to be VIEs. Generally, these SPEs are formed for asset-backed financing purposes, either through the issuance of debt or repurchase arrangements, supported by collections on the underlying financial assets. The Company has determined that the SPEs created in connection with certain asset-backed financing arrangements should be consolidated as the Company is the primary beneficiary of each of these entities.

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

As discussed in Note 7, Borrowings, of the Notes to the Consolidated Financial Statements included in this Form 10-K, as of December 31, 2025, we had 38 different funding facilities and financing facilities in different amounts and with various maturities together with the Senior Notes. At December 31, 2025, the aggregate available amount under our facilities was $39.8 billion, with combined outstanding balances of $17.9 billion and unutilized capacity of $21.9 billion.

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

We remain in a strong liquidity position, with total liquidity of $10.1 billion as of December 31, 2025, which includes $2.7 billion of cash and cash equivalents and $0.1 billion of corporate cash used to self-fund loan originations, a portion of which could be transferred to funding facilities (warehouse lines) at our discretion, $2.3 billion of undrawn lines of credit from financing facilities and $5.0 billion of undrawn MSR lines. Margin cash held on behalf of counterparties is recorded in Cash and cash equivalents and the related liability is classified in Other liabilities on the Consolidated Balance Sheets. Margin cash pledged to counterparties is excluded from Cash and cash equivalents and instead recorded in Other assets, as a receivable, on the Consolidated Balance Sheets. We believe that our available cash, as well as the sources of liquidity described above, provide adequate resources to fund our anticipated ongoing operational and capital needs.

Our funding facilities and financing facilities also generally require us to comply with certain operating and financial covenants and the availability of funds under these facilities is subject to, among other conditions, our continued compliance with these covenants. These financial covenants include, but are not limited to, maintaining (1) a certain minimum tangible net worth, (2) minimum liquidity, (3) a maximum ratio of total liabilities or total debt to tangible net worth and (4) pre-tax net income requirements. A breach of these covenants can result in an event of default under these facilities and as such allows the lenders to pursue certain remedies. In addition, most of these facilities, include cross default or cross acceleration provisions that could result in all facilities terminating if an event of default or acceleration of maturity occurs, under any facility. We were in compliance with all covenants as of December 31, 2025 and 2024.

December 31, 2025 compared to December 31, 2024

Cash Flows

Our cash and cash equivalents and restricted cash were $2.9 billion at December 31, 2025, an increase of $1.6 billion, or 128%, compared to $1.3 billion at December 31, 2024. The increase was primarily due to acquired cash and cash equivalents and restricted cash from the Acquisitions.

Equity

Equity was $22.9 billion as of December 31, 2025, an increase of $13.9 billion, or 153%, as compared to $9.0 billion as of December 31, 2024. The increase was primarily a result of the Acquisitions. The increase primarily reflects an increase of $1.5 billion and $13.9 billion as a result of the Redfin Acquisition and Mr. Cooper Acquisition, respectively, partially offset by a reduction to Change in controlling interest of investment, net, driven by $1.3 billion of deferred tax impacts during the current period associated with the Up-C Collapse. Equity as of December 31, 2025 also reflected the derecognition of non-controlling interest and a corresponding recognition of APIC associated with the Class L common stock issued during the period. Refer to Note 2, Acquisitions, Note 12, Income Taxes and Note 18, Non-controlling Interest, of the Notes to the Consolidated Financial Statements, for further detail.
Contractual Obligations, Commercial Commitments and Other Contingencies
Our material expected cash requirements also include the following contractual commitments:

Repurchase and indemnification obligations

In the ordinary course of business, we are exposed to liability under representations and warranties made to purchasers of mortgage loans. Under certain circumstances, we may be required to repurchase mortgage loans, or indemnify the purchaser of such loans for losses incurred, if there has been a breach of representations or warranties, or if the borrower defaults on the loan payments within a contractually defined period (early payment default). Additionally, in certain instances we are contractually obligated to refund to the purchaser certain premiums paid to us on the sale if the mortgagor prepays the loan within a specified period of time, specified in our loan sale agreements. See Note 15, Commitments and Contingencies of the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Purchase Commitments

Future purchase commitments include various non-cancelable agreements primarily related to our apps and websites, cloud computing services, network infrastructure for data operations and certain marketing arrangements. As of December 31, 2025, future purchase commitments primarily span a four year period, from 2027 through 2030, and aggregate to $914 million in total.

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

Following is a summary of the notional amounts of commitments:

	December 31,
($ in millions)	2025	2024
IRLCs—fixed rate	$12,331	$6,562
IRLCs—variable rate	1,066	393
LPCs	977	—
Commitments to sell mortgage loans	53	1
Forward commitments to sell MBS	32,042	12,092
Forward commitments to purchase MBS	3,972	735

New Accounting Pronouncements Not Yet Effective
See Note 1, Business, Basis of Presentation and Significant Accounting Policies of the Notes to the Consolidated Financial Statements for details of recently issued accounting pronouncements and their expected impact on our Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

In the normal course of business, we are subject to a variety of risks which can affect our operations and profitability. We broadly define these areas of risk as interest rate risk, credit risk, and counterparty risk.

Interest rate risk

We are subject to interest rate risk which may impact our origination volume (IRLCs and MLHFS) and associated revenue reflected in Gain on sale, net, MSR valuations, and the net interest margin derived from our funding facilities. For example, changes in the fair value of MSRs are primarily driven by interest rate changes, which impact the likelihood of loan prepayments and refinancing. In periods of rising interest rates, the fair value of the MSRs generally increases as prepayments decrease, and therefore the estimated life of the MSRs and related expected cash flows increase. In a declining interest rate environment, the fair value of MSRs generally decreases as prepayments increase and therefore the estimated life of the MSRs and related cash flows decrease. Because origination volumes tend to increase in declining interest rate environments and decrease in increasing rate environments, we believe that retained servicing provides a natural economic hedge to our origination business through the natural counter-cyclicality of servicing and mortgaging originations. We actively manage our MSR portfolio and from time to time identify assets for sale that do not meet our MSR strategy. We use derivative financial instruments to economically hedge the risk of potential changes in the value of MSR assets, mitigating interest rate risk for the MSR portfolio.

Our IRLCs and MLHFS are exposed to interest rate volatility. From interest rate lock date through loan origination and subsequent sale in the secondary market, the Pipeline value rises and falls with changes in interest rates. To mitigate this exposure, we employ a Pipeline hedge strategy designed to minimize basis risk and maximize effectiveness. Basis risk is the risk that the hedged asset's price does not move in parallel with the increase or decrease in the market price of the derivative financial instrument used to economically hedge such asset. Because substantially all of our production is deliverable to Fannie Mae, Freddie Mac, and Ginnie Mae, we utilize forward TBA securities as our primary hedge instrument, along with Treasury futures, and other non-mortgage hedging instruments, to mitigate basis risk. By managing the future sale price, we reduce our exposure to changes in mortgage values between interest rate lock date and sale of the originated loan in the secondary market. Our non-agency production is hedged with a combination of TBAs, Treasury futures, and whole loan forward commitments.

Interest rate risk also occurs in periods where changes in short-term interest rates result in mortgage loans being originated with terms that provide a smaller interest rate spread above the financing terms of our loan funding facilities, which can negatively impact Interest income, net.

The following table summarizes the estimated change in the fair value of our assets and liabilities sensitive to interest rates as of December 31, 2025 given hypothetical instantaneous parallel shifts in the yield curve. Actual results could differ materially.

	December 31, 2025
	Down 25 Basis Points	Up 25 Basis Points
Increase (decrease) in assets
MLHFS, at fair value	$171	$(175)
Derivative assets, at fair value	67	(79)
MSRs, at fair value	(541)	490
Total change in assets	(303)	236
Increase (decrease) in liabilities
Derivative liabilities, at fair value	(224)	190
Total change in liabilities	(224)	190
Total net change	$(79)	$46

Credit risk
We are subject to credit risk, which is the risk of default that results from a borrower’s inability or unwillingness to make contractually required mortgage payments. Generally, all loans sold into the secondary market are sold without recourse. For such loans, our credit risk is limited to repurchase obligations due to fraud or origination defects. For loans that were repurchased or not sold in the secondary market, we are subject to credit risk to the extent a borrower defaults and the proceeds upon ultimate foreclosure and liquidation of the property are insufficient to cover the amount of the mortgage plus expenses incurred. We believe that this risk is mitigated through the implementation of stringent underwriting standards, strong fraud detection tools, and technology designed to comply with applicable laws and our standards. In addition, we believe that this risk is mitigated through the quality of our loan portfolio. For the year ended December 31, 2025, our clients’ weighted average credit score was 741 and their approximate average loan size was $285,266 with a weighted average loan-to-value ratio of approximately 72.4%.

Counterparty risk
We are subject to risk that arises from our financing facilities and interest rate risk hedging activities. These financing and risk hedging activities generally involve an exchange of obligations with unaffiliated banks or companies, referred to in such transactions as “counterparties.” If a financing or risk hedging counterparty were to default, we could potentially be exposed to financial loss if such counterparty were unable to meet its obligations to us. We manage this risk by selecting only counterparties that we believe to be financially strong, spreading the risk among many such counterparties and entering into agreements with the counterparties as appropriate.

In accordance with Treasury Market Practices Group’s recommendation, we execute Securities Industry and Financial Markets Association Master Securities Forward Trading Agreements with all material trading partners. Each such agreement provides for an exchange of margin money should either party’s exposure exceed a predetermined contractual limit. Such margin requirements limit our overall counterparty exposure. To the extent that we have a master netting agreement in place with a counterparty, such master netting agreement contains a legal right to offset amounts due to and from the same counterparty, further mitigating counterparty exposure. We incurred no losses due to nonperformance by any of our counterparties during the years ended December 31, 2025 and 2024.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We have identified certain accounting policies as being critical because they require us to make difficult, subjective or complex judgments about matters that are uncertain. We believe that the judgment, estimates and assumptions used in the preparation of our Consolidated Financial Statements are appropriate given the factual circumstances at the time. However, actual results could differ and the use of other assumptions or estimates could result in material differences in our results of operations or financial condition. Our critical accounting policies and estimates are discussed below and relate to fair value measurements, particularly those determined to be Level 2 and Level 3 as discussed in Note 3, Fair Value Measurements, of the Consolidated Financial Statements included elsewhere in this Form 10-K.

Mortgage loans held for sale

We have elected to record MLHFS at fair value. MLHFS consist of originated and purchased mortgage loans with the intent to sell in the secondary market as well as mortgage loans that have been repurchased from investors with the intent to resell into the secondary market.

The fair value of loans held for sale that trade in active secondary markets is estimated using Level 2 measurements derived from observable market data, including: (i) securities backed by similar mortgage loans adjusted for certain factors to approximate the fair value of a whole mortgage loan, including the value attributable to mortgage servicing and credit risk, and (ii) recent observable market trades from similar loans, adjusted for credit risk and other individual loan characteristics. Loans held for sale for which there is little to no observable trading activity of similar instruments are valued using Level 3 measurements based upon internal models using assumptions at the measurement date that a market participant would use. Changes in fair value of MLHFS are included in Gain on sale of loans, net in the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss).

Changes in economic or other relevant conditions could cause our assumptions with respect to market prices of securities backed by similar mortgage loans to be different than our estimates. Increases in the market yields of similar mortgage loans result in a lower MLHFS fair value.

Mortgage servicing rights

We have elected to record all MSRs at fair value. We generally retain the servicing rights for existing residential mortgage loans sold to a third party. We recognize MSRs in such transfers that meet the accounting requirements for sale treatment at fair value on the balance sheet and as a component of gain on sale. Additionally, we may acquire the rights to service residential mortgage loans from third parties. We have elected to measure all MSRs at fair value subsequent to sale or acquisition, with all changes in fair value (due to the collection and realization of cash flows and changes in model inputs and assumptions) recognized in current period earnings within Change in fair value of MSRs, net in the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss).

We estimate the fair value of these MSRs using a discounted cash flow model, which incorporates prepayment speeds, OAS, costs to service, delinquencies, ancillary revenues, recapture rates and other assumptions that management believes are consistent with the assumptions that other similar market participants use in valuing the MSRs. The key assumptions to determine fair value include prepayment speeds, OAS and cost to service. The discounted cash flow model uses asset-specific collateral data and market inputs for interest and discount rates. In addition, the modeling of MSRs is complex because of the high number of variables that drive cash flows associated with MSRs. We obtain independent third-party valuations, industry surveys and other available market data quarterly to assess the reasonableness of the fair value calculated by the cash flow model as well as the underlying assumptions used. All of our MSRs are classified as Level 3 assets. For the impact of changes in estimates on MSRs at fair value, see Note 4, Mortgage Servicing Rights and Related Liabilities.

Derivative financial instruments

Derivative instruments utilized by the Company primarily include IRLCs, LPCs, TBAs, purchase and sale commitments, and Treasury futures. Our derivative financial instruments are accounted for as free-standing derivatives at fair value and are included on the Consolidated Balance Sheets within Derivative assets, at fair value and Derivative liabilities, at fair value. Changes in the fair value of the IRLCs are recognized in Gain on sale of loans, net and Salaries, commissions and team member benefits expense in the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss). The changes in value of all derivative financial instruments related to the Pipeline are recorded as Gain on sale of loans, net on the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss). The changes in the value of all derivative financial instruments economically hedging the MSR portfolio are recorded in Change in fair value of MSRs, net on the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss).

Commitments to fund residential mortgage loans with our potential borrowers or commitments to purchase a loan from a third-party originator are commitment agreements to lend funds to these potential borrowers or originators at a specified interest rate within a specified period of time. The fair value of IRLCs and LPCs is derived from the fair value of similar mortgage loans or bonds, which is based on observable market data. Changes to the fair value of IRLCs and LPCs are recognized based on changes in the fair value of the underlying loan, the inherent value of servicing (SRP), and adjustments for the estimated pull-through rate. Given the unobservable nature of the SRP and pull through rate, IRLCs and LPCs are classified as Level 3.

To manage exposure to interest rate risk and changes in the fair value of the Pipeline and MSRs, we use additional derivative financial instruments, primarily TBA purchase and sale commitments, and Treasury futures. We expect that the changes in fair value of the forward commitments will either substantially or partially offset the changes in fair value of the Pipeline and MSRs. Our forward commitments and Treasury futures are valued based on quoted prices for similar assets in an active market with inputs that are observable and are classified as Level 2 assets and liabilities.

Changes in economic or other relevant conditions, including changes in interest rates, could cause our assumptions with respect to derivative financial instruments to be different than our estimates.

Income taxes

Our income tax expense, deferred tax assets and liabilities and reserves for unrecognized tax benefits reflect management’s best assessment of estimated current and future taxes to be paid. We are subject to income taxes predominantly in the United States and Canada. These tax laws are often complex and may be subject to different interpretations. To determine the financial statement impact of accounting for income taxes, the Company must make assumptions and judgments about how to interpret and apply these complex tax laws to numerous transactions and business events, as well as make judgments regarding the timing of when certain items may affect taxable income in the United States and Canada.

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

Acquisition Accounting

The Company recorded the assets and liabilities of the acquired businesses at their fair value as of the date of acquisition. The fair value of acquired intangible assets involves estimates based on third-party valuation using forms of the income approach and the cost approach, which require forecasts of expected future cash flows or replacement costs. There are significant inputs used in valuing the intangible assets which are not observable in the market.

Upon completion of each acquisition, the Company recorded goodwill based on preliminary fair value of net assets acquired. The Company has a measurement period, up to one year after the date of acquisition, to make acquisition accounting adjustments for additional information that existed at the date of acquisition. Adjustments to acquisition accounting could result in changes to the preliminary fair value of net assets acquired and resulting goodwill. Refer to Note 2, Acquisitions of the Notes to Consolidated Financial Statements for further details.

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and Supplementary Data:		Page
Report of Independent Registered Public Accounting Firm, Ernst & Young LLP, Detroit, MI, PCAOB ID: 42		83
Consolidated Balance Sheets as of December 31, 2025 and December 31, 2024		86
Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the Years Ended December 31, 2025, December 31, 2024 and December 31, 2023		87
Consolidated Statements of Changes in Equity for the Years Ended December 31, 2025, December 31, 2024 and December 31, 2023		88
Consolidated Statements of Cash Flows for the Years Ended December 31, 2025, December 31, 2024 and December 31, 2023		89

Index to Notes to Consolidated Financial Statements:		Page
1.	Business, Basis of Presentation and Significant Accounting Policies	90
2.	Acquisitions	102
3.	Fair Value Measurements	108
4.	Mortgage Servicing Rights and Related Liabilities	114
5.	Mortgage Loans Held for Sale	116
6.	Property and Equipment	117
7.	Borrowings	118
8.	Transactions with Related Parties	123
9.	Leases	123
10.	Goodwill and Intangible Assets	125
11.	Other Assets	127
12.	Income Taxes	127
13.	Variable Interest Entities	133
14.	Derivative Financial Instruments	133
15.	Commitments and Contingencies	135
16.	Regulatory Minimum Net Worth, Capital Ratio and Liquidity Requirements	138
17.	Segments	140
18.	Non-controlling Interest	143
19.	Share-based Compensation and Team Member Benefit Plan	143
20.	Earnings Per Share	146

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Rocket Companies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rocket Companies, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income (loss) and comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 2, 2026 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Mortgage Servicing Rights
Description of the Matter
The estimated fair value of the Company’s mortgage servicing rights (MSRs) was $19.4 billion as of December 31, 2025. As described in Notes 1, 3 and 4 to the consolidated financial statements, the Company measures MSRs at fair value on a recurring basis with changes in fair value recorded in the consolidated statements of income (loss) and comprehensive income (loss). Such fair values are based on the present value of future cash flows from servicing the underlying loans and incorporates significant unobservable assumptions, and as a result, the Company classifies MSRs as a Level 3 asset within the fair value hierarchy. The significant unobservable assumptions used to estimate the fair value of MSRs are prepayment speeds, option adjusted spread (OAS), and cost to service. Additionally, on October 1, 2025 the Company acquired $11.6 billion of MSRs in conjunction with the Mr. Cooper Group Inc. (Mr. Cooper) transaction as described in Note 2.

Auditing management’s estimate of the fair value of MSRs as of December 31, 2025, as well as the acquisition date fair value of acquired MSRs from the Mr. Cooper transaction, is complex and required judgment due to the subjectivity of the significant unobservable assumptions utilized in the calculation of the fair value. Changes to any of these assumptions could have a material impact on the fair value of the MSRs.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s process for estimating the fair value of MSRs, including management’s internal controls over the development of the significant unobservable assumptions and determination of the fair value of MSRs. This included, among others, testing internal controls over management’s review of: 1) historical results and market-based information considered in developing these assumptions; 2) comparisons of independent fair value ranges and assumptions obtained from third-party valuation firms to the internally developed fair value estimate and assumptions; 3) the completeness and accuracy of data used in determining the assumptions and the fair value estimates; 4) the acquisition date fair value of the Mr. Cooper transaction acquired MSRs.

To test the fair value of the MSRs, our audit procedures included, among others, testing the reasonableness of the significant unobservable assumptions and the fair value estimates. We tested the reasonableness of the assumptions by comparing to historical Company results and independent, market-based information. We tested the completeness and accuracy of the data underlying the assumptions and historical results. We utilized an internal valuation specialist to assist in testing management’s assumptions and the fair value estimates by developing and comparing to independent expectations and fair value estimates. We identified potential sources of corroborating and contrary information. We also compared the significant unobservable assumptions and the fair value estimates developed by management to those from the third-party valuation firms utilized by management and evaluated the competence and objectivity of these firms. We evaluated the Company’s fair value disclosures, including significant unobservable assumptions, for consistency with US GAAP.

Business combinations – Valuation of intangible assets
Description of the Matter
As described in Note 2 to the consolidated financial statements, the Company completed the acquisition of Redfin Corporation (Redfin) on July 1, 2025 for a total purchase price of approximately $1.7 billion and completed the acquisition of Mr. Cooper Group Inc. (Mr. Cooper) on October 1, 2025 for a total purchase price of approximately $17.0 billion, which were each accounted for as a business combination. In connection with the Redfin and Mr. Cooper acquisitions, the Company recognized trade name, developed technology, subservicing partners relationship, and other intangible assets totaling approximately $2.3 billion (excluding goodwill and mortgage servicing rights).

Auditing the Company’s accounting for its acquisitions of Redfin and Mr. Cooper was complex due to the significant estimation uncertainty, particularly in estimating the fair values of the Redfin trade name and the Redfin developed technology intangible asset, and the Mr. Cooper subservicing partners relationship intangible asset. The Company used the relief from royalty method to value the Redfin trade name and the Redfin developed technology intangible asset, and the multi-period excess earnings method to value the Mr. Cooper subservicing partners relationship intangible asset. The significant assumptions used to estimate the fair value of the Redfin trade name included the forecasted revenue growth and royalty rate. The significant assumptions used to estimate the fair value of the Redfin developed technology included the forecasted revenue growth, royalty rate, and cumulative obsolescence factor. The significant assumptions used to estimate the fair value of the Mr. Cooper subservicing partners relationship intangible asset included the forecasted revenue growth, attrition rate, forecasted EBITDA margin, and the discount rate. All of these significant assumptions are affected by expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s estimation of the fair value of the material acquired intangible assets of Redfin and Mr. Cooper. For example, we tested controls over the valuation of acquired identifiable intangible assets, including controls over management’s review of the valuation from third-party valuation specialists and the significant assumptions described above, review of forecasted financial information, as well as verification of underlying data used in the analyses.

To test the estimated fair value of the Redfin trade name and the Redfin developed technology intangible asset and the Mr. Cooper subservicing partners relationship intangible asset, we performed audit procedures that included, among others, assessing the fair value methodologies utilized by management and the significant assumptions discussed above, including the completeness and accuracy of the underlying data used in the analyses. For example, when evaluating the significant assumptions, we compared them to current financial and operating plans, current industry, market and economic trends, and to historical trends. We evaluated the competence and objectivity of third-party valuation specialists utilized by management. We also performed sensitivity analyses to evaluate the changes in the fair value of the intangible assets that would result from changes in the significant assumptions. We identified potential sources of corroborating or contrary evidence and we involved our internal valuation specialists to assist in evaluating the discount rates, royalty rates and valuation methodologies used by the Company.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1999.

Detroit, Michigan

March 2, 2026

FINANCIAL INFORMATION
Rocket Companies, Inc.
Consolidated Balance Sheets
($ In Millions, Except Per Share Amounts)

	December 31, 2025	December 31, 2024
Assets
Cash and cash equivalents	$2,696	$1,273
Mortgage loans held for sale, at fair value	15,471	9,020
Derivative assets, at fair value	360	192
Mortgage servicing rights, at fair value	19,442	7,633
Advance receivables, net of reserves and discount of $120 and $12, respectively	2,040	559
Property and equipment, net of accumulated depreciation and amortization	260	214
Loans subject to repurchase right from Ginnie Mae	5,125	2,785
Intangible assets, net	2,224	91
Goodwill	10,611	1,136
Other assets	2,456	1,607
Total assets	$60,685	$24,510
Liabilities and equity
Liabilities
Funding facilities	$14,155	$6,801
Other financing facilities and debt:
Senior Notes, net	10,423	4,039
MSR and advance facilities	3,781	—
Accounts payable	285	182
Derivative liabilities, at fair value	145	11
Loans subject to repurchase right from Ginnie Mae	5,125	2,785
Other liabilities	3,873	1,649
Total liabilities	$37,787	$15,467
Equity
Preferred stock, $0.00001 par value - 500,000,000 shares authorized as of December 31, 2025 and 2024, none issued and outstanding as of December 31, 2025 and 2024.	$—	$—
Class A common stock, $0.00001 par value - 10,000,000,000 shares authorized as of December 31, 2025 and 2024, 969,277,991 and 146,028,193 shares issued and outstanding as of December 31, 2025 and 2024, respectively.	—	—
Class B common stock, $0.00001 par value - zero and 6,000,000,000 shares authorized as of December 31, 2025 and 2024, respectively, none issued and outstanding as of December 31, 2025 and 2024.	—	—
Class C common stock, $0.00001 par value - zero and 6,000,000,000 shares authorized as of December 31, 2025 and 2024, respectively, none issued and outstanding as of December 31, 2025 and 2024.	—	—
Class D common stock, $0.00001 par value - zero and 6,000,000,000 shares authorized as of December 31, 2025 and 2024, respectively, zero and 1,848,879,483 shares issued and outstanding as of December 31, 2025 and 2024, respectively.	—	—
Class L common stock, $0.00001 par value - 6,000,000,000 and zero shares authorized, 1,848,879,455 and no shares issued and outstanding as of December 31, 2025 and 2024, respectively.	—	—
Additional paid-in capital	22,774	389
Retained earnings	124	313
Non-controlling interest	—	8,341
Total equity	22,898	9,043
Total liabilities and equity	$60,685	$24,510
See accompanying Notes to the Consolidated Financial Statements.

Rocket Companies, Inc.
Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)
($ In Millions, Except Per Share Amounts)

	Years Ended December 31,
	2025	2024	2023
Revenue
Gain on sale of loans
Gain on sale of loans excluding fair value of originated MSRs, net	$2,086	$1,683	$974
Fair value of originated MSRs	1,721	1,330	1,092
Gain on sale of loans, net	3,807	3,013	2,066
Loan servicing income
Servicing fee income	2,317	1,462	1,402
Change in fair value of MSRs, net	(1,530)	(579)	(701)
Loan servicing income, net	787	883	701
Interest income
Interest income	501	413	327
Interest expense on funding facilities	(376)	(315)	(206)
Interest income, net	125	98	121
Other income	1,976	1,107	911
Total revenue, net	6,695	5,101	3,799
Expenses
Salaries, commissions and team member benefits	3,307	2,261	2,257
General and administrative expenses	1,439	893	803
Marketing and advertising expenses	1,088	824	737
Depreciation and amortization	290	113	110
Interest and amortization expense on non-funding debt	438	154	153
Other expenses	347	188	142
Total expenses	6,909	4,433	4,202
(Loss) income before income taxes	(214)	668	(403)
(Provision for) benefit from income taxes	(20)	(32)	13
Net (loss) income	(234)	636	(390)
Net loss (income) attributable to non-controlling interest	166	(607)	374
Net (loss) income attributable to Rocket Companies	$(68)	$29	$(16)

(Loss) earnings per share of Participating Common Stock
Basic	$(0.05)	$0.21	$(0.12)
Diluted	$(0.05)	$0.21	$(0.15)

Weighted average shares outstanding
Basic	1,322,362,708	141,037,083	128,641,762
Diluted	1,322,362,708	141,037,083	1,980,523,690

Comprehensive (loss) income
Net (loss) income	$(234)	$636	$(390)
Cumulative translation adjustment	1	(1)	—
Comprehensive (loss) income	$(233)	$635	$(390)
Comprehensive loss (income) attributable to non-controlling interest	165	(606)	374
Comprehensive (loss) income attributable to Rocket Companies	$(68)	$29	$(16)
See accompanying Notes to the Consolidated Financial Statements.

Rocket Companies, Inc.
Consolidated Statements of Changes in Equity
($ In Millions)

	Class A Common Stock Shares	Class D Common Stock Shares	Class L Common Stock Shares	Additional Paid-in Capital	Retained Earnings	Total Non-controlling Interest	Total Equity
Balance, December 31, 2022	123,491,606	1,848,879,483	—	$276	$300	$7,899	$8,475
Net loss	—	—	—	—	(16)	(374)	(390)
Share-based compensation, net	9,036,125	—	—	11	—	165	176
Distributions for state taxes on behalf of unit holders (members), net of refunds	—	—	—	—	—	3	3
Contributions from unit holders (members) to subsidiary investment, net	—	—	—	—	—	61	61
Forfeitures of Special Dividend to Class A Shareholders	—	—	—	—	—	2	2
Taxes withheld on team members' restricted share award vesting	—	—	—	(3)	—	(44)	(47)
Issuance of Class A common stock under share-based compensation plans	3,286,442	—	—	2	—	27	29
Change in controlling interest of investment, net	—	—	—	55	—	(62)	(7)
Balance, December 31, 2023	135,814,173	1,848,879,483	—	$341	$284	$7,677	$8,302
Net income	—	—	—	—	29	607	636
Cumulative translation adjustment	—	—	—	—	—	(1)	(1)
Share-based compensation, net	7,175,159	—	—	10	—	130	140
Distributions to unit holders (members) from subsidiary investment, net	—	—	—	—	—	(13)	(13)
Issuance of Class A common stock upon exercise of stock options	814,371	—	—	1	—	13	14
Taxes withheld on team members' restricted share award vesting	—	—	—	(5)	—	(60)	(65)
Issuance of Class A common stock under share-based compensation plans	2,224,490	—	—	1	—	29	30
Change in controlling interest of investment, net	—	—	—	41	—	(41)	—
Balance, December 31, 2024	146,028,193	1,848,879,483	—	$389	$313	$8,341	$9,043
Net loss	—	—	—	—	(68)	(166)	(234)
Cumulative translation adjustment	—	—	—	—	—	1	1
Share-based compensation, net	10,176,494	—	—	251	—	80	331
Distributions for state taxes on behalf of unit holders (members)	—	—	—	—	1	—	1
Distributions to unit holders (members) from subsidiary investment, net	—	—	—	—	(1)	(113)	(114)
Special Dividend to Class A Shareholders, net of forfeitures	—	—	—	—	(121)	(22)	(143)
Issuance of Class A common stock upon exercise of stock options	1,672,291	—	—	24	—	—	24
Taxes withheld on team members' restricted share award vesting	—	—	—	(73)	—	(32)	(105)
Issuance of Class A common stock under share-based compensation plans	2,803,921	—	—	19	—	18	37
Change in controlling interest of investment, net	—	(1,848,879,483)	1,848,879,455	6,814	—	(8,107)	(1,293)
Acquisition of Redfin	103,391,679	—	—	1,490	—	—	1,490
Acquisition of Mr. Cooper	705,205,413	—	—	13,860	—	—	13,860
Balance, December 31, 2025	969,277,991	—	1,848,879,455	$22,774	$124	$—	$22,898

See accompanying Notes to the Consolidated Financial Statements.

Rocket Companies, Inc.
Consolidated Statements of Cash Flows
($ In Millions)

	Year Ended December 31,
	2025	2024	2023
Operating activities
Net (loss) income	$(234)	$636	$(390)
Adjustments to reconcile Net (loss) income to Net cash (used in) provided by operating activities:
Depreciation and amortization	290	113	110
Provision for (benefit from) deferred income taxes	12	29	(18)
Origination of MSRs	(1,721)	(1,330)	(1,092)
Change in fair value of MSRs	1,664	584	679
Gain on sale of loans excluding fair value of MSRs, net	(2,086)	(1,683)	(974)
Disbursements of mortgage loans held for sale	(129,070)	(100,481)	(78,281)
Proceeds from sale of loans held for sale	127,523	99,492	80,232
Disbursements of non-mortgage loans held for sale	(1,109)	(281)	(169)
Change in fair value of non-mortgage loans held for sale	5	12	6
Share-based compensation expense	343	145	180
Other operating activities	(46)	—	—
Change in assets and liabilities:
Other assets	881	21	(70)
Accounts payable	(33)	10	55
Advance receivables, net	(436)	—	—
Other liabilities	90	103	(157)
Total adjustments	$(3,693)	$(3,266)	$501
Net cash (used in) provided by operating activities	$(3,927)	$(2,630)	$111
Investing activities
Acquisition of business, net of cash acquired	$(2,323)	$—	$—
Proceeds from sale of MSRs	430	298	1,012
Net purchase of MSRs	(550)	(738)	(101)
Purchase and other additions of property and equipment, net of disposals	(91)	(68)	(60)
Other investing activities	2	12	10
Net cash (used in) provided by investing activities	$(2,532)	$(496)	$861
Financing activities
Net borrowings (payments) on funding facilities	$4,835	$3,231	$(651)
Net payments on MSR and advance facilities	(319)	—	—
Borrowings on Senior Notes	4,000	—	—
Repayments of Senior Notes	(74)	—	—
Payment of debt issuance costs	(46)	—	—
Net payments on notes payable from unconsolidated affiliates	(29)	(2)	—
Proceeds from consolidated CFE	27	93	—
Stock issuance	55	41	25
Taxes withheld on team members' restricted share award vesting	(105)	(65)	(47)
Increase in controlling interest in subsidiaries	—	—	(3)
(Distributions to) contributions from other unit holders (members) and Class A shareholders	(241)	(19)	53
Net cash provided by (used in) financing activities	$8,103	$3,279	$(624)
Effects of exchange rate changes on cash and cash equivalents	1	(1)	—
Net increase in cash and cash equivalents and restricted cash	1,645	152	348
Cash and cash equivalents and restricted cash, beginning of period	1,289	1,137	789
Cash and cash equivalents and restricted cash, end of period	$2,934	$1,289	$1,137
Non-cash activities
Loans transferred to other real estate owned	$9	$3	$2
Issuance of common stock as consideration for acquisition	15,133	—	—
Share-based compensation as consideration for acquisition	217	—	—
Supplemental disclosures
Cash paid for interest on related party borrowings	$—	$2	$2
Cash paid for interest	596	479	379
Cash paid (received) for income taxes, net	2	6	(1)
See accompanying Notes to the Consolidated Financial Statements

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
($ In Millions, Except Per Share Amounts Or Unless Otherwise Noted)
1. Business, Basis of Presentation and Significant Accounting Policies

Rocket Companies, Inc. (together with its consolidated subsidiaries, is referred to throughout this report as the “Company”, “Rocket Companies”, “we”, “us” and “our”) was incorporated in Delaware on February 26, 2020.

We are a Detroit‑based fintech company including mortgage, real estate and personal finance businesses with a mission to Help Everyone Home. We are committed to delivering industry-best client experiences through our AI-powered, vertically integrated homeownership ecosystem. Our full suite of products empowers our clients across home search, mortgage finance and servicing, title and closing, financial wellness and personal loans. We believe our widely recognized “Rocket” brand is synonymous with simple, fast and trusted digital experiences. Our business operations are organized into the following two reportable segments: (1) Direct to Consumer and (2) Partner Network, refer to Note 17, Segments for further information.

Rocket Companies, Inc. is a holding company. Its primary material assets are the equity interests held in Rocket LP, LLC (“Limited Partner of Rocket Limited Partnership”), Rocket GP, LLC (“General Partner of Rocket Limited Partnership”), and Redfin Corporation (“Redfin”). Rocket Limited Partnership is a Michigan limited partnership and wholly owns the following entities: Rocket Mortgage, LLC, and its subsidiaries, Nationstar Sub 1, LLC and Nationstar Sub 2 LLC, Amrock Holdings, LLC (“Rocket Close”), Rocket Title Insurance Company (“RTIC”), LMB HoldCo LLC (“Core Digital Media”), Rocket Homes Real Estate LLC (“Rocket Homes”), RockLoans Holdings LLC (“Rocket Loans”), Rocket Money, Inc. (“Rocket Money”), Lendesk Canada Holdings Inc. (“Lendesk Technologies”) and Woodward Capital Management LLC. As used herein, “Rocket Mortgage” refers to either the Rocket Mortgage brand or platform, or the Rocket Mortgage business, as the context allows.

On July 1, 2025, Rocket Companies completed the acquisition of Redfin, including its direct and indirect subsidiaries, which will continue as a wholly-owned subsidiary of the Company. Refer to Note 2, Acquisitions for further details of the Redfin Acquisition.

On October 1, 2025, Rocket Companies completed the acquisition of Mr. Cooper Group Inc., including its direct and indirect subsidiaries. Pursuant to the Mr. Cooper Acquisition, Mr. Cooper merged with and into Maverick Merger 2, LLC (a wholly-owned subsidiary of the Company) where Maverick Merger Sub 2, LLC was the surviving entity, which will continue as an indirect wholly-owned subsidiary of the Company. Refer to Note 2, Acquisitions for further details of the Mr. Cooper Acquisition. Subsequent to December 31, 2025 Maverick Merger Sub 2, LLC was merged into Rocket Mortgage LLC.

Up-C Collapse

On June 30, 2025, the Company completed a series of transactions to simplify its organizational and capital structure by collapsing its Up-C structure. Previously, the Company and RHI held variable economic interests in Holdings LLC and the Company was controlled by RHI. As part of the Up-C Collapse, RHI contributed all of its assets and liabilities, excluding its common limited liability company interests in Holdings LLC (“Holdings LLC Units”), its shares of Class D common stock, and certain immaterial ancillary net assets, to a newly formed legal entity. Through a series of transaction steps, Rocket GP, LLC acquired RHI, resulting in Rocket GP, LLC continuing as the surviving entity. In connection with these transactions, the previously outstanding Class D common shares and Holdings LLC Units were exchanged and retired for newly created Class L common stock of the Company. Concurrently, the Company eliminated its Class B common stock and Class C common stock. Following the Up-C Collapse, only Class A common stock and Class L common stock are issued and outstanding. As a result of the Up-C Collapse and the conversion of Holdings LLC to Rocket Limited Partnership, the Company holds, indirectly, 100% of the voting and economic interests of Rocket Limited Partnership.

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

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
($ In Millions, Except Per Share Amounts Or Unless Otherwise Noted)
The Up-C Collapse was accounted for as a common control transaction, which results primarily in the exchange of non-controlling interests in Holdings LLC for Class L common stock. The collapse of the Up-C structure triggered deferred tax impacts as well as certain assumptions reflected in the estimate of the Tax Receivable Agreement liability. The Company has presented financial information reflecting the Up-C Collapse prospectively. Refer to Note 12, Income Taxes for further details regarding the amendment of the Tax Receivable Agreement and the deferred tax impacts resulting from the collapse of the Up-C structure. Refer to Note 18, Non-controlling Interest for further details around the conversion of Holdings LLC to Rocket Limited Partnership and elimination of non-controlling interests as of the effective date of the Up-C Collapse. Refer to Note 20, Earnings Per Share for further details on the updates to the basic and diluted earnings per share calculations as of the effective date.

Basis of Presentation and Consolidation

As of December 31, 2025, the Company's Consolidated Financial Statements reflect the Company's wholly-owned subsidiaries and VIE in which the Company is the primary beneficiary.

Prior to the Up-C Collapse, the Company was the sole managing member of Holdings LLC, therefore the Company operated and controlled all of the business affairs of Holdings LCC, and through Holdings LLC and its subsidiaries, conducted its business. Holdings LLC was considered a VIE and we consolidated the financial results of Holdings LLC under the guidance of the FASB ASC 810, Consolidation. A portion of our Net (loss) income was allocated to Net loss (income) attributable to non-controlling interest. As a result of the Up-C Collapse and the conversion of Holdings LLC to Rocket Limited Partnership, the Company holds, indirectly, 100% of the voting and economic interests of Rocket Limited Partnership and therefore consolidates Rocket Limited Partnership with no further non-controlling interest. The Company applies the equity method of accounting to investments where it is able to exercise significant influence, but not control, over the policies and procedures of the entity and owns less than 50% of the voting interests. Investments in certain companies over which the Company does not hold a significant ownership interest and does not have the ability to exercise significant influence over operating and financial decisions of the investee are recorded at fair value, or at cost upon election of measurement alternative, at the end of each reporting period. For further details, refer to Note 18, Non-controlling Interest.

For further details on the Company's other consolidated VIEs, refer below to Variable Interest Entities.

All significant intercompany transactions and accounts between the businesses comprising the Company have been eliminated in the accompanying Consolidated Financial Statements.

The Company measures certain assets and liabilities at fair value on a recurring basis. Additionally, other assets and liabilities may be required to be measured at fair value in the Consolidated Financial Statements on a nonrecurring basis. For further details of the Company’s transactions refer to Note 3, Fair Value Measurements.

All transactions and accounts between related parties with the Company have a history of settlement or will be settled for cash and are reflected as related party transactions. For further details of the Company’s related party transactions refer to Note 8, Transactions with Related Parties.

Our Consolidated Financial Statements are audited and presented in U.S. dollars. They have been prepared in accordance with U.S. GAAP pursuant to the rules and regulations of the SEC. Certain prior period amounts have been reclassified to conform to the current period financial statement presentation.

Management Estimates

The preparation of Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Management is not aware of any factors that would significantly change its estimates and assumptions as of December 31, 2025. Actual results may differ from these estimates.

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
($ In Millions, Except Per Share Amounts Or Unless Otherwise Noted)
Subsequent Events

In preparing these Consolidated Financial Statements, the Company evaluated events and transactions for potential recognition or disclosure through the date the accompanying Consolidated Financial Statements were issued. Refer to Note 7, Borrowings for disclosure of changes to the Company’s debt agreements that occurred subsequent to December 31, 2025.

Special Dividend

In connection with the Up-C Collapse, on March 10, 2025, our board of directors authorized and declared a cash dividend (the “2025 Special Dividend”) of $0.80 per share to the holders of our Class A common stock. The 2025 Special Dividend of $120.1 million was paid on April 3, 2025 to holders of the Class A common stock of record as of the close of business on March 20, 2025. This amount is reflected within (Distributions to) contributions from other unit holders (members) and Class A shareholders in the Consolidated Statements of Cash Flows and within Special Dividend to Class A Shareholders, net of forfeitures in the Consolidated Statements of Changes in Equity.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. We maintain our bank accounts with a relatively small number of high-quality financial institutions.

Restricted cash as of December 31, 2025, 2024 and 2023 consisted of cash on deposit for a repurchase facility, collected funds pledged to certain financing facilities, client application deposits, title premiums collected from the insured that are due to the underwriter, and principal and interest received in collection accounts for purchased assets. Restricted cash is included in Other assets on the Consolidated Balance Sheets.

	December 31,
	2025	2024	2023
Cash and cash equivalents	$2,696	$1,273	$1,108
Restricted cash	238	16	29
Total cash, cash equivalents and restricted cash, end of period in the Consolidated Statements of Cash Flows	$2,934	$1,289	$1,137

Mortgage Loans Held for Sale

The Company has elected the fair value option for accounting for MLHFS. The Company estimates fair value of MLHFS using a market approach by utilizing either: (i) the fair value of securities backed by similar mortgage loans, adjusted for certain factors to approximate the fair value of a whole mortgage loan, including the value attributable to mortgage servicing and credit risk or (ii) recent observable market trades for similar loans, adjusted for credit risk and other individual loan characteristics.

Included in MLHFS are loans originated as held for sale that are expected to be sold into the secondary market, generally on a servicing-retained basis, and loans that have been previously sold and repurchased from investors that management intends to resell into the secondary market. Refer to Note 5, Mortgage Loans Held for Sale, for further information.

Derivative Financial Instruments

Derivative instruments are used as part of the overall strategy to manage exposure to interest rate risks related to the Pipeline and MSRs. These items are accounted for as free-standing derivatives and are included on the Consolidated Balance Sheets at fair value. The Company treats all of its derivative instruments as economic hedges; therefore, none of its derivative instruments are designated as accounting hedges.

Derivative instruments utilized by the Company primarily include IRLCs, LPCs, TBA MBS purchase and sale commitments, and Treasury futures.

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
($ In Millions, Except Per Share Amounts Or Unless Otherwise Noted)
IRLCs and LPCs represent an agreement to extend credit to a mortgage loan applicant, or an agreement to purchase a loan from a third-party originator, respectively, whereby the interest rate and loan amount are set prior to closing. The Company has the ability and intent to close the loan for purpose of selling in the secondary market, accordingly upon closing, these IRLCs or LPCs will be MLHFS for which the Company has selected the fair value option. IRLCs and LPCs are subject to changes in interest rates from the date of the commitment through loan origination and subsequent sale in the secondary market. As a result, the Company is exposed to interest rate risk during the period from the date of the lock commitment through (i) the lock commitment cancellation or expiration date; or (ii) the date of sale into the secondary mortgage market. IRLCs are considered freestanding derivatives and are recorded at fair value at inception inclusive of the inherent value of servicing, SRP. Changes in fair value subsequent to inception are based on changes in the fair value of the underlying loan, SRP, and adjustments for the estimated pull-through rate. Any changes in fair value are recorded in earnings as a component of Gain on sale of loans, net on the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) and consolidated statements of cash flows.

Included in MLHFS are loans originated by the Company or purchased from lenders that have been committed under a sales agreement with a third-party investor. These loans are valued at committed value which approximates fair value. Although considered a derivative, the fair value of these committed loans is also included in MLHFS, and changes in the fair value of these derivatives are reflected in earnings as a component of Gain on sale of loans, net on the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) consistent with IRLCs and LPCs.

The Company uses other derivative financial instruments, primarily TBA purchase and sale commitments, and Treasury futures, to manage exposure to interest rate risk and changes in the fair value of the Pipeline and MSRs. These derivatives are recorded at fair value based on pricing of similar instruments in the secondary market. The changes in value of all derivative financial instruments related to the Pipeline are recorded as Gain on sale of loans, net on the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss). The changes in the value of all derivative financial instruments economically hedging the MSR portfolio are recorded in Change in fair value of MSRs, net on the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss). In addition, the respective cash flows are included within the Gain on sale of loans excluding fair value of MSRs, net and Other operating activities in the Consolidated Statements of Cash Flows. Refer to Note 14, Derivative Financial Instruments for further information.

The Company may elect to purchase other derivative instruments, such as Treasury futures to mitigate exposure to interest rate risk related to cash flows on securitized mortgage borrowings. See Note 14, Derivative Financial Instruments, for more information.

Mortgage Servicing Rights

The Company recognizes the rights to service mortgage loans for others, or MSRs, whether acquired or as a result of the sale of loans the Company originates with servicing retained, as assets on the Consolidated Balance Sheets. The Company initially records all MSRs at fair value and has elected to subsequently measure MSRs at fair value in accordance with ASC 860-50. The fair value of the MSRs is based upon the present value of the expected future net cash flows related to servicing the underlying loans. The Company determines the fair value of the MSRs using a discounted cash flow model which incorporates prepayment speeds, OAS, costs to service, delinquencies, ancillary revenues, recapture rates and other assumptions that management believes are consistent with the assumptions that other similar market participants use in valuing the MSRs.

The credit quality and stated interest rates of the loans underlying the MSRs also affect the assumptions used in the discounted cash flow model. The Company obtains independent third-party valuations and industry surveys quarterly to assess the reasonableness of the assumptions used and the fair value calculated by the discounted cash flow model. Beginning in the fourth quarter of 2025, the Company implemented a stochastic OAS valuation technique, replacing its former static discount rate approach, refer to Note 3, Fair Value Measurements for further information.

MSRs are initially recognized as a component of gain on sale of loans when loans are sold and the associated servicing rights are retained, specifically Fair value of originated MSRs in the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss). Subsequent MSR fair value adjustments are recorded within Change in fair value of MSRs, net. Refer to Note 3, Fair Value Measurements and Note 4, Mortgage Servicing Rights and Related Liabilities for further information.

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
($ In Millions, Except Per Share Amounts Or Unless Otherwise Noted)
Advance receivables, net

The Company advances funds to or on behalf of the investors when the customer fails to meet contractual payments or there are shortfalls due to timing (e.g., loan principal and interest, property taxes, insurance) in accordance with terms of its servicing agreements. Advances of principal and interest are referred to as P&I advances and advances of property tax and/or insurance are referred to as escrow or T&I advances. The Company may also advance funds to maintain and market underlying loan collateral through foreclosure and ultimate liquidation on behalf of the investors, referred to as corporate advances. Advances are recovered from customers for performing loans and from the investors and loan proceeds for non-performing loans.

The Company may also acquire servicer advances in connection with the acquisition of MSRs through asset acquisitions or business combinations. These advances are recorded at their relative fair value amounts upon acquisition, which may result in a purchase discount or premium. The Company records receivables upon determining that collection of amounts due from loan proceeds, investors, mortgage insurers, or prior servicers is probable.

Advance receivables, net are valued at their net realizable value after taking into consideration purchase discounts or premiums and reserves.

Reserves for Advance Receivables

The Company records reserves for advance receivables and evaluates the sufficiency of such reserves through internal models considering expected recovery rates on claims filed with government agencies, GSEs, vendors, prior servicer and other counterparties. Key assumptions used in the models include but are not limited to expected recovery rates by loan types, which are derived from historical recovery rates, and aging of the receivable. Recovery of advance receivables is subject to judgment and estimates based on the Company’s assessment of its compliance with servicing guidelines, its ability to produce the necessary documentation to support claims, its ability to support amounts from third-parties and to effectively negotiate settlements, as needed. Management reviews recorded advance receivables, and upon determination that no further recourse for recovery is available from all means known to management, the recorded balances associated with these receivables (including any purchase discount or premium) are written off against the reserve.

Reserves for advance receivables associated with loans in the MSR portfolio are considered within the MSR valuation, and the provision for such advances is recorded in the mark-to-market adjustment in Change in fair value of MSRs, net in the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss). Such valuation considers the expected cash outflows and inflows for advances and other receivables in accordance with the fair value framework. As loans serviced transfer out of the MSR portfolio, any negative MSR value associated with the loans transferred is reclassified from the MSR to the reserve within Advance receivables, net to the extent such reserves continue to be required for balances remaining on the Consolidated Balance Sheets. Management evaluates reserves for sufficiency each reporting period and any additional reserve requirements are recorded as a provision in Other expenses in the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) as needed.

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation. Depreciation of property and equipment is generally computed on a straight-line basis over the estimated useful lives of the assets. Amortization of leasehold improvements is computed on a straight-line basis over the shorter of the estimated useful lives or the remaining lease terms. Depreciation is not recorded on projects-in-process until the project is complete and the associated assets are placed into service or are ready for the intended use. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accounts; any resulting gain or loss is credited or charged to operations. Costs of maintenance and repairs are charged to expense as incurred. Refer to Note 6, Property and Equipment for further information.

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
($ In Millions, Except Per Share Amounts Or Unless Otherwise Noted)
Loans subject to repurchase right from Ginnie Mae

For certain loans originated and sold to Ginnie Mae, the Company, as transferor and servicer, has the unilateral right to repurchase any individual loan in a Ginnie Mae securitization pool if that loan meets defined criteria, including being delinquent more than 90 days. Once the Company has the unilateral right to repurchase the delinquent loan, the Company has effectively regained control over the loan and must re-recognize the loan on the Consolidated Balance Sheets and establish a corresponding liability regardless of the Company's intention to repurchase the loan. The asset and corresponding liability are recorded at the UPB of the loan, which approximates its fair value.

Intangible Assets

Definite-lived intangible assets primarily consist of customer relationships, technology and trade names acquired through business combinations and are recorded at their estimated fair value at the date of acquisition. These assets are amortized on a straight-line basis over their estimated useful lives and are tested for impairment only if events or circumstances indicate that the assets might be impaired.

Indefinite-lived intangible assets consist of licenses to perform title insurance services acquired through business combinations and are recorded at their estimated fair value at the date of acquisition. The Company tests indefinite-lived intangible assets consistent with the policy described below for goodwill.

Goodwill

Goodwill is the excess of the purchase price over the estimated fair value of identifiable net assets acquired in business combinations. The Company tests goodwill for impairment annually in the fourth quarter, or more frequently when indications of potential impairment exist. The Company monitors the existence of potential impairment indicators throughout the fiscal year. Goodwill impairment testing is performed at the reporting unit level. The Company may elect to perform either a qualitative test or a quantitative test to determine if it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value. Fair value reflects the price a market participant would be willing to pay in a potential sale of the reporting unit. If the estimated fair value exceeds carrying value, then we conclude the goodwill is not impaired. If the carrying value of the reporting unit exceeds its estimated fair value, the Company recognizes an impairment loss in an amount equal to the excess, not to exceed the amount of goodwill allocated to the reporting unit. Refer to Note 10, Goodwill and Intangible Assets, for further information on the goodwill attributable to the Acquisitions.

Equity Investments in Unconsolidated Entities

The Company accounts for equity investments in unconsolidated entities using the equity method when the Company holds a significant, but less than controlling, ownership interest and has the ability to exercise significant influence over operating and financial decisions of the investee. Under the equity method of accounting, investments are initially recorded at cost and subsequently adjusted for additional investments, distributions and the proportionate share of earnings or losses of the investee. The Company evaluates the equity method investments for impairment when events or changes in circumstances indicate that an other-than-temporary decline in value may have occurred.

For equity investments in unconsolidated entities in which the Company does not hold a significant ownership interest and does not have the ability to exercise significant influence over operating and financial decisions of the investee, the Company evaluates whether to account for the investment at cost or fair value. For such investments where the fair value option has been elected, the Company records the investments at fair value and recognizes changes in fair value in Other expenses within the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss). However, the Company may elect a measurement alternative for equity investments that (1) do not have readily available determinable fair values and (2) do not qualify for the practical expedient in ASC 820, Fair Value Measurement, to measure fair value at net asset value. Under the measurement alternative, the Company (as an investor) records the investment at cost less any impairment in Other expenses within the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss).

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
($ In Millions, Except Per Share Amounts Or Unless Otherwise Noted)
Convertible Senior Notes

The Company accounts for convertible debt in accordance with the adoption of ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity (ASU 2020-06).

Any issuance costs capitalized are amortized to expense over the respective term of the convertible senior notes using the effective interest method.

For conversions prior to the maturity of the notes, the Company will settle using cash, shares of common stock, or a combination of cash and shares of common stock, at our election. The carrying amount of the instrument (including unamortized debt issuance costs, if any) is reduced by cash and other assets transferred, with the difference reflected as a reduction to additional paid-in capital. The indenture governing the convertible senior notes allow the Company, under certain circumstances, to irrevocably fix the method for settling conversions of the applicable notes by giving notice to the noteholders. The election to irrevocably fix the settlement method could affect the calculation of diluted earnings per share when applicable. The Company has no plans to exercise its rights to fix the settlement method.

If the Company repurchases a portion of its convertible senior notes, it will derecognize the liability, accelerate the amortization of remaining debt issuance costs, and record in the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) a gain or loss on extinguishment dependent on the repurchase price. See Note 7, Borrowings for additional information.

Excess Spread Financing

In conjunction with the acquisition of certain MSRs on various pools of residential mortgage loans (the “Portfolios”), the Company entered into sale and assignment agreements related to its right to servicing fees, under which the Company sells to third parties the right to receive a portion of the excess cash flow generated from certain MSRs after receipt of a fixed base servicing fee per loan. The excess cash flow payments to third parties are considered counterparty payments, which are recorded as an adjustment to Loan servicing income, net in the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss). The sale of these rights is accounted for as a secured borrowing under ASC 860, Transfers and Servicing, with the total proceeds received being recorded as a component of Other liabilities on the Consolidated Balance Sheets. The Company determines the effective interest rate on these liabilities and allocates total repayments between interest expense and the outstanding liability. Related interest expense is recorded in Interest and amortization expense on non-funding debt in the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss).

The Company has elected to measure the outstanding financings related to the excess spread financing agreements at fair value with all changes in fair value recorded to Change in fair value of MSRs, net in the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss). The fair value on excess spread financing is based on the present value of future expected discounted cash flows. The cash flow assumptions used in the model are based on various factors, with the key assumptions being mortgage prepayment speeds and OAS.

Changes to excess spread financing, other than payments and fair value measurements, include accretion, which results from changes in the portfolio. Changes related to accretion are recorded to Change in fair value of MSRs, net with an offset to excess spread financing liability on the Consolidated Balance Sheets.

Leases

As the Company enters into arrangements containing a lease or lease components, the lease will be accounted for under ASC 842, Leases. At the lease commencement date, the Company recognizes a leased ROU asset and corresponding lease liability based on the present value of the lease payments over the lease term. The Company elected not to recognize lease assets and lease liabilities for leases with an initial term of 12 months or less. Refer to Note 9, Leases for additional information.

Non-controlling interests

As a result of the Up-C Collapse, Rocket Limited Partnership no longer has any non-controlling interests. Refer to Note 18, Non-controlling Interest for more information.

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
($ In Millions, Except Per Share Amounts Or Unless Otherwise Noted)
Revenue Recognition

Gain on sale of loans, net — consists of the following:

Gain on sale of loans excluding fair value of originated MSRs, net — includes all components related to the origination and sale of mortgage loans, including (1) net gain on sale of loans, which represents the premium we receive in excess of the loan principal amount and certain fees charged by investors upon sale of loans into the secondary market, (2) loan origination fees (credits), points and certain costs, (3) provision for or benefit from investor reserves, (4) unrealized change in fair value of the Pipeline, and (5) realized and unrealized change in fair value of Pipeline hedges. An estimate of the gains and/or losses is recognized at the time an IRLC is issued, net of a pull-through factor. Subsequent changes in the fair value of IRLCs and MLHFS are recognized in current period earnings.

Fair value of originated MSRs — represents the capitalization of originated MSRs at fair value upon sale of loans on a servicing-retained basis. MSR assets are created at the time MLHFS are securitized and sold to investors for cash, while the Company retains the right to service the loan.

Loan servicing income, net — consists of the following:

Servicing fee income — includes contractual servicing fees, late charges, prepayment penalties and other ancillary fees and such fees are recorded as income as earned upon collection of payments from borrowers. The Company also acts as a sub-servicer for certain parties that own the underlying servicing rights for loans and receives sub-servicing fees, which are generally a stated monthly fee per loan that varies based upon loan type and loan status. Sub-servicing fees are accrued in the period that services are performed.

Change in fair value of MSRs, net — includes adjustments for the fair value measurement, as of the respective balance sheet date, of MSR assets, derivative financial instruments economically hedging the MSR portfolio, and excess spread financing. Refer to Note 4, Mortgage Servicing Rights and Related Liabilities for information related to the gain/(loss) on changes in the fair value of MSRs and excess spread financing. Refer to Note 14, Derivative Financial Instruments for further information on the derivative financial instruments gain/(loss).

Interest income, net — includes interest income earned on funded loans, both MLHFS and mortgage loans held for investment, net of the interest expense paid on our funding facilities. Interest income is recorded as earned and interest expense is recorded as incurred. Interest income is accrued and credited to income daily based on the UPB outstanding. The accrual of Interest income is generally discontinued when a loan becomes 90 days past due. Loans return to accrual status when the principal and interest become current and it is probable that the amounts are fully collectible. For individual loans that have been modified, a period of six timely payments is required before the loan is returned to an accrual basis.

Other income — includes revenue earned on deposits including custodial deposits, Rocket Close (title, closing and appraisal fees), Rocket Money (subscription revenue and other service-based fees), Real estate services revenue (commission-based brokerage revenue and real estate network referral fees), Rocket Loans (personal loan interest earned and other income) and Other (additional subsidiary and miscellaneous revenue).

The following significant revenue streams fall within the scope of ASC 606, Revenue from Contracts with Customers and are disaggregated hereunder. The remaining revenue streams within the scope of ASC 606 are immaterial, both individually and in aggregate.

Rocket Money subscription revenue — The Company recognizes subscription revenue ratably over the contract term beginning on the commencement date of each contract. We have determined that subscriptions represent a stand-ready obligation to perform over the subscription term. These performance obligations are satisfied over time as the customer simultaneously receives and consumes the benefits. Contracts are one month to one year in length. Subscription revenues were $351, $267 and $179 for the years ended December 31, 2025, 2024 and 2023 respectively.

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
($ In Millions, Except Per Share Amounts Or Unless Otherwise Noted)
Rocket Close closing fee revenue — The Company recognizes closing fees for nonrecurring services provided in connection with the origination of the loan. These fees are recognized at the time of loan closing for purchase transactions or at the end of a client's three-day rescission period for refinance transactions, which represents the point in time the loan closing services performance obligation is satisfied. The consideration received for closing services is a fixed fee per loan that varies by state and loan type. Closing fees were $139, $106 and $78 for the years ended December 31, 2025, 2024 and 2023, respectively.

Rocket Close appraisal revenue — The Company recognizes appraisal revenue when the appraisal service is completed. The Company may choose to deliver appraisal services directly to its client or subcontract such services to a third-party licensed and/or certified appraiser. In instances where the Company performs the appraisal, revenue is recognized as the gross amount of consideration received at a fixed price per appraisal. The Company is an agent in instances where a third-party appraiser is involved in the delivery of appraisal services and revenue is recognized net of third-party appraisal expenses. Appraisal revenue was $41, $36 and $40 for the years ended December 31, 2025, 2024 and 2023, respectively.

Real estate brokerage services revenue — Brokerage revenue includes our offer and listing services, where our lead agents represent homebuyers and home sellers. We recognize commission-based brokerage revenue upon closing of a brokerage transaction, less the amount of any commission refunds, closing-cost reductions, or promotional offers that may result in a material right under ASC 606. Brokerage revenue is affected by the number of brokerage transactions we close, the mix of brokerage transactions, home-sale prices, commission rates, and the amount we give to customers. Brokerage revenue was $341 for the year ended December 31, 2025.

Real estate referral services revenue — The Company recognizes referral services revenue based on arrangements with partner agencies contingent on the closing of a transaction. As this revenue stream is variable, and is contingent on the successful transaction close, the revenue is constrained until the occurrence of the transaction. At this point, the constraint on recognizing revenue is deemed to have been lifted and revenue is recognized for the consideration expected to be received. Referral services revenue was $56, $54, and $50 for the years ended December 31, 2025, 2024 and 2023, respectively.

Real estate exchange revenue — Exchange revenue includes fees earned on a proprietary digital exchange for selling foreclosed, real estate owned, and seller-owned property. Revenue is recognized upon transfer of control of promised goods or services to customers in an amount that reflects the consideration expected to be received in exchange for those products. Exchange revenue was $12 for the year ended December 31, 2025.

Zillow Partnership revenue — As part of the acquisition of Redfin, the Company has an arrangement with Zillow, Inc. and recognizes revenue from a Content License Agreement and Partnership Agreement, which were combined for accounting purposes. The combined contract contains a single integrated performance obligation to provide content license and lead generation services to Zillow. The $100 upfront payment received by Redfin under the Partnership Agreement was recognized as deferred revenue initially and the Company recognizes revenue on a straight-line basis over the remaining contract term after the acquisition date of Redfin, which approximates the pattern of satisfaction of our performance obligation. The variable consideration related to the per-lead fees will be recognized over time based on the actual number of leads generated and the Company does not believe that it is probable that a significant reversal will occur. Total revenue from these Zillow agreements was $68 for the year ended December 31, 2025.

Marketing and Advertising Costs

Marketing and advertising costs for direct and non-direct response advertising are expensed as incurred. The costs of brand marketing and advertising are expensed in the period the advertising space or airtime is used.

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
($ In Millions, Except Per Share Amounts Or Unless Otherwise Noted)
Share-based Compensation

Equity based awards include RSUs, PSUs and stock options granted to team members and directors of the Company. The RSUs are valued at the fair market value of the Company’s common stock on the grant date and recognized as an expense over the requisite employee service period primarily on a straight-line basis. The PSUs feature a combination of market, performance and/or service conditions. Market conditions are valued using option pricing models while performance conditions are assessed for the probability of achievement on a quarterly basis. The PSUs are expensed over the requisite employee service period based on the award's vesting schedule. Share-based compensation expense is recorded as a component of Salaries, commissions and team member benefits. Refer to Note 19, Share-based Compensation and Team Member Benefit Plan for additional information.

Income taxes

Our income tax expense, deferred tax assets and liabilities and reserves for unrecognized tax benefits reflect management’s best assessment of estimated current and future taxes to be paid. We are subject to income taxes predominantly in the United States and Canada. These tax laws are often complex and may be subject to different interpretations. To determine the financial statement impact of accounting for income taxes, the Company must make assumptions and judgments about how to interpret and apply these complex tax laws to numerous transactions and business events, as well as make judgments regarding the timing of when certain items may affect taxable income in the United States and Canada.

Deferred income taxes arise from temporary differences between the financial statement carrying amount and the tax basis of assets and liabilities. In determining the deferred income tax asset and liability balances attributable to our investments in partnership, we apply an accounting policy that looks through our investment in partnership. The application of this policy resulted in no deferred income taxes being provided on a portion of our investment in partnership for the difference between the book and tax basis related to nontax-deductible goodwill and other attributes within the partnership. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence. If based upon all available positive and negative evidence, it is more likely than not that the deferred tax assets will not be realized, a valuation allowance is established. The valuation allowance may be reversed in a subsequent reporting period if the Company determines that it is more likely than not that all or part of the deferred tax asset will become realizable.

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

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
($ In Millions, Except Per Share Amounts Or Unless Otherwise Noted)
Tax Receivable Agreement

We are party to a Tax Receivable Agreement, dated as of August 5, 2020, with RHI and Mr. Gilbert that provides for the payment by us to RHI and Mr. Gilbert (or their transferees of Holdings LLC Units of Holdings LLC or other assignees) of 90% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize (computed using simplifying assumptions to address the impact of state and local taxes) as a result of: (i) certain increases in our allocable share of the tax basis in Holdings LLC’s assets resulting from (a) the purchases of Holdings LLC Units (along with the corresponding shares of Class D common stock or Class C common stock) from RHI and Mr. Gilbert (or their transferees of Holdings LLC Units or other assignees) using the net proceeds from our IPO or in any future offering (subject to the terms of the Tax Receivable Agreement Amendment (as defined above)), (b) exchanges by RHI and Mr. Gilbert (or their transferees of Holdings LLC Units or other assignees) of Holdings LLC Units (along with the corresponding shares of Class D common stock or Class C common stock) for cash or shares of Class B common stock or Class A common stock, as applicable (subject to the terms of the Tax Receivable Agreement Amendment), or (c) payments under the Tax Receivable Agreement; (ii) tax benefits related to imputed interest deemed arising as a result of payments made under the Tax Receivable Agreement; and (iii) disproportionate allocations (if any) of tax benefits to Holdings LLC as a result of section 704(c) of the Code, as amended, that relate to the reorganization transactions undertaken at the time of our IPO. The Tax Receivable Agreement makes certain simplifying assumptions regarding the determination of the cash savings that we realize or are deemed to realize from the covered tax attributes, which may result in payments pursuant to the Tax Receivable Agreement in excess of those that would result if such assumptions were not made. For additional information regarding our Tax Receivable Agreement, refer to Note 12, Income Taxes.

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

As part of RHI’s internal reorganization, RHI contributed its rights to receive payments under the Tax Receivable Agreement in respect of RHI’s prior exchanges to RHI II, and RHI II completed a joinder to become a party to the Tax Receivable Agreement. As part of the Up-C Collapse, (i) Mr. Gilbert exchanged all of his Holdings LP Units and Class D common stock in exchange for shares of Class L common stock and (ii) the Tax Receivable Agreement was amended to provide that the terms of the Tax Receivable Agreement will not apply to any exchanges, including, for the avoidance of doubt, any fully paid and nonassessable Holdings LP Units exchanged as part of the Up-C Collapse (such as those exchanged by Mr. Gilbert), that occur, or are deemed to occur, on or following March 9, 2025.

Variable Interest Entities

As of December 31, 2025, the Company's Consolidated Financial Statements reflect the Company's wholly-owned subsidiaries and VIEs in which the Company is the primary beneficiary. Refer to the Basis of Presentation and Consolidation above for further details on the Company's structure prior to the Up-C Collapse. Refer to Note 13, Variable Interest Entities for additional information.

Asset-Backed Financing Arrangements

In the normal course of business, the Company enters into asset-backed financing arrangements with SPEs, which primarily consist of limited liability companies and trusts established for a limited purpose. Through these arrangements, the Company has transferred financial assets or beneficial interests in financial assets to SPEs in exchange for cash under the terms of its facility or financing agreements. The Company evaluated and concluded that the SPEs meet the criteria as a VIE and the Company is the primary beneficiary. The Company consolidates the SPE's financial position and results of operations under the variable interest consolidation model guidance in ASC 810, Consolidation as the primary beneficiary. These VIEs obtain financing, including through the issuance of debt or repurchase arrangements, supported by collections on the underlying financial assets. Holders of the debt issued by these entities can look only to the assets of the entities themselves for satisfaction of the debt and have limited to no recourse against the Company.

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
($ In Millions, Except Per Share Amounts Or Unless Otherwise Noted)
Consolidation of the Collateralized Financing Entity

In the normal course of business, the Company transfers financial assets to a trust for which the Company holds a variable interest. The Company has power to direct activities impacting the trust’s economic performance and has an economic interest in the entity that could result in benefits or losses, and therefore is the primary beneficiary of the trust. As the primary beneficiary, the Company consolidates the trust's financial position and results of operations under ASC 810. The Company has elected to account for the assets and liabilities of the VIE as a CFE. A CFE is a VIE that holds financial assets, issues beneficial interests in those assets and has no more than nominal equity. The related assets are not available for general use by the Company and creditors have no recourse to the Company for the related liabilities.

Basic and Diluted Earnings Per Share

The Company applies the two-class method for calculating and presenting earnings per share by separately presenting earnings per share for Participating Common Stock, which consists of Class A common stock, in addition to Class L common stock after the Up-C Collapse. In applying the two-class method, the Company allocates undistributed earnings equally on a per share basis between Participating Common Stock. The holders of the Participating Common Stock are entitled to participate in earnings equally on a per share basis, as if all shares of common stock were of a single class. Holders of the Participating Common Stock also have equal priority in liquidation. Through June 30, 2025, the effective date of the Up-C Collapse, shares of Class D common stock do not participate in earnings of Rocket Companies, Inc. and as a result, are not considered participating securities included in the weighted-average shares outstanding for purposes of earnings per share. RSUs, PSUs and stock options are included in the weighted-average shares outstanding of Participating Common Stock in the calculation of basic earnings per share once the units are fully vested. Refer to Note 19, Share-based Compensation and Team Member Benefit Plan and Note 20, Earnings Per Share for more information.

Business Combinations

Acquisitions that qualify as a business combination in accordance with ASC 805, Business Combinations, are accounted for using the acquisition method of accounting. The fair value of consideration transferred for an acquisition is allocated to the assets acquired and liabilities assumed based on their fair value as of the acquisition date. The excess of the consideration transferred over the fair value of assets acquired and liabilities assumed is recorded as goodwill.

Determining the fair value of assets acquired and liabilities assumed requires judgment and often involves the use of significant estimates and assumptions. The Company estimates the fair value of the intangible assets using forms of the income approach and cost approach, which use forecasts of expected future cash flows or replacement costs. The Company engages third-party valuation firms to assist in determining the fair value determination of assets acquired, including intangible assets. Acquisition-related expenses and transaction costs associated with business combinations are expensed as incurred.

Recently Adopted Accounting Standards

In December 2023, the FASB issued ASU 2023-09: Income Taxes (Topic 740) – Improvements to Income Tax Disclosures. The new guidance requires additional disclosures relating to the tax rate reconciliation and the income taxes paid information. The guidance is effective for fiscal years beginning after December 15, 2024. The Company adopted the update in 2025 on a prospective basis, resulting in expanded disclosures in Note 12, Income Taxes.

Accounting Standards Issued but Not Yet Adopted

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

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
($ In Millions, Except Per Share Amounts Or Unless Otherwise Noted)
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

2. Acquisitions

During 2025, the Company completed two strategic acquisitions intended to expand and integrate its residential real estate and mortgage capabilities across the homeownership lifecycle. The acquisitions of Redfin and Mr. Cooper enhance the Company’s homeownership ecosystem by combining Redfin’s home search portal and digital real estate brokerage and Mr. Cooper’s mortgage servicing operations and the Company’s mortgage financing operations.

Redfin Acquisition

Effective July 1, 2025, the Company acquired 100% of the outstanding shares of Redfin, a residential real estate brokerage company headquartered in Seattle and incorporated in Delaware, in an all-stock transaction. The Company included the financial results of Redfin in its Consolidated Financial Statements from the date of acquisition. The transaction costs associated with the Redfin Acquisition were approximately $22 for the year ended December 31, 2025, and were recorded in General and administrative expenses in the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss). The acquisition-date fair value of the consideration transferred for the acquisition of Redfin was approximately $1,742, which consisted of the following:

Fair Value of Consideration Transferred
Rocket Class A common stock issued to Redfin stockholders (1)	$1,466
Converted Redfin equity awards attributable to pre-combination service (2)	24
Cash paid to settle term loan, accrued interest, and prepayment premium (3)	252
Total	$1,742
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

(3)    Cash paid at or shortly after closing to settle Redfin’s outstanding term loan principal, accrued interest, and a 1% prepayment premium as a result of the Redfin Acquisition.

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
($ In Millions, Except Per Share Amounts Or Unless Otherwise Noted)
The Company has applied the acquisition method of accounting in accordance with ASC 805, Business Combinations and recognized assets acquired and liabilities assumed at their fair value as of the date of acquisition with the excess of consideration transferred over the fair value of net assets acquired recorded as goodwill. The following table summarizes the preliminary purchase price allocation to our Consolidated Balance Sheets as of the acquisition date:

Fair Value
Assets acquired
Cash and cash equivalents	$173
Mortgage loans held for sale	165
Derivative assets	5
MSRs	2
Property and equipment	12
Intangible assets	881
Other assets (1)	223
Total assets acquired	$1,461
Liabilities assumed
Funding facilities (2)	$158
Senior Notes (3)	526
Accounts payable	72
Derivative liabilities	2
Other liabilities	194
Total liabilities assumed	$952
Net identifiable assets acquired	$509
Goodwill	1,233
Total consideration transferred	$1,742
(1)    The fair value of receivables acquired is $45, with the gross contractual amount being $53. The Company estimates $8 to be uncollectible as of the acquisition date.

(2)    Subsequent to the acquisition date, funding facilities were voluntarily paid off and terminated during the third quarter 2025.

(3)     Refer to Note 7, Borrowings for details regarding Senior Notes following consummation of the acquisition.

The resulting goodwill is primarily attributed to the assembled workforce, synergies from integrating Redfin’s brokerage and home search platform with Rocket’s mortgage and real estate ecosystem and opportunities for future market expansion. Goodwill generated as a result of the Redfin Acquisition is not expected to be deductible for tax purposes. The tax-related liabilities and other contingencies are preliminary and are subject to change as additional information becomes available and certain tax matters are finalized. Additional information that existed as of the acquisition date but at the time was unknown to the Company may become known to the Company during the remainder of the measurement period, a period not to exceed 12 months from the acquisition date, may result in adjustments to the preliminary amounts recognized. Refer to Note 10, Goodwill and Intangible Assets for information regarding the preliminary allocation of goodwill recorded as a result of the acquisition to the Company’s reportable segments.

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
($ In Millions, Except Per Share Amounts Or Unless Otherwise Noted)
Identifiable Intangible Assets Acquired

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the acquisition date:

	Fair Value	Useful Life
Developed technology and other	$356	4 years
Trade name	350	5 years
Customer relationships	175	4 - 6 years
Intangible assets acquired	$881
The fair value of Redfin’s intangible assets was determined primarily using forms of the income approach and the cost approach, which require forecasts of expected future cash flows or replacement costs. The fair value measurements were primarily based on significant assumptions that are not observable in the market and thus represent Level 3 measurement of the fair value hierarchy as defined in ASC 820, Fair Value Measurements. The following valuation methodologies applied to identifiable intangible assets acquired are summarized below:

•Developed technology and other were valued using the replacement cost method, a form of the cost approach. The replacement cost method estimates the value of Redfin’s proprietary technology based on the cost required to recreate it, including opportunity costs and development expenses. Additionally, the RFR method, a form of income approach, was used to further corroborate the developed technology value. Significant assumptions used in estimating the developed technology fair value include forecasted revenue growth, royalty rate and cumulative obsolescence factor.

•Trade names were valued using the RFR method. The RFR method estimates the fair value of Redfin’s established brand names based on the hypothetical royalty payments Redfin avoids by not having to license the names. The fair value equals the present value of avoided royalty payments (i.e., the economic benefit of owning the asset outright). Significant assumptions used in estimating the trade name fair value include forecasted revenue growth and royalty rate.

•Customer relationships were valued using the MEEM, and the with and without method, both forms of the income approach. The MEEM method isolates the net cash flows expected to be generated from existing partner and customer relationships after considering contributory asset charges, with the fair value equal to the present value of these cash flows over the asset’s economic life. The with and without method estimates the fair value of prior home buyer relationship asset based on the present value of the cash flows Redfin is expected to generate with and without the relationships in place, with the difference representing the cash flows attributed to the asset.

Share-based Compensation

In connection with the Redfin Acquisition, each issued and outstanding option, RSU, and PSU was converted into the Rocket equivalent awards (with PSUs converted into time-based awards at the level of achievement determined prior to closing). As a result, Rocket issued 1.4 million replacement stock options, 7.5 million replacement RSUs, and 1.2 million replacement PSUs, which were replaced with an equivalent number of RSUs. The portion of the fair value related to pre-combination services of $24 was included in consideration transferred, with no incremental fair value recognized upon conversion. The future unrecognized expense related to the outstanding converted options, RSUs and PSUs will be recognized over the remaining requisite service periods.

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
($ In Millions, Except Per Share Amounts Or Unless Otherwise Noted)
Mr. Cooper Acquisition

Effective October 1, 2025, the Company acquired 100% of the outstanding shares of Mr. Cooper Group, the country's largest residential mortgage servicer headquartered in Coppell, Texas and incorporated in Delaware, in an all-stock transaction. The Company included the financial results of Mr. Cooper in its Consolidated Financial Statements from the date of acquisition. The transaction costs associated with the Mr. Cooper Acquisition were approximately $52 for the year ended December 31, 2025 and were recorded in General and administrative expenses in the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss). The acquisition-date fair value of the consideration transferred for the acquisition of Mr. Cooper was approximately $16,973, which consisted of the following:

Fair Value of Consideration Transferred
Rocket Class A common stock issued to Mr. Cooper stockholders (1)	$13,667
Converted Mr. Cooper equity awards attributable to pre-combination service (2)	193
Cash paid to pay off unsecured senior notes, accrued interest, and other fees (3)	3,113
Total	$16,973
(1)    Value of Rocket Class A common stock issued on the date of close is based on 64,109,583 shares of outstanding common stock of Mr. Cooper as of September 30, 2025 each being exchanged for 11.00 shares of Rocket Class A common stock issued at $19.38, the closing share price on September 30, 2025.

(2)    Certain unvested equity awards of Mr. Cooper were replaced by Rocket’s equity awards with similar terms at closing. The vested portion of those awards, as well as awards that fully vested prior to the closing date, are included as consideration applying the same exchange ratio and share price as above.

(3)    Cash paid at or shortly after closing to settle Mr. Cooper's outstanding unsecured senior notes due 2026 through 2028 and outstanding unsecured senior notes due 2030 through 2031, accrued interest, and other fees, as a result of the Mr. Cooper Acquisition. Refer to Note 7, Borrowings for further details on the settlement and refinancing of historical Mr. Cooper senior notes.

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
($ In Millions, Except Per Share Amounts Or Unless Otherwise Noted)
The Company has applied the acquisition method of accounting in accordance with ASC 805, Business Combinations and recognized assets acquired and liabilities assumed at their fair value as of the date of acquisition with the excess of consideration transferred over the fair value of net assets acquired recorded as goodwill. The following table summarizes the preliminary purchase price allocation to our Consolidated Balance Sheets as of the acquisition date:

Fair Value
Assets acquired
Cash and cash equivalents	$684
Mortgage loans held for sale	2,720
Derivative assets	116
MSRs	11,604
Advance receivables, net (1)	1,043
Property and equipment	50
Loans subject to repurchase right from Ginnie Mae	1,423
Intangible assets	1,438
Other assets (2)(3)	800
Total assets acquired	$19,878
Liabilities assumed
Funding facilities	$2,511
Senior Notes	1,956
MSR and advance facilities	3,950
Accounts payable	64
Derivative liabilities	71
Loans subject to repurchase right from Ginnie Mae	1,423
Other liabilities (4)	1,181
Total liabilities assumed	$11,156
Net identifiable assets acquired	$8,722
Goodwill	8,251
Total consideration transferred	$16,973
(1)    The gross contractual amount of Advance receivables acquired is $1,171. The Company estimates $128 to be uncollectible as of the acquisition date.

(2)    The fair value of other receivables acquired is $6, with the gross contractual amount being $7. The Company estimates $1 to be uncollectible as of the acquisition date.

(3)    Restricted cash acquired was $185 recorded in Other Assets, as of the acquisition date.

(4)    In accordance with ASC 450, Contingencies, the Company estimated and recorded a liability of $58 as of the acquisition date related to certain legal claims involving Mr. Cooper. See Note 15, Commitments and Contingencies for further information.

The resulting goodwill is primarily attributed to the assembled workforce, anticipated synergies from integrating Mr. Cooper’s loan servicing and mortgage origination operations with Rocket’s mortgage and real estate ecosystem, and opportunities for future market expansion. Goodwill generated as a result of the Mr. Cooper Acquisition is not expected to be deductible for tax purposes. The tax-related liabilities and other contingencies are preliminary and subject to change as additional information becomes available and certain tax matters are finalized. Additional information that existed as of the acquisition date but at the time was unknown to the Company may become known to the Company during the remainder of the measurement period, a period not to exceed 12 months from the acquisition date, may result in adjustments to the preliminary amounts recognized. Refer to Note 10, Goodwill and Intangible Assets for information regarding the preliminary allocation of goodwill recorded as a result of the acquisition to the Company’s reportable segments.

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
($ In Millions, Except Per Share Amounts Or Unless Otherwise Noted)
Identifiable Intangible Assets Acquired

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the acquisition date:

	Fair Value	Useful Life
Customer relationships	$1,175	7 years
Developed technology	250	3 years
Trade name	13	0.25 years
Intangible assets acquired	$1,438
The fair value of Mr. Cooper’s intangible assets was determined primarily using forms of the income approach and the cost approach, which require forecasts of expected future cash flows or replacement costs. The fair value measurements were primarily based on significant assumptions that are not observable in the market and thus represent Level 3 measurement of the fair value hierarchy as defined in ASC 820, Fair Value Measurements. The following valuation methodologies applied to identifiable intangible assets acquired are summarized below:

•Customer relationships were valued using the MEEM, a form of the income approach. The MEEM method isolates the net cash flows expected to be generated from existing partner and customer relationships after considering contributory asset charges, with the fair value equal to the present value of these cash flows over the asset’s economic life. Significant assumptions used in estimating the fair value of customer relationships include forecasted revenue growth, attrition rate, profitability measures such as EBIT or EBITDA margin, as well as the discount rate.

•Developed technology was valued using the replacement cost method, a form of the cost approach. The replacement cost method estimates the value of Mr. Cooper’s proprietary technology based on the cost required to recreate it, including opportunity costs and development expenses.

•The trade name was valued using the RFR method, a form of the income approach. The RFR method estimates the fair value of Mr. Cooper’s established brand name based on the hypothetical royalty payments Mr. Cooper avoids by not having to license the name. The fair value equals the present value of avoided royalty payments (i.e., the economic benefit of owning the asset outright).

Share-based Compensation

In connection with the Mr. Cooper Acquisition, each RSU and PSU was converted into the Rocket equivalent awards (with PSUs converted into time-based awards at the target level of performance as determined prior to closing). As a result, Rocket issued 9.2 million replacement RSUs and 9.8 million replacement PSUs, which were replaced with an equivalent number of RSUs. The portion of the fair value related to pre-combination services of $193 was included in consideration transferred, with no incremental fair value recognized upon conversion. The future unrecognized expense related to the converted RSUs and PSUs will be recognized over the remaining requisite service periods.

Senior Notes

The Company completed the exchange offers and consent solicitations related to Nationstar Mortgage Holdings Inc.’s $750 aggregate principal amount of outstanding 6.500% Senior Notes due 2029 (the “Existing 2029 Notes”) and $1,000 aggregate principal amount of outstanding 7.125% Senior Notes due 2032 (the “Existing 2032 Notes”). In the Exchange Offers, $738, or approximately 98.4% of the Existing 2029 Notes and $955, or approximately 95.5% of the Existing 2032 Notes were validly tendered. Accordingly, on October 1, 2025, the Company issued $738 of 6.500% Senior Notes due 2029 and $955 of 7.125% Senior Notes due 2032. In connection with the internal reorganization, Rocket Mortgage, LLC assumed all remaining notes that were not validly tendered.

Additionally, the Company completed the tender offers and consent solicitations related to Nationstar Mortgage Holdings Inc.’s $650 aggregate principal amount of 5.125% Senior Notes due 2030 and $600 aggregate principal amount of 5.750% Senior Notes due 2031. In these offers, $574, or approximately 88.4%, of the 2030 Notes and $536, or approximately 89.3%, of the 2031 Notes were validly tendered. On October 1, 2025, the Company accepted for purchase the notes validly tendered, funded by proceeds from the Company’s June 2025 unsecured notes issuance. In connection with the internal reorganization, Rocket Mortgage, LLC assumed all remaining notes that were not validly tendered.

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
($ In Millions, Except Per Share Amounts Or Unless Otherwise Noted)

Furthermore, the Company redeemed all of Nationstar Mortgage Holdings Inc.’s $500 aggregate principal amount of 5.000% Senior Notes due 2026, $600 aggregate principal amount of 6.000% Senior Notes due 2027, and $850 aggregate principal amount of 5.500% Senior Notes due 2028, funded by proceeds from the Company’s June 2025 unsecured notes issuance.

Unaudited Pro Forma Financial Information

Revenue and net income since the acquisition dates of Redfin and Mr. Cooper were not provided as it is impracticable for the Company to distinguish legacy Redfin and Mr. Cooper information due to the ongoing integration and system conversion efforts.

The following unaudited pro forma financial information summarizes the combined results of operations for Rocket, Redfin, and Mr. Cooper, as if the Acquisitions had both been consummated on January 1, 2024. The unaudited pro forma financial information was as follows:

	Year Ended December 31,
	2025	2024
	(Unaudited)
Total revenue, net	$9,485	$9,086
Net income	259	523
The unaudited pro forma financial information presented is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the Acquisitions were both consummated on January 1, 2024, and is not indicative of future operating results. The unaudited pro forma information for all periods presented includes the following adjustments, where applicable, for business combination accounting effects resulting from the Acquisitions: (i) incremental amortization of acquisition-related intangibles and reversal of contract asset amortization, (ii) net share-based compensation expense from Rocket replacement equity awards, (iii) interest and amortization expense on non-funding debt related to the assumed notes from the Acquisitions and the refinancing of certain historical Mr. Cooper notes with new Rocket notes, and (iv) the related tax effects.

The significant nonrecurring adjustments reflected in the unaudited pro forma consolidated information above include the impact of transaction costs of $74, the third party fees related to the Mr. Cooper notes assumed by Rocket Companies of $15, and the one-time discretionary payments of $10 made to certain former Redfin employees, all of which have been included in the earliest period presented.

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

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
($ In Millions, Except Per Share Amounts Or Unless Otherwise Noted)
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

The following is a description of measurement techniques for items recorded at fair value on a recurring basis. There were no material items recorded at fair value on a nonrecurring basis for the year ended December 31, 2025, except the fair value measurements determined as part of the part of the Acquisitions as discussed in Note 2, Acquisitions. There were no material items recorded at fair value on a nonrecurring basis as of December 31, 2024.

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

Derivative assets and liabilities:

IRLCs and LPCs — The fair values of IRLCs and LPCs are based on observable current market prices of securities backed by similar mortgage loan held for sale (discussed above), net of costs to close the loans, subject to adjustments for the estimated loan funding probability, or “pull-through factor” and the inherent value of servicing. Given the significant and unobservable nature of the pull-through factor and value of servicing, IRLCs and LPCs are classified as Level 3.

Forward commitments and Treasury futures — The Company's Forward commitments are valued based on quoted prices for similar assets and liabilities in an active market with inputs that are observable and are classified within Level 2 of the valuation hierarchy. The Company's Treasury futures are valued based on quoted prices for similar assets and liabilities in an active market with inputs that are observable and are classified within Level 2 of the valuation hierarchy.

MSRs — The Company estimates the fair value of its MSRs on a recurring basis using a process that combines the use of a discounted cash flow model and analysis of current market data to arrive at an estimate of fair value. The discounted cash flow model includes estimates of prepayment speeds, OAS, cost to service, delinquencies, ancillary revenues, recapture rates and other assumptions. The key assumptions to determine fair value include prepayment speeds, OAS and cost to service. MSRs are classified as Level 3.

Beginning in the fourth quarter of 2025, the Company completed the following two refinements to its estimation process for determining the fair value of MSRs.

First, the Company implemented a stochastic OAS valuation technique, replacing its former static discount rate approach. Under this technique, OAS represents the incremental spread added to the risk-free rate to reflect embedded prepayment optionality and other risk inherent in the MSRs and is used to discount projected cash flows across simulated interest-rate paths.

Second, the Company incorporated an explicit estimate of future cash flows from loans that are expected to be recaptured. The estimate of recapture cash flows is consistent with pricing and data observed from various market participants, including the Company’s independent third-party valuation firms. As a result of incorporating these additional recapture cash flows, the Company adjusted its OAS assumption to ensure that the fair value of MSRs remained consistent with current market participant pricing and is reflective of an exit price.

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
($ In Millions, Except Per Share Amounts Or Unless Otherwise Noted)

The net impact of these refinements were not significant to the overall estimate of MSR fair value for the year ended December 31, 2025. Furthermore, the Company’s estimated MSR fair value was corroborated as of December 31, 2025 with benchmark valuations from two independent third-party firms.

Investment securities — Investment securities are trading debt securities that are recorded at fair value using observable market prices for similar securities or identical securities that are traded in less active markets, which are classified as Level 2 and include highly rated municipal, government and corporate bonds.

Equity investments — As part of the Mr. Cooper Acquisition, the Company acquired equity investments from a previously divested title and field services businesses. The fair value of this equity interest is measured quarterly based on the minimum exit value established at the time of the transaction, together with observable market indicators. Because of the nature of the unobservable inputs, the Company classifies these investments as Level 3.

Non-mortgage loans held for sale — Non-mortgage loans held for sale are personal loans. The fair value of non-mortgage loans is determined using an internal valuation model that calculates the present value of estimated net future cash flows. Non-mortgage loans are classified as Level 3.

Assets and Liabilities of the consolidated CFE — Assets and liabilities represent non-mortgage loans and investment debt certificates at the consolidated CFE, respectively. The Company has elected the fair value option and measures both the assets and liabilities of the consolidated CFE using the more observable of the fair value of the financial assets or the fair value of the financial liabilities. The Company determined inputs to the fair value measurement of the financial assets to be more observable. The fair value of the assets and liabilities of the consolidated CFE are determined using an internal valuation model that calculates the present value of estimated net future cash flows and are classified as Level 3. The net equity in the consolidated CFE represents the fair value of the Company’s beneficial interest in the entity.

Excess spread financing — As part of the Mr. Cooper Acquisition, the Company assumed excess spread financing. The fair value of excess spread financing is determined using a stochastic OAS on a recurring basis based on the present value of future expected discounted cash flows with the discount rate approximating current market value for similar financial instruments. Excess spread financing liabilities are classified as Level 3.

Mortgage servicing rights financing liability — As part of the Mr. Cooper Acquisition, the Company assumed MSRs financing liabilities. The fair value of MSRs financing liabilities is determined using an internal valuation model that calculates the present value of estimated net future cash flows. MSRs financing liabilities are classified as Level 3.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The table below shows a summary of financial statement items that are measured at estimated fair value on a recurring basis, including assets measured under the fair value option. There were no material transfers of assets or liabilities recorded at fair value on a recurring basis between Levels 1, 2 or 3 during the years ended December 31, 2025 or December 31, 2024.

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
($ In Millions, Except Per Share Amounts Or Unless Otherwise Noted)

	Level 1	Level 2	Level 3	Total
Balance at December 31, 2025
Assets:
Cash and cash equivalents:
Money market funds	$47	$—	$—	$47
Mortgage loans held for sale (1)	—	15,221	250	15,471
Derivative assets:
IRLCs	—	—	294	294
LPCs	—	—	4	4
Forward commitments	—	62	—	62
MSRs	—	—	19,442	19,442
Other Assets:
Investment securities	—	43	—	43
Equity investments	—	—	6	6
Non-mortgage loans held for sale	—	—	411	411
Assets of the consolidated CFE	—	—	152	152
Total assets	$47	$15,326	$20,559	$35,932
Liabilities:
Derivative liabilities:
LPCs	$—	$—	$1	$1
Forward commitments	—	98	—	98
Treasury futures	—	46	—	46
Other liabilities
Liabilities of the consolidated CFE	—	—	120	120
Excess spread financing	—	—	337	337
MSRs financing liability	—	—	11	11
Total liabilities	$—	$144	$469	$613

Balance at December 31, 2024
Assets:
Mortgage loans held for sale (1)	$—	$8,778	$242	$9,020
Derivative assets:
IRLCs	—	—	103	103
Forward commitments	—	89	—	89
MSRs	—	—	7,633	7,633
Other assets:
Investment securities	—	41	—	41
Non-mortgage loans held for sale	—	—	262	262
Assets of the consolidated CFE	—	—	112	112
Total assets	$—	$8,908	$8,352	$17,260
Liabilities:
Derivative liabilities:
Forward commitments	$—	$11	$—	$11
Other liabilities:
Liabilities of the consolidated CFE	—	—	93	93
Total liabilities	$—	$11	$93	$104

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
($ In Millions, Except Per Share Amounts Or Unless Otherwise Noted)
(1)    As of December 31, 2025 and 2024, $167 and $115 of UPB of the level 3 MLHFS were 90 days or more delinquent and were considered in non-accrual status, respectively. The fair value of these level 3 MLHFS was $137 and $100 as of December 31, 2025 and 2024, respectively.

The following tables present the quantitative information for significant unobservable inputs used in the fair value measurements of material recurring Level 3 fair value financial instruments as of:

	December 31, 2025
Unobservable Input	Range	Weighted Average
Mortgage loans held for sale
Model pricing	71.7% - 104.0%	83.1%
IRLCs
Pull-through probability	0.0% - 100.0%	71.7%
Value of servicing (reflected as a % of pull-through adjusted UPB)	0.0% - 2.9%	1.3%
MSRs (1)
OAS (2)	7.3% - 11.3%	8.3%
Prepayment speeds	9.6% - 13.4%	10.7%
Cost to service per loan (3)	$42 - $113	$59
Non-mortgage loans held for sale
Discount rate	7.0% - 9.3%	7.0%
Assets and Liabilities of the consolidated CFE
Discount rate	7.0% - 7.0%	7.0%
Excess-spread financing (1)
OAS (2)	7.0% - 12.3%	8.8%
Prepayment speeds	6.6% - 8.4%	7.7%
Average life (4)		6.5 years
Mortgage servicing rights financing liability
Advance financing and counterparty fee rates	6.8% - 8.7%	7.9%
Annual advance recovery rates	10.9% - 15.1%	12.7%

	December 31, 2024
Unobservable Input	Range	Weighted Average
Mortgage loans held for sale
Model pricing	69.3% - 103.6%	89.0%
IRLCs
Pull-through probability	0.0% - 100.0%	73.2%
MSRs (1)
Discount rate	9.5% - 12.5%	9.9%
Prepayment speeds	6.7% - 21.8%	7.6%
Non-mortgage loans held for sale
Discount rate	8.0% - 9.3%	8.1%
Assets and Liabilities of the consolidated CFE
Discount rate	8.0%	8.0%
(1)    The inputs are weighted by investor.
(2)    OAS represents incremental spread above a risk-free rate (one-month SOFR), which is an observable input.
(3)    Presented in whole dollar amounts.
(4)    This is for informational purposes only.

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
($ In Millions, Except Per Share Amounts Or Unless Otherwise Noted)
The table below presents a reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for the years ended December 31, 2025 and 2024. MSRs are also classified as a Level 3 asset measured at fair value on a recurring basis. The related reconciliation is found in Note 4, Mortgage Servicing Rights and Related Liabilities. The Company had immaterial equity investments and LPCs assets and liabilities as of December 31, 2025.

	Mortgage Loans Held for Sale	IRLCs	Non-Mortgage Loans Held for Sale	Assets of the consolidated CFE	Liabilities of the consolidated CFE	Excess-spread financing	MSRs financing liability
Balance at December 31, 2024	$242	$103	$262	$112	$93	$—	$—
Acquired in business combination	65	53	—	—	—	346	23
Transfers in (1)	680	—	1,109	156	123	—	—
Transfers out/principal reductions (1)	(703)	—	(955)	(102)	(96)	(14)	—
Net transfers and revaluation gains	—	138	—	—	—	—	—
Total (losses) gains included in net income (loss) for assets held at the end of the reporting date	(34)	—	(5)	(14)	—	5	(12)
Balance at December 31, 2025	$250	$294	$411	$152	$120	$337	$11

Balance at December 31, 2023	$439	$133	$163	$—	$—	N/A	N/A
Transfers in (1)	418	—	281	128	108	N/A	N/A
Transfers out/principal reductions (1)	(605)	—	(170)	(16)	(15)	N/A	N/A
Net transfers and revaluation losses	—	(30)	—	—	—	N/A	N/A
Total losses included in net income (loss) for assets held at the end of the reporting date	(10)	—	(12)	—	—	N/A	N/A
Balance at December 31, 2024	$242	$103	$262	$112	$93	N/A	N/A
(1)    Transfers in represent loans repurchased from investors or loans originated for which an active market currently does not exist. Transfers out primarily represent loans sold or transferred to third parties and loans paid in full.

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
($ In Millions, Except Per Share Amounts Or Unless Otherwise Noted)
Fair Value Option

The following is the estimated fair value and UPB of MLHFS, non-mortgage loans held for sale and assets of the consolidated CFE that have contractual principal amounts and for which the Company has elected the fair value option. The fair value option was elected for these assets as the Company believes fair value best reflects their expected future economic performance:

	Fair Value	Principal Amount Due Upon Maturity	Difference (1)
Balance at December 31, 2025
Mortgage loans held for sale	$15,471	$15,061	$410
Non-mortgage loans held for sale	411	406	5
Assets of the consolidated CFE	152	152	—

Balance at December 31, 2024
Mortgage loans held for sale	$9,020	$8,889	$131
Non-mortgage loans held for sale	262	269	(7)
Assets of the consolidated CFE	112	112	—
(1)    Represents the amount of gains (losses) included in Gain on sale of loans, net for Mortgage loans held for sale and Other income for Non-mortgage loans held for sale in the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss), due to changes in fair value of items accounted for using the fair value option.

Disclosures of the fair value of certain financial instruments are required when it is practical to estimate the value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.

The following table presents the carrying amounts and estimated fair value of financial liabilities that are not recorded at fair value on a recurring or nonrecurring basis. This table excludes Cash and cash equivalents, Restricted cash, Advance receivables, net, Loans subject to repurchase right from Ginnie Mae, Funding facilities and Other financing facilities as these financial instruments are highly liquid or short-term in nature and as a result, their carrying amounts approximate fair value.

	December 31, 2025		December 31, 2024
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Total Senior Notes, net	$10,423	$10,502	$4,039	$3,632
The fair value of Senior Notes was calculated using the observable bond price at December 31, 2025 and 2024, respectively. The Senior Notes are classified as Level 2 in the fair value hierarchy.

4. Mortgage Servicing Rights and Related Liabilities

The following table sets forth the carrying value of the Company's MSRs and the related liabilities, which are recorded at fair value as described in Note 3, Fair Value Measurements. MSR related liabilities are recorded in Other liabilities in the Company's Consolidated Balance Sheets.

	December 31, 2025	December 31, 2024
MSRs, at fair value	$19,442	$7,633

Excess spread financing, at fair value	$337	N/A
MSRs financing, at fair value	11	N/A
MSR related liabilities - nonrecourse, at fair value	$348	N/A

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
($ In Millions, Except Per Share Amounts Or Unless Otherwise Noted)
The following table summarizes changes to the MSR assets:

	Year Ended December 31,
	2025	2024
Fair value, beginning of period	$7,633	$6,440
Acquired in business combination (1)	11,606	—
MSRs originated	1,721	1,330
MSRs sales	(427)	(305)
MSRs purchases	568	760
Other changes (2)	13	—
Changes in fair value (3):
Due to changes in valuation model inputs or assumptions	(274)	211
Due to collection/realization of cash flows	(1,398)	(803)
Total changes in fair value	(1,672)	(592)
Fair value, end of period	$19,442	$7,633
(1)    As discussed in Note 2, Acquisitions, the Company recorded MSRs of $2 and $11,604 in connection with the acquisition of Redfin and Mr. Cooper, respectively.

(2)    Amounts primarily represent negative fair values reclassified from the MSR asset to Advance reserves as underlying loans are removed from the MSR and other reclassification adjustments.

(3)    Reflects changes in market interest rates and assumptions, including OAS, prepayment speeds, cost to service per loan, and the gains or losses on sales of MSRs during the period. It does not include the change in fair value of derivatives that economically hedge MSRs, the change in fair value of excess spread financing or the effects of contractual prepayment protection resulting from sales or purchases of MSRs.

In connection with the Mr. Cooper Acquisition, the Company acquired certain subservicing relationships associated with MSRs previously sold by Mr. Cooper. Following the Mr. Cooper Acquisition, the Company may periodically sell MSRs and retain subservicing for the related loans. The Company evaluates these transactions, including its continued involvement as subservicer to determine whether they meet the requirements for sale accounting. During the year ended December 31, 2025, the Company sold $1,164 in UPB of MSRs, of which $914 were retained by the Company as subservicer.

The Company’s MSR portfolio is comprised of both loans it has originated and sold servicing-retained and MSR’s acquired through acquisitions. The total UPB of mortgage loans serviced, excluding subserviced loans, at December 31, 2025 and 2024 was $1,290,325 and $525,518, respectively. The portfolio primarily consists of high-quality performing agency and government (FHA and VA) loans. As of December 31, 2025 and 2024, delinquent loans (defined as 60-plus days past-due) were 1.50% and 1.54%, respectively, of our total portfolio.

The key assumptions used to estimate the fair value of MSRs are prepayment speeds, the OAS and cost to service per loan. Increases in prepayment speeds generally have an adverse effect on the value of MSRs as the underlying loans prepay faster. In a declining interest rate environment, the fair value of MSRs generally decreases as prepayments increase and therefore, the estimated life of the MSRs and related cash flows decrease. Decreases in prepayment speeds generally have a positive effect on the value of MSRs as the underlying loans prepay less frequently. In a rising interest rate environment, the fair value of MSRs generally increases as prepayments decrease and therefore, the estimated life of the MSRs and related cash flows increase. Increases in the OAS generally result in a lower MSRs value and decreases in the OAS generally result in a higher MSRs value. Increases in the cost to service per loan generally have an adverse effect on the value of MSRs, as higher servicing expenses reduce the net cash flows associated with the asset, while decreases in the cost to service per loan generally have a positive effect on the value of MSRs, as lower expenses enhance expected cash flows and overall profitability.

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
($ In Millions, Except Per Share Amounts Or Unless Otherwise Noted)
MSRs uncertainties are hypothetical and do not always have a direct correlation with each assumption. Changes in one assumption may result in changes to another assumption, which might magnify or counteract the uncertainties. Refer to Note 3, Fair Value Measurements for further discussion. The following sensitivity analysis shows the potential impact on the fair value of the Company’s MSRs based on hypothetical changes in key assumptions, including the OAS, prepayment speeds and cost to service per loan for the year ended December 31, 2025:

	OAS (1)		Prepayment Speeds		Cost to Service per Loan (2)
	100 Basis Points Adverse Change	200 Basis Points Adverse Change	10% Adverse Change	20% Adverse Change	10% Adverse Change	20% Adverse Change
December 31, 2025
MSRs	$(718)	$(1,383)	$(527)	$(1,015)	$(124)	$(248)
(1)    Beginning in the fourth quarter of 2025, the Company valued MSRs using a stochastic OAS instead of a static discount rate. Refer to Note 3, Fair Value Measurements, for further discussion.

(2)    Beginning in the fourth quarter of 2025, the Company valued MSRs using a cost to service per loan that had not previously been explicitly considered as a key input in measuring the fair value of MSRs. Refer to Note 3, Fair Value Measurements, for further discussion.

The following sensitivity analysis shows the potential impact on the fair value of the Company’s MSRs based on hypothetical changes in key assumptions, including the discount rate and prepayment speeds for the year ended December 31, 2024:

	Discount Rate		Prepayment Speeds
	100 Basis Points Adverse Change	200 Basis Points Adverse Change	10% Adverse Change	20% Adverse Change
December 31, 2024
MSRs	$(332)	$(637)	$(203)	$(416)

Excess Spread Financing

As part of the Mr. Cooper Acquisition, the Company assumed certain of Mr. Cooper's agreements with third parties that include the right to receive a specified percentage of the excess cash flow generated from the portfolios in excess of a fixed base servicing fee per loan. The Company retains all the base servicing fees, ancillary income and interest float earnings on custodial deposits, and also incurs costs to service the specified pool. The Company is the legal owner and the servicer of the portfolios and provides all servicing and advancing functions.

In connection with the above transactions, the Company assumed refinanced loan obligations with third parties that require the Company to transfer the new loan or a replacement loan of similar economic characteristics into the respective portfolio if the Company refinances any loan in the portfolio. The new or replacement loan will be governed by the same terms set forth in the agreements described above.

The Company had excess spread financing liability of $337, related to the UPB of $59,695, as of December 31, 2025. Refer to Note 3, Fair Value Measurements, for key weighted-average inputs and assumptions used in the valuation of excess spread financing liability.

5. Mortgage Loans Held for Sale

The Company sells substantially all of its originated mortgage loans into the secondary market. MLHFS are loans originated that are expected to be sold into the secondary market. MLHFS are carried at fair value, which includes the UPB and any related mark-to-market adjustment. Refer to Note 3, Fair Value Measurements for additional detail.

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
($ In Millions, Except Per Share Amounts Or Unless Otherwise Noted)
The following is a roll forward of the activity in mortgage loans held for sale:

	Year Ended December 31,
	2025	2024
Balance at the beginning of period	$9,020	$6,542
Acquired in business combination (1)	2,885	—
Disbursements of mortgage loans held for sale	129,070	100,481
Proceeds from sales of mortgage loans held for sale	(127,523)	(99,492)
Gain on sale of mortgage loans excluding fair value of other financial instruments, net (2)	2,019	1,489
Balance at the end of period	$15,471	$9,020
(1)    As discussed in Note 2, Acquisitions, the Company recorded Mortgage loans held for sale, at fair value of $165 and $2,720 in connection with the acquisition of Redfin and Mr. Cooper, respectively.

(2)    The Gain on sale of loans excluding fair value of MSRs, net in the Consolidated Statements of Cash Flows includes income related to IRLCs, forward commitments and provision for investor reserves.

Credit Risk

The Company is subject to credit risk associated with mortgage loans that it purchases and originates during the period of time prior to the sale of these loans. The Company considers credit risk associated with these loans to be minimal as it holds the loans for a short period of time, which for the year ended December 31, 2025 is generally less than 45 days from the date of borrowing and the market for these loans continues to be highly liquid. The Company is also subject to credit risk associated with mortgage loans it has repurchased as a result of breaches of representations and warranties during the period of time between repurchase and resale.

6. Property and Equipment

Property and equipment are depreciated over lives primarily ranging from 3 to 10 years for office furniture, equipment, computer software and leasehold improvements. Property and equipment consist of the following:

	December 31,
	2025	2024
Internally-developed software	$323	$253
Office furniture, equipment and technology	302	297
Leasehold improvements	265	265
Projects-in-process	65	19
Total cost	$955	$834
Accumulated depreciation and amortization	(695)	(620)
Total property and equipment, net	$260	$214
The Company recorded Depreciation and amortization expense on property and equipment of $104, $89 and $88 for the years ended December 31, 2025, 2024 and 2023 respectively.

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
($ In Millions, Except Per Share Amounts Or Unless Otherwise Noted)
7. Borrowings

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

The Company is required to maintain certain covenants, including minimum tangible net worth, minimum liquidity, maximum total debt or liabilities to net worth ratio, pretax net income requirements and other customary debt covenants, as defined in the agreements. The Company was in compliance with all covenants as of December 31, 2025 and 2024.

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

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
($ In Millions, Except Per Share Amounts Or Unless Otherwise Noted)
Funding Facilities

Facility Type	Collateral	Maturity	Line Amount	Committed Line Amount	Outstanding Balance as of December 31,
					2025	2024
Mortgage Loan Funding:
1) Master Repurchase Agreement (1)(15)	Mortgage loans held for sale	9/16/2027	$1,000	$100	$983	$406
2) Master Repurchase Agreement (2)(15)	Mortgage loans held for sale	N/A	N/A	N/A	N/A	11
3) Master Repurchase Agreement (3)(15)	Mortgage loans held for sale	10/27/2026	1,500	250	437	252
4) Master Repurchase Agreement (15)	Mortgage loans held for sale	12/17/2027	2,500	250	1,617	602
5) Master Repurchase Agreement (15)	Mortgage loans held for sale	12/10/2026	1,500	250	1,475	107
6) Master Repurchase Agreement (15)	Mortgage loans held for sale	9/3/2027	1,000	100	476	764
7) Master Repurchase Agreement (15)	Mortgage loans held for sale	11/26/2027	1,500	100	1,452	1,400
8) Master Repurchase Agreement (4)(15)	Mortgage loans held for sale	6/11/2027	3,000	250	2,834	1,109
9) Master Repurchase Agreement (15)	Mortgage loans held for sale	6/11/2027	1,500	150	1,453	730
10) Master Repurchase Agreement (15)	Mortgage loans held for sale	10/2/2026	1,500	200	615	567
11) Master Repurchase Agreement (15)	Mortgage loans held for sale	6/10/2026	500	—	30	N/A
12) Master Repurchase Agreement (5)(15)	Mortgage loans held for sale	9/30/2027	1,200	—	145	N/A
13) Master Repurchase Agreement (6)(15)	Mortgage loans held for sale	10/16/2026	1,000	100	107	N/A
14) Master Repurchase Agreement (7)(15)	Mortgage loans held for sale	7/12/2026	200	30	46	N/A
15) Master Repurchase Agreement (15)	Mortgage loans held for sale	4/25/2026	100	—	16	N/A
16) Master Repurchase Agreement (8)(15)	Mortgage loans held for sale	3/26/2027	750	100	514	N/A
17) Master Repurchase Agreement (9)(15)	Mortgage loans held for sale	7/10/2026	500	50	234	N/A
18) Master Repurchase Agreement (10)(15)	Mortgage loans held for sale	11/18/2026	500	—	364	N/A
19) Master Repurchase Agreement (15)	Mortgage loans held for sale	12/23/2026	200	—	—	N/A
20) Master Repurchase Agreement (11)(15)	Mortgage loans held for sale	6/26/2026	1,500	—	—	N/A
			$21,450	$1,930	$12,798	$5,948
Mortgage Loan Early Funding:
21) Early Funding Facility (12)(15)	Mortgage loans held for sale	(12)	$5,000	—	$575	$403
22) Early Funding Facility (13)(15)	Mortgage loans held for sale	(13)	2,000	—	478	290
			$7,000	$—	$1,053	$693

Total Mortgage Funding Facilities			$28,450	$1,930	$13,851	$6,641

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
($ In Millions, Except Per Share Amounts Or Unless Otherwise Noted)

Facility Type	Collateral	Maturity	Line Amount	Committed Line Amount	Outstanding Balance as of December 31,
					2025	2024
Personal Loan Funding:
23) Revolving Credit and Security Agreement (14)(16)	Personal loans held for sale	N/A	N/A	N/A	N/A	$160
24) Revolving Credit and Security Agreement (16)	Personal loans held for sale	8/19/2027	200	200	63	N/A
25) Credit and Security Agreement (16)	Personal loans held for sale	11/21/2028	150	75	17	N/A
26) Revolving Credit and Security Agreement (16)	Personal loans held for sale	12/20/2026	175	175	13	N/A
27) Revolving Credit and Security Agreement (16)	Personal loans held for sale	3/27/2028	300	100	185	N/A
28) Revolving Credit and Security Agreement (16)	Personal loans held for sale	12/26/2028	300	300	26	N/A
Total Personal Loan Funding Facilities			$1,125	$850	$304	$160

Total Funding Facilities			$29,575	$2,780	$14,155	$6,801
(1)    This facility has an overall line size of $1,000, of which $150 is a sublimit for early buy out financing.

(2)    This facility was voluntarily terminated in June 2025.

(3)    This facility has a 12-month initial term, which can be extended for 3-months at each subsequent 3-month anniversary from the initial start date. Subsequent to December 31, 2025 this facility was extended to January 25, 2027.

(4)    This facility has an overall line size of $3,000, of which $3,000 is a sublimit for early buy out financing. Capacity is fully fungible and is not restricted by these allocations.

(5)    This facility has an overall line size of $1,200, of which $950 is a sublimit for MSR financing.

(6)    Subsequent to December 31, 2025, this facility was paid off in full and voluntarily terminated.

(7)    This facility has an overall line size of $200, of which $30 is a sublimit for Advance financing.

(8)    This facility has an overall line size of $750, of which $750 is a sublimit for early buy out financing. Capacity is fully fungible and not restricted by these allocations.

(9)    Subsequent to December 31, 2025, this facility was amended to increase the total facility size to $1,000

(10)    Subsequent to December 31, 2025, this facility was amended to increase the total facility size to $1,000.

(11)    Subsequent to December 31, 2025, this facility was paid off in full and voluntarily terminated.

(12)    This facility is an evergreen agreement with no stated termination or expiration date. This agreement can be terminated by either party upon written notice.

(13)    This facility will be reviewed every 90 days. This facility is an evergreen agreement with no stated termination or expiration date. This agreement can be terminated by either party upon written notice.

(14)    This facility was voluntarily terminated in March 2025.

(15)    The interest rates charged by lenders on mortgage funding facilities included the applicable base rate plus a spread ranging from 1.00% to 1.63% for the year ended December 31, 2025 and 1.00% to 1.80% for the year ended December 31, 2024

(16)    The interest rates charged by lenders on personal loan funding facilities included the applicable base rate plus a spread ranging from 0.80% to 2.50% for the year ended December 31, 2025 and 1.15% for the year ended December 31, 2024.

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
($ In Millions, Except Per Share Amounts Or Unless Otherwise Noted)
Financing Facilities

Facility Type	Collateral	Maturity	Line Amount	Committed Line Amount	Outstanding Balance as of December 31,
					2025	2024
Line of Credit Financing Facilities
1) Unsecured line of credit (1)	—	N/A	N/A	N/A	N/A	—
2) Unsecured line of credit (1)	—	N/A	N/A	N/A	N/A	—
3) Revolving credit facility (8)	—	7/3/2028	2,300	2,300	—	—
			$2,300	$2,300	$—	$—

MSR and advance facilities
4) MSR line of credit (2)(8)	MSRs	12/10/2026	1,500	250	—	—
5) MSR line of credit (3)(8)	MSRs	9/30/2027	950	—	150	N/A
6) MSR line of credit (4)(8)	MSRs	11/17/2026	50	50	—	N/A
7) MSR line of credit (8)	MSRs	4/2/2027	1,750	700	700	N/A
8) MSR line of credit (5)(8)	MSRs	7/20/2027	950	950	450	N/A
9) MSR line of credit (8)	MSRs	4/1/2027	500	—	360	N/A
10) MSR line of credit (8)	MSRs	7/23/2027	500	150	150	N/A
11) MSR line of credit (8)	MSRs	7/17/2027	500	250	310	N/A
12) MSR line of credit (6)(8)	MSRs	7/25/2027	1,500	1,200	440	N/A
13) MSR line of credit (8)	MSRs	6/27/2027	500	250	265	N/A
14) MSR line of credit (8)	MSRs	6/25/2027	300	—	150	N/A
15) Advance facility (8)	Servicing advance receivables	8/13/2027	500	500	364	N/A
16) Advance facility (7)(8)	Servicing advance receivables	7/12/2026	30	30	1	N/A
17) Advance facility (8)	Servicing advance receivables	12/1/2027	350	127	99	N/A
18) Advance facility (6)(8)	Servicing advance receivables	7/25/2027	500	500	342	N/A
Total MSR and Advance Facilities			$10,380	$4,957	$3,781	$—
(1)    Refer to Note 8, Transactions with Related Parties for additional details regarding this unsecured line of credit. These facilities were voluntarily terminated in June 2025.

(2)    This facility is a sublimit of Master Repurchase Agreement 5, found above in Funding Facilities. Subsequent to December 31, 2025, this facility sublimit was voluntarily terminated.

(3)    This facility is a sublimit of Master Repurchase Agreement 12, found above in Funding Facilities. Refer to subfootnote 5, Funding Facilities for additional details regarding this financing facility.

(4)    Subsequent to December 31, 2025, this facility was voluntarily terminated.

(5)    Subsequent to December 31, 2025, this facility was amended to decrease the total facility size to $875, fully committed.

(6)    Total capacity for this facility is $2,000, of which $500 is internally allocated for Advance financing and $1,500 is internally allocated for MSR financing. Capacity is fully fungible and is not restricted by these allocations.

(7)    This facility is a sublimit of Master Repurchase Agreement 14, found above in Funding Facilities. Refer to subfootnote 7, Funding Facilities for additional details regarding this financing facility.

(8)    The interest rates charged by lenders on financing facilities included the applicable base rate, plus a spread ranging from 1.45% to 3.25% for the years ended December 31, 2025 and December 31, 2024.

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
($ In Millions, Except Per Share Amounts Or Unless Otherwise Noted)
Unsecured Senior Notes

The Company's Senior Notes listed below are unsecured obligation notes with no requirement to pledge collateral for the borrowings.

Facility Type	Maturity	Interest Rate	Outstanding Principal as of December 31,
			2025	2024
Unsecured Senior Notes (1)	10/15/2026	2.875%	$1,150	$1,150
Unsecured Convertible Senior Notes (2)	4/1/2027	0.500%	503	N/A
Unsecured Senior Notes (1)	1/15/2028	5.250%	62	62
Unsecured Senior Notes (1)	3/1/2029	3.625%	750	750
Unsecured Senior Notes (1)	8/1/2029	6.500%	12	N/A
Unsecured Senior Notes (1)	8/1/2029	6.500%	738	N/A
Unsecured Senior Notes (1) (3)	8/1/2030	6.125%	2,000	N/A
Unsecured Senior Notes (1)	12/15/2030	5.125%	76	N/A
Unsecured Senior Notes (1)	3/1/2031	3.875%	1,250	1,250
Unsecured Senior Notes (1)	11/15/2031	5.750%	64	N/A
Unsecured Senior Notes (1)	2/1/2032	7.125%	45	N/A
Unsecured Senior Notes (1)	2/1/2032	7.125%	955	N/A
Unsecured Senior Notes (1) (4)	8/1/2033	6.375%	2,000	N/A
Unsecured Senior Notes (1)	10/15/2033	4.000%	850	850
Total Senior Notes			$10,455	$4,062
Unamortized premium, net of unamortized discount			28	—
Unamortized issuance costs			(60)	(23)
Senior Notes, net			$10,423	$4,039

Weighted Average Interest Rate			5.03%	3.59%
(1)    The indentures provide that the Company may redeem all or a portion of the unsecured senior notes at any time on or after certain fixed dates at the applicable redemption prices set forth in the indentures plus accrued and unpaid interest, to the redemption dates.

(2)    The 2027 Convertible Senior Notes are unsecured obligation notes with no asset required to pledge for this borrowing. For the year ended December 31, 2025, the contractual interest expenses incurred were $1. The effective interest rate on the 2027 Convertible Senior Notes is 0.54%. The 2027 Convertible Senior Notes are convertible to cash, shares of the Company's common stock, or a combination thereof, at our election. The conversion rate is 8.47 shares of common stock per $1 principal amount. The free conversion date is January 1, 2027.

(3)    In October 2025, the Company completed the offering of $2,000 of unsecured senior notes due 2030.

(4)    In October 2025, the Company completed the offering of $2,000 unsecured senior notes due 2033.

The following table outlines the contractual maturities (by UPB) of unsecured senior notes (excluding interest and debt discount and premiums) for the years ended as follows:

Year	Amount
2026	$1,150
2027	503
2028	62
2029	1,500
2030	2,076
Thereafter	5,164
Total	$10,455
Refer to Note 3, Fair Value Measurements for information pertaining to the fair value of the Company’s debt as of December 31, 2025 and 2024.

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
($ In Millions, Except Per Share Amounts Or Unless Otherwise Noted)
8. Transactions with Related Parties

The Company has entered into various transactions and agreements with Related Parties. These transactions include providing financing and services as well as obtaining financing and services from these Related Parties.

Financing Arrangements

During the year ended December 31, 2025, the Company terminated two lines of credit with RHI. The lines of credit had a borrowing capacity of $2,000 and $100, respectively. The Company did not draw on the lines and there were no outstanding amounts due as of December 31, 2025 and 2024.

During the year ended December 31, 2025, the Company terminated their surplus debenture between RHI and RTIC. The aggregate amount outstanding was paid in full. RTIC repaid an aggregate of $29 and $3 for the years ended December 31, 2025 and 2024, respectively. The aggregate amount due to RHI was $29 as of December 31, 2024 and the total amount of interest accrued was $2 for the year ended December 31, 2024.

The Notes receivable and due from affiliates was $5 and $14 as of December 31, 2025 and 2024, respectively. The Notes payable and due to affiliates was zero and $31 as of December 31, 2025 and 2024, respectively.

Services, Products and Other Transactions

We have entered into transactions and agreements to provide certain services to Related Parties. We recognized revenue of $4, $6 and $9 for the years ended December 31, 2025, 2024 and 2023 respectively for the performance of these services, which was included in Other income in the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss). We have also entered into transactions and agreements to purchase certain services, products and other transactions from Related Parties. We incurred expenses of $3, $3 and $2, which are included in Salaries, commissions and team member benefits; $40, $50 and $53, which are included in General and administrative expenses; and $13, $11 and $12, which are included in Marketing and advertising expenses, for the years ended December 31, 2025, 2024 and 2023, respectively, in the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss).

The Company has also entered into an amended Tax Receivable Agreement with a related party as described further in Note 12, Income Taxes.

Lease Transactions with Related Parties

The Company is a party to lease agreements for certain offices, including our headquarters in Detroit, with various affiliates of Bedrock Management Services LLC, a related party and other related parties of the Company. The Company incurred expenses related to these arrangements of $75, $75 and $74 for the years ended December 31, 2025, 2024 and 2023, respectively. These amounts are included in General and administrative expenses in the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss).

9. Leases

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

The Company’s operating leases, in which the Company is the lessee, include real estate for our office facilities and a significant portion of operating lease expense is paid to a related party. The Company currently does not have any finance leases. Refer to Note 8, Transactions with Related Parties for information regarding lease transaction expenses with related parties.

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
($ In Millions, Except Per Share Amounts Or Unless Otherwise Noted)
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

The components of lease expense are presented in the table below:

	Year Ended December 31,
	2025	2024
Operating Lease Cost:
Fixed lease expense	$82	$77
Variable lease expense (1)	13	10
Total operating lease cost	$95	$87
(1)    Variable lease payments are expensed in the period in which the obligation for those payments is incurred. These variable lease costs are payments that vary in amount beyond commencement date, for reasons other than passage of time. The Company’s variable payments mainly include common area maintenance and building utility fees.

Supplemental cash flow information related to leases:

	Year Ended December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$92	$84
During the years ended December 31, 2025 and 2024, the ROU assets that were recorded for new and modified operating leases at the time of their commencement were $15 and $13, respectively.

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
($ In Millions, Except Per Share Amounts Or Unless Otherwise Noted)
Supplemental balance sheet information related to leases recorded in Other assets and Other liabilities on the Consolidated Balance Sheets:

	Year Ended December 31,
	2025	2024
Operating Leases:
Total lease ROU assets	$292	$282
Total lease liabilities	$334	$319
Weighted average lease term	4.4 years	5.0 years
Weighted average discount rate	5.15%	4.98%

Maturity of Lease Liabilities	Operating Leases
2026	$103
2027	95
2028	72
2029	40
2030	27
Thereafter	38
Total lease payments	$375
Less imputed interest	41
Total	$334
When applying the requirements of ASC 842, Leases, the Company made assumptions about the determination of whether a contract contains a lease and the determination of the discount rate for the lease.

Lessor

While the Company is the sublessor in certain leasing arrangements, the majority of such lease arrangements are intercompany and eliminated in consolidation.

10. Goodwill and Intangible Assets

Goodwill

As of December 31, 2025 and 2024, there was approximately $10,611 and $1,136 of goodwill recorded in Goodwill on our Consolidated Balance Sheets, respectively.

The changes to the amount of goodwill for the year ended December 31, 2025 by reportable segment were as follows:

	Direct to Consumer	Other	Total
Balance at December 31, 2024	$719	$417	$1,136
Redfin Acquisition (1)	1,012	221	1,233
Mr. Cooper Acquisition (1)	8,251	—	8,251
Impairment (2)	—	(9)	(9)
Balance at December 31, 2025	$9,982	$629	$10,611
(1)    Amounts reflect the Company’s preliminary allocation of goodwill resulting from the Acquisitions.

(2)    In connection with the Acquisitions, management approved a restructuring plan that included the wind down of the Rocket Homes business. Based on this restructuring, the Company recorded a goodwill impairment charge of $9, representing a full impairment of the Rocket Homes reporting unit. The reporting unit did not hold any other long-lived assets to be assessed for impairment. The impairment charge was included in Other expenses in the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss).

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
($ In Millions, Except Per Share Amounts Or Unless Otherwise Noted)
The following table summarizes the carrying value of goodwill:

	December 31, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount
Direct to Consumer	$9,982	$—	$9,982	$719	$—	$719
Other (1)	638	(9)	629	417	—	417
Total	$10,620	$(9)	$10,611	$1,136	$—	$1,136
(1)    Refer to subfootnote (2) above for details about the impairment loss in 2025.

Goodwill Impairment Test

The Company completed a qualitative impairment assessment of goodwill for each reporting unit as of October 1, 2025. The qualitative assessment did not identify indicators of impairment except for Rocket Homes which is described above. The Company concluded that it was more likely than not that each respective reporting unit had a fair value in excess of its carrying value. As such, further impairment assessment was not necessary.

Intangible Assets

As of December 31, 2025 and 2024, there was $2,224 and $91 of intangible assets recorded in Intangible assets, net on our Consolidated Balance Sheets, respectively, which primarily consist of trade names, customer relationships and developed technology recorded in connection with the Acquisitions.

The following table summarizes the carrying value of intangible assets:

	December 31, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets
Trade names (1)	$382	$53	$329	$19	$4	$15
Customer relationships (1)	1,439	95	1,344	91	29	62
Developed technology (1)	659	114	545	55	47	8
Other	—	—	—	2	2	—
Total	$2,480	$262	$2,218	$167	$82	$85

Indefinite-lived intangible assets
Title insurance assets	$6	$—	$6	$6	$—	$6
Total intangible assets	$2,486	$262	$2,224	$173	$82	$91
(1)    As of December 31, 2025 these amounts include identifiable intangible assets acquired from the Acquisitions. Refer to Note 2, Acquisitions for further information.

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
($ In Millions, Except Per Share Amounts Or Unless Otherwise Noted)
The weighted average remaining amortization period for each definite-lived intangible asset category is as follows:

Definite-lived intangible asset	Weighted average remaining amortization period
Trade names	6 years
Customer relationships	7 years
Developed technology	4 years
Other	7 years
Aggregate amortization expense was $186, $24 and $22 during the years ended December 31, 2025, 2024 and 2023, respectively.

The following table outlines the estimated remaining aggregate amortization expense of intangible assets that existed as of December 31, 2025:

Year	Amount
2026	$459
2027	458
2028	436
2029	323
2030	230
Thereafter	312
Total	$2,218

11. Other Assets

Other assets consist of the following:

	December 31,
	2025	2024
Non-mortgage loans held for sale	$411	$262
Mortgage production related receivables	356	61
Lease ROU assets	292	282
Restricted cash	238	16
Equity investments	225	—
Prepaid expenses	186	94
Assets of the consolidated CFE	152	112
Ginnie Mae buyouts	111	52
Investment securities, at fair value	43	41
Deferred tax asset, net	12	522
Other	430	165
Total other assets	$2,456	$1,607

12. Income Taxes

(Loss) income before income taxes consists of the following:

	Year Ended December 31,
	2025	2024	2023
U.S.	$(248)	$690	$(380)
Foreign	34	(22)	(23)
Total (Loss) income before income taxes	$(214)	$668	$(403)

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
($ In Millions, Except Per Share Amounts Or Unless Otherwise Noted)
Provision for (benefit from) income taxes consists of the following:

	Year Ended December 31,
	2025	2024	2023
Current
U.S. Federal	$5	$3	$4
State and local	3	—	1
Total current	$8	$3	$5

Deferred
U.S. Federal	$23	$7	$(9)
State and local	(11)	22	(9)
Total deferred	$12	$29	$(18)
Total provision for (benefit from) income taxes	$20	$32	$(13)
The reconciliation of the U.S. Federal statutory corporate income tax rate to the Company's effective tax rate consists of the following:

	Year Ended December 31, 2025
	Dollars	Percent of Pre-tax Income
U.S. Federal statutory tax rate	$(45)	21.00%
Income/loss attributable to non-controlling interest	26	(12.07)
State and local taxes, net of U.S. Federal tax benefit (1)	(6)	2.82
Foreign tax effects
Statutory tax rate difference between Canada and U.S.	(2)	0.91
Canada provincial taxes	4	(1.74)
Change in valuation allowance in Canada	(9)	4.01
Effect of changes in tax laws or rates	24	(11.38)
Effect of cross-border tax laws	3	(1.61)
Changes in valuation allowance	(10)	4.77
Tax credits	(10)	4.84
Nontaxable or nondeductible items
Nondeductible executive compensation	38	(17.67)
Transaction costs	13	(5.83)
Other nondeductible expenses	9	(4.16)
Share-based compensation	(15)	6.91
Effective tax rate	$20	(9.20)%
(1)    The states that contribute to the majority of the tax effect in this category include California, Michigan, New York, Illinois, and New Jersey.

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
($ In Millions, Except Per Share Amounts Or Unless Otherwise Noted)

	Year Ended December 31,
	2024	2023
U.S. Federal statutory tax rate	21.00%	21.00%
Income/loss attributable to non-controlling interest	(20.26)	(12.21)
State and local taxes, net of U.S. Federal tax benefit	2.70	1.57
Changes in valuation allowance	1.69	(5.01)
Nondeductible expenses	1.19	(1.90)
Share-based compensation	(1.81)	(0.49)
Other	0.31	0.22
Effective tax rate	4.82%	3.18%
For the years ended December 31, 2025, 2024 and 2023, the Company’s effective tax rate varies from the U.S. Federal statutory tax rate due to its organizational structure, state and local taxes inclusive of updates in its state and local deferred tax rate and valuation allowances for deferred tax benefits the Company does not believe are more likely than not to be realized. The Company accounts for the Global Intangible Low-Taxed Income tax expense in the period in which it is incurred.

Rocket Limited Partnership is a partnership for U.S. federal tax purposes and in most applicable jurisdictions for state and local income tax purposes. As a partnership, Rocket Limited Partnership is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by Rocket Limited Partnership is passed through and included in the taxable income or loss of its members, including Rocket Companies, in accordance with the terms of the limited partner agreement of Rocket Limited Partnership. Rocket Companies is a C Corporation and is subject to U.S. federal, state and local income taxes with respect to its allocable share of any taxable income of Rocket Limited Partnership.

Prior to the Up-C Collapse, Rocket Companies owned only a portion of Holdings LLC Units. Through the Up-C Collapse and conversion of Holdings LLC to Rocket Limited Partnership, Rocket Companies acquired the Holdings Units held by Rocket Companies’ chairman and RHI which have a book basis that is higher than the tax basis in the investment of Holdings. As of June 30, 2025, the date of the Up-C Collapse, this basis difference decreased the Company’s Deferred tax asset, net of valuation allowance by $397 and increased the Company’s Deferred tax liability by $894, resulting in a corresponding adjustment to Additional paid-in capital of $1,291 as a direct result of the transaction. After the Up-C Collapse and the conversion of Holdings LLC to Rocket Limited Partnership, the Company holds, indirectly, 100% of the voting and economic interests of Rocket Limited Partnership.

Redfin is a direct wholly owned subsidiary of Rocket Companies and as a C Corporation is included in the Rocket Companies consolidated federal tax return after the acquisition. Redfin is subject to state and local income taxes. Included within Redfin's opening balance sheet is $21 of uncertain tax positions related to prior year tax positions that have been netted against the applicable deferred tax asset on the opening balance sheet.

Mr. Cooper is an indirect wholly owned subsidiary of Rocket Companies and is included in the Rocket Limited Partnership federal tax return after the acquisition. Mr. Cooper is subject to state and local income taxes. Included within Mr. Cooper's opening balance sheet is $13 of uncertain tax positions related to prior year tax positions on the opening balance sheet.

Several subsidiaries of Rocket Limited Partnership, such as Rocket Mortgage, Rocket Close and other subsidiaries, are single member LLC entities. As single member LLCs of Rocket Limited Partnership, all taxable income or loss generated by these subsidiaries passes through and is included in the income or loss of Rocket Limited Partnership. A provision for state and local income taxes is required for certain jurisdictions that tax single member LLCs as regarded entities. Other subsidiaries of Rocket Limited Partnership, such as RTIC, LMB Mortgage Services and others, are treated as C Corporations and separately file and pay taxes apart from Rocket Limited Partnership in various jurisdictions including but not limited to U.S. federal, state, local and Canada.

Deferred income taxes arise from temporary differences between the financial statement carrying amount and the tax basis of assets and liabilities. The Company’s deferred tax (liabilities) assets arise from the following components of temporary differences and carryforwards:

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
($ In Millions, Except Per Share Amounts Or Unless Otherwise Noted)

	December 31,
	2025	2024
Net operating loss and credit carryforwards	$643	$207
Depreciable and amortizable assets, net	76	16
Debt and interest expense carryforwards	65	6
Other deferred tax assets and liabilities, net	20	(13)
Investment in partnership	(1,345)	464
Intangible assets, net	(223)	(18)
Valuation allowance	(74)	(158)
Net deferred tax (liabilities) assets	$(838)	$504
Deferred income taxes are presented on the Consolidated Balance Sheets based on their tax jurisdictions as follows:

	December 31,
	2025	2024
Deferred tax asset, net of valuation allowance	$12	$522
Deferred tax liability (included in Other liabilities)	(850)	(18)
Net deferred tax (liabilities) assets	$(838)	$504
As of December 31, 2025, the Company has a deferred tax asset before any valuation allowance of $82 and a deferred tax liability of $850. As of December 31, 2024, the Company had a deferred tax asset before any valuation allowance of $680 and a deferred tax liability of $18. The Company's deferred tax (liability) asset relates primarily to the difference in the tax and book basis of Rocket Companies’ investment in Holdings. The Company recognizes deferred tax assets to the extent it believes these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent results of operations. After considering all those factors, as of December 31, 2025 and 2024, respectively, management has recorded $74 and $158 of a valuation allowance for certain deferred tax assets the Company has determined are not more likely than not to be realized.

Changes in the deferred tax (liability) asset, net of valuation allowance for the investment in partnership recorded against Additional Paid-in Capital that occurred during the years ended December 31, 2025 and 2024 are included within Change in controlling interest of investment, net and Share-based compensation, net in the Consolidated Statements of Changes in Equity.

Of the $643 deferred tax assets related to the net operating loss and credit carryforwards at December 31, 2025, there are deferred tax assets related to federal net operating loss and credit carryforwards of $536 of which $119 will expire between 2026 and 2045 and $417 has no expiration, deferred tax assets related to state and local net operating loss and credit carryforwards of $89 of which $72 will expire between 2026 and 2045 and $17 has no expiration, and deferred tax assets related to foreign net operating loss and credit carryforwards of $18 which will expire between 2037 and 2045.

The Company recognizes uncertain income tax positions when it is not more likely than not a tax position will be sustained upon examination. As of December 31, 2025 and 2024, the Company has not recognized any material uncertain tax positions in operations. The Company has recorded uncertain tax positions related to the opening balance sheets of Redfin and Mr. Cooper. The Company accrues interest and penalties related to uncertain tax positions as a component of the income tax provision. No interest or penalties were recognized in income tax expense in the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss). The Company recognized $5 and zero of interest and penalties related to uncertain tax positions recognized on the Consolidated Balance Sheets as of December 31, 2025 and 2024. The total amount of uncertain tax positions that, if recognized, would impact the effective income tax rate were $10 and zero as of December 31, 2025 and 2024, respectively. Tax positions taken in tax years that remain open under the statute of limitations will be subject to examinations by tax authorities. With few exceptions, the Company is no longer subject to examinations by tax authorities for tax years ended December 31, 2017 or prior.

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
($ In Millions, Except Per Share Amounts Or Unless Otherwise Noted)
Below is a reconciliation of the changes in the federal and state uncertain tax position balances, exclusive of interest and penalties.

	Years Ended December 31,
	2025	2024	2023
Balance - beginning of year	$—	$—	$—
Increases in tax positions of prior years	34	—	—
Decreases in tax positions as a result of lapses in statute	—	—	—
Settlements	—	—	—
Balance - end of year	$34	$—	$—
The following represents the taxes paid by jurisdiction:

Year Ended December 31,
2025
U.S. Federal	$1
Various states	1
Foreign	—
Tax Receivable Agreement

We are party to a Tax Receivable Agreement, dated as of August 5, 2020, with RHI II that provides for the payment by us to RHI and Mr. Gilbert (or their transferees of Holdings LLC Units of Holdings LLC or other assignees) of 90% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize (computed using simplifying assumptions to address the impact of state and local taxes) as a result of: (i) certain increases in our allocable share of the tax basis in Holdings LLC’s assets resulting from (a) the purchases of Holdings LLC Units (along with the corresponding shares of Class D common stock or Class C common stock) from RHI and Mr. Gilbert (or their transferees of Holdings LLC Units or other assignees) using the net proceeds from our IPO or in any future offering (subject to the terms of the Tax Receivable Agreement Amendment (as defined above)), (b) exchanges by RHI and Mr. Gilbert (or their transferees of Holdings LLC Units or other assignees) of Holdings LLC Units (along with the corresponding shares of Class D common stock or Class C common stock) for cash or shares of Class B common stock or Class A common stock, as applicable (subject to the terms of the Tax Receivable Agreement Amendment), or (c) payments under the Tax Receivable Agreement; (ii) tax benefits related to imputed interest deemed arising as a result of payments made under the Tax Receivable Agreement; and (iii) disproportionate allocations (if any) of tax benefits to Holdings LLC as a result of section 704(c) of the Code, as amended, that relate to the reorganization transactions undertaken at the time of our IPO. The Tax Receivable Agreement makes certain simplifying assumptions regarding the determination of the cash savings that we realize or are deemed to realize from the covered tax attributes, which may result in payments pursuant to the Tax Receivable Agreement in excess of those that would result if such assumptions were not made.

As part of RHI’s internal reorganization, RHI contributed its rights to receive payments under the Tax Receivable Agreement in respect of RHI’s prior exchanges to RHI II, and RHI II completed a joinder to become a party to the Tax Receivable Agreement. As part of the Up-C Collapse, (i) Mr. Gilbert exchanged all of his Holdings LP Units and Class D common stock in exchange for shares of Class L common stock and (ii) the Tax Receivable Agreement was amended to provide that the terms of the Tax Receivable Agreement will not apply to any exchanges, including, for the avoidance of doubt, any fully paid and nonassessable Holdings LP Units exchanged as part of the Up-C Collapse (such as those exchanged by Mr. Gilbert), that occur, or are deemed to occur, on or following March 9, 2025.

As of December 31, 2025 and 2024, the Company had a liability for the Tax Receivable Agreement of $590 and $581, respectively, included within Other liabilities on the Consolidated Balance Sheets. A payment of $1 was made to RHI pursuant to the Tax Receivable Agreement during the year ended December 31, 2025. No payment was made to RHI pursuant to the Tax Receivable Agreement during the year ended December 31, 2024. Subsequent to December 31, 2025, a payment of $6 was made to RHI II pursuant to the Tax Receivable Agreement.

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
($ In Millions, Except Per Share Amounts Or Unless Otherwise Noted)
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

In addition, the Tax Receivable Agreement provides that in the case of a change in control of the Company or a material breach of our obligations under the Tax Receivable Agreement, we are required to make a payment to RHI II and Dan Gilbert in an amount equal to the present value of future payments (calculated using a discount rate equal to the lesser of 6.50% or a rate based on the benchmark rate used to determine pricing or interest rates in a majority of our then-outstanding repurchase or warehouse agreements or other financing arrangements providing for the financing of mortgage loans plus 100 basis points, which may differ from our, or a potential acquirer’s, then-current cost of capital) under the Tax Receivable Agreement, which payment would be based on certain assumptions, including those relating to our future taxable income. In these situations, our obligations under the Tax Receivable Agreement could have a substantial negative impact on our, or a potential acquirer’s, liquidity and could have the effect of delaying, deferring, modifying or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. These provisions of the Tax Receivable Agreement may result in situations where RHI II, having assumed RHI’s rights under the Tax Receivable Agreement, and Dan Gilbert have interests that differ from or are in addition to those of our other stockholders. In addition, we could be required to make payments under the Tax Receivable Agreement that are substantial, significantly in advance of any potential actual realization of such further tax benefits, and in excess of our, or a potential acquirer’s, actual cash savings in income tax.

Furthermore, Rocket Companies may elect to terminate the Tax Receivable Agreement early by making an immediate payment equal to the present value of the anticipated future cash tax savings (calculated using a discount rate equal to the lesser of 6.50% or the applicable base rate plus 100 basis points). In determining such anticipated future cash tax savings, the Tax Receivable Agreement includes several assumptions, including that (i) any Holdings Units that have not been exchanged are deemed exchanged for the market value of the shares of Class A common stock at the time of termination, (ii) Rocket Companies will have sufficient taxable income in each future taxable year to fully realize all potential tax savings, (iii) Rocket Companies will have sufficient taxable income to fully utilize any remaining net operating losses subject to the Tax Receivable Agreement in the taxable year of the election or future taxable years, (iv) the tax rates for future years will be those specified in the law as in effect at the time of termination and (v) certain non-amortizable assets are deemed disposed of within specified time periods.

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

Tax Distributions

Prior to the Up-C Collapse, the holders of Holdings LLC Units, including Rocket Companies Inc., incurred U.S. federal, state and local income taxes on their share of any taxable income of Holdings LLC. The operating agreement of Holdings LLC provided for pro rata cash distributions (“tax distributions”) to the holders of the Holdings LLC Units in an amount generally calculated to provide each holder of Holdings LLC Units with sufficient cash to cover its tax liability in respect of the Holdings LLC Units. In general, these tax distributions were computed based on Holdings LLC’s estimated taxable income, multiplied by an assumed tax rate as set forth in the operating agreement of Holdings LLC. As a result of the Up-C Collapse and the conversion of Holdings LLC to Rocket Limited Partnership, the Company holds, indirectly, 100% of the voting and economic interests of Rocket Limited Partnership and will be taxed on all taxable income at Rocket Limited Partnership. Any future tax distributions after the Up-C Collapse would remain within the consolidated financial reporting group.

For the years ended December 31, 2025 and 2024, Holdings paid tax distributions totaling $114 and $14, respectively, to holders of Holdings Units other than Rocket Companies.

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
($ In Millions, Except Per Share Amounts Or Unless Otherwise Noted)
13. Variable Interest Entities

Asset-Backed Financing Arrangements

In the normal course of business, the Company enters into various types transactions with SPEs. The Company acquired additional SPEs in connection with the Mr. Cooper Acquisition. The SPEs were established for a limited purpose and are determined to be VIEs. Generally, these SPEs are formed for asset-backed financing purposes, either through the issuance of debt or repurchase arrangements, supported by collections on the underlying financial assets. The Company has determined that the SPEs created in connection with certain asset-backed financing arrangements should be consolidated as the Company is the primary beneficiary of each of these entities.

The assets and liabilities of the Company’s transactions with consolidated VIEs included in the Company’s Consolidated Financial Statements were as follows:

December 31, 2025
Assets
Restricted cash (1)	$186
Mortgage loans held for sale, at fair value	6,792
Mortgage servicing rights, at fair value	2,964
Advance receivables, net	990
Non-mortgage loans held for sale, at fair value (1)	393
Total assets	$11,325

Liabilities
Funding facilities (2)	$6,499
MSR and advance facilities (2)	1,243
Other liabilities	5
Total liabilities	$7,747
(1)    Refer to Note 11, Other Assets, for additional information on restricted cash and non-mortgage loans held for sale.

(2)    Refer to Note 7, Borrowings, for additional information on Funding facilities and MSR and advance facilities.

Collateralized Financing Entities

In the normal course of business, the Company transfers financial assets to a trust for which the Company holds a variable interest. The Company has elected to account for the assets and liabilities of the VIE as a CFE. Refer to Note 1, Business, Basis of Presentation and Significant Accounting Policies and Note 3, Fair Value Measurements for additional information on CFEs.

14. Derivative Financial Instruments

Derivative instruments are used as part of the overall strategy to manage exposure or hedge to interest rate risks related to MLHFS and IRLCs, including certain LPCs and the MSR portfolio. The Company economically hedges the Pipeline separately from the MSR portfolio primarily using third-party derivative instruments. Such derivative instruments utilized by the Company include IRLCs, LPCs, Forward commitments, and Treasury futures. The Company’s derivative instruments are not designated as accounting hedging instruments, and therefore, changes in fair value are recorded in current period Net (loss) income. Unrealized and realized hedging gains and losses are included in Gain on sale of loans, net and Change in fair value of MSRs, net in the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss). The cash flows related to forward commitments to sell and purchase mortgage loans are included within the Gain on sale of loans excluding fair value of originated MSRs, net and Other operating activities in the Consolidated Statements of Cash Flows.

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
($ In Millions, Except Per Share Amounts Or Unless Otherwise Noted)
Net hedging (losses) gains were as follows:

	Year ended December 31,
	2025	2024	2023
Hedging (losses) gains	$(288)	$234	$161

Refer to Note 3, Fair Value Measurements, for additional information on the fair value of derivative financial instruments.

Notional and Fair Value

The notional and fair values of derivative financial instruments were as follows:

	Notional Value	Derivative Asset	Derivative Liability
Balance at December 31, 2025
Assets:
IRLCs, net of loan funding probability (1)	$9,611	$294	$—
LPCs, net of loan funding probability	690	4	—
Forward commitments	16,073	62	—
Treasury futures	12	—	—
Liabilities:
LPCs, net of loan funding probability	287	—	1
Forward commitments	19,446	—	98
Treasury futures	5,252	—	46

Balance at December 31, 2024
Assets:
IRLCs, net of loan funding probability (1)	$5,094	$103	$—
Forward commitments	9,034	89	—
Liabilities:
Forward commitments	3,793	—	11
(1)    IRLCs are also discussed in Note 15, Commitments and Contingencies.

As of December 31, 2025, the Company held $238 and $30 in collateral deposits and collateral obligations on derivative instruments, respectively. As of December 31, 2024, the Company held zero and $63 in collateral deposits and collateral obligations on derivative instruments, respectively. Collateral deposits and collateral obligations are recorded in Other assets and Other liabilities, respectively, in the Company’s Consolidated Balance Sheets, and are included in Net cash (used in) provided by operating activities within the Consolidated Statements of Cash Flows. The Company does not offset fair value amounts recognized for derivative instruments with amounts collected or deposited on derivative instruments in the Consolidated Balance Sheets.

Counterparty Credit Risk

Credit risk is defined as the possibility that a loss may occur from the failure of another party to perform in accordance with the terms of the contract, which exceeds the value of existing collateral, if any. The Company attempts to limit its credit risk by dealing with creditworthy counterparties and obtaining collateral where appropriate.

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
($ In Millions, Except Per Share Amounts Or Unless Otherwise Noted)
The Company is exposed to credit loss in the event of contractual nonperformance by its trading counterparties and counterparties to its various over-the-counter derivative financial instruments noted in the above Notional and Fair Value discussion. The Company manages this credit risk by selecting only counterparties that it believes to be financially strong, spreading the credit risk among many such counterparties, placing contractual limits on the amount of unsecured credit extended to any single counterparty and entering into agreements with the counterparties as appropriate. The Company incurred no credit losses due to nonperformance of any of its counterparties during the years ended December 31, 2025, 2024 and 2023.

15. Commitments and Contingencies

Interest Rate Lock Commitments

IRLCs are agreements to lend to a client as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company evaluates each client’s creditworthiness on a case-by-case basis.

The number of days from the date of the IRLC to expiration of fixed and variable rate lock commitments outstanding at December 31, 2025 and 2024 was 40 days, on average.

The UPB of IRLCs was as follows:

	December 31, 2025		December 31, 2024
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
IRLCs	$12,331	$1,066	$6,562	$393
Commitments to Sell Mortgage Loans

In the ordinary course of business, the Company enters into contracts to sell existing MLHFS into the secondary market at specified future dates. In the event that a forward commitment is not filled and there has been an unfavorable market shift from the date of commitment to the date of settlement, the Company is contractually obligated to pay a pair-off fee on the undelivered balance. The fair value of MLHFS commitments to sell existing loans as of December 31, 2025 and 2024 was $53 and $1, respectively.

Investor Reserves

The following presents the activity in the investor reserves:

	Year Ended December 31,
	2025	2024
Balance at beginning of period	$100	$92
Acquired in business combination	44	—
Provision for investor reserves	11	36
Realized losses	(26)	(28)
Balance at end of period	$129	$100
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

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
($ In Millions, Except Per Share Amounts Or Unless Otherwise Noted)
Purchase Commitments

Future purchase commitments include various non-cancelable agreements primarily related to our apps and websites, cloud computing services, network infrastructure for data operations and certain marketing arrangements. As of December 31, 2025, future purchase commitments primarily span a four year period, from 2027 through 2030, and aggregate to $914 in total.

Tax Receivable Agreement

As indicated in Note 12, Income Taxes, the Company is party to an amended Tax Receivable Agreement.

Legal

Rocket Companies and its subsidiaries engage in, among other things, mortgage origination and servicing, title and settlement services, and other financial technology services and products. The Company operates in highly regulated industries and are routinely subject to various legal and administrative proceedings concerning matters that arise in the normal and ordinary course of business, including inquiries, complaints, subpoenas, audits, examinations, investigations and potential enforcement actions from regulatory agencies and state attorneys general; state and federal lawsuits and putative collective and class actions; arbitrations; and other litigation. Periodically, we assess our potential liabilities and contingencies in connection with outstanding legal and administrative proceedings utilizing the latest information available. While it is not possible to predict the outcome of any of these matters, based on our assessment of the facts and circumstances, we do not currently believe any of these matters, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations or cash flows. However, actual outcomes may differ from those expected and could have a material effect on our financial position, results of operations or cash flows in a future period. The company accrues for losses when they are probable to occur and such losses are reasonably estimable. Legal costs are expensed as they are incurred.

Rocket Close, formerly known as Title Source, Inc., is currently involved in civil litigation related to a business dispute between Rocket Close and HouseCanary, Inc. (“HouseCanary”) in Bexar County, Texas. The lawsuit was filed on April 12, 2016, by Rocket Close and included claims against HouseCanary for breach of contract and fraudulent inducement stemming from a contract between Rocket Close and HouseCanary whereby HouseCanary was obligated to provide Rocket Close with appraisal and valuation software and services. HouseCanary filed counterclaims against Rocket Close for, among other things, breach of contract, fraud and misappropriation of trade secrets. On March 14, 2018, following trial of the claims in the lawsuit, a jury awarded damages in favor of HouseCanary and rejected Rocket Close's claims against HouseCanary. The district court entered judgment for HouseCanary on its misappropriation and fraud claims. On appeal, the Fourth Court of Appeals in San Antonio affirmed judgment of no-cause on Rocket Close’s claim for breach of contract, but reversed judgment on HouseCanary’s misappropriation of trade secrets and fraud claims and remanded the case for a new trial on HouseCanary’s claims. In November 2020, HouseCanary filed a petition requesting the Supreme Court of Texas review the court of appeals’ decision. The Supreme Court denied the petition on June 17, 2022, and the case was remanded to district court for a new trial. The outcome of this matter remains uncertain, and the ultimate resolution of the litigation may be several years in the future. At the new trial, Rocket Close intends to present new evidence, including evidence revealed by whistleblowers who came forward after the conclusion of the original trial and to vigorously defend this case and any subsequent actions.

Rocket Mortgage and Rocket Homes are defending themselves against a tag-along lawsuit filed by HouseCanary that also includes claims for misappropriation of trade secrets. That case is in its early stages and is stayed pending a resolution of Rocket Mortgage and Rocket Homes’ dispositive motion.

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
($ In Millions, Except Per Share Amounts Or Unless Otherwise Noted)
Since October 2023, a number of class action lawsuits have been filed on behalf of putative classes of home buyers and home sellers against the NAR, local real estate associations, MLS, and various residential real estate brokerages. Some of those lawsuits named Redfin Corp. as a defendant, including: Don Gibson, et al. v. NAR, et al., in the U.S. District Court for the Western District of Missouri; Mya Batton et al. v. Compass, Inc., et al., in the U.S. District Court for the Northern District of Illinois; Daniel Umpa v. NAR, et al., in the U.S. District Court for the Western District of Missouri; Nathaniel Whaley v. NAR, in the U.S. District Court for the District of Nevada; Angela Boykin v. NAR, et al., in the U.S. District Court for the District of Nevada; and Rajninder Jutla, et al. v. Redfin Corporation, et al., in the U.S. District Court for the Western District of Washington. These lawsuits allege a conspiracy to fix prices stemming from an NAR rule alleged to require brokers to make an offer of buyer broker compensation when listing a property on a multiple listing service. The plaintiffs generally seek injunctive relief, unspecified damages under federal antitrust law, and unspecified damages under various state laws. The Judicial Panel on Multidistrict Litigation denied a motion to consolidate some of these cases as In re Real Estate Commission Antitrust Litigation, MDL No. 3100 on April 12, 2024. On May 3, 2024, Redfin entered into a settlement term sheet (the “Proposed Settlement”) and on June 26, 2024, executed a settlement agreement (the “Settlement Agreement”) to resolve, on a nationwide basis, all claims asserted in the Gibson and the Umpa actions. The Settlement Agreement resolves all claims against Redfin in these two actions and similar claims on behalf of home sellers on a nationwide basis. Under the Settlement Agreement, Redfin paid $9.25 into a qualified settlement fund on August 26, 2024, and agreed to implement or continue certain practices. On July 15, 2024, the U.S. District Court for the Western District of Missouri granted preliminary approval of the Settlement Agreement and the court granted final approval of the Settlement Agreement on November 4, 2024. On December 3, 2024, a member of the Proposed settlement class appealed the court’s order granting final approval of the Settlement Agreement. On December 16, 2024, additional members of the settlement class separately appealed. The appeals are currently pending before the U.S. Court of Appeals for the Eighth Circuit.

On November 3, 2023, a putative class action lawsuit was filed against Mr. Cooper Group, Inc. in the U.S. District Court for the Northern District of Texas, on behalf of a class of persons purportedly impacted by a cyber attack against Mr. Cooper that occurred on October 31, 2023. The Company is vigorously defending this case. The complaint, filed by plaintiff Jennifer Cabezas, alleged that Mr. Cooper did not employ reasonable and adequate security measures to protect certain customer personal information accessed by the cyber attackers. Between November 2023 and February 7, 2024, 26 additional putative class actions were filed against Mr. Cooper and related entities asserting substantially similar claims and allegations; the cases were subsequently consolidated into a single class action. On July 15, 2024, 22 plaintiffs filed a consolidated complaint on behalf of themselves and an alleged putative nationwide class of “All individuals residing in the United States whose PII was accessed and/or acquired as a result of the Data Breach announced by Mr. Cooper in or around November 2023,” as well as 15 putative state subclasses. Plaintiffs asserted claims for breach of express contract, breach of implied contract, negligence, negligence per se, unjust enrichment, invasion of privacy, breach of confidence, and 19 state law claims. The consolidated complaint seeks damages, injunctive relief, disgorgement and restitution, and an award of costs, attorney fees and expenses, among other relief. On September 13, 2024, Mr. Cooper filed a motion to dismiss the consolidated complaint. On July 7, 2025, the Court granted the motion to dismiss as to the breach of express contract, unjust enrichment, invasion of privacy, and breach of confidence claims, denied the motion as to the breach of implied contract and negligence claims, and deferred ruling on the negligence per se and individual state law claims. The Company is also in discussions with various state regulators and attorneys general regarding ongoing investigations into the October 2023 cyber attack against Mr. Cooper.

As of December 31, 2025 and 2024, we have recorded reserves in accordance with ASC 450 related to potential damages in connection with legal and administrative proceedings of $74 and $5, respectively. For matters for which a loss is reasonably possible in future periods, an estimate may not be possible due to the early stage of the proceedings, the significant factual issues to be resolved, and/or the lack of specific damages requests. Generally, the less progress that has been made in the proceedings or the broader the range of potential results, the harder it is for the Company to estimate losses or ranges of losses that are reasonably possible the Company could incur. The ultimate outcome of these or other actions or proceedings, including any monetary awards against Rocket Companies or one or more of its subsidiaries, is uncertain and there can be no assurance as to the amount of any such potential awards. Rocket Companies and its subsidiaries will incur defense costs and other expenses in connection with these proceedings. Plus, if a judgment for money that exceeds specified thresholds is rendered against Rocket Companies or any of its subsidiaries and it or they fail to timely pay, discharge, bond or obtain a stay of execution of such judgment, it is possible that one or more of the companies could be deemed in default of loan funding facilities and other agreements governing indebtedness. If the final resolution in one or more of these proceedings is unfavorable, it could have a material adverse effect on the business, liquidity, financial condition, cash flows, and results of operations of Rocket Companies.

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
($ In Millions, Except Per Share Amounts Or Unless Otherwise Noted)
16. Regulatory Minimum Net Worth, Capital Ratio and Liquidity Requirements

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

Rocket Mortgage and Nationstar Mortgage are subject to certain minimum net worth, capital ratio and liquidity requirements and risk-based capital ratio established by the FHFA for the GSEs Seller/Servicers and Ginnie Mae for single family issuers. The effective requirements as of December 31, 2025 are listed below. Furthermore, refer to Note 7, Borrowings for additional information regarding compliance with all funding and financing facilities related covenant requirements. As of December 31, 2025 and 2024, Rocket Mortgage was in compliance with these requirements.

Minimum Net Worth

The minimum net worth requirement for Fannie Mae and Freddie Mac is defined as follows:

•    Base of $2.5 plus 25 basis points of total GSE Residential First Lien Mortgage Servicing UPB, plus 25 basis points of total non-agency single family outstanding servicing portfolio, plus 35 basis points of the Ginnie Mae Residential First Lien Mortgage Servicing UPB.

•    Adjusted/Tangible Net Worth is defined as total equity less goodwill and other intangible assets (excluding MSRs), affiliate receivables, deferred tax assets net of associated deferred tax liabilities and pledged assets net of associated liabilities.

The minimum net worth requirement for Ginnie Mae is defined as follows:

•    Base of $2.5, plus 35 basis points of the Ginnie Mae total single-family effective outstanding obligations, plus 25 basis points of total GSE single-family outstanding servicing portfolio balance, plus 25 basis points of total non-agency single-family outstanding serving portfolio.

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

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
($ In Millions, Except Per Share Amounts Or Unless Otherwise Noted)
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

•    Origination liquidity; 50 basis points of the sum of MLHFS at lower cost or market, MLHFS at fair value and UPB of IRLCs after fallout adjustment.

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

The minimum liquidity requirement for Ginnie Mae is defined as follows:

•    7 basis points of the portion of the servicing UPB for GSEs if the Company remits interest or principal, or both, as scheduled, plus 3.5 basis points of total UPB of GSE servicing if the Company remits interest and principal as actually collected, plus 3.5 basis points of our non-agency servicing UPB, plus 10 basis points of our servicing UPB for Ginnie Mae, plus 50 basis points of the sum of loans held for sale and UPB of IRLCs after fallout adjustment.

•    Allowable assets for liquidity may include cash and cash equivalents (unrestricted), available for sale or held for trading investment grade securities (e.g., Agency MBS, Obligations of GSEs, US Treasury Obligations) and outstanding principal and interest, taxes and insurance and foreclosure servicing advances.

Since Rocket Mortgage’s and Nationstar Mortgage's single-family servicing portfolios exceed $150,000 in UPB, we are also required to obtain an external primary servicer rating or master servicing rating and long-term senior unsecured or long-term corporate family credit ratings from two different rating agencies. As of December 31, 2025 and 2024, both companies were in compliance with these requirements.

The most restrictive of these regulatory requirements require the Company to maintain a minimum net worth of approximately $3,600, minimum liquidity of approximately $1,500 and capital/leverage ratio and risk-based capital ratio of 6% as of December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, both companies were in compliance with these requirements.

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
($ In Millions, Except Per Share Amounts Or Unless Otherwise Noted)
17. Segments

The Company’s Chief Executive Officer, who has been identified as its CODM, has evaluated how the Company views and measures its performance. ASC 280, Segment Reporting establishes the standards for reporting information about segments in financial statements. In applying the criteria set forth in that guidance, the Company has determined that it has two reportable segments - Direct to Consumer and Partner Network. The key factors used to identify these reportable segments are the Company’s internal operations and the nature of its marketing channels, which drive client acquisition into the mortgage platform. This determination reflects how its CODM monitors performance, allocates capital and makes strategic and operational decisions. Since the respective acquisition dates, the operations acquired from Mr. Cooper and Redfin have been managed within our existing reportable segment structure.

Direct to Consumer

In the Direct to Consumer segment, clients have the ability to interact with Rocket Mortgage digitally and/or with the Company’s mortgage bankers. The Company markets to potential clients in this segment through various brand campaigns and performance marketing channels. The Direct to Consumer segment generates revenue from originating, closing, selling and servicing predominantly agency-conforming loans, which are pooled and sold to the secondary market. This segment also produces revenue by providing title and settlement services and appraisal management to these clients as part of our end-to-end mortgage origination experience. Servicing and subservicing activities are fully allocated to the Direct to Consumer segment as they are viewed as an extension of the client experience, which positions us to have high retention and recapture the clients’ next refinance, purchase and personal loan transactions.

Revenues in the Direct to Consumer segment are generated primarily from the gain on sale of loans, which includes loan origination fees, revenues associated with title, closing and appraisal fees and revenues from sales of loans into the secondary market, as well as the Fair value of originated MSRs and hedging gains and losses. Loan servicing income consists of the contractual fees earned for servicing and subservicing loans and other ancillary servicing fees, as well as changes in the fair value of MSRs due to changes in valuation assumptions and realization of cash flows.

Partner Network

We provide industry-leading client service and leverage our widely recognized brand to strengthen our wholesale relationships, through Rocket Pro, as well as enterprise partnerships, and correspondent relationships, both driving growth in our Partner Network segment. Rocket Pro works exclusively with mortgage brokers, community banks and credit unions, enabling them to maintain their own brand and client relationships while leveraging Rocket Mortgage's expertise, technology and award-winning process. Our enterprise partnerships include financial institutions and well-known consumer-focused companies that value our award-winning client experience and offer their clients mortgage solutions through our trusted brand. These organizations connect their clients directly to us through marketing channels and referrals. In our Correspondent channel, we acquire mortgage loans from third-party mortgage originators and financial institutions, leveraging Rocket’s underwriting, fulfillment and secondary market capabilities.

Revenues in the Partner Network segment are generated primarily from the gain on sale of loans, which includes loan origination fees, revenues associated with title, closing and appraisal fees and revenues from sales of loans into the secondary market, as well as the Fair value of originated MSRs and hedging gains and losses.

Other Information About Our Segments

The Company measures the performance of the segments primarily on a Contribution margin basis. The CODM uses the total revenue and profitability metrics of each segment to assess performance and allocation of resources by segment. The accounting policies applied by our segments are described in Note 1, Business, Basis of Presentation and Significant Accounting Policies. Directly attributable expenses include Salaries, commissions and team member benefits, General and administrative expenses, Marketing and advertising expenses Interest and amortization on non-funding debt and Other expenses, such as mortgage servicing related expenses and expenses generated from Rocket Close (title and settlement services).

The Company does not allocate assets to its reportable segments as they are not included in the review performed by the CODM for purposes of assessing segment performance and allocating resources. The Consolidated Balance Sheets is managed on a consolidated basis and is not used in the context of segment reporting.

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
($ In Millions, Except Per Share Amounts Or Unless Otherwise Noted)

The Company also reports an “All Other” category that includes operations from Rocket Money, Rocket Loans as well as certain Redfin and Mr. Cooper operations, and includes professional service fee revenues from related parties. These operations are neither significant individually nor in aggregate and therefore do not constitute a reportable segment.

Key operating data for our business segments for the years ended:

Year Ended December 31, 2025	Direct to Consumer	Partner Network	Segments Total	All Other (1)	Total
Revenue
Gain on sale of loans, net	$3,130	$585	$3,715	$92	$3,807
Interest income	300	200	500	1	501
Interest expense on funding facilities	(231)	(144)	(375)	(1)	(376)
Servicing fee income	2,309	—	2,309	8	2,317
Changes in fair value of MSRs	(1,530)	—	(1,530)	—	(1,530)
Other income	813	27	840	1,136	1,976
Total revenue, net	4,791	668	5,459	1,236	6,695
Expenses
Salaries, commissions and team member benefits	1,329	234	1,563	402	1,965
General and administrative expenses	427	27	454	72	526
Marketing and advertising expenses	790	10	800	288	1,088
Interest and amortization on non-funding debt	65	—	65	—	65
Other expenses	251	11	262	48	310
Less: Directly attributable expenses	2,862	282	3,144	810	3,954
Change in fair value of MSRs due to valuation assumptions (net of hedges)	164	—	164	—	164
Contribution margin	$2,093	$386	$2,479	$426	$2,905

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
($ In Millions, Except Per Share Amounts Or Unless Otherwise Noted)

Year Ended December 31, 2024	Direct to Consumer	Partner Network	Segments Total	All Other (1)	Total
Revenue
Gain on sale of loans, net	$2,363	$605	$2,968	$45	$3,013
Interest income	224	189	413	—	413
Interest expense on funding facilities	(171)	(144)	(315)	—	(315)
Servicing fee income	1,456	—	1,456	6	1,462
Changes in fair value of MSRs	(579)	—	(579)	—	(579)
Other income	599	20	619	488	1,107
Total revenue, net	3,892	670	4,562	539	5,101
Expenses
Salaries, commissions and team member benefits	1,065	197	1,262	178	1,440
General and administrative expenses	279	25	304	61	365
Marketing and advertising expenses	653	9	662	162	824
Other expenses	146	9	155	5	160
Less: Directly attributable expenses	2,143	240	2,383	406	2,789
Change in fair value of MSRs due to valuation assumptions (net of hedges)	(199)	—	(199)	—	(199)
Contribution margin	$1,550	$430	$1,980	$133	$2,113

Year Ended December 31, 2023	Direct to Consumer	Partner Network	Segments Total	All Other (1)	Total
Revenue
Gain on sale of loans, net	$1,660	$371	$2,031	$35	$2,066
Interest income	182	145	327	—	327
Interest expense on funding facilities	(114)	(92)	(206)	—	(206)
Servicing fee income	1,397	—	1,397	5	1,402
Changes in fair value of MSRs	(701)	—	(701)	—	(701)
Other income	565	15	580	331	911
Total revenue, net	2,989	439	3,428	371	3,799
Expenses
Salaries, commissions and team member benefits	1,014	201	1,215	179	1,394
General and administrative expenses	189	21	210	17	227
Marketing and advertising expenses	602	10	612	125	737
Other expenses	119	8	127	6	133
Less: Directly attributable expenses	1,924	240	2,164	327	2,491
Change in fair value of MSRs due to valuation assumptions, (net of hedges)	(29)	—	(29)	—	(29)
Contribution margin	$1,036	$199	$1,235	$44	$1,279
(1)    All Other includes certain intercompany eliminations, as a portion of expense generated through intercompany transactions is allocated to our segments.

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
($ In Millions, Except Per Share Amounts Or Unless Otherwise Noted)
The following table represents a reconciliation of segment Contribution margin to consolidated U.S. GAAP (Loss) income before income taxes for the years ended:

	Year Ended December 31,
	2025	2024	2023
Contribution margin	$2,905	$2,113	$1,279
Change in fair value of MSRs due to valuation assumptions (net of hedges)	(164)	199	29
Less expenses not allocated to segments:
Salaries, commissions and team member benefits	1,342	821	863
General and administrative expenses	913	528	576
Depreciation and amortization	290	113	110
Interest and amortization expense on non-funding debt	373	154	153
Other expenses	37	28	9
(Loss) income before income taxes	$(214)	$668	$(403)

18. Non-controlling Interest

Prior to June 30, 2025, the date of the Up-C Collapse, the non-controlling interest balance represented the economic interest in Holdings LLC held by our Chairman and RHI. As a result of the Up-C Collapse and the conversion of Holdings LLC to Rocket Limited Partnership, the Company now holds, indirectly, 100% of the voting and economic interests of Rocket Limited Partnership and therefore, Rocket Limited Partnership has no further non-controlling interest.

As of December 31, 2024 Holdings Units held by Rocket Companies Inc. were 146,028,193 or 7.32% ownership, Holdings Units held by our Chairman were 1,101,822 or 0.06% ownership, and Holding Units held by RHI were 1,847,777,661 or 92.62% ownership.

Prior to the Up-C Collapse, the non-controlling interest holders had the right to exchange Holdings LLC, together with a corresponding number of shares of our Class D common stock or Class C common stock, for, at our option, (i) shares of our Class B common stock or Class A common stock or (ii) cash from a substantially concurrent public offering or private sale (based on the price of our Class A common stock). As such, prior to the Up-C Collapse, any exchanges of Paired Interests by noncontrolling interest holders resulted in a change in ownership and reduced or increased the amount recorded as noncontrolling interest and increased or decreased additional paid-in-capital when Holdings LLC had positive or negative net assets, respectively. During the periods presented, neither our Chairman, RHI, nor RHI II has exchanged any Paired Interests.

19. Share-based Compensation and Team Member Benefit Plan

RSUs, PSUs and stock options are granted to team members and directors of the Company and its affiliates under the 2020 Omnibus Incentive Plan, while the Rocket equivalent awards were issued as a result of the Acquisitions. Share-based compensation expense is recognized on a straight-line basis over the requisite service period based on the fair value of the award on the date of grant, with forfeitures recognized as they occur. Refer to Note 2, Acquisitions for further details on the impacts to share-based compensation of the Acquisitions.

Restricted Stock Units

The Company has granted RSUs to certain team members and certain non-employee directors that generally vest annually or semi-annually over a three-year period with 33% vesting on each of the first three anniversaries of the grant date, subject, in each case, to the grantee's employment or service with the Company through each applicable vesting date.

In connection with the Acquisitions, the Company assumed and converted RSUs issued to certain team members. The assumed and converted Redfin RSUs generally vest over a four-year period, with 25% vesting on the first anniversary of the grant date and quarterly thereafter. The assumed and converted Mr. Cooper RSUs generally vest over a three-year period with 33% vesting on each of the annual anniversaries of the grant date for Mr. Cooper awards subject to the grantee’s employment service with the Company through each applicable vesting date.

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
($ In Millions, Except Per Share Amounts Or Unless Otherwise Noted)
The RSU activity for the year ended December 31, 2025 was as follows:

	Number of Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Service Period
Outstanding as of December 31, 2024	21,892,391	$12.02	1.8 years
Additions
Granted	17,897,217	16.50	—
Assumed (converted equity awards)	27,989,555	17.85	—
Reductions
Vested	16,136,762	13.06	—
Forfeited	2,987,409	13.06	—
Outstanding as of December 31, 2025	48,654,992	$16.60	1.9 years
Performance Stock Units

The Company authorized 3,805,460 and 1,055,408 PSUs at target during the years ended December 31, 2025 and 2024, respectively, that will vest based on the satisfaction of certain market, performance and service conditions. No forfeitures occurred as of December 31, 2025 and 2024.

PSUs based on a Market Condition

The Company granted 916,295 and 527,704 PSUs during the years ended December 31, 2025 and 2024, respectively, with a grant date fair value of $22.48 and $18.22, respectively, as determined based on a Monte Carlo valuation model, that will cliff vest at the end of a three-year period based on the satisfaction of certain service and market conditions.

PSUs based on a Performance Condition

The Company granted 2,889,166 PSUs during the year ended December 31, 2025, of which 1,972,871 will cliff vest at the end of a three-year period based on the satisfaction of certain service and performance conditions and 916,295 will vest at the end of a two-year period based on the satisfaction of certain service and performance conditions.

The Company granted 527,704 PSUs during the year ended December 31, 2024, that will cliff vest at the end of a three-year period based on the satisfaction of certain service and performance conditions, which will be established by the Company at a future date. The Company has determined that the service inception date precedes the grant date and the fair value of these awards will be remeasured quarterly based on the current period share price until the awards are granted. This portion of the PSUs is not considered contingently issuable and is excluded from the calculation of earnings per share as of December 31, 2025 and 2024.

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
($ In Millions, Except Per Share Amounts Or Unless Otherwise Noted)
Stock Options

The Company has granted Stock Options to certain team members that generally vest and become exercisable over a three year period, with 33.33% vesting on the first anniversary of the grant date and the remaining 66.67% vesting ratably on a monthly basis over the 24 month period following the first anniversary of the grant date, subject to the grantee's employment or service with the Company through each applicable vesting date. The Stock Options will be exercisable, subject to vesting, for a period of 10 years after the grant date. The Stock Options activity for the year ended December 31, 2025 was as follows:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	14,552,254	$17.98	5.5 years	$—
Additions
Assumed (converted equity awards)	1,383,657	15.42	—	—
Reductions
Exercised	1,677,572	14.33	—	—
Expired	993,818	17.93	—	—
Forfeited	3,435	11.28	—	—
Outstanding as of December 31, 2025	13,261,086	$18.18	4.4 years	$19
During the year ended December 31, 2025, 1,383,657 Stock Options were issued to replace the issued and outstanding Redfin stock options in connection with the Redfin Acquisition. There were no other Stock Options granted during the year ended December 31, 2025. The Company had 13,261,086, 14,552,254 and 16,837,767 stock options exercisable as of December 31, 2025, 2024 and 2023, respectively.

The Company estimates the fair value of the Stock Options at the date of grant using the Black-Scholes option pricing model. The inputs to the Black-Scholes option pricing model for the awards assumed in connection with the Redfin Acquisition are as follows:

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Expected volatility	43% - 53%	N/A	N/A
Expected dividend yield	0.0%	N/A	N/A
Risk-free interest rates	3.8% - 4.3%	N/A	N/A
Expected term	0.10 - 3.9 years	N/A	N/A
The weighted average fair value of options assumed during 2025 was $3.53.

Expected volatility - This is a measure of the amount by which the price of the equity instrument has fluctuated or is expected to fluctuate. For the assumed options, the expected volatility was based on a combination of Rocket's historical annual volatility and the median historical annual volatility of a group of guideline companies. An increase in expected volatility would increase compensation expense.

Expected dividend yield - An increase in the expected dividend yield would decrease compensation expense.

Risk-free interest rate - This is the U.S. Treasury rate as of the measurement date having a term approximating the expected life of the award. An increase in the risk-free interest rate would increase compensation expense.

Expected term - The period of time over which the awards are expected to remain outstanding. For the assumed options, the Company generally estimates the expected term based on the mid-point between actual or expected vesting date and the contractual term. An increase in the expected term would increase compensation expense.

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
($ In Millions, Except Per Share Amounts Or Unless Otherwise Noted)
Team Member Stock Purchase Plan

The Company has an employee stock purchase plan, also referred to as the TMSPP, under which eligible team members may direct the Company to withhold up to 15% of their gross pay to purchase shares of common stock at a price equal to 85% of the closing market price on the exercise date. The TMSPP is a liability classified compensatory plan and the Company recognizes compensation expense over the offering period based on the fair value of the purchase discount. Under the TMSPP, the Company is authorized to issue up to 20,526,316 shares of its common stock to qualifying team members. There were 2,803,921, 2,524,819 and 3,286,442 shares purchased during the year ended December 31, 2025, 2024 and 2023, respectively, under the TMSPP.

Share-based Compensation Expense

The components of share-based compensation expense included in Salaries, commissions and team member benefits in the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) are as follows:

	Year ended December 31,
	2025	2024	2023
Rocket Companies, Inc. sponsored plans
RSUs (1)	$325	$135	$157
PSUs (2)	15	5	—
Stock options	—	—	19
TMSPP	6	5	4
Total share-based compensation expense	$346	$145	$180
(1)    Unrecognized compensation expense as of December 31, 2025 related to these RSUs was $436 and is expected to be recognized over a weighted average period of 2.1 years.

(2)    Unrecognized compensation expense as of December 31, 2025 related to these PSUs was $38 and is expected to be recognized over a weighted average period of 2.3 years.

Team Member Benefit Plan

The Company maintains a defined contribution 401(k) plan covering substantially all full-time and part-time team members of the Company. Team members can make elective contributions to the plan. The Company makes discretionary matching contributions of 50% of team members’ contributions to the plan generally up to an annual maximum of $2.5 thousand per team member. The Company’s contributions to the plans, net of team member forfeitures, for the years ended December 31, 2025, 2024 and 2023 amounted to $33, $25 and $27, respectively, and are included in Salaries, commissions and team member benefits in the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss).

20. Earnings Per Share

As of June 30, 2025, the effective date of the Up-C Collapse, onwards, the Company applies the two-class method for calculating and presenting earnings per share for Class A common stock and Class L common stock. Holders of Participating Common Stock are entitled to participate in earnings and dividends equally on a per share basis as if all shares of common stock were of a single class. Holders of the Participating Common Stock also have equal priority in liquidation. In applying the two-class method, the Company allocates undistributed earnings equally on a per share basis between Participating Common Stock. RSUs and PSUs awarded as part of the Company’s compensation program are included in the weighted-average Class A shares outstanding in the calculation of basic earnings per share once the units are fully vested. As of June 30, 2025 onwards the Net (loss) income attributable to Rocket Companies contemplates 100% economic interest of the Company. The weighted average shares outstanding calculation contemplates the weighted outstanding shares of Class L common stock for the periods presented.

Rocket Companies, Inc.
Notes to Consolidated Financial Statements (Continued)
($ In Millions, Except Per Share Amounts Or Unless Otherwise Noted)
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

Diluted earnings per share reflects the dilutive effect of potential common shares from share-based awards, shares issuable on the conversion of convertible debt and Class D common stock. The treasury stock method is used to calculate the dilutive effect of outstanding share-based awards, which assumes the proceeds upon vesting or exercise of awards would be used to purchase common stock at the average price for the period. The if-converted method is used to calculate the dilutive effect of converting our Convertible Senior notes and Class D common stock to Class A common stock. Under the if converted method, the denominator of the diluted earnings per share calculation is adjusted to reflect the full number of common shares issuable upon conversion of our Convertible Senior Notes and Class D common stock while the numerator is adjusted to add back interest and amortization expense for the period related to the Convertible Senior Notes.

The following table sets forth the calculation of the basic and diluted earnings per share for the period:

	Years Ended December 31,
	2025	2024	2023
Net (loss) income	$(234)	$636	$(390)
Net loss (income) attributable to non-controlling interest	166	(607)	374
Net (loss) income attributable to Rocket Companies	(68)	29	(16)

Numerator:
Net (loss) income attributable to Participating Common Stock - basic	$(68)	$29	$(16)
Add: Reallocation of Net (loss) income attributable to dilutive impact of pro-forma conversion of Class D shares to Class A shares (1)	—	—	(283)
Net (loss) income attributable to Participating Common Stock - diluted	$(68)	$29	$(299)
Denominator:
Weighted average shares of Participating Common Stock outstanding - basic (2)	1,322,362,708	141,037,083	128,641,762
Add: Dilutive impact of conversion of Class D shares to Class A shares	—	—	1,848,879,483
Add: Dilutive impact of share-based compensation awards (3)	—	—	3,002,445
Weighted average shares of Participating Common Stock outstanding - diluted	1,322,362,708	141,037,083	1,980,523,690

(Loss) earnings per share of Participating Common Stock outstanding - basic	$(0.05)	$0.21	$(0.12)
(Loss) earnings per share of Participating Common Stock outstanding - diluted	$(0.05)	$0.21	$(0.15)
(1)    Net (loss) income is calculated using the estimated annual effective tax rate of Rocket Companies, Inc.

(2)    Participating Common Stock was composed of the following:

	Years Ended December 31,
	2025	2024	2023
Class A common shares	385,259,423	141,037,083	128,641,762
Class L common shares	937,103,285	—	—
Total Participating Common Stock	1,322,362,708	141,037,083	128,641,762

(3)    Dilutive impact of share-based compensation awards for the periods presented are:

	Years Ended December 31,
	2025	2024	2023
RSUs	—	—	2,895,229
TMSPP	—	—	107,216
A portion of the Company RSUs, PSUs, stock options, shares issuable under the TMSPP and convertible notes were excluded from the computation of diluted earnings per share as the weighted portion for the period they were outstanding was determined to have an anti-dilutive effect. The following table sets forth the number of potentially issuable shares that were determined to have an anti-dilutive effect:

	Years Ended December 31,
	2025	2024	2023
RSUs	39,433,384	21,892,391	8,892,219
PSUs	4,782,252	770,448	—
Stock options	13,261,086	14,552,254	16,876,100
TMSPP	94,591	77,057	—
Convertible notes	4,263,561	—	—
Following the Up-C Collapse and as of as of December 31, 2025, all Holdings Units were directly held by Rocket Companies and were no longer paired with a corresponding number of shares of our Class D common stock or Class C common stock. For the year ended December 31, 2025, a weighted average, based on the period prior to the Up-C Collapse, of 911,776,183 Holding Units were outstanding. For the years ended December 31, 2024 and 2023, 1,848,879,483 Holdings Units were outstanding, together with a corresponding number of shares of our Class D common stock, which were exchangeable, at our option, for shares of our Class A common stock prior to the Up-C Collapse. After evaluating the potential dilutive effect under the if-converted method, the outstanding Holdings Units for the assumed exchange of non-controlling interests were determined to be anti-dilutive and thus were excluded from the computation of diluted earnings per share for the years ended December 31, 2025 and 2024. The Holding Units were determined to be dilutive for the year ended December 31, 2023 and therefore were included in the earnings per share calculation.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report. This system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of Consolidated Financial Statements for external purposes in accordance with U.S. GAAP. Based on such evaluation, our CEO and CFO have concluded that as of December 31, 2025, our disclosure controls and procedures are designed and effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f). Our management performed an assessment of the effectiveness of our internal control over financial reporting at December 31, 2025, based on the criteria of the “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective at December 31, 2025. Based on management’s assessment, we have concluded that our internal control over financial reporting was effective at December 31, 2025.

On July 1, 2025 and October 1, 2025, we completed the acquisitions of Redfin Corporation and Mr. Cooper Group Inc., respectively, as disclosed in Note 2, Acquisitions to the Consolidated Financial Statements within this Form 10-K, and we are currently integrating Redfin Corporation and Mr. Cooper Group Inc. into our operations, compliance programs and internal control processes. In accordance with the guidance issued by the United States Securities and Exchange Commission, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting during the first year following an acquisition. Accordingly, our assessment of internal control over financial reporting excludes Redfin Corporation and Mr. Cooper Group Inc., which are included in our December 31, 2025 Consolidated Financial Statements and represent 26% of Total assets (excluding acquired Goodwill and Intangible assets) as of December 31, 2025, and 16% of Total revenue, net for the year then ended.

The effectiveness of our internal control over financial reporting has been audited by Ernst & Young LLP, Independent Registered Public Accounting Firm, as stated in its report which is included herein.

Changes in Internal Control over Financial Reporting

Except for changes made in connection with the integration of Redfin and Mr. Cooper, there were no changes in our internal control over financial reporting identified in our management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) of the Exchange Act during the fiscal year covered by this Form 10-K that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Rocket Companies, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Rocket Companies, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Rocket Companies, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Redfin Corporation and Mr. Cooper Group Inc., which are included in the 2025 consolidated financial statements of the Company and constituted 26% of total assets (excluding Goodwill and Intangibles) as of December 31, 2025 and 16% of total revenue, net, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Redfin Corporation and Mr. Cooper Group Inc.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income (loss) and comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated March 2, 2026 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Detroit, Michigan
March 2, 2026

Item 9B. Other Information

Rule 10b5-1 Trading Arrangements

Our insider trading policy permits our officers and directors to establish pre-approved stock trading plans pursuant to Rule 10b5-1 promulgated under the Exchange Act. Rule 10b5-1 allows insiders to adopt written stock trading plans at a time when they are unaware of material non-public information which establish predetermined trading parameters that do not permit the insider to subsequently exercise any influence over how, when or whether to effect trades.

On December 4, 2025, William Emerson, a member of our board of directors who also served as our president until December 31, 2025, established a pre-approved Rule 10b5-1 trading plan to sell up to 405,782 shares of our Class A common stock. Mr. Emerson’s Rule 10b5-1 trading plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act, and the Company’s policies regarding transactions in Company securities. Mr. Emerson’s trading plan is scheduled to terminate on December 17, 2027, subject to early termination for certain specified events set forth within the plan. As required by securities laws, completed trades under the trading plan are reported by the individual on Form 4s filed with the SEC.

Executive Officer Appointment

On February 24, 2026, the Board of Directors of the Company appointed Brian Brown as President of the Company, effective February 26, 2026, succeeding Varun Krishna, the Company’s Chief Executive Officer, who held the President title since the prior President’s retirement on December 31, 2025.

As President, Chief Financial Officer and Treasurer of the Company, Mr. Brown will continue to lead the Finance team, while also expanding his duties to include the strategic development of growth strategies across the enterprise.

Mr. Brown, age 47, has served as Chief Financial Officer and Treasurer of the Company since November 2022. Mr. Brown previously served as the Company’s Chief Accounting Officer since the Company’s initial public offering in August 2020 and has held a number of other senior roles at Rocket Mortgage from 2014 to 2020.

In connection with Mr. Brown’s appointment as President of the Company, on February 24, 2026, the Compensation Committee of the Company’s Board of Directors approved an increase in his base salary to $900,000, with a target bonus of 200% of salary. He will be eligible for an annual equity grant in March 2026 at the same time as annual grants to other executive officers are made, with an expected target grant value of approximately $11 million. Subject to Mr. Brown’s execution and delivery of a general release of claims, he will be eligible for severance in the event he is terminated without cause or resigns for good reason (as defined in a letter agreement between the Company and Mr. Brown to include such actions as a material reduction in duties and responsibilities). This severance will include 12 months of salary, target bonus, and health benefits, along with 12 months of vesting of time-based restricted stock units granted to him in October 2025.

The foregoing summary of Mr. Brown’s letter agreement does not purport to be complete and is qualified in its entirety by reference to the text of the agreement attached as Exhibit 10.14 to this report and incorporated herein by reference.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The required information is incorporated by reference from the Proxy Statement pertaining to our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the Company's fiscal year end covered by this Annual Report on Form 10-K.

Item 11. Executive Compensation

The required information is incorporated by reference from the Proxy Statement pertaining to our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the Company's fiscal year end covered by this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The required information is incorporated by reference from the Proxy Statement pertaining to our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the Company's fiscal year end covered by this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The required information is incorporated by reference from the Proxy Statement pertaining to our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the Company's fiscal year end covered by this Annual Report on Form 10-K.

Item 14. Principal Accountant Fees and Services

The required information is incorporated by reference from the Proxy Statement pertaining to our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the Company's fiscal year end covered by this Annual Report on Form 10-K.

Part IV

Item 15. Exhibit and Financial Statement Schedules

Exhibit Number	Description
2.1
Reorganization Agreement, dated as of July 21, 2020, by and among Rocket Companies, Inc., RKT Holdings, LLC, Rock Holdings, Inc. and Daniel Gilbert (incorporated herein by reference to Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q, filed on September 2, 2020)

2.2
Amendment to the Reorganization Agreement, dated as of August 5, 2020, by and among Rocket Companies, Inc., RKT Holdings, LLC, Rock Holdings Inc. and Daniel Gilbert (incorporated herein by reference to Exhibit 2.2 to the Company's Quarterly Report on Form 10-Q, filed on September 2, 2020)

2.3†
Transaction Agreement, dated as of March 9, 2025, by and among Rocket Companies, Inc., Rock Holdings Inc., Eclipse Sub, Inc., Rocket GP, LLC, Daniel Gilbert and RHI II, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on March 10, 2025)

2.4
Amendment No. 1 to Transaction Agreement, dated as of April 7, 2025, by and among Rocket Companies, Inc., Rock Holdings Inc., Eclipse Sub, Inc. and Daniel Gilbert (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2025)

2.5#†
Agreement and Plan of Merger, dated March 9, 2025, by and among Rocket Companies, Inc., Neptune Merger Sub Inc., and Redfin Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on March 10, 2025)

2.6#†
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

4.2*	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
10.01+	Rocket Companies, Inc. 2020 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.6 to the Company's Amendment No. 2 to Form S-1 (Registration No. 333-239726) filed on July 28, 2020)
10.02+
Form of Restricted Stock Unit Agreement for use with the Rocket Companies, Inc. 2020 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K, filed on March 24, 2021)

10.03+
Form of Stock Option Agreement for use with the Rocket Companies, Inc., 2020 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K, filed on March 24, 2021)

10.04+
Form of Consultant Restricted Stock Unit Agreement for use with the Rocket Companies, Inc. 2020 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K, filed on March 24, 2021)

10.05+
Form of Consultant Stock Option Agreement for use with the Rocket Companies Inc. 2020 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K, filed on March 24, 2021)

10.06+	Rock Holdings Inc. 2015 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.10 to the Company's Amendment No. 2 to Form S-1 (Registration No. 333-239726) filed on July 28, 2020)
10.07+
Form of Restricted Stock Unit Award Agreement for use with the Rock Holdings Inc. 2015 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.11 to the Company's Amendment No. 2 to Form S-1 (Registration No. 333-239726) filed on July 28, 2020)

10.08+	Form of Executive Employment Agreement (incorporated herein by reference to Exhibit 10.4 to the Company's Amendment No. 2 to Form S-1 (Registration No. 333-239726) filed on July 28, 2020)

10.09+	Form of Consulting Agreement (incorporated herein by reference to Exhibit 10.34 to the Company's Amendment No. 2 to Form S-1 (Registration No. 333-239726) filed on July 28, 2020)
10.10+	Rocket Companies, Inc. 2020 Employee Stock Purchase Plan (incorporated herein by reference to Appendix A to the Company’s Schedule 14A filed April 26, 2023)
10.11+
Offer of Employment letter dated as of July 28, 2023, by and between RKT Holdings, LLC and Varun Krishna (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed on November 9, 2023)

10.12+
Employment Agreement dated as of July 28, 2023, by and between RKT Holdings, LLC and Varun Krishna (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed on November 9, 2023)

10.13+
Employment Agreement by and between RKT Holdings, LLC and Brian Brown, as amended October 2, 2022 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on August 9, 2023)

10.14+*	Updated Compensation Terms Relating to New Role, delivered February 24, 2026, by Rocket Companies, Inc., and agreed to by Brian Brown on February 27, 2026
10.15+
Form of Director Restricted Stock Unit Agreement for use with Rocket Companies, Inc. 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.95 to the Company’s Annual Report on Form 10-K filed on February 27, 2024)

10.16+	Rocket Companies, Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on May 7, 2024)
10.17+
Form of Performance-Based Restricted Stock Unit Award Agreement for Rocket Companies, Inc. 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on May 7, 2024)

10.18+*	Employment Agreement, effective as of October 1, 2025, by and between Rocket Limited Partnership and Jesse K. Bray
10.19	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.3 to the Company's Amendment No. 2 to Form S-1 (Registration No. 333-239726) filed on July 28, 2020)
10.20
Registration Rights Agreement between Rock Holdings, Inc., Daniel Gilbert, the other parties thereto and Rocket Companies, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed on November 12, 2020)

10.21	Tax Receivable Agreement (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, filed on November 12, 2020)
10.22
Tax Receivable Agreement Amendment, dated as of June 30, 2025, by and among Rocket Companies, Inc., RHI and Daniel Gilbert (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 30, 2025)

10.23	Joinder to the Tax Receivable Agreement, dated as of June 30, 2025, by RHI II, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on June 30, 2025)
10.24#
Amendment Number Two to Loan and Security Agreement (MSR Facility) dated April 28, 2023 by and between Rocket Mortgage, LLC, as borrower, and Citibank, N.A., as lender (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2023)

10.245
Amendment Number Three to Loan and Security Agreement (MSR Facility) dated November 7, 2023 by and between Rocket Mortgage, LLC, as borrower, and Citibank, N.A., as lender (incorporated by reference to Exhibit 10.9 of the Company’s Quarterly Report on Form 10-Q filed on November 9, 2023)

10.26#
Amendment Number Four to Loan and Security Agreement (MSR Facility) dated December 10, 2024 by and between Rocket Mortgage, LLC, as borrower, and Citibank, N.A., as lender (incorporated herein by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K, filed on March 3, 2025)

10.27#
Revolving Credit Agreement, dated as of April 30, 2025, by and among Rocket Mortgage, LLC, as Borrower, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q, filed on May 9, 2025)

10.28	Governance Letter Agreement, dated March 31, 2025, between Rocket Companies, Inc. and Dan Gilbert (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 31, 2025)

10.28
Indenture, dated as of June 20, 2025, among Rocket Companies, Inc., the guarantors named therein and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on June 23, 2025).

10.29	Indemnity Agreement, dated as of June 30, 2025 by and between Rocket Companies, Inc. and RHI II, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on June 30, 2025)
10.30
Second Amended and Restated Limited Partnership Agreement of Rocket Limited Partnership, dated as of June 30, 2025 (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on June 30, 2025)

10.31	Letter Agreement, dated as of June 30, 2025, between Rocket Companies, Inc. and Dan Gilbert (incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed on June 30, 2025)
10.32
Supplemental Indenture, dated as of July 1, 2025, between Redfin Corporation, Rocket Companies, Inc. and U.S. Bank Trust Company, National Association (incorporated by reference to Exhibit 4.8 to the Company’s Form 8-K filed on July 1, 2025)

10.34
Base Indenture entered into as of July 31, 2024, by and among Nationstar GNMA Trust, a Delaware statutory trust, as Issuer, Citibank, N.A., as Indenture Trustee, Calculation Agent, Paying Agent and Securities Intermediary, Nationstar Mortgage LLC, as Administrator and Servicer, Goldman Sachs Bank USA, as an Administrative Agent, and acknowledged by Pentalpha Surveillance LLC, as credit manager (incorporated by reference to Exhibit 10.3 to Mr. Cooper Group Inc’s Quarterly Report on Form 10-Q filed on October 23, 2024)

19.1	Rocket Companies, Inc. Insider Trading Policy (incorporated herein by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K, filed on March 3, 2025)
21.1*	Significant Subsidiaries of Rocket Companies, Inc.
23.1*	Consent of Ernst & Young LLP, independent registered public accounting firm
31.1*	Certification of CEO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)
31.2*	Certification of CFO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)
32.1*	Certification by the CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification by the CFO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Rocket Companies, Inc. Clawback Policy Effective as of September 27, 2023 (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed on February 27, 2024)
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

+	Management contract or compensatory plan or arrangement.
*	Filed herewith.
#	Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The Company agrees to furnish supplementally an unredacted copy of the exhibit to the Securities and Exchange Commission upon its request.
†	Certain schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally to the SEC a copy of any such schedule upon request by the SEC.

Item 16. Form 10-K Summary

None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 2, 2026.

Rocket Companies, Inc.

By:	/s/ Varun Krishna
Name: Varun Krishna
Title: Chief Executive Officer and Director
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 2, 2026.

Signature	Title

/s/ Varun Krishna	Chief Executive Officer and Director
Varun Krishna	(Principal Executive Officer)

/s/ Brian Brown	President, Chief Financial Officer and Treasurer
Brian Brown	(Principal Financial Officer)

/s/ Noah Edwards	Chief Accounting Officer
Noah Edwards	(Principal Accounting Officer)

/s/ Daniel Gilbert	Chairman of the Board of Directors
Daniel Gilbert

/s/ Jay Bray	Director
Jay Bray

/s/ Tagar Olson	Director
Tagar Olson

/s/ William Emerson	Director
William Emerson

/s/ Jonathan Mariner	Director
Jonathan Mariner

/s/ Alastair Rampell	Director
Alastair Rampell

/s/ Matthew Rizik	Director
Matthew Rizik

/s/ Suzanne Shank	Director
Suzanne Shank