Form 10-Q
period 2026-03-31
Rocket Companies, Inc.
filed 2026-05-12
CIK 1805284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of May 4, 2026, 980,550,267 shares of the registrant's Class A common stock, $0.00001 par value, and 1,848,879,455 shares of the registrant's Class L common stock, $0.00001 par value, were outstanding.

Rocket Companies, Inc.
Form 10-Q
For the period ended March 31, 2026

Glossary of Acronyms and Terms

The following listing provides a comprehensive reference of common acronyms and terms used throughout the document:

Reference	Term
2025 Form 10-K	The Company's Annual Report on Form 10-K for the period ending December 31, 2025
ASC	Accounting Standards Codification
CFE	Collateralized Financing Entity
CODM	Chief Operating Decision Maker
Consolidated Financial Statements	Collectively, Consolidated Balance Sheets of Rocket Companies, Inc., Consolidated Statements of Income (Loss) and Comprehensive Income (Loss), Changes in Equity and Cash Flows, and the related notes
DTC	Direct to Consumer
EBITDA	Earnings Before Interest, Taxes, Depreciation, and Amortization
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FHA	Federal Housing Administration
FHFA	Federal Housing Finance Agency
Form 10-K	Annual Report on Form 10-K
Form 10-Q	Quarterly Report on Form 10-Q
GSEs	Government-Sponsored Enterprises, Fannie Mae together with Freddie Mac
HouseCanary	HouseCanary, Inc.
Holdings LLC
Rocket, LLC, a Michigan limited liability company that was the Company's principal operating subsidiary prior to the Up-C Collapse, and which was converted into a limited partnership, Holdings LP, in connection with the Up-C Collapse

Holdings LLC Units	The common limited liability company interests of Holdings LLC held by RHI and Mr. Gilbert (or their transferees) which represented economic interests in Holdings LLC prior to the Up-C Collapse
Holdings LP	Rocket Limited Partnership, the successor entity to Holdings LLC following the Up-C Collapse
Holdings Units	Partnership units of Holdings LP, which, following the Up-C Collapse, are all directly or indirectly held by the Company
IRLCs	Interest rate lock commitments
Lendesk Technologies	Lendesk Canada Holdings Inc.
LPCs	Loan Purchase Commitments
LMB HoldCo LLC	Core Digital Media
MLHFS	Mortgage Loans Held for Sale
MLS	Multiple Listing Services
Mr. Cooper	Mr. Cooper Group Inc.
Mr. Cooper Acquisition	All-stock acquisition, effective October 1, 2025, pursuant to which the Company acquired Mr. Cooper, including its direct and indirect subsidiaries
MSRs	Mortgage Servicing Rights
OAS	Option Adjusted Spread
Other Rocket Companies	Other Rocket Companies subsidiaries, not including mortgage loan production or servicing
Our non-GAAP financial measures	Collectively, Adjusted revenue, Adjusted net income (loss), Adjusted diluted earnings (loss) per share and Adjusted EBITDA
Participating Common Stock	Class A common stock together with Class L common stock

Reference	Term
Pipeline	Our inventory of mortgage loans held for sale, interest rate lock commitments and loan purchase commitments
Pipeline hedges	Derivative financial instruments economically hedging our Pipeline
PN	Partner Network
PSUs	Performance Stock Units
Redfin	Redfin Corporation
Redfin Acquisition	All-stock transaction, effective July 1, 2025, pursuant to which the Company acquired Redfin, including its direct and indirect subsidiaries
Related Parties	Collectively, RHI, its subsidiaries, certain other affiliates and related parties
RHI	Rock Holdings Inc.
RHI II	RHI II, LLC
Rocket Close	Rocket Close, LLC, formerly Amrock Holdings, LLC
Rocket GP, LLC	General Partner of Rocket Limited Partnership
Rocket LP, LLC	Limited Partner of Rocket Limited Partnership
Rocket Homes	Rocket Homes Real Estate LLC
Rocket Loans	RockLoans Holdings LLC
Rocket Money	Rocket Money, Inc.
Rocket Mortgage	Rocket Mortgage brand or platform, or the Rocket Mortgage business as context allows
RSUs	Restricted Stock Units
RTIC	Rocket Title Insurance Company
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
SPEs	Special Purpose Entities
TBA	To Be Announced
the Acquisitions	The Redfin Acquisition together with the Mr. Cooper Acquisition
the Company, we, us, and our	Rocket Companies, Inc.
TMSPP	Team Member Stock Purchase Plan
TRA	Tax Receivable Agreement, dated as of August 5, 2020, with RHI and Mr. Gilbert
TRA Amendment	Amendment to the Tax Receivable Agreement, dated June 30, 2025, by and among the Company, RHI and Daniel Gilbert
U.S. GAAP	U.S. Generally Accepted Accounting Principles
Up-C Collapse	Series of transactions completed on June 30, 2025, pursuant to which the Company collapsed its Up-C structure
UPB	Unpaid Principal Balance
VIE	Variable Interest Entities

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Rocket Companies, Inc.
Condensed Consolidated Balance Sheets
($ In Millions, Except Per Share Amounts)

	March 31, 2026	December 31, 2025
Assets	(Unaudited)
Cash and cash equivalents	$2,687	$2,696
Mortgage loans held for sale, at fair value	13,928	15,471
Derivative assets, at fair value	734	360
Mortgage servicing rights, at fair value	19,377	19,442
Advance receivables, net of reserves and discount of $131 and $120, respectively	1,623	2,040
Property and equipment, net of accumulated depreciation and amortization of $726 and $695, respectively	273	260
Loans subject to repurchase right from Ginnie Mae	5,365	5,125
Intangible assets, net	2,109	2,224
Goodwill	10,611	10,611
Other assets	2,732	2,456
Total assets	$59,439	$60,685
Liabilities and equity
Liabilities
Secured financing	$15,882	$17,936
Unsecured financing	10,430	10,423
Derivative liabilities, at fair value	360	145
Loans subject to repurchase right from Ginnie Mae	5,365	5,125
Accounts payable and other liabilities	4,172	4,158
Total liabilities	$36,209	$37,787
Equity
Preferred stock, $0.00001 par value - 500,000,000 shares authorized as of March 31, 2026 and December 31, 2025, none issued and outstanding as of March 31, 2026 and December 31, 2025.	$—	$—
Class A common stock, $0.00001 par value - 10,000,000,000 shares authorized as of March 31, 2026 and December 31, 2025, 978,704,853 and 969,277,991 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively.	—	—
Class L common stock, $0.00001 par value - 6,000,000,000 shares authorized as of March 31, 2026 and December 31, 2025, 1,848,879,455 shares issued and outstanding as of March 31, 2026 and December 31, 2025.	—	—
Additional paid-in capital	22,809	22,774
Retained earnings	421	124
Total equity	23,230	22,898
Total liabilities and equity	$59,439	$60,685
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Rocket Companies, Inc.
Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)
($ In Millions, Except Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue
Gain on sale of loans
Gain on sale of loans excluding fair value of originated MSRs, net	$688	$507
Fair value of originated MSRs	688	265
Gain on sale of loans, net	1,376	772
Loan servicing income (loss)
Servicing fee income	1,083	401
Change in fair value of MSRs, net	(485)	(449)
Loan servicing income (loss), net	598	(48)
Interest income	507	201
Other income	460	176
Total revenue, net	2,941	1,101
Expenses
Salaries, commissions and team member benefits	1,079	610
General and administrative expenses	535	261
Marketing and advertising expenses	345	276
Interest expense	349	109
Depreciation and amortization	146	27
Other expenses	87	41
Total expenses	2,541	1,324
Income (loss) before income taxes	400	(223)
(Provision for) benefit from income taxes	(103)	11
Net income (loss)	297	(212)
Net loss attributable to non-controlling interest	—	202
Net income (loss) attributable to Rocket Companies	$297	$(10)

Earnings (loss) per share of Participating Common Stock
Basic	$0.11	$(0.07)
Diluted	$0.10	$(0.08)

Weighted average shares outstanding
Basic	2,828,455,368	147,717,296
Diluted	2,846,974,742	2,001,936,379

Comprehensive income (loss)
Net income (loss)	$297	$(212)
Comprehensive income (loss)	297	(212)
Comprehensive loss attributable to non-controlling interest	—	202
Comprehensive income (loss) attributable to Rocket Companies	$297	$(10)
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Rocket Companies, Inc.
Condensed Consolidated Statements of Changes in Equity
($ In Millions)
(Unaudited)

	Class A Common Stock Shares	Class D Common Stock Shares	Class L Common Stock Shares	Additional Paid-in Capital	Retained Earnings	Total Non-controlling Interest	Total Equity
Balance, December 31, 2024	146,028,193	1,848,879,483	—	$389	$313	$8,341	$9,043
Net loss	—	—	—	—	(10)	(202)	(212)
Share-based compensation, net	3,243,276	—	—	3	—	35	38
Distributions to unit holders (members) from subsidiary investment, net	—	—	—	—	—	(113)	(113)
Special Dividends to Class A Shareholders, net of forfeitures	—	—	—	—	(123)	(22)	(145)
Taxes withheld on team members' restricted share award vesting	—	—	—	(2)	—	(26)	(28)
Issuance of Class A common stock upon exercise of stock options	40,000	—	—	—	—	—	—
Issuance of Class A common stock under share-based compensation plans	839,012	—	—	1	—	8	9
Change in controlling interest of investment, net	—	—	—	13	—	(21)	(8)
Balance, March 31, 2025	150,150,481	1,848,879,483	—	$404	$180	$8,000	$8,584

	Class A Common Stock Shares	Class D Common Stock Shares	Class L Common Stock Shares	Additional Paid-in Capital	Retained Earnings	Total Non-controlling Interest	Total Equity
Balance, December 31, 2025	969,277,991	—	1,848,879,455	$22,774	$124	$—	$22,898
Net income	—	—	—	—	297	—	297
Share-based compensation, net	8,281,368	—	—	101	—	—	101
Taxes withheld on team members' restricted share award vesting	—	—	—	(88)	—	—	(88)
Issuance of Class A common stock upon exercise of stock options	623,015	—	—	10	—	—	10
Issuance of Class A common stock under share-based compensation plans	522,479	—	—	12	—	—	12
Balance, March 31, 2026	978,704,853	—	1,848,879,455	$22,809	$421	$—	$23,230
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Rocket Companies, Inc.
Condensed Consolidated Statements of Cash Flows
($ In Millions)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Operating activities
Net income (loss)	$297	$(212)
Adjustments to reconcile Net income (loss) to Net cash provided by (used in) operating activities:
Depreciation and amortization	146	27
Provision for (benefit from) deferred income taxes	97	(5)
Fair value of originated MSRs	(688)	(265)
Change in fair value of MSRs, net	325	446
Gain on sale of loans excluding fair value of MSRs, net	(688)	(507)
Disbursements of mortgage loans held for sale	(43,633)	(21,003)
Proceeds from sale of mortgage loans held for sale	45,666	20,893
Disbursements of non-mortgage loans held for sale	(453)	(122)
Proceeds from sale of non-mortgage loans held for sale	452	38
Share-based compensation expense	88	40
Other operating activities	186	—
Change in assets and liabilities
Advance receivables, net	415	—
Other assets	(329)	(149)
Accounts payable	(72)	110
Other liabilities	48	(87)
Total adjustments	$1,560	$(584)
Net cash provided by (used in) operating activities	$1,857	$(796)
Investing activities
Net proceeds from sale of MSRs	$576	$144
Net purchase of MSRs	(188)	(56)
Purchase of property and equipment, net of disposals	(43)	(14)
Other investing activities	(10)	1
Net cash provided by investing activities	$335	$75
Financing activities
Net (payments) borrowings on secured financing	$(2,054)	$889
Net payments on notes payable from unconsolidated affiliates	—	(29)
(Payments to) proceeds from consolidated CFE, net	(26)	26
Stock issuance, net	19	8
Taxes withheld on team members' restricted share award vesting	(88)	(28)
Distributions to other unit holders (members of Holdings)	(2)	(5)
Net cash (used in) provided by financing activities	$(2,151)	$861
Net increase in Cash and cash equivalents and restricted cash	41	140
Cash and cash equivalents and restricted cash, beginning of period	2,932	1,289
Cash and cash equivalents and restricted cash, end of period	$2,973	$1,429
Non-cash activities
Purchase of mortgage servicing rights holdback	$37	$22
Sale of mortgage servicing rights holdback	$48	$23
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

We are a Detroit‑based fintech company including mortgage, real estate and personal finance businesses with a mission to Help Everyone Home. We are committed to delivering industry-best client experiences through our AI-powered, vertically integrated homeownership ecosystem. Our full suite of products empowers our clients across home search, mortgage finance and servicing, title and closing, financial wellness and personal loans. We believe our widely recognized “Rocket” brand is synonymous with simple, fast and trusted digital experiences. Our business operations are presented through two reportable segments: (1) Direct to Consumer and (2) Partner Network, refer to Note 12, Segments for further information.

Rocket Companies, Inc. is a holding company. Its primary material assets are the equity interests held in Rocket LP, LLC, Rocket GP, LLC, and Redfin. Rocket Limited Partnership is a Michigan limited partnership and wholly owns the following entities: Rocket Mortgage, LLC, Rocket Close, RTIC, LMB HoldCo LLC, Rocket Homes, Rocket Loans, Rocket Money, Lendesk Technologies and Woodward Capital Management LLC.

On July 1, 2025 and October 1, 2025, Rocket Companies completed the acquisitions of Redfin and Mr. Cooper, respectively. Refer to Note 2, Acquisitions for further information.

Up-C Collapse

On June 30, 2025, the Company completed a series of transactions to simplify its organizational and capital structure by collapsing its Up-C structure. As a result of the Up-C Collapse, the Company holds, indirectly, 100% of the voting and economic interests of Rocket Limited Partnership, and only Class A common stock and Class L common stock are issued and outstanding. The Up-C Collapse was accounted for as a common control transaction, which results primarily in the exchange of non-controlling interests in Holdings LLC for Class L common stock. Refer to the 2025 Form 10-K for further details regarding the Up-C Collapse transaction steps. Refer to Note 14, Earnings Per Share for related impacts.

Basis of Presentation and Consolidation

As of March 31, 2026, the Company's Condensed Consolidated Financial Statements reflect the Company's wholly-owned subsidiaries and VIEs in which the Company is the primary beneficiary.

The Company applies the equity method of accounting to investments where it is able to exercise significant influence, but not control, over the policies and procedures of the entity and owns less than 50% of the voting interests. Investments in certain companies over which the Company does not hold a significant ownership interest and does not have the ability to exercise significant influence over operating and financial decisions of the investee are recorded at fair value at the end of each reporting period or at cost under the measurement alternative.

All significant intercompany transactions and accounts between the businesses comprising the Company have been eliminated in the accompanying Condensed Consolidated Financial Statements.

The Company measures certain assets and liabilities at fair value on a recurring basis. Additionally, other assets and liabilities may be required to be measured at fair value in the Condensed Consolidated Financial Statements on a nonrecurring basis. For further details of the Company’s transactions refer to Note 3, Fair Value Measurements.

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

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Millions, Except Per Share Amounts or Unless Otherwise Noted)
Our Condensed Consolidated Financial Statements are unaudited and presented in U.S. dollars. They have been prepared in accordance with U.S. GAAP pursuant to the rules and regulations of the SEC. The interim financial information should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC. In our opinion, these Condensed Consolidated Financial Statements include all normal and recurring adjustments considered necessary for a fair statement of our results of operations, financial position and cash flows for the periods presented. Our results of operations for any interim period are not necessarily indicative of the results that may be expected for a full fiscal year or for any other future period.

Reclassifications

Beginning first quarter of 2026, we reclassified certain interest-related activity within the Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss). These reclassifications have no impact on previously reported consolidated net income, financial position, or cash flows. Prior period amounts that are impacted have been reclassified to conform to the current presentation. Specifically, Interest income, net was retitled to Interest income and Interest and amortization expense on non-funding debt was retitled to Interest expense. Consistent with this revised presentation, Interest expense on funding facilities, which had historically been presented as a contra-revenue component of Interest income, net, was reclassified to Interest expense, resulting in $64 being reclassified for the three months ended March 31, 2025. Additionally, deposit and other interest-related income primarily related to custodial deposits was reclassified from Other income to Interest income, and certain other interest expense was reclassified from Other expenses to Interest expense, resulting in $110 and $8 , respectively, being reclassified for the three months ended March 31, 2025.

Management Estimates

The preparation of Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Management is not aware of any factors that would significantly change its estimates and assumptions as of March 31, 2026. Actual results may differ from these estimates.

Subsequent Events

In preparing these Condensed Consolidated Financial Statements, the Company evaluated events and transactions for potential recognition or disclosure through the date these Condensed Consolidated Financial Statements were issued.

On May 4, Atlantico LLC acquired a minority stake in Roosevelt Management Company LLC, an investment management firm that is a subsidiary of Rocket Companies. Atlantico LLC is affiliated with certain private funds managed by Pacific Investment Management Company LLC, a globally recognized asset manager and industry leader in fixed income. These funds, directly or via affiliated entities, also committed to invest up to $500 million in an MSR fund managed by Roosevelt.

Additionally, refer to Note 6, Borrowings for disclosure of changes to the Company’s debt agreements that occurred subsequent to March 31, 2026.

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

Restricted cash as of March 31, 2026 and 2025 consisted of cash on deposit for a repurchase facility, collected funds pledged to certain financing facilities, client application deposits, title premiums collected from the insured that are due to the underwriter, and principal and interest received in collection accounts for purchased assets. Restricted cash is included in Other assets on the Condensed Consolidated Balance Sheets.

	March 31,
	2026	2025
Cash and cash equivalents	$2,687	$1,409
Restricted cash	286	20
Total cash, cash equivalents and restricted cash, end of period in the Condensed Consolidated Statements of Cash Flows	$2,973	$1,429

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

Loan servicing income (loss), net — consists of the following:

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

Change in fair value of MSRs, net — includes adjustments for the fair value measurement, as of the respective balance sheet date, of MSR assets, derivative financial instruments economically hedging the MSR portfolio, and excess spread financing. Refer to Note 4, Mortgage Servicing Rights and Related Liabilities for information related to the gain/(loss) on changes in the fair value of MSRs and excess spread financing. Refer to Note 9, Derivative Financial Instruments for further information on the derivative financial instruments gain/(loss).

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Millions, Except Per Share Amounts or Unless Otherwise Noted)
Interest income — includes revenue generated from deposit income earned on cash deposits (including custodial deposits associated with the servicing portfolio), as well as interest earned on MLHFS and non-mortgage loans held for sale primarily for the period from origination to sale. Interest income is accrued and credited to income daily based on the UPB outstanding and recorded as earned. The accrual of Interest income is generally discontinued when a loan becomes 90 days past due. Loans return to accrual status when the principal and interest become current and it is probable that the amounts are fully collectible. For individual loans that have been modified, a period of six timely payments is required before the loan is returned to an accrual basis.

Other income — includes revenue earned from Rocket Close (title, closing and appraisal fees), Rocket Money (subscription revenue and other service-based fees), Real estate services revenue (commission-based brokerage revenue and real estate network referral fees) and Other (additional subsidiary and miscellaneous revenue).

The following significant revenue streams fall within the scope of ASC 606, Revenue from Contracts with Customers and are disaggregated hereunder. The remaining revenue streams within the scope of ASC 606 are immaterial, both individually and in aggregate.

Rocket Money subscription revenue — The Company recognizes subscription revenue ratably over the contract term beginning on the commencement date of each contract. We have determined that subscriptions represent a stand-ready obligation to perform over the subscription term. These performance obligations are satisfied over time as the customer simultaneously receives and consumes the benefits. Contracts are one month to one year in length. Subscription revenues were $103 and $85 for the three months ended March 31, 2026 and 2025, respectively.

Rocket Close closing fee revenue — The Company recognizes closing fees for nonrecurring services provided in connection with the origination of the loan. These fees are recognized at the time of loan closing for purchase transactions or at the end of a client's three-day rescission period for refinance transactions, which represents the point in time the loan closing services performance obligation is satisfied. The consideration received for closing services is a fixed fee per loan that varies by state and loan type. Closing fees were $49 and $24 for the three months ended March 31, 2026 and 2025, respectively.

Rocket Close appraisal revenue — The Company recognizes appraisal revenue when the appraisal service is completed. The Company may choose to deliver appraisal services directly to its client or subcontract such services to a third-party licensed and/or certified appraiser. In instances where the Company performs the appraisal, revenue is recognized as the gross amount of consideration received at a fixed price per appraisal. The Company is an agent in instances where a third-party appraiser is involved in the delivery of appraisal services and revenue is recognized net of third-party appraisal expenses. Appraisal revenue was $11 and $9 for the three months ended March 31, 2026 and 2025, respectively.

Real estate brokerage services revenue — Brokerage revenue includes our offer and listing services, where our lead agents represent homebuyers and home sellers. We recognize commission-based brokerage revenue upon closing of a brokerage transaction, less the amount of any commission refunds, closing-cost reductions, or promotional offers that may result in a material right under ASC 606. Brokerage revenue is affected by the number of brokerage transactions we close, the mix of brokerage transactions, home-sale prices, commission rates, and the amount we give to customers. Brokerage revenue was $138 and zero for the three months ended March 31, 2026 and 2025, respectively.

Real estate referral services revenue — The Company recognizes referral services revenue based on arrangements with partner agencies contingent on the closing of a transaction. As this revenue stream is variable, and is contingent on the successful transaction close, the revenue is constrained until the occurrence of the transaction. At this point, the constraint on recognizing revenue is deemed to have been lifted and revenue is recognized for the consideration expected to be received. Referral services revenue was $9 and $10 for the three months ended March 31, 2026 and 2025, respectively.

Real estate exchange revenue — Exchange revenue includes fees earned on a proprietary digital exchange for selling foreclosed, real estate owned, and seller-owned property. Revenue is recognized upon transfer of control of promised goods or services to customers in an amount that reflects the consideration expected to be received in exchange for those products. Exchange revenue was $15 and zero for the three months ended March 31, 2026 and 2025, respectively.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Millions, Except Per Share Amounts or Unless Otherwise Noted)

Zillow Partnership revenue — As part of the acquisition of Redfin, the Company has an arrangement with Zillow, Inc. and recognizes revenue from a Content License Agreement and Partnership Agreement, which were combined for accounting purposes. The combined contract contains a single integrated performance obligation to provide content license and lead generation services to Zillow. The $100 upfront payment received by Redfin under the Partnership Agreement was recognized as deferred revenue initially and the Company recognizes revenue on a straight-line basis over the remaining contract term after the acquisition date of Redfin, which approximates the pattern of satisfaction of our performance obligation. The variable consideration related to the per-lead fees will be recognized over time based on the actual number of leads generated and the Company does not believe that it is probable that a significant reversal will occur. Total revenue from these Zillow agreements was $42 and zero for the three months ended March 31, 2026 and 2025, respectively.

Variable Interest Entities

The Company consolidates VIEs in which it is the primary beneficiary. The Company’s consolidated VIEs relate to asset-backed financing arrangements and a CFE. Both types of VIEs are consolidated under ASC 810, Consolidation, as the Company has the power to direct the activities that most significantly impact each entity’s economic performance and has the obligation to absorb losses or the right to receive benefits that could be significant. The key distinction between the two categories relates to the nature of the underlying assets, the financing structure, and the applicable accounting election.

Asset-Backed Financing Arrangements

In the normal course of business, the Company enters into asset-backed financing arrangements with SPEs, which primarily consist of limited liability companies and trusts established for a limited purpose. Through these arrangements, the Company transfers financial assets, including MLHFS, mortgage servicing rights, advance receivables and non-mortgage loans held for sale, to SPEs in exchange for cash under the terms of its facility or financing agreements. The Company evaluated and concluded that the SPEs meet the criteria as a VIE and the Company is the primary beneficiary. These SPEs obtain financing through the issuance of debt or repurchase arrangements supported by collections on the underlying financial assets. Holders of the debt issued by these entities can look only to the assets of the entities themselves for satisfaction of the debt and have limited to no recourse against the Company.

Consolidation of the Collateralized Financing Entity

In the normal course of business, the Company transfers financial assets to a trust that qualifies as a CFE. Unlike the asset-backed financing arrangements described above, the Company has elected to apply the CFE measurement alternative under ASC 810 to this entity. A CFE is a VIE that holds financial assets, issues beneficial interests in those assets and has no more than nominal equity. The related assets are not available for general use by the Company and creditors have no recourse to the Company for the related liabilities. Under the CFE election, the Company measures both the financial assets and the financial liabilities of the entity using the more observable of the two, which the Company has determined to be the fair value of the financial assets.

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

Redfin Acquisition

Effective July 1, 2025, the Company acquired 100% of the outstanding shares of Redfin, in an all-stock transaction. The Company included the financial results of Redfin in its Condensed Consolidated Financial Statements from the date of acquisition.

The acquisition-date fair value of the consideration transferred for the Redfin Acquisition was approximately $1,742. The consideration transferred consisted of (i) $1,466 attributable to Rocket Class A common stock issued to Redfin stockholders, (ii) $24 related to converted Redfin equity awards attributable to pre-combination service, and (iii) $252 in cash paid to settle Redfin’s outstanding term loan principal, accrued interest, and prepayment premium.

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

The following table summarizes the preliminary purchase price allocation to our Condensed Consolidated Balance Sheets as of the acquisition date:

Fair Value
Assets acquired
Cash and cash equivalents	$173
Mortgage loans held for sale	165
Derivative assets	5
MSRs	2
Property and equipment	12
Intangible assets	881
Other assets	223
Total assets acquired	$1,461
Liabilities assumed
Secured financing	$158
Unsecured financing	526
Derivative liabilities	2
Accounts payable and Other liabilities	266
Total liabilities assumed	$952
Net identifiable assets acquired	$509
Goodwill	1,233
Total consideration transferred	$1,742
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
Mr. Cooper Acquisition

Effective October 1, 2025, the Company acquired 100% of the outstanding shares of Mr. Cooper Group, the country's largest residential mortgage servicer headquartered in Coppell, Texas and incorporated in Delaware, in an all-stock transaction. The Company included the financial results of Mr. Cooper in its Condensed Consolidated Financial Statements from the date of acquisition.

The acquisition-date fair value of the consideration transferred for the acquisition of Mr. Cooper was approximately $16,973. The consideration transferred consisted of (i) $13,667 attributable to Rocket Class A common stock issued to Mr. Cooper stockholders, (ii) $193 related to converted Mr. Cooper equity awards attributable to pre-combination service, and (iii) $3,113 of cash paid to settle Mr. Cooper’s outstanding unsecured senior notes, accrued interest, and other related fees.

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

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Millions, Except Per Share Amounts or Unless Otherwise Noted)
The following table summarizes the preliminary purchase price allocation to our Condensed Consolidated Balance Sheets as of the acquisition date:

Fair Value
Assets acquired
Cash and cash equivalents	$684
Mortgage loans held for sale	2,720
Derivative assets	116
MSRs	11,604
Advance receivables, net	1,043
Property and equipment	50
Loans subject to repurchase right from Ginnie Mae	1,423
Intangible assets	1,438
Other assets	800
Total assets acquired	$19,878
Liabilities assumed
Secured financing	$6,461
Unsecured financing	1,956
Derivative liabilities	71
Loans subject to repurchase right from Ginnie Mae	1,423
Accounts payable and Other liabilities	1,245
Total liabilities assumed	$11,156
Net identifiable assets acquired	$8,722
Goodwill	8,251
Total consideration transferred	$16,973
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

The following unaudited pro forma financial information summarizes the combined results of operations for Rocket, Redfin, and Mr. Cooper, as if the Acquisitions had both been consummated on January 1, 2024. The unaudited pro forma financial information was as follows:

Three Months Ended March 31,
2025
(Unaudited)
Total revenue, net	$2,081
Net loss	(224)
The unaudited pro forma financial information presented is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the Acquisitions were both consummated on January 1, 2024, and is not indicative of future operating results. The unaudited pro forma information for all periods presented includes the following adjustments, where applicable, for business combination accounting effects resulting from the Acquisitions: (i) incremental amortization of acquisition-related intangibles and reversal of contract asset amortization, (ii) net share-based compensation expense from Rocket replacement equity awards, (iii) Interest expense related to the assumed notes from the Acquisitions and the refinancing of certain historical Mr. Cooper notes with new Rocket notes, and (iv) the related tax effects.

The significant nonrecurring adjustments reflected in the unaudited pro forma consolidated information above include the impact of transaction costs of $74, the third party fees related to the Mr. Cooper notes assumed by Rocket Companies of $15, and the one-time discretionary payments of $10 made to certain former Redfin employees, all of which have been recognized as if incurred on the assumed acquisition date of January 1, 2024.

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

There have been no significant changes to the valuation techniques and inputs used by the Company in estimating fair values of Level 2 and Level 3 assets and liabilities as disclosed in the 2025 Form 10-K, with the exception of the following:

Investment securities — Investment securities includes: (1) trading debt securities that are recorded at fair value using observable market prices for similar securities or identical securities that are traded in less active markets, which are classified as Level 2 and include highly rated municipal, government and corporate bonds and (2) available for sale debt securities that are recorded at fair value using an internal valuation model that calculates the present value of estimated net future cash flows utilizing unobservable inputs, which are classified as Level 3.

Non-mortgage loan servicing rights: The fair value of non-mortgage loan servicing rights is determined using an internal valuation model that calculates the present value of the estimated net future cash flows. The discounted cash flow model includes estimates of prepayment speeds, cost to service, delinquencies, ancillary revenues, and other assumptions. These assets are classified as Level 3.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Millions, Except Per Share Amounts or Unless Otherwise Noted)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The table below shows a summary of financial statement items that are measured at estimated fair value on a recurring basis, including assets measured under the fair value option. There were no material transfers of assets or liabilities recorded at fair value on a recurring basis between Levels 1, 2 or 3 during the three months ended March 31, 2026 or the year ended December 31, 2025.

	Level 1	Level 2	Level 3	Total
Balance at March 31, 2026
Assets:
Cash and cash equivalents:
Money market funds	$10	$—	$—	$10
Mortgage loans held for sale (1)	—	13,664	264	13,928
Derivative assets:
IRLCs	—	—	361	361
LPCs	—	—	4	4
Forward commitments	—	360	—	360
Treasury futures	—	9	—	9
MSRs	—	—	19,377	19,377
Other assets:
Investment securities	—	53	27	80
Equity investments	—	—	6	6
Non-mortgage loans held for sale	—	—	411	411
Assets of the consolidated CFE	—	—	126	126
Non-mortgage loans servicing rights	—	—	15	15
Total assets	$10	$14,086	$20,591	$34,687
Liabilities:
Derivative liabilities:
LPCs	$—	$—	$9	$9
Forward commitments	—	229	—	229
Treasury futures	—	122	—	122
Other liabilities:
Liabilities of the consolidated CFE	—	—	94	94
Excess spread financing	—	—	328	328
MSRs financing liability	—	—	14	14
Total liabilities	$—	$351	$445	$796

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Millions, Except Per Share Amounts or Unless Otherwise Noted)

	Level 1	Level 2	Level 3	Total
Balance at December 31, 2025
Assets:
Cash and cash equivalents:
Money market funds	$47	$—	$—	$47
Mortgage loans held for sale (1)	—	15,221	250	15,471
Derivative assets:
IRLCs	—	—	294	294
LPCs	—	—	4	4
Forward commitments	—	62	—	62
MSRs	—	—	19,442	19,442
Other assets:
Investment securities	—	43	—	43
Equity investments	—	—	6	6
Non-mortgage loans held for sale	—	—	411	411
Assets of the consolidated CFE	—	—	152	152
Total assets	$47	$15,326	$20,559	$35,932
Liabilities:
Derivative liabilities:
LPCs	$—	$—	$1	$1
Forward commitments	—	98	—	98
Treasury futures	—	46	—	46
Other liabilities:
Liabilities of the consolidated CFE	—	—	120	120
Excess spread financing	—	—	337	337
MSRs financing liability	—	—	11	11
Total liabilities	$—	$144	$469	$613
(1)    As of March 31, 2026 and December 31, 2025, $158 and $167 of UPB of the Level 3 MLHFS were 90 days or more delinquent and were considered in non-accrual status, respectively. The fair value of these Level 3 mortgage loans held for sale was $128 and $137 as of March 31, 2026 and December 31, 2025, respectively.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Millions, Except Per Share Amounts or Unless Otherwise Noted)
The following table presents the quantitative information for significant unobservable inputs used in the fair value measurements of material recurring Level 3 fair value financial instruments as of:

	March 31, 2026		December 31, 2025
Unobservable Input	Range	Weighted Average	Range	Weighted Average
Mortgage loans held for sale
Model pricing	70.2% - 104.6%	80.2%	71.7% - 104.0%	83.1%
IRLCs
Pull-through probability	0.0% - 100.0%	72.3%	0.0% - 100.0%	71.7%
Value of servicing (reflected as a % of pull-through adjusted UPB)	0.0% - 3.4%	1.5%	0.0% - 2.9%	1.3%
MSRs (1)
OAS (2)	7.3% - 11.3%	8.3%	7.3% - 11.3%	8.3%
Prepayment speeds	9.2% - 11.4%	10.2%	9.6% - 13.4%	10.7%
Cost to service per loan (3)	$42 - $106	$59	$42 - $113	$59
Non-mortgage loans held for sale
Discount rate	7.0% - 9.3%	7.2%	7.0% - 9.3%	7.0%
Annual default rate	6.3% - 16.0%	8.2%	4.0% - 29.3%	9.0%
Assets and Liabilities of the consolidated CFE
Discount rate	7.0% - 7.0%	7.0%	7.0% - 7.0%	7.0%
Annual default rate	6.3% - 16.0%	7.9%	6.9% - 25.9%	8.9%
Excess-spread financing (1)
OAS (2)	7.0% - 12.3%	8.8%	7.0% - 12.3%	8.8%
Prepayment speeds	7.1% - 8.1%	7.7%	6.6% - 8.4%	7.7%
Average life (4)		6.4 years		6.5 years
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

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Millions, Except Per Share Amounts or Unless Otherwise Noted)
The table below presents a reconciliation of material Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended March 31, 2026 and 2025. MSRs are also classified as a Level 3 asset measured at fair value on a recurring basis and its reconciliation is found in Note 4, Mortgage Servicing Rights and Related Liabilities. The Company had immaterial equity investments, non-mortgage loans servicing rights, MSRs financing liability, investment securities and LPCs assets and liabilities as of March 31, 2026 and 2025.

	Mortgage Loans Held for Sale	IRLCs	Non-Mortgage Loans Held for Sale	Assets of the consolidated CFE	Liabilities of the consolidated CFE	Excess-spread financing
Balance at December 31, 2025	$250	$294	$411	$152	$120	$337
Transfers in (1)	141	—	453	—	—	—
Transfers out/principal reductions (1)	(107)	—	(452)	(22)	(26)	(14)
Total (losses) gains included in Net income (loss) for assets held at the end of the reporting period	(20)	67	(1)	(4)	—	5
Balance at March 31, 2026	$264	$361	$411	$126	$94	$328

Balance at December 31, 2024	$242	$103	$262	$112	$93	$—
Transfers in (1)	113	—	121	57	44	—
Transfers out/principal reductions (1)	(116)	—	(38)	(20)	(18)	—
Total (losses) gains included in Net income (loss) for assets held at the end of the reporting period	(3)	180	(2)	(1)	—	—
Balance at March 31, 2025	$236	$283	$343	$148	$119	$—
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
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Millions, Except Per Share Amounts or Unless Otherwise Noted)
Fair Value Option

The following is the estimated fair value and UPB of MLHFS, non-mortgage loans held for sale and assets of the consolidated CFE that have contractual principal amounts and for which the Company has elected the fair value option. The fair value option was elected for these assets as the Company believes fair value best reflects their expected future economic performance:

	Fair Value	Principal Amount Due Upon Maturity	Difference (1)
Balance at March 31, 2026
Mortgage loans held for sale	$13,928	$13,775	$153
Non-mortgage loans held for sale	411	403	8
Assets of the consolidated CFE	126	125	1

Balance at December 31, 2025
Mortgage loans held for sale	$15,471	$15,061	$410
Non-mortgage loans held for sale	411	406	5
Assets of the consolidated CFE	152	152	—
(1)    Represents the amount of gains (losses) included in Gain on sale of loans, net for Mortgage loans held for sale and Other income for Non-mortgage loans held for sale and Assets of the consolidated CFE on the Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss), due to changes in fair value of items accounted for using the fair value option.

Fair Value of Financial Instruments Not Carried at Fair Value

Disclosures of the fair value of certain financial instruments are required when it is practical to estimate the value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.

The following table presents the carrying amounts and estimated fair value of financial liabilities that are not recorded at fair value on a recurring or nonrecurring basis. This table excludes Cash and cash equivalents, Restricted cash, Advance receivables, net, Loans subject to repurchase right from Ginnie Mae and Secured financing as these financial instruments are highly liquid or short-term in nature and as a result, their carrying amounts approximate fair value:

	March 31, 2026		December 31, 2025
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Total Senior Notes, net	$10,430	$10,289	$10,423	$10,502
The fair value of Senior Notes was calculated using the observable bond price at March 31, 2026 and December 31, 2025, respectively. The Senior Notes are classified as Level 2 in the fair value hierarchy and are recorded in Unsecured financing in the Company's Condensed Consolidated Balance Sheets.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Millions, Except Per Share Amounts or Unless Otherwise Noted)
4. Mortgage Servicing Rights and Related Liabilities

The following table sets forth the carrying value of the Company's MSRs and the related liabilities, which are recorded at fair value as described in Note 3, Fair Value Measurements. MSR related liabilities are recorded in Accounts payable and other liabilities in the Company's Condensed Consolidated Balance Sheets.

	March 31, 2026	December 31, 2025
MSRs, at fair value	$19,377	$19,442

Excess spread financing, at fair value	$328	$337
MSRs financing, at fair value	14	11
MSR related liabilities - nonrecourse, at fair value	$342	$348

The following table summarizes changes to the MSR assets:

	Three Months Ended March 31,
	2026	2025
Fair value, beginning of period	$19,442	$7,633
Fair value of originated MSRs	688	265
MSRs sales	(607)	(144)
MSRs purchases	169	45
Other changes (1)	10	—
Changes in fair value (2)
Due to changes in valuation model inputs or assumptions	292	(259)
Due to collection/realization of cash flows	(617)	(190)
Total changes in fair value	(325)	(449)
Fair value, end of period	$19,377	$7,350
(1)    Amounts primarily represent negative fair values reclassified from the MSR asset to Advance reserves as underlying loans are removed from the MSR and other reclassification adjustments.
(2)    Reflects changes in market interest rates and assumptions, including OAS, prepayment speeds, cost to service per loan, and the gains or losses on sales of MSRs during the period. It does not include the change in fair value of derivatives that economically hedge MSRs, the change in fair value of excess spread financing or the effects of contractual prepayment protection resulting from sales or purchases of MSRs.

The Company may periodically sell MSRs and retain subservicing for the related loans. The Company evaluates these transactions, including its continued involvement as subservicer to determine whether they meet the requirements for sale accounting. During the three months ended March 31, 2026, the Company sold $40,019 in UPB of MSRs, of which $22,048 were retained by the Company as subservicer.

The Company’s MSR portfolio is comprised of both loans it has originated and sold servicing-retained and MSR’s acquired through acquisitions. The total UPB of mortgage loans serviced, excluding subserviced loans, at March 31, 2026 and December 31, 2025 was $1,257,976 and $1,290,325, respectively. The portfolio primarily consists of high-quality performing agency and government (FHA and VA) loans. As of March 31, 2026 and December 31, 2025, delinquent loans (defined as 60-plus days past-due) were 1.45% and 1.50%, respectively, of our total portfolio.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Millions, Except Per Share Amounts or Unless Otherwise Noted)
Refer to Note 3, Fair Value Measurements for further discussion on key weighted average inputs and assumptions used in estimating the fair value of MSRs. The following sensitivity analysis shows the potential impact on the fair value of the Company’s MSRs based on hypothetical changes in key assumptions, including the OAS, prepayment speeds and cost to service per loan:

	OAS		Prepayment Speeds		Cost to Service per Loan
	100 BPS Adverse Change	200 BPS Adverse Change	10% Adverse Change	20% Adverse Change	10% Adverse Change	20% Adverse Change
March 31, 2026	$(718)	$(1,384)	$(504)	$(972)	$(122)	$(245)
December 31, 2025	$(718)	$(1,383)	$(527)	$(1,015)	$(124)	$(248)

The sensitivities presented are hypothetical and are intended to provide directional information only. The resulting change in fair value from adverse movements in significant assumptions may not be proportionate, as valuation outcomes can respond in a non-linear manner to changes in inputs. Further, the analysis reflects changes in one assumption at a time, with all other assumptions unchanged. In practice, multiple assumptions may change simultaneously and may be interdependent, which could cause the actual effect on fair value to differ from the amounts indicated.

Excess Spread Financing

The Company had excess spread financing liability of $328 and $337, related to the UPB of $58,163 and $59,695, as of March 31, 2026 and December 31, 2025, respectively. Refer to Note 3, Fair Value Measurements, for key weighted-average inputs and assumptions used in the valuation of excess spread financing liability.

5. Mortgage Loans Held for Sale

The Company sells its originated mortgage loans into the secondary market. MLHFS are loans originated that are expected to be sold into the secondary market. MLHFS are carried at fair value, which includes the UPB and any related mark-to-market adjustment. Refer to Note 3, Fair Value Measurements for additional detail.

The following table presents the activity in MLHFS:

	Three Months Ended March 31,
	2026	2025
Balance at the beginning of period	$15,471	$9,020
Disbursements of mortgage loans held for sale	43,633	21,003
Proceeds from sales of mortgage loans held for sale	(45,666)	(20,893)
Unrealized change in fair value of mortgage loans held for sale (1)	490	469
Balance at the end of period	$13,928	$9,599
(1)    The Gain on sale of loans excluding fair value of MSRs, net on the Condensed Consolidated Statements of Cash Flows includes income related to IRLCs, forward commitments and provision for investor reserves.

Credit Risk

The Company is subject to credit risk associated with mortgage loans that it purchases and originates during the period of time prior to the sale of these loans. The Company considers credit risk associated with these loans to be minimal as it holds the loans for a short period of time, which for the three months ended March 31, 2026 is generally less than 45 days from the date of borrowing, and the market for these loans continues to be highly liquid. The Company is also subject to credit risk associated with mortgage loans it has repurchased as a result of breaches of representations and warranties during the period of time between repurchase and resale.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Millions, Except Per Share Amounts or Unless Otherwise Noted)
6. Borrowings

The Company maintains various types of secured and unsecured financing, as presented in the tables below. Secured financing consists of master repurchase agreements, early funding facilities, MSR lines of credit, advance facilities and revolving credit and security agreements, and credit and security agreements. Unsecured financing consists of our revolving credit facility and senior notes. Interest rates typically have two main components; a base rate - most commonly SOFR, which is sometimes subject to a minimum floor, plus a spread. Certain financing is subject to a commitment fee, which can be up to 50 basis points per year. The commitment fee charged by lenders is calculated based on the committed line amount multiplied by a negotiated rate.

The amount owed and outstanding on the Company’s secured financing facilities is based on its origination volume, the timing of loan sales, and servicing-related liquidity needs. The Company may use surplus cash to “buy-down” the effective interest rate of certain secured financing facilities. Buy-down funds are included in Cash and cash equivalents on the Condensed Consolidated Balance Sheets. We have the ability to withdraw these funds at any time, unless a margin call has been made or a default has occurred under the relevant facilities.

The Company is required to maintain certain covenants under its secured and unsecured financing facilities, including minimum tangible net worth, minimum liquidity, maximum total debt or liabilities to net worth ratio, pretax net income requirements and other customary debt covenants, as defined in the underlying agreements. A breach of these covenants may result in an event of default and permit lenders to pursue certain remedies. In addition, most of these facilities include cross default or cross acceleration provisions that could result in all facilities terminating if an event of default or acceleration of maturity occurs, under any such facility. The Company was in compliance with all covenants as of March 31, 2026 and December 31, 2025.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Millions, Except Per Share Amounts or Unless Otherwise Noted)
Secured Financing

Facility Type	Collateral	Maturity	Line Amount	Committed Line Amount	Outstanding Balance as of March 31, 2026	Outstanding Balance as of December 31, 2025
Mortgage loan funding
1) Master Repurchase Agreement (1)	Mortgage loans held for sale	9/16/2027	$1,000	$100	$904	$983
2) Master Repurchase Agreement (2)	Mortgage loans held for sale	1/25/2027	1,500	250	922	437
3) Master Repurchase Agreement	Mortgage loans held for sale	12/17/2027	2,500	250	1,255	1,617
4) Master Repurchase Agreement	Mortgage loans held for sale	12/10/2026	1,500	250	1,234	1,475
5) Master Repurchase Agreement	Mortgage loans held for sale	9/3/2027	1,000	100	599	476
6) Master Repurchase Agreement	Mortgage loans held for sale	11/26/2027	1,500	100	1,363	1,452
7) Master Repurchase Agreement (3)	Mortgage loans held for sale	6/11/2027	3,000	250	2,469	2,834
8) Master Repurchase Agreement	Mortgage loans held for sale	6/11/2027	1,500	150	1,360	1,453
9) Master Repurchase Agreement	Mortgage loans held for sale	10/2/2026	1,500	200	436	615
10) Master Repurchase Agreement	Mortgage loans held for sale	6/10/2026	500	—	40	30
11) Master Repurchase Agreement (4)	Mortgage loans held for sale	9/30/2027	1,200	—	206	145
12) Master Repurchase Agreement (5)	Mortgage loans held for sale	N/A	N/A	N/A	N/A	107
13) Master Repurchase Agreement (6)	Mortgage loans held for sale	7/12/2026	200	30	89	46
14) Master Repurchase Agreement (7)	Mortgage loans held for sale	4/25/2026	100	—	66	16
15) Master Repurchase Agreement(8)	Mortgage loans held for sale	3/26/2027	750	100	461	514
16) Master Repurchase Agreement	Mortgage loans held for sale	7/10/2026	1,000	50	327	234
17) Master Repurchase Agreement	Mortgage loans held for sale	11/18/2026	1,000	—	306	364
18) Master Repurchase Agreement	Mortgage loans held for sale	12/23/2026	200	—	—	—
19) Master Repurchase Agreement (5)	Mortgage loans held for sale	N/A	N/A	N/A	N/A	—
20) Early Funding Facility (9)	Mortgage loans held for sale	(9)	5,000	—	374	575
21) Early Funding Facility (10)	Mortgage loans held for sale	(10)	2,000	—	277	478
Total Mortgage loan funding			$26,950	$1,830	$12,688	$13,851

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Millions, Except Per Share Amounts or Unless Otherwise Noted)

Facility Type	Collateral	Maturity	Line Amount	Committed Line Amount	Outstanding Balance as of March 31, 2026	Outstanding Balance as of December 31, 2025
MSR and advance facilities
22) MSR line of credit (5) (11)	MSRs	N/A	N/A	N/A	N/A	$—
23) MSR line of credit (12)	MSRs	9/30/2027	950	—	100	150
24) MSR line of credit (5)	MSRs	N/A	N/A	N/A	N/A	—
25) MSR line of credit	MSRs	4/2/2027	1,750	700	585	700
26) MSR line of credit	MSRs	7/20/2027	875	875	100	450
27) MSR line of credit	MSRs	4/1/2027	500	—	250	360
28) MSR line of credit	MSRs	6/23/2027	500	150	100	150
29) MSR line of credit	MSRs	7/17/2027	500	250	200	310
30) MSR line of credit (13)	MSRs	7/25/2027	1,500	1,200	340	440
31) MSR line of credit	MSRs	6/27/2027	500	250	265	265
32) MSR line of credit	MSRs	6/25/2027	300	—	150	150
33) Advance facility	Servicing advance receivables	8/13/2027	500	500	338	364
34) Advance facility (14)	Servicing advance receivables	7/12/2026	30	30	18	1
35) Advance facility	Servicing advance receivables	12/1/2027	350	120	94	99
36) Advance facility (13)	Servicing advance receivables	7/25/2027	500	500	363	342
Total MSR and advance facilities			$8,755	$4,575	$2,903	$3,781

Personal loan funding
37) Revolving Credit and Security Agreement	Personal loans held for sale	8/19/2027	$200	$200	$24	$63
38) Credit and Security Agreement	Personal loans held for sale	11/21/2028	150	75	28	17
39) Revolving Credit and Security Agreement	Personal loans held for sale	12/20/2026	175	175	—	13
40) Revolving Credit and Security Agreement	Personal loans held for sale	3/27/2028	300	100	42	185
41) Revolving Credit and Security Agreement	Personal loans held for sale	12/26/2028	300	300	197	26
Total Personal loan funding			$1,125	$850	$291	$304

Total Secured Financing (15)			$36,830	$7,255	$15,882	$17,936

(1)    This facility has an overall line size of $1,000, of which $150 is a sublimit for early buy out financing.

(2)    This facility has a 12-month initial term, which can be extended for 3-months at each subsequent 3-month anniversary from the initial start date. Subsequent to March 31, 2026, this facility was extended to April 23, 2027.

(3)    This facility has an overall line size of $3,000, of which $3,000 is a sublimit for early buy out financing. Capacity is fully fungible and is not restricted by these allocations.

(4)    This facility has an overall line size of $1,200, of which $950 is a sublimit for MSR financing.

(5)    This facility was voluntarily terminated during the three months ended March 31, 2026.

(6)    This facility has an overall line size of $200, of which $30 is a sublimit for Advance financing.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Millions, Except Per Share Amounts or Unless Otherwise Noted)

(7)     Subsequent to March 31, 2026, this facility was extended to July 24, 2026.

(8)    This facility has an overall line size of $750, of which $750 is a sublimit for early buy out financing. Capacity is fully fungible and not restricted by these allocations.

(9)    This facility is an evergreen agreement with no stated termination or expiration date. This agreement can be terminated by either party upon written notice.

(10)    This facility will be reviewed every 90 days. This facility is an evergreen agreement with no stated termination or expiration date. This agreement can be terminated by either party upon written notice.

(11)    This facility was a sublimit of Master Repurchase Agreement 4.

(12)    This facility is a sublimit of Master Repurchase Agreement 11.

(13)    Total capacity for this facility is $2,000, of which $500 is internally allocated for Advance financing and $1,500 is internally allocated for MSR financing. Capacity is fully fungible and is not restricted by these allocations.

(14)    This facility is a sublimit of Master Repurchase Agreement 13.

(15)    The interest rates charged by lenders on secured financing included the applicable base rate plus a spread ranging from 0.80% to 3.25% for the three months ended March 31, 2026 and for the year ended December 31, 2025.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Millions, Except Per Share Amounts or Unless Otherwise Noted)

Unsecured Financing

Facility Type	Collateral	Maturity	Line Amount	Committed Line Amount	Outstanding Balance as of March 31, 2026	Outstanding Balance as of December 31, 2025
Lines of credit
Revolving credit facility	—	7/3/2028	$2,300	$2,300	$—	$—
Total Line of credit			$2,300	$2,300	$—	$—

Facility Type	Maturity	Interest Rate	Outstanding Principal March 31, 2026	Outstanding Principal December 31, 2025
Senior Notes, net
Unsecured Senior Notes (1)	10/15/2026	2.875%	$1,150	$1,150
Unsecured Convertible Senior Notes (2)	4/1/2027	0.500%	503	503
Unsecured Senior Notes (1)	1/15/2028	5.250%	62	62
Unsecured Senior Notes (1)	3/1/2029	3.625%	750	750
Unsecured Senior Notes (1)	8/1/2029	6.500%	12	12
Unsecured Senior Notes (1)	8/1/2029	6.500%	738	738
Unsecured Senior Notes (1)	8/1/2030	6.125%	2,000	2,000
Unsecured Senior Notes (1)	12/15/2030	5.125%	76	76
Unsecured Senior Notes (1)	3/1/2031	3.875%	1,250	1,250
Unsecured Senior Notes (1)	11/15/2031	5.750%	64	64
Unsecured Senior Notes (1)	2/1/2032	7.125%	45	45
Unsecured Senior Notes (1)	2/1/2032	7.125%	955	955
Unsecured Senior Notes (1)	8/1/2033	6.375%	2,000	2,000
Unsecured Senior Notes (1)	10/15/2033	4.000%	850	850
Total Senior Notes			$10,455	$10,455
Unamortized premium, net of unamortized discount			31	28
Unamortized issuance costs			(56)	(60)
Total Senior Notes, net (3)			$10,430	$10,423

Total Unsecured Financing			$10,430	$10,423

(1)    The indentures provide that the Company may redeem all or a portion of the unsecured senior notes at any time on or after certain fixed dates at the applicable redemption prices set forth in the indentures plus accrued and unpaid interest, to the redemption dates.

(2)    The 2027 Convertible Senior Notes are unsecured obligation notes with no assets required to be pledged for this borrowing. The 2027 Convertible Senior Notes are convertible to cash, shares of the Company's common stock, or a combination thereof, at our election. The conversion rate is 8.47 shares of common stock per $1 principal amount.

(3)    The weighted average interest rate was 5.03% for the period ended March 31, 2026 and December 31, 2025.

The terms of the Senior Notes restrict our ability and the ability of our subsidiary guarantors among other things to: (1) merge, consolidate or sell, transfer or lease assets and; (2) create liens on assets.

Refer to Note 3, Fair Value Measurements for information pertaining to the fair value of the Company’s debt.

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

The notes receivable and due from affiliates were $6 and $5 as of March 31, 2026 and December 31, 2025, respectively.

We have entered into transactions and agreements to provide certain services to Related Parties. We recognized revenue for the performance of these services, which was included in Other income on the Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss). We have also entered into transactions and agreements to purchase certain services, products and other transactions from Related Parties recognized on the Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss).

The Company is a party to lease agreements for certain offices, including our headquarters in Detroit, with various affiliates of Bedrock Management Services LLC, a related party, and other related parties of the Company. These amounts are included in General and administrative expenses on the Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss).

The transactions with Related Parties were composed of the following:

	Three Months Ended March 31,
	2026	2025
Revenue	$1	$1
Salaries, commissions and team member benefits	$—	$1
General and administrative expenses	$18	$11
Marketing and advertising expenses	$2	$3
Lease expense	$21	$18

The Company has also entered into a TRA with related parties as described further in Note 8, Income Taxes.

8. Income Taxes

The Company had an income tax expense of $103 on Income before income taxes of $400 and an income tax benefit of $11 on Loss before income taxes of $223 for the three months ended March 31, 2026 and 2025, respectively. For the three months ended March 31, 2026, the Company’s income tax expense varies from the expense that would be expected based on the U.S. Federal statutory tax rate due principally to state and local income taxes, nondeductible expenses, and impacts due to valuation allowance. For the three months ended March 31, 2025, the Company’s income tax expense varies from the expense that would be expected based on the U.S. Federal statutory tax rate due principally to its organizational structure and impacts due to valuation allowance.

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

Redfin is a direct wholly owned subsidiary of Rocket Companies and as a C Corporation would be included in the Rocket Companies consolidated federal tax return after the acquisition. Redfin is subject to state and local income taxes.

Prior to the Up-C Collapse, Rocket Companies owned only a portion of Holdings LLC Units. Through the Up-C Collapse and conversion of Holdings LLC to Rocket Limited Partnership, Rocket Companies acquired the Holdings Units held by Rocket Companies’ chairman and RHI which have a book basis that is higher than the tax basis in the investment of Holdings LLC. After the Up-C Collapse and the conversion of Holdings LLC to Rocket Limited Partnership, the Company holds, indirectly, 100% of the voting and economic interests of Rocket Limited Partnership.

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

Tax Receivable Agreement

We are a party to a TRA and related TRA Amendment with RHI II and Mr. Gilbert that provides for the payment by the Company of 90% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the Company actually realizes as a result of certain increases in tax basis and other tax benefits. Refer to the 2025 Form 10-K for the year ended December 31, 2025 for the complete description of the Tax Receivable Agreement, including the terms of the amendment executed in connection with the Up-C Collapse.

A payment of $6 was made to RHI II pursuant to the Tax Receivable Agreement during the three months ended March 31, 2026. A payment of $1 was made to RHI pursuant to the Tax Receivable Agreement during the three months ended March 31, 2025.

The amounts payable under the Tax Receivable Agreement are recorded in Accounts payable and other liabilities on our Condensed Consolidated Balance Sheets and will vary depending upon a number of factors, including the amount, character and timing of the taxable income of Rocket Companies in the future. Any such changes in these factors or changes in the Company’s determination of the need for a valuation allowance related to the tax benefits acquired under the Tax Receivable Agreement could adjust the Tax Receivable Agreement liability recognized and recorded within earnings in future periods.

Tax Distributions

Prior to the Up-C Collapse, Holdings LLC made pro rata tax distributions to holders of Holdings LLC Units. Any future tax distributions after the Up-C Collapse would remain within the consolidated financial reporting group. For the three months ended March 31, 2025, Holdings LLC had not paid material tax distributions. Refer to the 2025 Form 10-K for further details.

9. Derivative Financial Instruments

Derivative instruments are used as part of the overall strategy to manage exposure or hedge to interest rate risks related to MLHFS and IRLCs, LPCs and the MSR portfolio. The Company economically hedges the pipeline separately from the MSR portfolio primarily using third-party derivative instruments. Such derivative instruments utilized by the Company include IRLCs, LPCs, Forward commitments and Treasury futures. The Company’s derivative instruments are not designated as accounting hedging instruments, and therefore, changes in fair value are recorded in current period Net income (loss). Unrealized and realized hedging gains and losses are included in Gain on sale of loans, net and Change in fair value of MSRs, net in the Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss). The cash flows related to forward commitments to sell and purchase mortgage loans are included within the Gain on sale of loans excluding fair value of MSRs, net and Other operating activities in the Condensed Consolidated Statements of Cash Flows.

Net Hedging gains (losses) were as follows:

	Three Months Ended March 31,
	2026	2025
Hedging gains (losses)	$91	$(138)
Refer to Note 3, Fair Value Measurements, for additional information on the fair value of derivative financial instruments.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Millions, Except Per Share Amounts or Unless Otherwise Noted)
Notional and Fair Value

The notional and fair values of derivative financial instruments were as follows:

	Notional Value	Derivative Asset	Derivative Liability
Balance at March 31, 2026:
Assets:
IRLCs, net of loan funding probability (1)	$14,437	$361	$—
LPCs, net of loan funding probability	1,741	4	—
Forward commitments	13,093	360	—
Treasury futures	1,177	9	—
Liabilities:
LPCs, net of loan funding probability	$1,193	$—	$9
Forward commitments	21,605	—	229
Treasury futures	4,708	—	122

Balance at December 31, 2025:
Assets:
IRLCs, net of loan funding probability (1)	$9,611	$294	$—
LPCs, net of loan funding probability	690	4	—
Forward commitments	16,073	62	—
Treasury futures	12	—	—
Liabilities:
LPCs, net of loan funding probability	$287	$—	$1
Forward commitments	19,446	—	98
Treasury futures	5,252	—	46
(1)    IRLCs are also discussed in Note 10, Commitments and Contingencies.

As of March 31, 2026, the Company held $326 and $157 in collateral deposits and collateral obligations on derivative instruments, respectively. As of December 31, 2025, the Company held $238 and $30 in collateral deposits and collateral obligations on derivative instruments, respectively. Collateral deposits and collateral obligations are held within Other assets and Accounts payable and other liabilities on our Condensed Consolidated Balance Sheets, respectively.

Counterparty Credit Risk

There were no material changes to the Company’s counterparty credit risk management policies, as described in the 2025 Form 10-K, during the three months ended March 31, 2026, and no credit losses were incurred due to counterparty nonperformance.

10. Commitments and Contingencies

Interest Rate Lock Commitments

IRLCs are agreements to lend to a client as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company evaluates each client’s creditworthiness on a case-by-case basis.

The number of days from the date of the IRLC to expiration of fixed and variable rate lock commitments outstanding at March 31, 2026 and December 31, 2025 was 40 days, on average.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Millions, Except Per Share Amounts or Unless Otherwise Noted)
The UPB of IRLCs was as follows:

	March 31, 2026		December 31, 2025
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
IRLCs	$16,821	$3,140	$12,331	$1,066

Commitments to Sell Mortgage Loans

In the ordinary course of business, the Company enters into contracts to sell existing MLHFS into the secondary market at specified future dates. In the event that a forward commitment is not filled and there has been an unfavorable market shift from the date of commitment to the date of settlement, the Company is contractually obligated to pay a pair-off fee on the undelivered balance. The fair value of MLHFS commitments to sell existing loans as of March 31, 2026 and December 31, 2025 was $40 and $53, respectively.

Investor Reserves

The investor reserves balance is held within Accounts payable and other liabilities on our Condensed Consolidated Balance Sheets. The following presents the activity in the investor reserves:

	Three Months Ended March 31,
	2026	2025
Balance at beginning of period	$129	$100
Provision for investor reserves	6	4
Realized losses	(12)	(3)
Balance at end of period	$123	$101

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

As indicated in Note 8, Income Taxes, the Company is party to a Tax Receivable Agreement.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Millions, Except Per Share Amounts or Unless Otherwise Noted)
Legal

Rocket Companies and its subsidiaries engage in, among other things, mortgage origination and servicing, title and settlement services, and other financial technology services and products. The Company operates in highly regulated industries and is routinely subject to various legal and administrative proceedings concerning matters that arise in the normal and ordinary course of business, including inquiries, complaints, subpoenas, audits, examinations, investigations and potential enforcement actions from regulatory agencies and state attorneys general; state and federal lawsuits and putative collective and class actions; arbitrations; and other litigation. Periodically, we assess our potential liabilities and contingencies in connection with outstanding legal and administrative proceedings utilizing the latest information available. While it is not possible to predict the outcome of any of these matters, based on our assessment of the facts and circumstances, we do not currently believe any of these matters, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations or cash flows. However, actual outcomes may differ from those expected and could have a material effect on our financial position, results of operations or cash flows in a future period. The Company accrues for losses when they are probable to occur and such losses are reasonably estimable. Legal costs are expensed as they are incurred.

Rocket Close is currently involved in civil litigation related to a business dispute between Rocket Close and HouseCanary in Bexar County, Texas. The lawsuit was filed on April 12, 2016, by Rocket Close and included claims against HouseCanary for breach of contract and fraudulent inducement stemming from a contract between Rocket Close and HouseCanary whereby HouseCanary was obligated to provide Rocket Close with appraisal and valuation software and services. HouseCanary filed counterclaims against Rocket Close for, among other things, breach of contract, fraud, and misappropriation of trade secrets. On March 14, 2018, following trial of the claims in the lawsuit, a jury awarded damages in favor of HouseCanary and rejected Rocket Close's claims against HouseCanary. The district court entered judgment for HouseCanary on its misappropriation and fraud claims. On appeal, the Fourth Court of Appeals in San Antonio affirmed judgment of no-cause on Rocket Close’s claim for breach of contract, but reversed judgment on HouseCanary’s misappropriation of trade secrets and fraud claims and remanded the case for a new trial on HouseCanary’s claims. In November 2020, HouseCanary filed a petition requesting the Supreme Court of Texas review the court of appeals’ decision. The Supreme Court denied the petition on June 17, 2022, and the case was remanded to district court for a new trial. A new trial occurred in the first quarter of 2026, where Rocket Close presented new evidence, including evidence revealed by former HouseCanary executives who came forward after the conclusion of the original trial with evidence that undermined HouseCanary’s claims. On March 6, 2026, a Bexar County, Texas, jury returned a verdict with $175 in damages in favor of HouseCanary. Judgment has not yet been entered in the new trial. The Company plans to continue to vigorously defend this case and believes it has substantial defenses to this and any subsequent proceedings. The outcome of this matter remains uncertain, and the ultimate resolution of the litigation may be several years in the future.

As of March 31, 2026 and December 31, 2025, we have recorded reserves in accordance with ASC 450, Contingencies related to potential damages in connection with legal and administrative proceedings of $79 and $74, respectively. For matters for which a loss is reasonably possible in future periods, an estimate may not be possible due to the early stage of the proceedings, the significant factual issues to be resolved, and/or the lack of specific damages requests. Generally, the less progress that has been made in the proceedings or the broader the range of potential results, the harder it is for the Company to estimate losses or ranges of losses that are reasonably possible the Company could incur. The ultimate outcome of these or other actions or proceedings, including any monetary awards against Rocket Companies or one or more of its subsidiaries, is uncertain and there can be no assurance as to the amount of any such potential awards. Rocket Companies and its subsidiaries will incur defense costs and other expenses in connection with these proceedings. Plus, if a judgment for money that exceeds specified thresholds is rendered against Rocket Companies or any of its subsidiaries and it or they fail to timely pay, discharge, bond or obtain a stay of execution of such judgment, it is possible that one or more of the companies could be deemed in default of loan funding facilities and other agreements governing indebtedness. If the final resolution in one or more of these proceedings is unfavorable, it could have a material adverse effect on the business, liquidity, financial condition, cash flows, and results of operations of Rocket Companies.

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

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Millions, Except Per Share Amounts or Unless Otherwise Noted)
Rocket Mortgage is subject to certain minimum net worth, capital ratio and liquidity requirements and risk-based capital ratio established by the FHFA for the GSEs Seller/Servicers and Ginnie Mae for single-family issuers. Additionally, refer to Note 6, Borrowings for information regarding compliance with all funding and financing facilities related covenant requirements. During the three months ended March 31, 2026, Nationstar Mortgage was merged into Rocket Mortgage and is no longer subject to its own requirements. As of March 31, 2026 and December 31, 2025, we were in compliance with these requirements.

Since Rocket Mortgage’s single-family servicing portfolios exceed $150 billion in UPB, we are also required to obtain an external primary servicer rating or master servicing rating and long-term senior unsecured or long-term corporate family credit ratings from two different rating agencies. As of March 31, 2026 and December 31, 2025, we were in compliance with these requirements.

The most restrictive of these regulatory requirements requires the Company to maintain a minimum net worth of approximately $3,500, minimum liquidity of approximately $1,500 and minimum capital/leverage ratio and risk-based capital ratio of 6% as of March 31, 2026 and December 31, 2025. As of March 31, 2026 and December 31, 2025, we were in compliance with these requirements.

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

Other Information About Our Segments

The Company measures the performance of the segments primarily on a Contribution margin basis. The CODM uses the total revenue and profitability metrics of each segment to assess performance and allocation of resources by segment. The accounting policies applied by our segments are described in Note 1, Business, Basis of Presentation and Significant Accounting Policies and our Annual Report on Form 10-K. Directly attributable expenses include Salaries, commissions and team member benefits, General and administrative expenses, Marketing and advertising expenses, Interest expense and Other expenses, such as mortgage servicing related expenses and expenses generated from Rocket Close (title and settlement services).

The Company does not allocate assets to its reportable segments as they are not included in the review performed by the CODM for purposes of assessing segment performance and allocating resources. The Condensed Consolidated Balance Sheets are managed on a consolidated basis and is not used in the context of segment reporting.

The Company also reports an “All Other” category that includes operations from Rocket Money and Rocket Loans as well as certain Redfin and Mr. Cooper operations, and includes professional service fee revenues from related parties. These operations are neither significant individually nor in aggregate and therefore do not constitute a reportable segment.

Key operating data for our business segments for the periods ended:

Three Months Ended March 31, 2026	Direct to Consumer	Partner Network	Segments Total	All Other (1)	Total
Revenues
Gain on sale of loans, net	$1,162	$187	$1,349	$27	$1,376
Servicing fee income	1,080	—	1,080	3	1,083
Change in fair value of MSRs, net	(485)	—	(485)	—	(485)
Interest income	376	104	480	27	507
Other income	95	9	104	356	460
Total revenue, net	2,228	300	2,528	413	2,941
Expenses
Salaries, commissions and team member benefits	396	56	452	142	594
General and administrative expenses	168	31	199	22	221
Marketing and advertising expenses	195	4	199	146	345
Interest expense	139	64	203	6	209
Other expenses	64	1	65	21	86
Less: Directly attributable expenses	962	156	1,118	337	1,455
Change in fair value of MSRs and related liabilities due to valuation assumptions (net of hedges)	$(119)	$—	$(119)	$—	$(119)
Contribution margin	$1,147	$144	$1,291	$76	$1,367

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Millions, Except Per Share Amounts or Unless Otherwise Noted)

Three Months Ended March 31, 2025	Direct to Consumer	Partner Network	Segments Total	All Other (1)	Total
Revenues
Gain on sale of loans, net	$660	$96	$756	$16	$772
Servicing fee income	400	—	400	1	401
Change in fair value of MSRs, net	(449)	—	(449)	—	(449)
Interest income	131	42	173	28	201
Other income	51	5	56	120	176
Total revenue, net	793	143	936	165	1,101
Expenses
Salaries, commissions and team member benefits	284	47	331	42	373
General and administrative expenses	78	5	83	16	99
Marketing and advertising expenses	213	3	216	60	276
Interest expense	35	29	64	7	71
Other expenses	35	2	37	1	38
Less: Directly attributable expenses	645	86	731	126	857
Change in fair value of MSRs due to valuation assumptions (net of hedges)	259	—	259	—	259
Contribution margin	$407	$57	$464	$39	$503
(1)    All Other includes certain intercompany eliminations, as a portion of expense generated through intercompany transactions is allocated to our segments.

The following table represents a reconciliation of segment contribution margin to consolidated U.S. GAAP Income (loss) before income taxes for the three months ended:

	Three Months Ended March 31,
	2026	2025
Contribution margin	$1,367	$503
Change in fair value of MSRs and related liabilities due to valuation assumptions (net of hedges)	119	(259)
Less expenses not allocated to segments:
Salaries, commissions and team member benefits	485	237
General and administrative expenses	314	162
Interest expense	140	38
Depreciation and amortization	146	27
Other expenses	1	3
Income (loss) before income taxes	$400	$(223)

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Millions, Except Per Share Amounts or Unless Otherwise Noted)
13. Variable Interest Entities

Asset-Backed Financing Arrangements

In the normal course of business, the Company enters into various types of transactions with SPEs. The SPEs were established for a limited purpose and are determined to be VIEs. Generally, these SPEs are formed for asset-backed financing purposes, either through the issuance of debt or repurchase arrangements, supported by collections on the underlying financial assets. The Company has determined that the SPEs created in connection with certain asset-backed financing arrangements should be consolidated as the Company is the primary beneficiary of each of these entities.

The assets and liabilities of the Company’s transactions with consolidated VIEs included in the Company’s Condensed Consolidated Balance Sheets were as follows:

	March 31, 2026	December 31, 2025
Assets
Mortgage loans held for sale, at fair value	$5,910	$6,792
Mortgage servicing rights, at fair value	9,417	2,964
Advance receivables, net	1,144	990
Other assets(1)	604	$579
Total assets	$17,075	$11,325

Liabilities
Secured financing	$6,851	$7,742
Accounts payable and other liabilities	5	5
Total liabilities	$6,856	$7,747
(1)    Other assets is primarily comprised of non-mortgage loans held for sale and restricted cash.

Refer to Note 6, Borrowings, for additional information on Secured financing.

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

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Millions, Except Per Share Amounts or Unless Otherwise Noted)
14. Earnings Per Share

The Company applies the two-class method for calculating and presenting earnings per share for Class A common stock and Class L common stock, which have equal rights to participate in earnings and dividends on a per share basis. RSUs and PSUs are included in the weighted-average Shares of Class A common stock outstanding in the calculation of basic earnings per share once fully vested.

For the three months ended March 31, 2025, which preceded the Up-C Collapse, earnings per share was calculated based solely on Class A common stock, as Class D common stock did not participate in earnings of Rocket Companies. Refer to the 2025 Form 10-K for the complete description of the changes to the earnings per share resulting from the Up-C Collapse.

Basic earnings per share of Participating Common Stock is computed by dividing Net income (loss) attributable to Rocket Companies by the weighted-average number of shares of Participating Common Stock outstanding during the period. Diluted earnings per share of Participating Common Stock is computed by dividing Net income (loss) attributable to Rocket Companies by the weighted-average number of shares of Participating Common Stock outstanding adjusted to give effect to potentially dilutive securities.

Diluted earnings per share reflects the dilutive effect of potential common shares from share-based awards, shares issuable on the conversion of convertible debt and Class D common stock. The treasury stock method is used to calculate the dilutive effect of outstanding share-based awards, which assumes the proceeds upon vesting or exercise of awards would be used to purchase common stock at the average price for the period. The if-converted method is used to calculate the dilutive effect of converting our Convertible Senior Notes and Class D common stock to Class A common stock. Under the if-converted method, the denominator of the diluted earnings per share calculation is adjusted to reflect the full number of common shares issuable upon conversion of our Convertible Senior Notes and Class D common stock while the numerator is adjusted to add back interest and amortization expense for the period related to our Convertible Senior Notes.

The following table sets forth the calculation of the basic and diluted earnings per share:

	Three Months Ended March 31,
	2026	2025
Net income (loss)	$297	$(212)
Net loss attributable to non-controlling interest	—	202
Net income (loss) attributable to Rocket Companies	$297	$(10)

Numerator:
Net income (loss) attributable to Participating Common Stock - basic	$297	$(10)
Add: Reallocation of Net income (loss) attributable to dilutive impact of pro-forma conversion of Class D shares to Class A shares (1)	—	(157)
Add: Reallocation of Net income (loss) attributable to dilutive impact of share-based compensation awards (2)	—	(1)
Net income (loss) attributable to Participating Common Stock - diluted	$297	$(168)
Denominator:
Weighted average shares of Participating Common Stock outstanding - basic (2)	2,828,455,368	147,717,296
Add: Dilutive impact of conversion of Class D shares to Class A shares	—	1,848,879,483
Add: Dilutive impact of share-based compensation awards (3)	18,519,374	5,339,600
Weighted average shares of Participating Common Stock outstanding - diluted	2,846,974,742	2,001,936,379

Earnings (loss) per share of Participating Common Stock outstanding - basic	$0.11	$(0.07)
Earnings (loss) per share of Participating Common Stock outstanding - diluted	$0.10	$(0.08)
(1)    Net income (loss) is calculated using the estimated annual effective tax rate of Rocket Companies, Inc.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Millions, Except Per Share Amounts or Unless Otherwise Noted)
(2)    Participating Common Stock was composed of the following:

	Three Months Ended March 31,
	2026	2025
Class A common shares	979,575,913	147,717,296
Class L common shares	1,848,879,455	—
Total Participating Common Stock	2,828,455,368	147,717,296

(3)    Dilutive impact of share-based compensation awards for the periods are:

	Three Months Ended March 31,
	2026	2025
RSUs	16,067,842	5,272,777
PSUs	2,174,821	—
Stock options	209,278	6,230
TMSPP	67,433	60,593

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

	Three Months Ended March 31,
	2026	2025
RSUs	190,323	12,610,220
PSUs	1,972,871	411,609
Stock options	257,800	14,188,594
Convertible note	4,263,561	—
Prior to the Up-C Collapse, Holdings LLC Units paired with Class D common stock were evaluated for dilutive effect under the if-converted method. Refer to the 2025 Form 10-K for further details.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by reference to, our unaudited Condensed Consolidated Financial Statements and the related notes and other information included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC. This discussion and analysis contains forward-looking statements that involve risks and uncertainties which could cause our actual results to differ materially from those anticipated in these forward-looking statements, including, but not limited to, risks and uncertainties discussed under the heading “Special Note Regarding Forward-Looking Statements,” and in Part I. Item 1A. “Risk Factors” in our Form 10-K and elsewhere in this Form 10-Q.

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

Executive Summary

We are a Detroit‑based homeownership platform including mortgage, real estate and personal finance businesses. We are committed to delivering industry-best client experiences through our AI-powered, vertically integrated homeownership platform. Our full suite of products empowers our clients across financial wellness, personal loans, home search, mortgage finance, title and closing. We believe our widely recognized “Rocket” brand is synonymous with simple, fast and trusted digital experiences.

Recent Developments

Business Trends

In the first quarter of 2026, inflation remained near 3%, above the Federal Reserve’s 2% target, and the Federal Reserve held the federal funds rate steady at 3.50% to 3.75% in its January and March meetings. In March, conflict in the Middle East disrupted the global energy supply, leading to higher oil prices and raising concerns over further inflation, which caused market expectations for future rate cuts to diminish.

During the quarter, in this backdrop, the 30-year fixed-rate mortgage rate was volatile—starting at 6.15% at the beginning of January, declining to 5.98% in late February, and rising to 6.38% by the end of March. While January and February saw heightened mortgage activity, by March the sharp increase in the 30-year fixed-rate mortgage rate renewed pressure on affordability and home purchase demand across the housing market, contributing to softer housing activity.

Acquisitions and Up-C Collapse

On June 30, 2025, we completed the Up-C Collapse to simplify our organizational and capital structure. On July 1, 2025, we completed our all-stock acquisition of Redfin. On October 1, 2025, we completed our all-stock acquisition of Mr. Cooper. Integration continues to proceed as expected. Refer to Note 1, Business, Basis of Presentation and Significant Accounting Policies and Note 2, Acquisitions to our Condensed Consolidated Financial Statements included in this Form 10-Q.

Three months ended March 31, 2026 summary

We originated $44.7 billion in residential mortgage loans, an increase of $23.1 billion, compared to $21.6 billion in 2025. Our Net income for the period was $297 million, an increase of $509 million, compared to a Net loss of $212 million in 2025. We generated Adjusted EBITDA of $738 million, an increase of $569 million, compared to $169 million in 2025. For more information on Adjusted EBITDA, please see “Non-GAAP Financial Measures” below.

Non-GAAP Financial Measures ($ In Millions, Except Per Share Amounts)

To provide investors with information in addition to our results as determined by GAAP, we disclose Adjusted revenue, Adjusted net income, Adjusted diluted earnings per share and Adjusted EBITDA as non-GAAP measures which management believes provide useful information to investors. We believe the presentation of our non-GAAP financial measures provides useful information to investors regarding our results of operations because each measure assists both investors and management in analyzing and benchmarking the performance and value of our business. Our non-GAAP financial measures are not calculated in accordance with GAAP and should not be considered as a substitute for revenue, net income (loss), or any other operating performance measure calculated in accordance with GAAP. Other companies may define non-GAAP financial measures differently, and as a result, our non-GAAP financial measures may not be directly comparable to those of other companies. Our non-GAAP financial measures provide indicators of performance that are not affected by fluctuations in certain costs or other items. Accordingly, management believes that these measurements are useful for comparing general operating performance from period to period, and management relies on these measures for planning and forecasting of future periods. Additionally, these measures allow management to compare our results with those of other companies that have different financing and capital structures.

We define “Adjusted revenue” as Total revenue, net of the Change in fair value of MSRs and related liabilities due to valuation assumptions (net of hedges). We define “Adjusted net income” as Tax-effected Net income (loss) before Share-based compensation expense, the Change in fair value of MSRs and related liabilities due to valuation assumptions (net of hedges), Acquisition-related expenses, Amortization of acquired intangible assets, Other adjustments and Tax impact of adjustments as applicable. We define “Adjusted diluted earnings per share” as Adjusted net income divided by the Adjusted diluted weighted average shares outstanding which includes Diluted weighted average Participating Common Stock outstanding and the Assumed pro forma conversion of Class D shares for the applicable period presented. We define “Adjusted EBITDA” as Net income (loss) before Bond interest expense, (Provision for) benefit from income taxes, Depreciation and amortization, Share-based compensation expense, Change in fair value of MSRs and related liabilities due to valuation assumptions (net of hedges), Acquisition-related expenses, Amortization of acquired intangible assets and Other.

We exclude from each of our non-GAAP financial measures the Change in fair value of MSRs and related liabilities due to valuation assumptions (net of hedges), as this represents a non-cash non-realized adjustment to our total revenues, reflecting changes in market interest rates and assumptions, including OAS and prepayment speeds, which are not indicative of our performance or results of operation. We also exclude gains or losses on sales of MSRs during the period and effects of contractual prepayment protection associated with sales of MSRs. Further, we exclude the amortization of intangible assets recognized from the Acquisitions from Adjusted net income and Adjusted EBITDA. The intangible assets related to the Acquisitions were recorded as part of purchase accounting and the related amortization recorded over their useful lives represents a fixed non-cash expense that is not indicative of our ongoing performance or results of operations. Adjusted EBITDA includes interest expense on secured financing which is recorded as a component of Interest expense, as these expenses are a direct cost driven by loan origination volume. By contrast, Bond interest expense is a function of our capital structure and is therefore excluded from Adjusted EBITDA.

Adjustment to Income taxes

In determining our non-GAAP provision for income taxes, which can differ significantly from our GAAP provision for income taxes, we apply a long-term projected non-GAAP tax rate that excludes certain significant, non-recurring and period-specific income tax effects, such as changes in judgment or estimates of tax matters related to prior years, changes in the valuation allowance related to deferred tax assets, changes in tax laws, and changes to our business structure including impacts from business combinations. The application of a long-term non-GAAP tax rate helps us assess the core profitability of our business operations and compare to our historical operating results. In arriving at the long-term non-GAAP tax rate used in fiscal year 2026, we evaluated our structure after the Up-C Collapse in 2025 and projections and currently available information for fiscal year 2026 through 2028. In projecting this long-term non-GAAP tax rate, we utilized a three-year financial projection that excludes the direct and indirect income tax effects of the other non-GAAP adjustments reflected above including tax impacts related to nondeductible executive equity compensation. Additionally, we considered our current operating structure and other factors such as our existing and potential tax positions in various jurisdictions and key legislation in major jurisdictions where we operate. The projected long-term non-GAAP tax rate could be subject to change for several reasons, including significant changes in our geographic earnings mix or in application of tax laws in major jurisdictions in which we operate. As such, we periodically re-evaluate the appropriateness of the long-term non-GAAP tax rate and may adjust for significant changes.

Our definitions of each of our non-GAAP financial measures allow us to add back certain cash and non-cash expenses, and deduct certain gains that are included in calculating Total revenue, net, Net income (loss) attributable to Rocket Companies or Net income (loss). However, these expenses and gains vary greatly, and are difficult to predict. From time to time in the future, we may include or exclude other items if we believe that doing so is consistent with the goal of providing useful information to investors.

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

(c)    although Depreciation and amortization are non-cash expenses, the assets being depreciated and amortized will often have to be replaced or require improvements in the future, and Adjusted revenue, Adjusted net income and Adjusted EBITDA do not reflect any cash requirement for such replacements or improvements; and

(d)    they are not adjusted for all non-cash income or expense items that are reflected in our Condensed Consolidated Statements of Cash Flows.

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

Reconciliation of Adjusted revenue to Total revenue, net

	Three Months Ended March 31,
	2026	2025
Total revenue, net	$2,941	$1,101
Change in fair value of MSRs and related liabilities due to valuation assumptions (net of hedges) (1)	(119)	259
Adjusted revenue	$2,822	$1,360
(1)    Reflects changes in market interest rates and assumptions, including OAS and prepayment speeds, gains or losses on sales of MSRs during the period and the effects of contractual prepayment protection associated with sales or purchases of MSRs.

Reconciliation of Adjusted net income to Net income (loss) attributable to Rocket Companies

	Three Months Ended March 31,
	2026	2025
Net income (loss) attributable to Rocket Companies	$297	$(10)
Net loss impact from pro forma conversion of Class D common shares to Class A common shares (1)	—	(202)
Adjustment to the (Provision for) benefit from income taxes (2)	1	43
Tax-effected net income (loss) (2)	$298	$(169)
Share-based compensation expense	88	40
Change in fair value of MSRs and related liabilities due to valuation assumptions (net of hedges) (3)	(119)	259
Acquisition-related expenses (4)	79	28
Amortization of acquired intangible assets (5)	113	—
Other adjustments (6)	5	1
Tax impact of adjustments (7)	(42)	(79)
Adjusted net income	$422	$80
(1)    Reflects net income (loss) to Class A common shares from pro forma exchange and conversion of corresponding shares of our Class D common shares held by non-controlling interest holders during the periods ended March 31, 2025. Class D common shares were surrendered and retired on June 30, 2025, the date the Up-C Collapse was effectuated.

(2)    Refer to Adjustment for Income taxes paragraph above for discussion on the adjustment to income taxes.

Rocket Companies is subject to U.S. Federal income taxes, in addition to state, local and foreign taxes with respect to its allocable share of any net taxable income or loss of Holdings LP. The Adjustment to the (Provision for) benefit from income taxes reflects the difference between (a) the income tax computed using the effective tax rates below applied to the Adjusted income (loss) before income taxes based upon Rocket Companies, Inc. owning 100% of the non-voting common interest units of Holdings LP for all three months presented and (b) the (Provision for) benefit from income taxes for the periods presented.

	Three Months Ended March 31,
	2026	2025
Net income (loss) attributable to Rocket Companies	$297	$(10)
Net loss impact from pro forma conversion of Class D common shares to Class A common shares	—	(202)
(Provision for) benefit from income taxes	(103)	11
Adjusted income (loss) before income taxes	$400	$(223)
Effective income tax rate for adjusted net income (loss)	25.60%	24.32%
Adjusted (Provision for) benefit from income taxes	$(102)	$54
(Provision for) benefit from income taxes	(103)	11
Adjustment to the (Provision for) benefit from income taxes	$1	$43

	Three Months Ended March 31,
	2026	2025
Statutory U.S. Federal Income Tax Rate	21.00%	21.00%
Foreign taxes	0.01	0.01
State and local income taxes (net of federal benefit)	4.59	3.31
Effective income tax rate for Adjusted net income	25.60%	24.32%
(3)    Reflects changes in market interest rates and assumptions, including OAS and prepayment speeds, gains or losses on sales of MSRs during the period and the effects of contractual prepayment protection associated with sales or purchases of MSRs.

(4)    Primarily consists of transaction costs associated with the Acquisitions and Up-C Collapse, such as professional service fees (including integration costs), and severance expense.

(5)    Reflects amortization of intangible assets related to the Acquisitions.

(6)    Represents tax benefits due to the amortization of intangible assets and other tax attributes resulting from the historical purchases of Holdings Units, net of payment obligations under the TRA and change in equity investments.

(7)    Tax impact of adjustments gives effect to the income tax related to Share-based compensation expense, Change in fair value of MSRs and related liabilities due to valuation assumptions (net of hedges), Acquisition-related expenses, Amortization of acquired intangible assets and Other adjustments, at the effective tax rates for each period.

Reconciliation of Adjusted diluted weighted average shares outstanding to Diluted weighted average Participating Common Stock outstanding

	Three Months Ended March 31,
	2026	2025
Diluted weighted average Participating Common Stock outstanding	2,846,974,742	2,001,936,379
Assumed pro forma conversion of Class D shares (1)	—	—
Adjusted diluted weighted average shares outstanding	2,846,974,742	2,001,936,379

Adjusted net income	$422	$80
Adjusted diluted earnings per share	$0.15	$0.04
(1)    Reflects the pro forma exchange and conversion of anti-dilutive Class D common shares to Class A common shares. For the three months ended March 31, 2025, Class D common shares were dilutive and are included in the Diluted weighted average Participating Common Stock outstanding in the table above. Class D common shares were surrendered and retired on June 30, 2025, the date the Up-C Collapse was effectuated.

Reconciliation of Adjusted EBITDA to Net income (loss)

	Three Months Ended March 31,
	2026	2025
Net income (loss)	$297	$(212)
Bond interest expense (1)	139	38
Provision for (benefit from) income taxes	103	(11)
Depreciation and amortization (2)	33	27
Share-based compensation expense	88	40
Change in fair value of MSRs and related liabilities due to valuation assumptions (net of hedges) (3)	(119)	259
Acquisition-related expenses (4)	79	28
Amortization of acquired intangible assets (5)	113	—
Other adjustments(6)	5	—
Adjusted EBITDA	$738	$169
(1)    Bond interest expense reflects interest incurred on the Company's Senior Notes, recognized within Interest expense on the Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss).

(2)    The three months ended March 31, 2026 exclude the impact of amortization of acquired intangible assets.

(3)    Reflects changes in market interest rates and assumptions, including OAS and prepayment speeds, gains or losses on sales of MSRs during the period and the effects of contractual prepayment protection associated with sales or purchases of MSRs.

(4)    Primarily consists of transaction costs associated with the Acquisitions and Up-C Collapse, such as professional service fees (including integration costs), and severance expense.

(5)    Reflects amortization of intangible assets related to the Acquisitions.

(6)    Reflects change in equity investments.

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

The following summarizes key performance indicators of the business:

	Three Months Ended March 31,
(Units in thousands, and $ in millions)	2026	2025
Loan Production Data
Closed loan origination volume	$44,653	$21,584
Direct to Consumer origination volume	$23,660	$11,799
Partner Network origination volume	$20,993	$9,785
Gain on sale margin (1)	2.74%	2.89%

	March 31,
(Units in thousands, and $ in millions)	2026	2025
Servicing Portfolio Data
Total serviced UPB (includes subserviced)	$2,109,774	$600,387
MSRs UPB of loans serviced	$1,257,976	$523,418
UPB of loans subserviced and temporarily serviced	$851,798	$76,969
Total loans serviced (includes subserviced)	9,440	2,797
Number of MSRs loans serviced	6,507	2,598
Number of loans subserviced and temporarily serviced	2,933	199
MSR fair value multiple (2)	5.30	4.95
Total serviced MSR delinquency rate (60+)	1.45%	1.34%
Net client retention rate (trailing twelve months) (3)	97%	97%
Actual CPR rate	10.61%	8.80%

	Three Months Ended March 31,
(Units in thousands)	2026	2025
Select Other Rocket Companies
Rocket Close closings (units)	93	52
Rocket Money paying subscribers, at period end	4,926	4,490
Rocket Loans closed (units)	28	15
Redfin real estate transactions	14	N/A
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

(2)    MSR fair market value multiple is a metric used to determine the relative value of the MSR asset in relation to the annualized retained servicing fee, which is the cash that the holder of the MSR asset would receive from the portfolio as of such date. It is calculated as the quotient of (a) the MSR fair market value as of a specified date divided by (b) the weighted average annualized retained servicing fee for our MSR portfolio as of such date. The weighted average annualized retained servicing fee for our MSR portfolio was 0.29% and 0.28% as of March 31, 2026 and 2025, respectively. The vast majority of our portfolio consists of originated MSRs and consequently, the impact of purchased MSRs does not have a material impact on our weighted average service fee.

(3)    This metric measures our retention across a greater percentage of our client base versus our recapture rate. We define “net client retention rate” as the number of clients that were active at the beginning of a period and which remain active at the end of the period, divided by the number of clients that were active at the beginning of the period. This metric excludes clients whose loans were sold during the period as well as clients to whom we did not actively market to due to contractual prohibitions or other business reasons. We define “active” as those clients who do not pay off their mortgage with us and originate a new mortgage with another lender during the period.

Description of Certain Components of Financial Data

Refer to the 2025 Form 10-K for the year ended December 31, 2025 for the complete Description of Certain Components of Financial Data. Additionally, refer to Revenue Recognition in Note 1, Business, Basis of Presentation and Significant Accounting Policies for details about the components of revenue and the reclassification of certain interest-type activities.

Components of revenue

Our sources of revenue include Gain on sale of loans, net, Loan servicing income (loss), net, Interest income and Other income.

Components of operating expenses

Our operating expenses as presented in the Condensed Statement of Operations Data include Salaries, commissions and team member benefits, General and administrative expenses, Marketing and advertising expenses, Interest expense, Depreciation and amortization, and Other expenses.

Results of Operations for the Three Months Ended March 31, 2026 and 2025

Summary of Operations

Condensed Statement of Operations Data	Three Months Ended March 31,
($ in millions)	2026	2025
Revenue
Gain on sale of loans, net	$1,376	$772
Servicing fee income	1,083	401
Change in fair value of MSRs, net	(485)	(449)
Interest income	507	201
Other income	460	176
Total revenue, net	$2,941	$1,101
Expenses
Salaries, commissions and team member benefits	$1,079	$610
General and administrative expenses	535	261
Marketing and advertising expenses	345	276
Interest expense	349	109
Depreciation and amortization	146	27
Other expenses	87	41
Total expenses	$2,541	$1,324
Income (loss) before income taxes	400	(223)
(Provision for) benefit from income taxes	(103)	11
Net income (loss)	297	(212)
Net loss attributable to non-controlling interest	—	202
Net income (loss) attributable to Rocket Companies	$297	$(10)

Gain on sale of loans, net

The components of Gain on sale of loans, net for the periods presented were as follows:

	Three Months Ended March 31,
($ in millions)	2026	2025
Net gain on sale of loans (1)	$620	$351
Fair value of originated MSRs	688	265
Provision for investor reserves	(6)	(4)
Unrealized change in fair value of the Pipeline	(173)	299
Realized and unrealized change in fair value of Pipeline hedges	247	(139)
Gain on sale of loans, net	$1,376	$772
(1)     Net gain on sale of loans represents the premium we receive in excess of the loan principal amount and certain fees charged by investors upon sale of loans into the secondary market, plus net origination fees.

The table below provides details of the characteristics of our mortgage loan production:

	Three Months Ended March 31,
($ in millions)	2026	2025
Closed loan origination volume by type:
Conventional Conforming	$26,891	$12,532
FHA/VA	10,655	5,607
Non-Agency	7,107	3,445
Total mortgage closed loan origination volume	$44,653	$21,584
Portfolio metrics:
Average loan amount (1)	$309	$270
Weighted average loan-to-value ratio	72.11%	71.18%
Weighted average credit score	740	738
Weighted average loan rate	6.12%	6.80%
Percentage of loans sold:
To GSEs and government	82.03%	79.98%
To other counterparties	17.97%	20.02%
Servicing-retained	93.17%	95.43%
Servicing-released	6.83%	4.57%

Net rate lock volume (2)	$49,388	$26,117
Gain on sale margin (3)	2.74%	2.89%
(1)    Average loan amount is presented in thousands.
(2)    Net rate lock volume includes the UPB of loans subject to IRLCs, net of the pull-through factor as described in the Description of Certain Components of Financial Data section above.

(3)    Gain on sale margin is calculated by dividing Gain on sale of loans, net by the net rate lock volume for the period. A detailed description of the components of Gain on sale of loans, net can be found above in Description of Certain Components of Financial Data. For purposes of calculating this metric, gain on sale revenue includes all those components, but excludes revenues from Rocket Loans, changes to the investor reserve, and fair value adjustments on repurchased loans held on our balance sheet, such as early buyouts.

Overview of the Gain on sale of loans, net table

At the time an IRLC is issued, an estimate of the Gain on sale of loans, net is recognized in the Unrealized change in fair value of the Pipeline component in the table above. Subsequent changes in the fair value of IRLCs and MLHFS are recognized in this same component as the loan progresses through closing, which is when the IRLC moves to a MLHFS (where it remains until sold into the secondary market). The goal of our Pipeline hedge strategy is to mitigate the impact of interest rate changes from the point of the IRLC through the sale of the loan. The Unrealized change in fair value of IRLCs and MLHFS each period is dependent on several factors, including mortgage origination volume, duration of the Pipeline, and movement of interest rates during that period as compared to the immediately preceding period. Loans originated during an increasing rate environment generally decrease in value and loans originated during a decreasing rate environment generally increase in value. When the mortgage loan is sold into the secondary market, any difference between the proceeds received and the current fair value of the loan is recognized as a realized gain on sale and moves from the Unrealized change in fair value of the Pipeline component, to the Net gain (loss) on sale of loans component in the table above. The component Realized and unrealized change in fair value related to the Pipeline hedges is intended to economically hedge (or offset) the various fair value adjustments that impact the Unrealized change in fair value of the Pipeline and the Net gain (loss) on sale of loans components. As a result, these three components should be evaluated in combination when evaluating Gain on sale of loans, net, as the sum of these components are primarily driven by net rate lock volume. Furthermore, at the point of sale of the loan, the Fair value of originated MSRs and the Provision for investor reserves are recognized each in their respective components shown above.

Three months ended March 31, 2026 summary

Gain on sale of loans, net was $1.4 billion, an increase of $0.6 billion, or 78%, compared to $0.8 billion in 2025.

Net gain on sale of loans, Unrealized change in fair value of the Pipeline, and Realized and unrealized change in fair value of Pipeline hedges was $694 million, an increase of $183 million, or 36%, compared to $511 million in 2025. This change was primarily driven by an increase in net rate lock volume.

The Fair value of originated MSRs was $688 million, an increase of $423 million, compared to $265 million in 2025. The change was driven by the increase in sold loan volume.

The Investor reserves liability balance was relatively flat in the current and prior period. The $2 million increase in Provision for investor reserves expense was primarily due to an increase in losses on repurchased loans in the current period, compared to 2025.

Loan servicing income (loss), net

For the periods presented, Loan servicing income (loss), net consisted of the following:

	Three Months Ended March 31,
($ in millions)	2026	2025
Retained servicing fee	$919	$381
Subservicing income	111	4
Ancillary income	53	16
Servicing fee income	1,083	401
Change in valuation model inputs or assumptions for MSRs and related liabilities	279	(261)
Change in fair value of MSR hedge	(160)	2
Collection / realization of cash flows	(604)	(190)
Change in fair value of MSRs, net	(485)	(449)
Loan servicing income (loss), net	$598	$(48)

	March 31,
($ in millions, units in thousands)	2026	2025
MSR UPB of loans serviced	$1,257,976	$523,418
Number of MSR loans serviced	6,507	2,598
UPB of loans subserviced and temporarily serviced	$851,798	$76,969
Number of loans subserviced and temporarily serviced	2,933	199
Total serviced UPB	$2,109,774	$600,387
Total loans serviced	9,440	2,797
Average loan amount (1)	$223	$215
MSR fair value	$19,377	$7,350
Total serviced delinquency count (60+) as % of total	1.45%	1.34%
Retained servicing metrics:
Weighted average loan rate	4.55%	4.32%
Weighted average service fee	0.29%	0.28%
(1)    Average loan amount is presented in thousands.

The following table summarizes changes to MSR and subservicing and other portfolio UPB:

	Three Months Ended March 31, 2026
	MSR	Subservicing and Other	Total
Balance at beginning of period	$1,290,325	$831,558	$2,121,883
Additions:
Originations	40,160	29	40,189
Acquisitions / Increase in subservicing (1)	11,873	55,760	67,633
Deductions:
Dispositions/ Decrease in subservicing (2)	(39,812)	(12,202)	(52,014)
Principal reductions and other	(12,361)	(4,977)	(17,338)
Voluntary reductions (3)	(31,799)	(18,056)	(49,855)
Involuntary reductions (4)	(395)	(314)	(709)
Net changes in loans serviced by others	(15)	—	(15)
Balance at end of period	$1,257,976	$851,798	$2,109,774

(1)    Amount for Subservicing and Other UPB includes transfers from MSR for MSRs sold with subservicing rights retained.

(2)    Amount for MSR UPB includes transfers to Subservicing and Other for MSRs sold with subservicing rights retained.

(3)    Voluntary reductions are related to loan payoffs by customers.

(4)    Involuntary reductions refer to loan defaults, loan liquidations and loan chargeoffs.

Three months ended March 31, 2026 summary

Loan servicing income, net was $598 million, a change of $646 million, compared to $48 million Loan servicing loss, net in 2025, due to the $682 million increase in Servicing fee income resulting from the larger average portfolio size during 2026, partially offset by the decrease in Change in fair value of MSRs, net.

The $36 million decrease in Change in fair value of MSRs, net was primarily driven by Collection / realization of cash flows due to the larger average portfolio size during 2026, mostly offset by the Change in valuation model inputs or assumptions. In 2026, the Change in valuation model inputs or assumptions was a $279 million increase, compared to a decrease of $261 million in 2025. This change was driven by an increase in interest rates during the first quarter of 2026, compared to a decrease in the same period in 2025.

Interest income

	Three Months Ended March 31,
($ in millions)	2026	2025
Interest income	$507	$201

Three months ended March 31, 2026 summary

Interest income was $507 million, an increase of $306 million, compared to $201 million in 2025. The increase was primarily driven by custodial deposit income associated with our larger average servicing portfolio in 2026, as well as higher mortgage loan origination volume.

Other income

The components of Other income for the periods presented were as follows:

	Three Months Ended March 31,
($ in millions)	2026	2025
Real estate services revenue	$192	$10
Rocket Close revenue	128	64
Rocket Money revenue	117	94
Other (1)	23	8
Total other income	$460	$176
(1)    Other consists of additional subsidiary and miscellaneous revenue.

Three months ended March 31, 2026 summary

Other income was $460 million, an increase of $284 million, compared to $176 million in 2025, primarily driven by a $182 million increase in Real estate services revenue from incremental real estate transactions associated with Redfin, which was acquired in the third quarter of 2025. Additionally, there was a $64 million increase in Rocket Close revenue, driven by higher mortgage loan origination volume.

Expenses

Expenses for the periods presented were as follows:

	Three Months Ended March 31,
($ in millions)	2026	2025
Salaries, commissions and team member benefits	$1,079	$610
General and administrative expenses	535	261
Marketing and advertising expenses	345	276
Interest expense	349	109
Depreciation and amortization	146	27
Other expenses	87	41
Total expenses	$2,541	$1,324

Three months ended March 31, 2026 summary

Total expenses during the period were $2.5 billion, an increase of $1.2 billion, or 92%, compared to 2025. Salaries, commissions and team member benefits were $1.1 billion, an increase of $469 million, or 77%, compared to $610 million, primarily due to increased variable compensation driven by higher origination volume, as well as expenses associated with additional team members from the Acquisitions. General and administrative expenses were $535 million, an increase of $274 million, compared to $261 million in 2025, primarily driven by Acquisition-related expenses, as well as an increase in variable costs associated with the increase in origination volume. Marketing and advertising expenses were $345 million, an increase of $69 million, or 25%, compared to $276 million, primarily driven by an increase in performance marketing associated with higher origination volume. Interest expense was $349 million, an increase of $240 million, compared to $109 million in 2025, driven by the senior notes issued and assumed in 2025, as well as increased utilization of mortgage loan funding facilities associated with higher origination volume.

Summary results by segment for the Three Months Ended March 31, 2026 and 2025

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

We measure the performance of the segments primarily on a contribution margin basis. Contribution margin is intended to measure the direct profitability of each segment and is calculated as Adjusted revenue less directly attributable expenses. Adjusted revenue is a non-GAAP financial measure described above. Directly attributable expenses include Salaries, commissions and team member benefits, General and administrative expenses, Marketing and advertising expenses, Interest expense and Other expenses, such as mortgage servicing related expenses and expenses generated from Rocket Close (title and settlement services). See below for our overview and discussion of segment results for the three months ended March 31, 2026 and 2025. For additional discussion, see Note 12, Segments of the notes to the unaudited Condensed Consolidated Financial Statements of this Form 10-Q.

Direct to Consumer Results

	Three Months Ended March 31,
($ in millions)	2026	2025
Revenue
Gain on sale of loans, net	$1,162	$660
Servicing fee income	1,080	400
Change in fair value of MSRs, net	(485)	(449)
Interest income	376	131
Other income	95	51
Total revenue, net	$2,228	$793
Change in fair value of MSRs and related liabilities due to valuation assumptions (net of hedges)	(119)	259
Adjusted revenue	$2,109	$1,052
Salaries, commissions and team member benefits	396	284
General and administrative expenses	168	78
Marketing and advertising expenses	195	213
Interest expense	139	35
Other expenses	64	35
Less: Directly attributable expenses	962	645
Contribution margin	$1,147	$407

Three months ended March 31, 2026 summary

Direct to Consumer Adjusted revenue was $2.1 billion, an increase of $1.1 billion, or 100%, compared to $1.1 billion in 2025, primarily driven by higher Gain on sale of loans, net, Servicing fee income and Interest income.

Gain on sale of loans, net increased $502 million, driven by an increase in net rate lock volume. Servicing fee income increased $680 million due to the larger average portfolio size in 2026. Interest income increased $245 million million primarily driven by custodial deposit income, as well as higher mortgage loan origination volume. These increases were partially offset by Changes in fair value of MSRs, specifically the Collection/realization of cash flows, which were impacted by the larger average servicing portfolio in 2026.

Direct to Consumer Directly attributable expenses were $962 million, an increase of $317 million, or 49%, compared to $645 million in 2025, primarily due to increased Salaries, commissions and team member benefits, Interest expense, and General and administrative expenses.

The increase in Salaries, commissions and team member benefits was due to variable compensation associated with higher origination volume, as well as expenses associated with additional team members from the fourth quarter 2025 acquisition of Mr. Cooper. Interest expense increased due to the senior notes issued and assumed in 2025, as well as increased utilization of mortgage loan funding facilities associated with higher origination volume. Higher General and administrative expenses were driven by acquisition-related expenses, as well as an increase in variable costs associated with the increase in origination volume.

Direct to Consumer Contribution margin was $1.1 billion, an increase of $740.0 million, or 182%, compared to $407 million in 2025. The increase in Contribution margin was primarily driven by an increase in Adjusted revenue, offset by higher Directly attributable expenses, as described above.

Partner Network Results

	Three Months Ended March 31,
($ in millions)	2026	2025
Revenue
Gain on sale of loans, net	$187	$96
Interest income	104	42
Other income	9	5
Total revenue, net	$300	$143
Change in fair value of MSRs and related liabilities due to valuation assumptions (net of hedges)	—	—
Adjusted revenue	$300	$143
Salaries, commissions and team member benefits	56	47
General and administrative expenses	31	5
Marketing and advertising expenses	4	3
Interest expense	64	29
Other expenses	1	2
Less: Directly attributable expenses	156	86
Contribution margin	$144	$57

Three months ended March 31, 2026 summary

Partner Network Adjusted revenue was $300.0 million, an increase of $157.0 million, or 110%, compared to $143.0 million in 2025, primarily due to increased Gain on sale of loans, net and Interest income, both driven by higher mortgage production volume.

Partner Network Directly attributable expenses were $156.0 million, an increase of $70.0 million, or 81%, compared to $86.0 million in 2025. Directly attributable expenses increased in 2026 primarily due to increased variable compensation and utilization of mortgage loan funding facilities, both driven by higher origination volume.

Partner Network Contribution margin was $144.0 million, an increase of $87.0 million, or 153%, compared to $57.0 million in 2025. The increase in Contribution margin was primarily driven by an increase in Adjusted revenue, offset by higher Directly attributable expenses, as described above.

Liquidity and Capital Resources

Historically, our primary sources of liquidity have included:

•    cash flow from our operations, including:

•    sale of whole loans into the secondary market;

•    sale of MSRs and excess servicing cash flows into the secondary market;

•    loan origination fees;

•    servicing fee income;

•    interest income on loans held for sale; and

•    other income.

•    borrowings, including secured and unsecured financing; and

•    cash and marketable securities on hand.

Historically, our primary uses of funds have included:

•    origination of loans;

•    interest expense;

•    repayment of debt;

•    operating expenses; and

•    acquisition of MSRs.

In order to originate and aggregate loans for sale into the secondary market, we use our own working capital and borrow or obtain money on a short-term basis primarily through secured financing facilities, generally established with large global banks.

When we sell a pool of loans in the secondary market, the proceeds received from the sale of the loans are used to pay back the amounts we owe on the secured financing facilities. We rely on the cash generated from the sale of loans to fund future loans and repay borrowings under our secured financing facilities. Delays or failures to sell loans in the secondary market could have an adverse effect on our liquidity position.

We remain in a strong liquidity position, with total liquidity of $9.4 billion as of March 31, 2026, which includes $2.7 billion of Cash and cash equivalents, $2.3 billion of undrawn lines of credit, and $4.4 billion of undrawn available MSR and advance lines of credit. Margin cash held on behalf of counterparties is recorded in Cash and cash equivalents, and the related liability is classified in Accounts payable and other liabilities in the Condensed Consolidated Balance Sheets. Margin cash pledged to counterparties is excluded from Cash and cash equivalents and instead recorded in Other assets, as a receivable, in the Condensed Consolidated Balance Sheets. We are also subject to contingencies which may have a significant impact on the use of our cash. We believe that our available cash, as well as the sources of liquidity described above, provide adequate resources to fund our anticipated ongoing operational and capital needs.

March 31, 2026 compared to March 31, 2025

Cash Flows

Our Cash and cash equivalents and restricted cash were $3.0 billion as of March 31, 2026, an increase of $1.6 billion, compared to $1.4 billion as of March 31, 2025. The increase was primarily driven by acquired cash and cash equivalents and restricted cash from the Acquisitions.

Equity

Equity was $23.2 billion as of March 31, 2026, an increase of $14.6 billion, compared to $8.6 billion as of March 31, 2025. The increase primarily reflects an increase of $1.5 billion and $13.9 billion as a result of the Redfin Acquisition and Mr. Cooper Acquisition, respectively, partially offset by a reduction to Change in controlling interest of investment, net, driven by $1.3 billion of deferred tax impacts during 2025 associated with the Up-C Collapse. Refer to Notes 2, Acquisitions and 8, Income Taxes, of the Condensed Consolidated Financial Statements, for further detail.

Distributions

During the three months ended March 31, 2026 and 2025, the Company had not paid any material tax distributions. Dividend distributions are at the discretion of our board of directors.

In connection with the Up-C Collapse transaction defined in Note 1, Business, Basis of Presentation and Significant Accounting Policies in this Form 10-Q, our board of directors authorized and declared a cash dividend (the “2025 Special Dividend”) on March 10, 2025 of $0.80 per share to the holders of our Class A common stock. The 2025 Special Dividend was paid on April 3, 2025 to holders of the Class A common stock of record as of the close of business on March 20, 2025.

Contractual Obligations, Commercial Commitments and Other Contingencies

There were no material changes outside the ordinary course of business to our outstanding contractual obligations as of March 31, 2026 from information and amounts previously disclosed as of December 31, 2025 in our Annual Report on Form 10-K under the caption “Contractual Obligations, Commercial Commitments and Other Contingencies.” Refer to Note 10, Commitments and Contingencies, of the notes to the Condensed Consolidated Financial Statements for further discussion of contractual obligations, commercial commitments and other contingencies, including legal contingencies.

New Accounting Pronouncements Not Yet Effective

See Note 1, Business, Basis of Presentation and Significant Accounting Policies of the notes to the Condensed Consolidated Financial Statements for details of recently issued accounting pronouncements and their expected impact on our Condensed Consolidated Financial Statements.

Critical Accounting Policies and Estimates

The preparation of Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We have identified certain accounting policies as being critical because they require us to make difficult, subjective or complex judgments about matters that are uncertain. We believe that the judgment, estimates and assumptions used in the preparation of our Condensed Consolidated Financial Statements are appropriate given the factual circumstances at the time. However, actual results could differ and the use of other assumptions or estimates could result in material differences in our results of operations or financial condition. Refer to “Part II - Item 7A. Quantitative and Qualitative Disclosures about Market Risk” of our 2025 Form 10-K for the detailed discussion of our critical accounting policies and estimates.

There have been no changes to our critical accounting policies, as described in our 2025 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the Company's exposure to market risks since what was disclosed in the Company's December 31, 2025 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of March 31, 2026, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of business, we may be involved in various pending or threatened legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon our financial condition and/or results of operations. However, in the opinion of our management, matters pending or threatened against us are not expected to have a material adverse effect on our business, financial condition and results of operations. Refer to Note 10, Commitments and Contingencies, to the Condensed Consolidated Financial Statements under the heading Legal included in this Quarterly Report on Form 10-Q for legal proceedings and related matters.

Item 1A. Risk Factors

There have been no material changes or additions to the risk factors previously disclosed under “Risk Factors” included in our Annual Report on Form 10-K filed for the year ended December 31, 2025. The risk factors described in our 2025 Form 10-K are not the only risks we face. Any of the risks described in our 2025 Form 10-K could materially affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may materially adversely affect our business, financial condition and/or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 5. Other Information

None

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

Rocket Companies, Inc.

May 11, 2026	By:	/s/ Brian Brown
Date		Name: Brian Brown
President, Chief Financial Officer and Treasurer
(Principal Financial Officer)