Form 10-Q
period 2026-06-30
Rocket Companies, Inc.
filed 2026-08-07
CIK 1805284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of July 31, 2026, 1,906,422,676 shares of the registrant's Class A common stock, $0.00001 par value, and 925,219,745 shares of the registrant's Class L common stock, $0.00001 par value, were outstanding.

Rocket Companies, Inc.
Form 10-Q
For the period ended June 30, 2026

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
Correspondent
Delegated correspondent channel through which Rocket purchases closed mortgage loans from approved third-party originators and financial institutions that have been underwritten in accordance with investor guidelines.

DTC	Direct to Consumer channel through which Rocket originates mortgage loans directly with homebuyers and homeowners, including new clients, existing servicing clients, and clients referred through enterprise partnerships, while managing the end-to-end experience across new mortgage financing.
EBITDA	Earnings Before Interest, Taxes, Depreciation, and Amortization
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FHA	Federal Housing Administration
FHFA	Federal Housing Finance Agency
Form 10-K	Annual Report on Form 10-K
Form 10-Q	Quarterly Report on Form 10-Q
GSEs	Government-Sponsored Enterprises, Fannie Mae together with Freddie Mac
Holdings LLC
Rocket, LLC, a Michigan limited liability company that was the Company's principal operating subsidiary prior to the Up-C Collapse, and which was converted into a limited partnership, Holdings LP, in connection with the Up-C Collapse

Holdings LLC Units	The common limited liability company interests of Holdings LLC held by RHI and Mr. Gilbert (or their transferees) which represented economic interests in Holdings LLC prior to the Up-C Collapse
Holdings LP	Rocket Limited Partnership, the successor entity to Holdings LLC following the Up-C Collapse
Holdings Units	Partnership units of Holdings LP, which, following the Up-C Collapse, are all directly or indirectly held by the Company
HouseCanary	HouseCanary, Inc.
IRLCs	Interest Rate Lock Commitments
Lendesk Technologies	Lendesk Canada Holdings Inc.
LMB HoldCo LLC	Core Digital Media
LPCs	Loan Purchase Commitments
MLHFS	Mortgage Loans Held for Sale
Mr. Cooper	Mr. Cooper Group Inc.
Mr. Cooper Acquisition	All-stock acquisition, effective October 1, 2025, pursuant to which the Company acquired Mr. Cooper, including its direct and indirect subsidiaries
MSRs	Mortgage Servicing Rights
Nationstar Mortgage	Mr. Cooper's mortgage operating subsidiary
OAS	Option Adjusted Spread

Reference	Term
Other Rocket Companies	Other Rocket Companies subsidiaries, not including mortgage loan production or servicing
Our non-GAAP financial measures	Collectively, Adjusted revenue, Adjusted net income, Adjusted diluted earnings per share and Adjusted EBITDA
Participating Common Stock	Class A common stock together with Class L common stock
Pipeline	Our inventory of mortgage loans held for sale, interest rate lock commitments and loan purchase commitments
Pipeline hedges	Derivative financial instruments economically hedging our Pipeline
PSUs	Performance Stock Units
Redfin	Redfin Corporation
Redfin Acquisition	All-stock transaction, effective July 1, 2025, pursuant to which the Company acquired Redfin, including its direct and indirect subsidiaries
Related Parties	Collectively, RHI, its subsidiaries, certain other affiliates and related parties
RHI	Rock Holdings Inc.
Rocket Close	Rocket Close, LLC formerly Amrock, LLC
Rocket GP, LLC	General Partner of Rocket Limited Partnership
Rocket Loans	RockLoans Holdings LLC
Rocket LP, LLC	Limited Partner of Rocket Limited Partnership
Rocket Money	Rocket Money, Inc.
Rocket Mortgage	Rocket Mortgage brand or platform, or the Rocket Mortgage business as context allows
Rocket Pro	Wholesale channel through which independent mortgage brokers, community banks, and credit unions originate loans for their clients using Rocket’s origination platform, fulfillment capabilities, and products while maintaining their own customer relationships and branding.
Roosevelt	Roosevelt Management Company LLC
RSUs	Restricted Stock Units
RTIC	Rocket Title Insurance Company
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
SPEs	Special Purpose Entities
the Acquisitions	The Redfin Acquisition together with the Mr. Cooper Acquisition
the Company, we, us, and our	Rocket Companies, Inc.
TMSPP	Team Member Stock Purchase Plan
TRA	Tax Receivable Agreement, dated as of August 5, 2020, with RHI and Mr. Gilbert
TRA Amendment	Amendment to the Tax Receivable Agreement, dated June 30, 2025, by and among the Company, RHI and Daniel Gilbert
U.S. GAAP	U.S. Generally Accepted Accounting Principles
Up-C Collapse	Series of transactions completed on June 30, 2025, pursuant to which the Company collapsed its Up-C structure
UPB	Unpaid Principal Balance
VIEs	Variable Interest Entities
Xome	Xome Holdings, LLC

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Rocket Companies, Inc.
Condensed Consolidated Balance Sheets
($ In Millions, Except Share and Per Share Amounts)

	June 30, 2026	December 31, 2025
Assets	(Unaudited)
Cash and cash equivalents	$3,103	$2,696
Mortgage loans held for sale, at fair value	15,548	15,471
Derivative assets, at fair value	490	360
Mortgage servicing rights, at fair value	18,905	19,442
Advance receivables, net of reserves and discount of $135 and $120, respectively	1,542	2,040
Property and equipment, net of accumulated depreciation of $757 and $695, respectively	277	260
Loans subject to repurchase right from Ginnie Mae	5,768	5,125
Intangible assets, net of accumulated amortization	1,995	2,224
Goodwill	10,611	10,611
Other assets	2,738	2,456
Total assets	$60,977	$60,685
Liabilities and equity
Liabilities
Secured financing	$16,639	$17,936
Unsecured financing, net	10,772	10,423
Derivative liabilities, at fair value	85	145
Loans subject to repurchase right from Ginnie Mae	5,768	5,125
Accounts payable and other liabilities	4,167	4,158
Total liabilities	$37,431	$37,787
Equity
Preferred stock, $0.00001 par value - 500,000,000 shares authorized as of June 30, 2026 and December 31, 2025, none issued and outstanding as of June 30, 2026 and December 31, 2025.	$—	$—
Class A common stock, $0.00001 par value - 10,000,000,000 shares authorized as of June 30, 2026 and December 31, 2025, 981,617,910 and 969,277,991 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively.	—	—
Class L common stock, $0.00001 par value - 6,000,000,000 shares authorized as of June 30, 2026 and December 31, 2025, 1,848,879,455 shares issued and outstanding as of June 30, 2026 and December 31, 2025.	—	—
Additional paid-in capital	22,894	22,774
Retained earnings	651	124
Non-controlling interest	1	—
Total equity	23,546	22,898
Total liabilities and equity	$60,977	$60,685
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Rocket Companies, Inc.
Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)
($ In Millions, Except Share and Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue
Gain on sale of loans
Gain on sale of loans excluding fair value of originated MSRs, net	$446	$473	$1,134	$980
Fair value of originated MSRs	759	343	1,447	608
Gain on sale of loans, net	1,205	816	2,581	1,588
Loan servicing income
Servicing fee income	1,066	401	2,149	802
Change in fair value of MSRs, net	(616)	(199)	(1,101)	(648)
Loan servicing income, net	450	202	1,048	154
Interest income	583	237	1,090	438
Other income	546	196	1,006	373
Total revenue, net	2,784	1,451	5,725	2,553
Expenses
Salaries, commissions and team member benefits	1,050	623	2,129	1,233
General and administrative expenses	568	287	1,103	548
Marketing and advertising expenses	291	276	636	552
Interest expense	374	155	723	264
Depreciation and amortization	145	27	291	54
Other expenses	75	59	162	100
Total expenses	2,503	1,427	5,044	2,751
Income (loss) before income taxes	281	24	681	(198)
(Provision for) benefit from income taxes	(52)	10	(155)	20
Net income (loss)	229	34	526	(178)
Net loss (income) attributable to non-controlling interest	1	(36)	1	166
Net income (loss) attributable to Rocket Companies	$230	$(2)	$527	$(12)

Earnings (loss) per share of Participating Common Stock
Basic	$0.08	$(0.01)	$0.19	$(0.08)
Diluted	$0.08	$(0.01)	$0.19	$(0.08)

Weighted average shares outstanding
Basic	2,836,345,108	171,438,105	2,832,422,032	159,643,228
Diluted	2,843,538,118	171,438,105	2,843,996,649	159,643,228

Comprehensive income (loss)
Net income (loss)	$229	$34	$526	$(178)
Cumulative translation adjustment	—	1	—	1
Comprehensive income (loss)	229	35	526	(177)
Comprehensive loss (income) attributable to non-controlling interest	1	(37)	1	165
Comprehensive income (loss) attributable to Rocket Companies	$230	$(2)	$527	$(12)
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Rocket Companies, Inc.
Condensed Consolidated Statements of Changes in Equity
($ In Millions)
(Unaudited)

	Class A Common Stock Shares	Class D Common Stock Shares	Class L Common Stock Shares	Additional Paid-in Capital	Retained Earnings	Total Non-controlling Interest	Total Equity
Balance, December 31, 2024	146,028,193	1,848,879,483	—	$389	$313	$8,341	$9,043
Net loss	—	—	—	—	(10)	(202)	(212)
Share-based compensation, net	3,243,276	—	—	3	—	35	38
Distributions to unit holders (members) from subsidiary investment, net	—	—	—	—	—	(113)	(113)
Special Dividends to Class A Shareholders, net of forfeitures	—	—	—	—	(123)	(22)	(145)
Taxes withheld on team members' restricted share award vesting	—	—	—	(2)	—	(26)	(28)
Issuance of Class A common stock upon exercise of stock options	40,000	—	—	—	—	—	—
Issuance of Class A common stock under share-based compensation plans	839,012	—	—	1	—	8	9
Change in controlling interest of investment, net	—	—	—	13	—	(21)	(8)
Balance, March 31, 2025	150,150,481	1,848,879,483	—	$404	$180	$8,000	$8,584
Net income (loss)	—	—	—	—	(2)	36	34
Cumulative translation adjustment	—	—	—	—	—	1	1
Share-based compensation, net	586,990	—	—	4	—	45	49
Taxes withheld on team members' restricted share award vesting	—	—	—	(1)	—	(4)	(5)
Issuance of Class A common stock under share-based compensation plans	775,879	—	—	1	—	9	10
Change in controlling interest of investment, net	—	(1,848,879,483)	1,848,879,455	6,863	—	(8,087)	(1,224)
Balance, June 30, 2025	151,513,350	—	1,848,879,455	$7,271	$178	$—	$7,449

	Class A Common Stock Shares	Class D Common Stock Shares	Class L Common Stock Shares	Additional Paid-in Capital	Retained Earnings	Total Non-controlling Interest	Total Equity
Balance, December 31, 2025	969,277,991	—	1,848,879,455	$22,774	$124	$—	$22,898
Net income	—	—	—	—	297	—	297
Share-based compensation, net	8,281,368	—	—	101	—	—	101
Taxes withheld on team members' restricted share award vesting	—	—	—	(88)	—	—	(88)
Issuance of Class A common stock upon exercise of stock options	623,015	—	—	10	—	—	10
Issuance of Class A common stock under share-based compensation plans	522,479	—	—	12	—	—	12
Balance, March 31, 2026	978,704,853	—	1,848,879,455	$22,809	$421	$—	$23,230
Net income (loss)	—	—	—	—	230	(1)	229
Share-based compensation, net	1,783,176	—	—	80	—	—	80
Taxes withheld on employees' restricted share award vesting	—	—	—	(17)	—	—	(17)
Issuance of Class A common stock upon exercise of stock options	13,117	—	—	—	—	—	—
Issuance of Class A common stock under share-based compensation plans	1,116,764	—	—	17	—	—	17
Change in controlling interest of investment, net	—	—	—	5	—	2	7
Balance, June 30, 2026	981,617,910	—	1,848,879,455	$22,894	$651	$1	$23,546
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Rocket Companies, Inc.
Condensed Consolidated Statements of Cash Flows
($ In Millions)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Operating activities
Net income (loss)	$526	$(178)
Adjustments to reconcile Net income (loss) to Net cash provided by (used in) operating activities:
Depreciation and amortization	291	54
Provision for (benefit from) deferred income taxes	156	(23)
Fair value of originated MSRs	(1,447)	(608)
Change in fair value of MSRs, net	872	687
Gain on sale of loans excluding fair value of originated MSRs, net	(1,134)	(980)
Disbursements of mortgage loans held for sale	(93,228)	(50,012)
Proceeds from sale of mortgage loans held for sale	94,028	48,759
Disbursements of non-mortgage loans held for sale	(977)	(298)
Proceeds from sale of non-mortgage loans held for sale	901	86
Share-based compensation expense	177	90
Other operating activities	257	(23)
Change in assets and liabilities
Advance receivables, net	497	102
Other assets	(63)	(425)
Accounts payable	(172)	97
Other liabilities	(39)	24
Total adjustments	119	(2,470)
Net cash provided by (used in) operating activities	$645	$(2,648)
Investing activities
Net proceeds from sale of MSRs	$1,371	$208
Net purchase of MSRs	(348)	(234)
Purchase of property and equipment, net of disposals	(77)	(30)
Other investing activities	(52)	1
Net cash provided by (used in) investing activities	$894	$(55)
Financing activities
Net (payments) borrowings on secured financing	$(1,297)	$2,748
Borrowings on Senior Notes	1,500	4,000
Repayments of Senior Notes	(1,150)	—
Payment of debt issuance costs	(13)	(30)
Net payments on notes payable from unconsolidated affiliates	—	(29)
(Payments to) proceeds from consolidated CFE, net	(50)	90
Stock issuance, net	34	17
Taxes withheld on team members' restricted share award vesting	(105)	(33)
Contributions from (distributions to) other unit holders (members of Holdings)	4	(237)
Net cash (used in) provided by financing activities	$(1,077)	$6,526
Effects of exchange rate changes on Cash and cash equivalents	—	1
Net increase in Cash and cash equivalents and restricted cash	462	3,824
Cash and cash equivalents and restricted cash, beginning of period	2,934	1,289
Cash and cash equivalents and restricted cash, end of period	$3,396	$5,113
Supplemental Disclosures of Non-cash Investing Activities
Purchase of mortgage servicing rights holdback	$27	$21
Sale of mortgage servicing rights holdback	$85	$15
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

We are a Detroit‑based fintech company including mortgage, real estate and personal finance businesses with a mission to Help Everyone Home. We are committed to delivering industry-best client experiences through our AI-powered, vertically integrated homeownership ecosystem. Our full suite of products empowers our clients across home search, mortgage finance and servicing, title and closing, financial wellness and personal loans. We believe our widely recognized “Rocket” brand is synonymous with simple, fast, affordable and trusted digital experiences. Our business operations are presented through one reportable segment, Mortgage, refer to Note 13, Segments for further information.

Rocket Companies, Inc. is a holding company. Its primary material assets are the equity interests held in Rocket GP, LLC, Rocket LP, LLC, and Redfin. Rocket GP, LLC and Rocket LP, LLC collectively wholly own Rocket Limited Partnership, which wholly owns the following entities: Lendesk Technologies, LMB HoldCo LLC, Rocket Close, Rocket Money, Rocket Mortgage, LLC, Rocket Loans, RTIC, Xome and Woodward Capital Management LLC, among others.

On July 1, 2025 and October 1, 2025, Rocket Companies completed the acquisitions of Redfin and Mr. Cooper, respectively. Refer to Note 2, Acquisitions for further information. During the first quarter of 2026, Nationstar Mortgage was merged into Rocket Mortgage, LLC.

Up-C Collapse

On June 30, 2025, the Company completed a series of transactions to simplify its organizational and capital structure by collapsing its Up-C structure. As a result of the Up-C Collapse, the Company holds, indirectly, 100% of the voting and economic interests of Rocket Limited Partnership, and only Class A common stock and Class L common stock are issued and outstanding. The Up-C Collapse was accounted for as a common control transaction, which results primarily in the exchange of non-controlling interests in Holdings LLC for Class L common stock. Refer to the 2025 Form 10-K for further details regarding the Up-C Collapse transaction steps. Refer to Note 15, Earnings Per Share for related impacts.

Basis of Presentation and Consolidation

As of June 30, 2026, the Company's Condensed Consolidated Financial Statements reflect the Company's wholly-owned subsidiaries and VIEs in which the Company is the primary beneficiary.

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

The Company measures certain assets and liabilities at fair value on a recurring basis. Additionally, the Company may measure other assets and liabilities at fair value in the Condensed Consolidated Financial Statements on a nonrecurring basis. For further details of the Company’s transactions refer to Note 3, Fair Value Measurements.

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

Reclassifications

Beginning in the first quarter of 2026, we reclassified certain interest-related activity within the Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss). These reclassifications have no impact on previously reported consolidated net income, financial position, or cash flows. Prior period amounts that are impacted have been reclassified to conform to the current presentation. Specifically, Interest income, net was retitled to Interest income, and Interest and amortization expense on non-funding debt was retitled to Interest expense. Consistent with this revised presentation, Interest expense on funding facilities, which had historically been presented as a contra-revenue component of Interest income, net, was reclassified to Interest expense, resulting in $91 and $155 being reclassified for the three and six months ended June 30, 2025, respectively. Deposit and other interest-related income primarily related to custodial deposits was reclassified from Other income to Interest income, resulting in $112 and $222 being reclassified for the three and six months ended June 30, 2025, respectively. Certain other interest expense was reclassified from Other expenses to Interest expense, resulting in $5 and $13 being reclassified for the three and six months ended June 30, 2025, respectively.

Management Estimates

The preparation of Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of the fair value of assets and contingent liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Management is not aware of any factors that would significantly change its estimates and assumptions as of June 30, 2026. Actual results may differ from these estimates.

Subsequent Events

In preparing these Condensed Consolidated Financial Statements, the Company evaluated events and transactions for potential recognition or disclosure through the date these Condensed Consolidated Financial Statements were issued. Refer to Note 6, Borrowings for disclosure of changes to the Company’s debt agreements that occurred subsequent to June 30, 2026.

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

Restricted cash as of June 30, 2026 and 2025 consisted of cash on deposit for a repurchase facility, collected funds pledged to certain financing facilities, client application deposits, title premiums collected from the insured that are due to the underwriter, and principal and interest received in collection accounts for purchased assets. Restricted cash is included in Other assets on the Condensed Consolidated Balance Sheets.

	June 30,
	2026	2025
Cash and cash equivalents	$3,103	$5,091
Restricted cash	293	22
Total cash, cash equivalents and restricted cash, end of period in the Condensed Consolidated Statements of Cash Flows	$3,396	$5,113

Revenue Recognition

Gain on sale of loans, net — consists of the following:

Gain on sale of loans excluding fair value of originated MSRs, net — includes all components related to the origination and sale of mortgage loans accounted for as sales under ASC 860, Transfers and Servicing, including (1) net gain on sale of loans, which represents the premium we receive in excess of the loan principal amount and certain fees charged by investors upon sale of loans into the secondary market, (2) loan origination fees (credits), points and certain costs, (3) provision for or benefit from investor reserves, (4) unrealized change in fair value of the Pipeline, and (5) realized and unrealized change in fair value of Pipeline hedges. An estimate of the gains and/or losses is recognized at the time an IRLC is issued, net of a pull-through factor. Subsequent changes in the fair value of IRLCs and MLHFS are recognized in current period earnings.

Fair value of originated MSRs — represents the capitalization of originated MSRs at fair value upon sale of loans on a servicing-retained basis. MSR assets are created at the time MLHFS are securitized and sold to investors for cash, while the Company retains the right to service the loan.

Loan servicing income, net — consists of the following:

Servicing fee income — includes contractual servicing fees, late charges, prepayment penalties and other ancillary fees and such fees are recorded as income as earned upon collection of payments from borrowers. The Company also acts as a subservicer for certain parties that own the underlying servicing rights for loans and receives subservicing fees, which are generally a stated monthly fee per loan that varies based upon loan type and loan status. Subservicing fees are accrued in the period that services are performed.

Change in fair value of MSRs, net — includes adjustments for the fair value measurement of MSRs and related liabilities and derivative financial instruments economically hedging the MSR portfolio. Refer to Note 4, Mortgage Servicing Rights and Related Liabilities for information related to the gain/loss on changes in the fair value of MSRs and related liabilities. Refer to Note 10, Derivative Financial Instruments for further information on the derivative financial instruments gain/loss.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Millions, Except Per Share Amounts or Unless Otherwise Noted)
Interest income — includes revenue generated from deposit income earned on cash deposits, including custodial deposits associated with the servicing portfolio, as well as interest earned on MLHFS and non-mortgage loans held for sale primarily for the period from origination to sale. Interest income is accrued and credited to income daily based on the UPB outstanding and recorded as earned. The accrual of Interest income is generally discontinued when a loan becomes 90 days past due. Loans return to accrual status when the principal and interest become current and it is probable that the amounts are fully collectible. For individual loans that have been modified, a period of six timely payments is required before the loan is returned to an accrual basis.

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

Rocket Money subscription revenue — The Company recognizes subscription revenue ratably over the contract term beginning on the commencement date of each contract. We have determined that subscriptions represent a stand-ready obligation to perform over the subscription term. These performance obligations are satisfied over time as the customer simultaneously receives and consumes the benefits. Contracts are one month to one year in length. Subscription revenues were $107 and $86 for the three months ended June 30, 2026 and 2025, respectively and $210 and $171 for the six months ended June 30, 2026 and 2025, respectively.

Rocket Close closing fee revenue — The Company recognizes closing fees for nonrecurring services provided in connection with the origination of the loan. These fees are recognized at the time of loan closing for purchase transactions or at the end of a client's three-day rescission period for refinance transactions, which represents the point in time the loan closing services performance obligation is satisfied. The consideration received for closing services is a fixed fee per loan that varies by state and loan type. Closing fees were $51 and $32 for the three months ended June 30, 2026 and 2025, respectively and $100 and $56 for the six months ended June 30, 2026 and 2025, respectively.

Rocket Close appraisal revenue — The Company recognizes appraisal revenue when the appraisal service is completed. The Company may choose to deliver appraisal services directly to its client or subcontract such services to a third-party licensed and/or certified appraiser. In instances where the Company performs the appraisal, revenue is recognized as the gross amount of consideration received at a fixed price per appraisal. The Company is an agent in instances where a third-party appraiser is involved in the delivery of appraisal services and revenue is recognized net of third-party appraisal expenses. Appraisal revenue was $11 and $10 for the three months ended June 30, 2026 and 2025, respectively and $22 and $19 for the six months ended June 30, 2026 and 2025, respectively.

Real estate brokerage services revenue — Brokerage revenue includes our offer and listing services, where our lead agents represent homebuyers and home sellers. We recognize commission-based brokerage revenue upon closing of a brokerage transaction, less the amount of any commission refunds, closing-cost reductions, or promotional offers that may result in a material right under ASC 606. Brokerage revenue is affected by the number of brokerage transactions we close, the mix of brokerage transactions, home-sale prices, commission rates, and the amount we give to customers. Brokerage revenue was $197 and zero for the three months ended June 30, 2026 and 2025, respectively and $335 and zero for the six months ended June 30, 2026 and 2025, respectively.

Real estate referral services revenue — The Company recognizes referral services revenue based on arrangements with partner agencies contingent on the closing of a transaction. As this revenue stream is variable, and is contingent on the successful transaction close, the revenue is constrained until the occurrence of the transaction. At this point, the constraint on recognizing revenue is deemed to have been lifted and revenue is recognized for the consideration expected to be received. Referral services revenue was $12 and $15 for the three months ended June 30, 2026 and 2025, respectively and $21 and $25 for the six months ended June 30, 2026 and 2025, respectively.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Millions, Except Per Share Amounts or Unless Otherwise Noted)
Real estate exchange revenue — Exchange revenue includes fees earned on a proprietary digital exchange for selling foreclosed, real estate owned, and seller-owned property. Revenue is recognized upon transfer of control of promised goods or services to customers in an amount that reflects the consideration expected to be received in exchange for those products. Exchange revenue was $18 and zero for the three months ended June 30, 2026 and 2025, respectively and $33 and zero for the six months ended June 30, 2026 and 2025, respectively.

Zillow Partnership revenue — As part of the acquisition of Redfin, the Company has an arrangement with Zillow, Inc. and recognizes revenue from a Content License Agreement and Partnership Agreement, which were combined for accounting purposes. The combined contract contains a single integrated performance obligation to provide content license and lead generation services to Zillow. The $100 upfront payment received by Redfin under the Partnership Agreement was recognized as deferred revenue initially and the Company recognizes revenue on a straight-line basis over the remaining contract term after the acquisition date of Redfin, which approximates the pattern of satisfaction of our performance obligation. The variable consideration related to the per-lead fees will be recognized over time based on the actual number of leads generated and the Company does not believe that it is probable that a significant reversal will occur. Total revenue from these Zillow agreements was $50 and zero for the three months ended June 30, 2026 and 2025, respectively and $92 and zero for the six months ended June 30, 2026 and 2025, respectively.

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

Asset-Backed Financing Arrangements

In the normal course of business, the Company enters into asset-backed financing arrangements with SPEs, which primarily consist of limited liability companies and trusts established for a limited purpose. Through these arrangements, the Company transfers financial assets, including MLHFS, MSRs, advance receivables and non-mortgage loans held for sale, to SPEs in exchange for cash under the terms of its facility or financing agreements. The Company evaluated and concluded that the SPEs meet the criteria as a VIE and the Company is the primary beneficiary. These SPEs obtain financing through the issuance of debt or repurchase arrangements supported by collections on the underlying financial assets. Holders of the debt issued by these entities can look only to the assets of the entities themselves for satisfaction of the debt and have limited to no recourse against the Company.

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

Nonconsolidated Variable Interest Entities

In the normal course of business, the Company transfers financial assets to certain entities where the Company holds a variable interest. Accordingly, the Company has evaluated and concluded that such entities are VIEs; however, the Company is not the primary beneficiary. The Company primarily holds variable interests through either beneficial interests in securitization trusts (accounted for as investment securities) or ownership interests (accounted for as equity investments) and has continuing involvement through servicing or subservicing. The assets of the VIEs are not available for general use by the Company and creditors have no recourse to the Company for the related liabilities. The underlying performance of the transferred financial assets impacts the fair value of such transferred assets and ultimately the financial performance of the VIEs.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Millions, Except Per Share Amounts or Unless Otherwise Noted)
Non-Controlling Interest

During the second quarter of 2026, the Company sold a non-controlling interest in Roosevelt, an investment management firm that was previously a wholly-owned subsidiary of Rocket Companies, to a third-party. As of June 30, 2026, the Company held 75.1% of Roosevelt, with a third-party holding the remaining 24.9%; accordingly, this is recognized as a non-controlling interest within our Condensed Consolidated Financial Statements.

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

The Company has applied the acquisition method of accounting in accordance with ASC 805, Business Combinations and recognized assets acquired and liabilities assumed at their fair value as of the date of acquisition with the excess of consideration transferred over the fair value of net assets acquired recorded as goodwill. During the quarter ended June 30, 2026, the Company finalized the purchase price allocation for the Redfin Acquisition. No measurement-period adjustments were recorded, and there were no changes to the amounts previously disclosed.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Millions, Except Per Share Amounts or Unless Otherwise Noted)
The following table summarizes the purchase price allocation to our Condensed Consolidated Balance Sheets as of the acquisition date:

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
The resulting goodwill is primarily attributed to the assembled workforce, synergies from integrating Redfin’s brokerage and home search platform with Rocket’s mortgage and real estate ecosystem, and opportunities for future market expansion. Goodwill generated as a result of the Redfin Acquisition is not deductible for tax purposes.

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

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Millions, Except Per Share Amounts or Unless Otherwise Noted)
The Company has applied the acquisition method of accounting in accordance with ASC 805, Business Combinations and recognized assets acquired and liabilities assumed at their fair value as of the date of acquisition with the excess of consideration transferred over the fair value of net assets acquired recorded as goodwill. The tax-related liabilities and other contingencies are preliminary and subject to change as additional information becomes available and certain tax matters are finalized. Additional information that existed as of the acquisition date but at the time was unknown to the Company may become known to the Company during the remainder of the measurement period, a period not to exceed 12 months from the acquisition date, which may result in adjustments to the preliminary amounts recognized.

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

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Millions, Except Per Share Amounts or Unless Otherwise Noted)
Unaudited Pro Forma Financial Information

Total revenue, net and Net income (loss) since the acquisition dates of Redfin and Mr. Cooper were not provided as it is impracticable for the Company to distinguish legacy Redfin and Mr. Cooper information due to the ongoing integration and system conversion efforts.

The following unaudited pro forma financial information summarizes the combined results of operations for Rocket, Redfin, and Mr. Cooper, as if the Acquisitions had both been consummated on January 1, 2024. The unaudited pro forma financial information was as follows:

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
	(Unaudited)
Total revenue, net	$2,564	$4,645
Net income (loss)	$151	$(73)
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

Investment securities — Investment securities includes: (1) trading debt securities that are recorded at fair value using observable market prices for similar securities or identical securities that are traded in less active markets, which are classified as Level 2 and (2) available for sale debt securities that are recorded at fair value using an internal valuation model that calculates the present value of estimated net future cash flows utilizing unobservable inputs, which are classified as Level 3. The Company has elected the fair value option for the Level 3 available for sale debt securities and accordingly recognizes the changes in fair value for all investment securities within the Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss).

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

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Millions, Except Per Share Amounts or Unless Otherwise Noted)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The table below shows a summary of financial statement items that are measured at estimated fair value on a recurring basis, including assets measured under the fair value option. There were no material transfers of assets or liabilities recorded at fair value on a recurring basis between Levels 1, 2 or 3 during the six months ended June 30, 2026 or the year ended December 31, 2025.

	Level 1	Level 2	Level 3	Total
Balance at June 30, 2026
Assets:
Mortgage loans held for sale (1)	$—	$15,250	$298	$15,548
Derivative assets:
IRLCs	—	—	345	345
LPCs	—	—	5	5
Forward commitments	—	100	—	100
Treasury futures	—	40	—	40
MSRs	—	—	18,905	18,905
Other assets:
Investment securities	—	53	66	119
Equity investments	—	—	6	6
Non-mortgage loans held for sale	—	—	485	485
Assets of the consolidated CFE	—	—	103	103
Non-mortgage loans servicing rights	—	—	18	18
Total assets	$—	$15,443	$20,231	$35,674
Liabilities:
Derivative liabilities:
LPCs	$—	$—	$3	$3
Forward commitments	—	81	—	81
Treasury futures	—	1	—	1
Other liabilities:
Liabilities of the consolidated CFE	—	—	70	70
Excess spread financing	—	—	322	322
MSRs financing liability	—	—	16	16
Total liabilities	$—	$82	$411	$493

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Millions, Except Per Share Amounts or Unless Otherwise Noted)

	Level 1	Level 2	Level 3	Total
Balance at December 31, 2025
Assets:
Cash and cash equivalents:
Money market funds	$47	$—	$—	$47
Mortgage loans held for sale (1)	—	15,221	250	15,471
Derivative assets:
IRLCs	—	—	294	294
LPCs	—	—	4	4
Forward commitments	—	62	—	62
MSRs	—	—	19,442	19,442
Other assets:
Investment securities	—	43	—	43
Equity investments	—	—	6	6
Non-mortgage loans held for sale	—	—	411	411
Assets of the consolidated CFE	—	—	152	152
Total assets	$47	$15,326	$20,559	$35,932
Liabilities:
Derivative liabilities:
LPCs	$—	$—	$1	$1
Forward commitments	—	98	—	98
Treasury futures	—	46	—	46
Other liabilities:
Liabilities of the consolidated CFE	—	—	120	120
Excess spread financing	—	—	337	337
MSRs financing liability	—	—	11	11
Total liabilities	$—	$144	$469	$613
(1)    As of June 30, 2026 and December 31, 2025, $198 and $167 of UPB of the Level 3 MLHFS were 90 days or more delinquent and were considered in non-accrual status, respectively. The fair value of these Level 3 mortgage loans held for sale was $158 and $137 as of June 30, 2026 and December 31, 2025, respectively.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Millions, Except Per Share Amounts or Unless Otherwise Noted)
The following table presents the quantitative information for significant unobservable inputs used in the fair value measurements of material recurring Level 3 fair value financial instruments as of:

	June 30, 2026		December 31, 2025
Unobservable Input	Range	Weighted Average	Range	Weighted Average
Mortgage loans held for sale
Model pricing	67.9% - 102.1%	79.2%	71.7% - 104.0%	83.1%
IRLCs
Pull-through probability	0.0% - 100.0%	71.8%	0.0% - 100.0%	71.7%
Value of servicing (reflected as a % of pull-through adjusted UPB)	0.0% - 4.1%	1.4%	0.0% - 2.9%	1.3%
MSRs (1)
OAS (2)	7.3% - 11.3%	8.4%	7.3% - 11.3%	8.3%
Prepayment speeds	9.4% - 12.1%	10.2%	9.6% - 13.4%	10.7%
Cost to service per loan (3)	$42 - $113	$61	$42 - $113	$59
Non-mortgage loans held for sale
Discount rate	7.0% - 9.3%	7.3%	7.0% - 9.3%	7.0%
Annual default rate	5.9% - 63.0%	7.9%	4.0% - 29.3%	9.0%
Assets and Liabilities of the consolidated CFE
Discount rate	7.0% - 7.0%	7.0%	7.0% - 7.0%	7.0%
Annual default rate	5.9% - 45.7%	7.9%	6.9% - 25.9%	8.9%
Excess-spread financing (1)
OAS (2)	7.0% - 12.3%	8.8%	7.0% - 12.3%	8.8%
Prepayment speeds	7.4% - 8.2%	7.8%	6.6% - 8.4%	7.7%
Average life (4)		6.4 years		6.5 years
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

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Millions, Except Per Share Amounts or Unless Otherwise Noted)
The table below presents a reconciliation of material Level 3 assets and liabilities measured at fair value on a recurring basis for the three and six months ended June 30, 2026 and 2025. MSRs are also classified as a Level 3 asset measured at fair value on a recurring basis and its reconciliation is found in Note 4, Mortgage Servicing Rights and Related Liabilities. The Company had immaterial equity investments, non-mortgage loans servicing rights, MSRs financing liability, investment securities and LPCs assets and liabilities as of June 30, 2026 and 2025.

	Mortgage Loans Held for Sale	IRLCs	Non-Mortgage Loans Held for Sale	Assets of the consolidated CFE	Liabilities of the consolidated CFE	Excess-spread financing
Balance at March 31, 2026	$264	$361	$411	$126	$94	$328
Transfers in (1)	117	—	524	—	—	—
Transfers out/principal reductions (1)	(68)	—	(449)	(20)	(24)	(14)
Total (losses) gains included in Net income (loss) for assets held at the end of the reporting period	(15)	(16)	(1)	(3)	—	8
Balance at June 30, 2026	$298	$345	$485	$103	$70	$322

Balance at March 31, 2025	$236	$283	$343	$148	$119	$—
Transfers in (1)	184	—	176	99	80	—
Transfers out/principal reductions (1)	(152)	—	(47)	(29)	(17)	—
Total (losses) gains included in Net income (loss) for assets held at the end of the reporting period	(16)	21	(3)	(3)	—	—
Balance at June 30, 2025	$252	$304	$469	$215	$182	$—

Balance at December 31, 2025	$250	$294	$411	$152	$120	$337
Transfers in (1)	258	—	977	—	—	—
Transfers out/principal reductions (1)	(175)	—	(901)	(42)	(50)	(27)
Total (losses) gains included in Net income (loss) for assets held at the end of the reporting period	(35)	51	(2)	(7)	—	12
Balance at June 30, 2026	$298	$345	$485	$103	$70	$322

Balance at December 31, 2024	$242	$103	$262	$112	$93	$—
Transfers in (1)	298	—	298	156	125	—
Transfers out/principal reductions (1)	(269)	—	(86)	(49)	(36)	—
Total (losses) gains included in Net income (loss) for assets held at the end of the reporting period	(19)	201	(5)	(4)	—	—
Balance at June 30, 2025	$252	$304	$469	$215	$182	$—
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
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Millions, Except Per Share Amounts or Unless Otherwise Noted)
Fair Value Option

The following is the estimated fair value and UPB of MLHFS, non-mortgage loans held for sale and assets of the consolidated CFE that have contractual principal amounts and for which the Company has elected the fair value option. The fair value option was elected for these assets as the Company believes fair value best reflects their expected future economic performance:

	Fair Value	UPB	Difference (1)
Balance at June 30, 2026
Mortgage loans held for sale	$15,548	$15,230	$318
Non-mortgage loans held for sale	485	474	11
Assets of the consolidated CFE	103	101	2

Balance at December 31, 2025
Mortgage loans held for sale	$15,471	$15,061	$410
Non-mortgage loans held for sale	411	406	5
Assets of the consolidated CFE	152	152	—
(1)    Represents the amount of gains/losses due to changes in fair value of items accounted for using the fair value option. These are included in Gain on sale of loans, net for Mortgage loans held for sale and Other income for Non-mortgage loans held for sale and Assets of the consolidated CFE on the Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss).

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

	June 30, 2026		December 31, 2025
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Total Senior Notes, net	$10,772	$10,764	$10,423	$10,502
The fair value of Senior Notes was calculated using the observable bond price at June 30, 2026 and December 31, 2025, respectively. The Senior Notes are classified as Level 2 in the fair value hierarchy and are recorded in Unsecured financing, net in the Company's Condensed Consolidated Balance Sheets.

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

	June 30, 2026	December 31, 2025
MSRs, at fair value	$18,905	$19,442

Excess spread financing, at fair value	$322	$337
MSRs financing, at fair value	16	11
MSR related liabilities - nonrecourse, at fair value	$338	$348

Mortgage Servicing Rights

The following table summarizes changes to the MSR assets:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Fair value, beginning of period	$19,377	$7,350	$19,442	$7,633
Fair value of originated MSRs	759	343	1,447	608
MSRs sales	(833)	(56)	(1,440)	(200)
MSRs purchases	151	179	320	224
Changes in fair value (1)
Due to changes in valuation model inputs or assumptions	97	(25)	399	(284)
Due to collection/realization of cash flows	(646)	(224)	(1,263)	(414)
Total changes in fair value	(549)	(249)	(864)	(698)
Fair value, end of period	$18,905	$7,567	$18,905	$7,567
(1)    Reflects changes in market interest rates and assumptions, including OAS, prepayment speeds, cost to service per loan, and the gains or losses on sales of MSRs during the period. It does not include the change in fair value of derivatives that economically hedge MSRs, the change in fair value of excess spread financing or the effects of contractual prepayment protection resulting from sales or purchases of MSRs.

The Company may periodically sell MSRs and retain subservicing for the related loans. The Company evaluates these transactions, including its continued involvement as subservicer to determine whether they meet the requirements for sale accounting. During the six months ended June 30, 2026, the Company sold $92,522 in UPB of MSRs, of which $62,974 were retained by the Company as subservicer.

The Company’s MSR portfolio is comprised of both loans it has originated and sold servicing-retained and MSRs acquired through acquisitions. The total UPB of mortgage loans serviced, excluding subserviced loans, at June 30, 2026 and December 31, 2025 was $1,213,607 and $1,290,325, respectively. The portfolio primarily consists of high-quality performing agency and government (FHA and VA) loans. As of June 30, 2026 and December 31, 2025, delinquent loans (defined as 60-plus days past-due) were 1.37% and 1.50%, respectively, of our total portfolio.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Millions, Except Per Share Amounts or Unless Otherwise Noted)

The following sensitivity analysis shows the potential impact on the fair value of the Company’s MSRs based on hypothetical changes in key assumptions, including the OAS, prepayment speeds and cost to service per loan:

	OAS		Prepayment Speeds		Cost to Service per Loan
	100 BPS Adverse Change	200 BPS Adverse Change	10% Adverse Change	20% Adverse Change	10% Adverse Change	20% Adverse Change
June 30, 2026	$(692)	$(1,333)	$(456)	$(879)	$(117)	$(234)
December 31, 2025	$(718)	$(1,383)	$(527)	$(1,015)	$(124)	$(248)
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

Excess Spread Financing

The Company had excess spread financing liability of $322 and $337, related to the UPB of $56,611 and $59,695, as of June 30, 2026 and December 31, 2025, respectively. Refer to Note 3, Fair Value Measurements, for key weighted-average inputs and assumptions used in the valuation of excess spread financing liability and a rollforward of the balances for the periods presented.

Revenues - Loan servicing income, net

For the periods presented, Loan servicing income, net consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Contractually specified servicing fees (1)	$903	$382	$1,822	$763
Subservicing income	103	3	214	7
Other ancillary income	60	16	113	32
Servicing fee income	1,066	401	2,149	802
Change in valuation model inputs or assumptions for MSRs and related liabilities	70	(25)	349	(286)
Change in fair value of MSR hedge	(47)	45	(207)	47
Collection/realization of cash flows	(639)	(219)	(1,243)	(409)
Change in fair value of MSRs, net	(616)	(199)	(1,101)	(648)
Loan servicing income, net	$450	$202	$1,048	$154
(1)    Amounts include servicing fees from loans sold with servicing retained of $684 and $341 for the three months ended June 30, 2026 and 2025, respectively, and $1,220 and $682 for the six months ended June 30, 2026 and 2025, respectively.

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

The following table presents the activity in MLHFS:

	Six Months Ended June 30,
	2026	2025
Balance at the beginning of period	$15,471	$9,020
Disbursements of mortgage loans held for sale	93,228	50,012
Proceeds from sales of mortgage loans held for sale	(94,028)	(48,759)
Gain on sale of mortgage loans excluding fair value of other financial instruments, net (1)	877	896
Balance at the end of period	$15,548	$11,169
(1)    The Gain on sale of loans excluding fair value of originated MSRs, net on the Condensed Consolidated Statements of Cash Flows includes income related to IRLCs, forward commitments and provision for investor reserves.

Credit Risk

The Company is subject to credit risk associated with mortgage loans that it purchases and originates during the period of time prior to the sale of these loans. The Company considers credit risk associated with these loans to be minimal as it holds the loans for a short period of time, which for the six months ended June 30, 2026 is generally less than 45 days from the date of borrowing, and the market for these loans continues to be highly liquid. The Company is also subject to credit risk associated with mortgage loans it has repurchased as a result of breaches of representations and warranties during the period of time between repurchase and resale.

6. Borrowings

The Company maintains various types of secured and unsecured financing, as presented in the tables below. Secured financing consists of master repurchase agreements, early funding facilities, MSR lines of credit, advance facilities and revolving credit and security agreements, and credit and security agreements. Unsecured financing, net consists of our revolving credit facility and senior notes. Interest rates typically have two main components; a base rate, most commonly SOFR, which is sometimes subject to a minimum floor, plus a spread. Certain financing is subject to a commitment fee, which can be up to 50 basis points per year. The commitment fee charged by lenders is calculated based on the committed line amount multiplied by a negotiated rate.

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

The Company is required to maintain certain covenants under its secured and unsecured financing facilities, including minimum tangible net worth, minimum liquidity, maximum total debt or liabilities to net worth ratio, pretax net income requirements and other customary debt covenants, as defined in the underlying agreements. A breach of these covenants may result in an event of default and permit lenders to pursue certain remedies. In addition, most of these facilities include cross default or cross acceleration provisions that could result in all facilities terminating if an event of default or acceleration of maturity occurs, under any such facility. The Company was in compliance with all covenants as of June 30, 2026 and December 31, 2025.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Millions, Except Per Share Amounts or Unless Otherwise Noted)
Secured financing

Facility Type	Collateral	Maturity	Line Amount	Committed Line Amount	Outstanding Balance as of June 30, 2026	Outstanding Balance as of December 31, 2025
Mortgage loan funding
1) Master Repurchase Agreement (1)	Mortgage loans held for sale	9/16/2027	$1,000	$100	$973	$983
2) Master Repurchase Agreement (2)	Mortgage loans held for sale	4/23/2027	1,500	250	1,059	437
3) Master Repurchase Agreement	Mortgage loans held for sale	12/17/2027	2,500	250	752	1,617
4) Master Repurchase Agreement	Mortgage loans held for sale	5/27/2027	2,500	500	1,544	1,475
5) Master Repurchase Agreement	Mortgage loans held for sale	9/3/2027	1,000	100	594	476
6) Master Repurchase Agreement	Mortgage loans held for sale	11/26/2027	1,500	100	1,468	1,452
7) Master Repurchase Agreement (3)	Mortgage loans held for sale	6/11/2027	3,000	250	2,657	2,834
8) Master Repurchase Agreement	Mortgage loans held for sale	6/11/2027	1,500	150	1,457	1,453
9) Master Repurchase Agreement	Mortgage loans held for sale	5/26/2028	1,500	200	652	615
10) Master Repurchase Agreement	Mortgage loans held for sale	11/27/2026	500	—	41	30
11) Master Repurchase Agreement (4)	Mortgage loans held for sale	9/30/2027	1,200	—	137	145
12) Master Repurchase Agreement (5)	Mortgage loans held for sale	N/A	N/A	N/A	N/A	107
13) Master Repurchase Agreement (6)	Mortgage loans held for sale	7/12/2026	200	30	54	46
14) Master Repurchase Agreement (7)	Mortgage loans held for sale	7/24/2026	100	—	14	16
15) Master Repurchase Agreement (8)	Mortgage loans held for sale	3/26/2027	750	100	626	514
16) Master Repurchase Agreement (9)	Mortgage loans held for sale	7/10/2026	1,000	50	485	234
17) Master Repurchase Agreement	Mortgage loans held for sale	11/18/2026	1,000	—	793	364
18) Master Repurchase Agreement	Mortgage loans held for sale	12/23/2026	200	—	—	—
19) Master Repurchase Agreement (5)	Mortgage loans held for sale	N/A	N/A	N/A	N/A	—
20) Early Funding Facility (10)	Mortgage loans held for sale	(10)	5,000	—	424	575
21) Early Funding Facility (11)	Mortgage loans held for sale	(11)	2,000	—	255	478
Total Mortgage loan funding			$27,950	$2,080	$13,985	$13,851

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Millions, Except Per Share Amounts or Unless Otherwise Noted)

Facility Type	Collateral	Maturity	Line Amount	Committed Line Amount	Outstanding Balance as of June 30, 2026	Outstanding Balance as of December 31, 2025
MSR and advance facilities
22) MSR line of credit (5) (12)	MSRs	N/A	N/A	N/A	N/A	$—
23) MSR line of credit (13)	MSRs	9/30/2027	950	—	—	150
24) MSR line of credit (5)	MSRs	N/A	N/A	N/A	N/A	—
25) MSR line of credit (14)	MSRs	4/2/2027	1,750	700	225	700
26) MSR line of credit	MSRs	7/20/2027	875	875	—	450
27) MSR line of credit	MSRs	4/1/2027	500	—	250	360
28) MSR line of credit	MSRs	6/23/2027	500	150	100	150
29) MSR line of credit	MSRs	7/17/2027	500	250	100	310
30) MSR line of credit (15)	MSRs	7/25/2027	1,500	1,200	340	440
31) MSR line of credit	MSRs	6/27/2027	500	250	265	265
32) MSR line of credit	MSRs	6/25/2027	300	—	150	150
33) Advance facility	Servicing advance receivables	5/26/2028	850	700	414	364
34) Advance facility (16)	Servicing advance receivables	7/12/2026	30	30	15	1
35) Advance facility	Servicing advance receivables	12/1/2027	350	100	89	99
36) Advance facility (15)	Servicing advance receivables	7/25/2027	500	500	359	342
Total MSR and advance facilities			$9,105	$4,755	$2,307	$3,781

Personal loan funding
37) Revolving Credit and Security Agreement	Personal loans held for sale	8/19/2027	$200	$200	$43	$63
38) Revolving Credit and Security Agreement	Personal loans held for sale	11/21/2028	150	75	38	17
39) Revolving Credit and Security Agreement	Personal loans held for sale	12/20/2026	175	175	—	13
40) Revolving Credit and Security Agreement	Personal loans held for sale	3/27/2028	300	100	103	185
41) Revolving Credit and Security Agreement	Personal loans held for sale	12/26/2028	300	300	163	26
Total Personal loan funding			$1,125	$850	$347	$304

Total Secured Financing (17)			$38,180	$7,685	$16,639	$17,936

(1)    This facility has an overall line size of $1,000, of which $150 is a sublimit for early buy out financing.

(2)    This facility has a 12-month initial term, which can be extended for 3-months at each subsequent 3-month anniversary from the initial start date. Subsequent to June 30, 2026, this facility was extended to July 23, 2027.

(3)    This facility has an overall line size of $3,000, of which $3,000 is a sublimit for early buy out financing. Capacity is fully fungible and is not restricted by these allocations.

(4)    This facility has an overall line size of $1,200, of which $950 is a sublimit for MSR financing.

(5)    This facility was voluntarily terminated during the six months ended June 30, 2026.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Millions, Except Per Share Amounts or Unless Otherwise Noted)
(6)    This facility has an overall line size of $200, of which $30 is a sublimit for Advance financing. Subsequent to June 30, 2026, this was facility was extended to October 10, 2026.

(7)     Subsequent to June 30, 2026, this facility was extended to October 22, 2026.

(8)    This facility has an overall line size of $750, of which $750 is a sublimit for early buy out financing. Capacity is fully fungible and not restricted by these allocations.

(9)    Subsequent to June 30, 2026, this facility was extended to July 5, 2028, with an overall capacity of $1,000 and a committed capacity of $250.

(10)    This facility is an evergreen agreement with no stated termination or expiration date. This agreement can be terminated by either party upon written notice.

(11)    This facility will be reviewed every 90 days. This facility is an evergreen agreement with no stated termination or expiration date. This agreement can be terminated by either party upon written notice.

(12)    This facility was a sublimit of Master Repurchase Agreement 4.

(13)    This facility is a sublimit of Master Repurchase Agreement 11.

(14)    Subsequent to June 30, 2026, this facility was extended to July 21, 2028, with an overall capacity of $2,000 and committed capacity of $700.

(15)    Total capacity for this facility is $2,000, of which $500 is internally allocated for Advance financing and $1,500 is internally allocated for MSR financing. Capacity is fully fungible and is not restricted by these allocations.

(16)    This facility is a sublimit of Master Repurchase Agreement 13. Subsequent to June 30, 2026, this facility was voluntarily paid off in full and terminated.

(17)    The interest rates charged by lenders on secured financing included the applicable base rate plus a spread ranging from 0.75% to 3.25% for the six months ended June 30, 2026 and from 0.80% to 3.25% for the year ended December 31, 2025.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Millions, Except Per Share Amounts or Unless Otherwise Noted)
Unsecured financing, net

Facility Type	Collateral	Maturity	Line Amount	Committed Line Amount	Outstanding Balance as of June 30, 2026	Outstanding Balance as of December 31, 2025
Lines of credit
Revolving credit facility (1)	—	7/3/2028	$2,300	$2,300	$—	$—
Total Line of credit			$2,300	$2,300	$—	$—

(1)     Subsequent to June 30, 2026, this facility was amended to increase the total facility size to $2,500 fully committed, and was extended to July 16, 2029.

Facility Type	Maturity	Interest Rate	Outstanding Principal June 30, 2026	Outstanding Principal December 31, 2025
Senior Notes, net
Unsecured Senior Notes (2)(3)	10/15/2026	2.875%	$—	$1,150
Unsecured Convertible Senior Notes (4)	4/1/2027	0.500%	503	503
Unsecured Senior Notes (2)(5)	1/15/2028	5.250%	62	62
Unsecured Senior Notes (2)	3/1/2029	3.625%	750	750
Unsecured Senior Notes (2)	8/1/2029	6.500%	12	12
Unsecured Senior Notes (2)	8/1/2029	6.500%	738	738
Unsecured Senior Notes (2)	8/1/2030	6.125%	2,000	2,000
Unsecured Senior Notes (2)	12/15/2030	5.125%	76	76
Unsecured Senior Notes (2)	3/1/2031	3.875%	1,250	1,250
Unsecured Senior Notes (2)(6)	8/1/2031	6.125%	900	—
Unsecured Senior Notes (2)	11/15/2031	5.750%	64	64
Unsecured Senior Notes (2)	2/1/2032	7.125%	45	45
Unsecured Senior Notes (2)	2/1/2032	7.125%	955	955
Unsecured Senior Notes (2)	8/1/2033	6.375%	2,000	2,000
Unsecured Senior Notes (2)	10/15/2033	4.000%	850	850
Unsecured Senior Notes (2)(6)	6/15/2034	6.500%	600	—
Total Senior Notes			$10,805	$10,455
Unamortized premium, net of unamortized discount			36	28
Unamortized issuance costs			(69)	(60)
Total Senior Notes, net (7)			$10,772	$10,423

Total Unsecured Financing, net			$10,772	$10,423

(2)    The indentures provide that the Company may redeem all or a portion of the unsecured senior notes at any time on or after certain fixed dates at the applicable redemption prices set forth in the indentures plus accrued and unpaid interest, to the redemption dates.

(3)    During the three months ended June 30, 2026, the entire outstanding principal amount of the notes were redeemed at a redemption price equal to 100% of the principal amount plus approximately $6 of accrued and unpaid interest.

(4)    The 2027 Convertible Senior Notes are unsecured obligation notes with no assets required to be pledged for this borrowing. The 2027 Convertible Senior Notes are convertible to cash, shares of the Company's common stock, or a combination thereof, at our election. The conversion rate is 8.47 shares of common stock per thousand principal amount.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Millions, Except Per Share Amounts or Unless Otherwise Noted)
(5)    Subsequent to June 30, 2026, the entire outstanding principal amount of the notes was redeemed at a redemption price equal to 100% of the principal amount plus approximately $2 of accrued and unpaid interest.

(6)    During the three months ended June 30, 2026, the Company completed the offering of the unsecured senior notes due 2031 and 2034.

(7)    The weighted average interest rate was 5.43% as of June 30, 2026 and 5.03% as of December 31, 2025.

The terms of the Senior Notes restrict our ability and the ability of our subsidiary guarantors among other things to: (1) merge, consolidate or sell, transfer or lease assets and; (2) create liens on assets.

Refer to Note 3, Fair Value Measurements for information pertaining to the fair value of the Company’s debt.

7. Transactions with Related Parties

The Company has entered into various transactions and agreements with Related Parties. These transactions include providing and receiving services from these Related Parties.

The notes receivable and due from affiliates were $6 and $5 as of June 30, 2026 and December 31, 2025, respectively.

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

The transactions with Related Parties were composed of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$—	$2	$1	$3
Salaries, commissions and team member benefits	1	—	1	1
General and administrative expenses	13	12	31	23
Marketing and advertising expenses	4	3	6	6
Lease expense	$17	$19	$38	$37

The Company has also entered into a TRA with related parties as described further in Note 9, Income Taxes.

8. Goodwill

In the second quarter of 2026, the Company made changes to its reportable segment structure, refer to Note 13, Segments for additional information. As a result, the operations previously included within the Direct to Consumer segment are now reflected in the Mortgage segment. Therefore, the goodwill assigned to the Direct to Consumer segment of $9,982 as of December 31, 2025, was assigned to the Mortgage segment as of June 30, 2026 and prospectively. The Company completed a quantitative impairment assessment of goodwill for each of the impacted reporting units immediately prior to and subsequent to the reassignment. No impairment of goodwill was identified. The goodwill assigned to other operating segments of $629 as of December 31, 2025 and June 30, 2026, was not impacted by the changes in the reportable segment structure.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Millions, Except Per Share Amounts or Unless Otherwise Noted)
9. Income Taxes

The Company had an income tax expense of $52 on Income before income taxes of $281 and an income tax benefit of $10 on Income before income taxes of $24 for the three months ended June 30, 2026 and 2025, respectively. The Company had an income tax expense of $155 on Income before income taxes of $681 and an income tax benefit of $20 on Loss before income taxes of $198 for the six months ended June 30, 2026 and 2025, respectively. For the six months ended June 30, 2026, the Company’s income tax expense varies from the expense that would be expected based on the U.S. Federal statutory tax rate due principally to state and local income taxes, nondeductible expenses, and impacts due to valuation allowance. For the six months ended June 30, 2025, the Company’s income tax expense varies from the expense that would be expected based on the U.S. Federal statutory tax rate due principally to its organizational structure, changes in its deferred tax rate, and impacts due to valuation allowance.

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

Prior to the Up-C Collapse, Rocket Companies owned a portion of Holdings LLC Units. Through the Up-C Collapse and conversion of Holdings LLC to Rocket Limited Partnership, Rocket Companies acquired the Holdings Units held by Rocket Companies’ chairman and RHI which have a book basis that is higher than the tax basis in the investment of Holdings LLC. After the Up-C Collapse and the conversion of Holdings LLC to Rocket Limited Partnership, the Company holds, indirectly, 100% of the voting and economic interests of Rocket Limited Partnership.

Several subsidiaries of Rocket Limited Partnership, such as Rocket Mortgage, Rocket Close and other subsidiaries, are single member LLC entities. As single member LLCs of Rocket Limited Partnership, all taxable income or loss generated by these subsidiaries passes through and is included in the income or loss of Rocket Limited Partnership. A provision for state and local income taxes is required for certain jurisdictions that tax single member LLCs as regarded entities. Other subsidiaries of Rocket Limited Partnership, such as Rocket Money, RTIC, LMB Mortgage Services and others, are treated as C Corporations and separately file and pay taxes apart from Rocket Limited Partnership in various jurisdictions including but not limited to U.S. federal, state, local and Canada.

Tax Receivable Agreement

We are a party to a TRA and related TRA Amendment with RHI II, LLC and Mr. Gilbert that provides for the payment by the Company of 90% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the Company actually realizes as a result of certain increases in tax basis and other tax benefits. Refer to the 2025 Form 10-K for the year ended December 31, 2025 for the complete description of the Tax Receivable Agreement, including the terms of the amendment executed in connection with the Up-C Collapse.

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

Tax Distributions

Prior to the Up-C Collapse, Holdings LLC made pro rata tax distributions to holders of Holdings LLC Units. Any future tax distributions after the Up-C Collapse would remain within the consolidated financial reporting group. For the three and six months ended June 30, 2025, Holdings LLC paid tax distributions totaling $114 to holders of Holdings LLC Units other than Rocket Companies. Refer to the 2025 Form 10-K for further details.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Millions, Except Per Share Amounts or Unless Otherwise Noted)
10. Derivative Financial Instruments

Derivative instruments are used as part of the overall strategy to manage exposure to, or to hedge, interest rate risks related to the Pipeline and the MSR portfolio. The Company economically hedges the Pipeline separately from the MSR portfolio primarily using third-party derivative instruments. Such derivative instruments utilized by the Company include IRLCs, LPCs, Forward commitments, and Treasury futures. The Company’s derivative instruments are not designated as accounting hedging instruments, and therefore, changes in fair value are recorded in current period Net income (loss). Changes in the fair value of IRLCs, LPCs, and Pipeline hedges are recognized in Gain on sale of loans, net on the Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss). Changes in the fair value of all derivative instruments economically hedging the MSR portfolio are recorded in Change in fair value of MSRs, net on the Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss). The cash flows related to IRLCs, LPCs, and Pipeline hedges are included within the Gain on sale of loans excluding fair value of originated MSRs, net and the cash flows related to MSR hedges are included within Other operating activities, both in the Condensed Consolidated Statements of Cash Flows.

The gains (losses) recognized by the Company on all derivative activity, including IRLCs, LPCs, Pipeline hedges and MSR hedges were as follows:

	Statements of Income (Loss) Line	Three Months Ended June 30,		Six Months Ended June 30,
Derivative activity		2026	2025	2026	2025
IRLCs, LPCs and Pipeline hedges	Gain on sale of loans, net	$(18)	$7	$291	$57
MSR hedges	Change in fair value of MSRs, net	$(48)	$45	$(207)	$47

Refer to Note 3, Fair Value Measurements, for additional information on the fair value of derivative financial instruments.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Millions, Except Per Share Amounts or Unless Otherwise Noted)

Notional and Fair Value

The notional and fair values of derivative financial instruments were as follows:

	Notional Value	Derivative Asset	Derivative Liability
Balance at June 30, 2026:
Assets:
IRLCs, net of loan funding probability (1)	$11,761	$345	$—
LPCs, net of loan funding probability	1,082	5	—
Forward commitments	13,877	100	—
Treasury futures	6,641	40	—
Total Derivative assets	$33,361	$490	$—
Liabilities:
LPCs, net of loan funding probability	$967	$—	$3
Forward commitments	17,416	—	81
Treasury futures	671	—	1
Total Derivative liabilities	$19,054	$—	$85

Balance at December 31, 2025:
Assets:
IRLCs, net of loan funding probability (1)	$9,611	$294	$—
LPCs, net of loan funding probability	690	4	—
Forward commitments	16,073	62	—
Treasury futures	12	—	—
Total Derivative assets	$26,386	$360	$—
Liabilities:
LPCs, net of loan funding probability	$287	$—	$1
Forward commitments	19,446	—	98
Treasury futures	5,252	—	46
Total Derivative liabilities	$24,985	$—	$145
(1)    See Note 11, Commitments and Contingencies for further discussion of IRLC.

As of June 30, 2026, the Company held $101 and $31 in collateral deposits and collateral obligations on derivative instruments, respectively. As of December 31, 2025, the Company held $238 and $30 in collateral deposits and collateral obligations on derivative instruments, respectively. Collateral deposits and collateral obligations are held within Other assets and Accounts payable and other liabilities on our Condensed Consolidated Balance Sheets, respectively.

Counterparty Credit Risk

There were no material changes to the Company’s counterparty credit risk management policies, as described in the 2025 Form 10-K, during the three and six months ended June 30, 2026, and no credit losses were incurred due to counterparty nonperformance.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Millions, Except Per Share Amounts or Unless Otherwise Noted)
11. Commitments and Contingencies

Interest Rate Lock Commitments

IRLCs are agreements to lend to a client as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company evaluates each client’s creditworthiness on a case-by-case basis.

The number of days from the date of the IRLC to expiration of fixed and variable rate lock commitments outstanding at June 30, 2026 and December 31, 2025 was 40 days, on average.

The UPB of IRLCs was as follows:

	June 30, 2026		December 31, 2025
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
IRLCs	$13,984	$2,399	$12,331	$1,066

Commitments to Sell Mortgage Loans

In the ordinary course of business, the Company enters into contracts to sell existing MLHFS into the secondary market at specified future dates. In the event that a forward commitment is not filled and there has been an unfavorable market shift from the date of commitment to the date of settlement, the Company is contractually obligated to pay a pair-off fee on the undelivered balance. The fair value of MLHFS commitments to sell existing loans as of June 30, 2026 and December 31, 2025 was $67 and $53, respectively.

Investor Reserves

The investor reserves balance is held within Accounts payable and other liabilities on our Condensed Consolidated Balance Sheets. The following presents the activity in the investor reserves:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Balance at beginning of period	$123	$101	$129	$100
(Benefit from) provision for investor reserves	(2)	(1)	4	3
Realized losses	(5)	(2)	(17)	(5)
Balance at end of period	$116	$98	$116	$98

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

Tax Receivable Agreement

The Company is party to a Tax Receivable Agreement. See Note 9, Income Taxes, for further details.

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

As of June 30, 2026 and December 31, 2025, we have recorded reserves in accordance with ASC 450, Contingencies related to potential damages in connection with legal and administrative proceedings of $103 and $74, respectively. For matters for which a loss is reasonably possible in future periods, an estimate may not be possible due to the early stage of the proceedings, the significant factual issues to be resolved, and/or the lack of specific damages requests. Generally, the less progress that has been made in the proceedings or the broader the range of potential results, the harder it is for the Company to estimate losses or ranges of losses that are reasonably possible the Company could incur. The ultimate outcome of these or other actions or proceedings, including any monetary awards against Rocket Companies or one or more of its subsidiaries, is uncertain and there can be no assurance as to the amount of any such potential awards. Rocket Companies and its subsidiaries will incur defense costs and other expenses in connection with these proceedings. Plus, if a judgment for money that exceeds specified thresholds is rendered against Rocket Companies or any of its subsidiaries and it or they fail to timely pay, discharge, bond or obtain a stay of execution of such judgment, it is possible that one or more of the companies could be deemed in default of loan funding facilities and other agreements governing indebtedness. If the final resolution in one or more of these proceedings is unfavorable, it could have a material adverse effect on the business, liquidity, financial condition, cash flows, and results of operations of Rocket Companies.

12. Regulatory Minimum Net Worth, Capital Ratio and Liquidity Requirements

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

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Millions, Except Per Share Amounts or Unless Otherwise Noted)
Rocket Mortgage is subject to certain minimum net worth, capital ratio and liquidity requirements and risk-based capital ratio established by the FHFA for the GSEs Seller/Servicers and Ginnie Mae for single-family issuers. Additionally, refer to Note 6, Borrowings for information regarding compliance with all funding and financing facilities related covenant requirements. During the first quarter of 2026, Nationstar Mortgage was merged into Rocket Mortgage and is no longer subject to its own requirements. As of June 30, 2026 and December 31, 2025, we were in compliance with these requirements.

Rocket Mortgage’s single-family servicing portfolios exceed $150 billion in UPB, therefore we are also required to obtain an external primary servicer rating or master servicing rating and long-term senior unsecured or long-term corporate family credit ratings from two different rating agencies. As of June 30, 2026 and December 31, 2025, we were in compliance with these requirements.

The most restrictive of these regulatory requirements requires the Company to maintain a minimum net worth of approximately $3,500, minimum liquidity of approximately $1,500 and minimum capital/leverage ratio and risk-based capital ratio of 6% as of June 30, 2026. As of June 30, 2026 and December 31, 2025, we were in compliance with these requirements.

13. Segments

ASC 280, Segment Reporting, establishes the standards for reporting information about segments in financial statements. The Company’s Chief Executive Officer, who has been identified as its CODM, is responsible for assessing segment performance and making decisions about how to allocate resources to the segments.

In the second quarter of 2026, in connection with the ongoing integration of our two recent acquisitions, we finalized organizational changes to align with our strategic priorities centered on a vertically integrated homeownership platform. These organizational changes and the way in which information is reviewed by the CODM to monitor performance, allocate capital, and make strategic and operational decisions, caused the composition of the Company’s reportable segments to change, as described below. Accordingly, prior period segment information has been recast to conform to the current period segment presentation.

In applying the criteria set forth in ASC 280, Segment Reporting, the Company has determined that in the second quarter of 2026, it has one reportable segment, Mortgage. All other operating segments of the Company, which primarily include real estate services and personal finance, did not meet the quantitative thresholds for separate segment reporting, and accordingly, have been combined into the “All Other” category.

Mortgage

The Mortgage segment includes our mortgage origination, servicing, title, closing, and appraisal businesses, supporting clients throughout their homeownership journey. This integrated model extends our client relationships beyond origination, supporting higher retention and creating opportunities to recapture clients' future refinance and purchase transactions. The segment generates revenue from the origination, sale, and servicing of mortgage loans and from subservicing and servicing acquisition activities, as well as title and settlement services and appraisal management.

Mortgage segment revenue is comprised of Gain on sale of loans, net, Servicing fee income, Change in fair value of MSRs, net, Interest income, and Other income.

Gain on sale of loans, net includes all components related to the origination and sale of mortgage loans. Servicing fee income consists of the contractual fees earned for servicing and subservicing loans and other ancillary servicing fees. Change in fair value of MSRs, net, includes changes in the fair value of MSRs due to changes in valuation assumptions and realization of cash flows. Interest income includes deposit income earned on cash deposits (including custodial deposits associated with the servicing portfolio), as well as interest earned on MLHFS primarily for the period from origination to sale. Revenues associated with title, closing and appraisal fees are included in Other income.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Millions, Except Per Share Amounts or Unless Otherwise Noted)
Other Information About Our Segments

The CODM uses Contribution margin as the measure of profit or loss to assess performance and allocate resources to each segment. Contribution margin represents Total revenue, net, adjusted for the Change in fair value of MSRs and related liabilities due to valuation assumptions (net of hedges) less Directly attributable expenses. Directly attributable expenses include Salaries, commissions and team member benefits, General and administrative expenses, Marketing and advertising expenses, Interest expense and Other expenses, such as mortgage servicing related expenses and expenses generated from Rocket Close (title and settlement services).

The Company does not allocate assets to its operating segments as they are not included in the review performed by the CODM for purposes of assessing segment performance and allocating resources. The Condensed Consolidated Balance Sheets are managed on a consolidated basis.

The “All Other” category primarily includes operations from real estate services and personal finance. All Other revenue is primarily comprised of Redfin commission-based brokerage revenue and real estate network referral fees, Rocket Money subscription revenue and other service-based fees, as well as Rocket Loans personal loan interest earned and other income.

Key operating data for our segments for the periods ended:

Three months ended June 30, 2026	Mortgage	All Other	Total Consolidated Company
Revenues
Gain on sale of loans, net	$1,175	$30	$1,205
Servicing fee income	1,061	5	1,066
Change in fair value of MSRs, net	(613)	(3)	(616)
Interest income	540	43	583
Other income	111	435	546
Total revenue, net	$2,274	$510	$2,784
Expenses
Salaries, commissions and team member benefits	442	178
General and administrative expenses	172	23
Marketing and advertising expenses	174	117
Interest expense	225	6
Other expenses	64	5
Directly attributable expenses	1,077	329
Change in fair value of MSRs and related liabilities due to valuation assumptions (net of hedges)	(23)	—
Contribution margin	$1,174	$181

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Millions, Except Per Share Amounts or Unless Otherwise Noted)

Three months ended June 30, 2025	Mortgage	All Other	Total Consolidated Company
Revenues
Gain on sale of loans, net	$794	$22	$816
Servicing fee income	400	1	401
Change in fair value of MSRs, net	(199)	—	(199)
Interest income	201	36	237
Other income	73	123	196
Total revenue, net	$1,269	$182	$1,451
Expenses
Salaries, commissions and team member benefits	331	49
General and administrative expenses	102	9
Marketing and advertising expenses	230	46
Interest expense	91	6
Other expenses	45	2
Directly attributable expenses	799	112
Change in fair value of MSRs and related liabilities due to valuation assumptions (net of hedges)	(20)	—
Contribution margin	$450	$70

Six months ended June 30, 2026	Mortgage	All Other	Total Consolidated Company
Revenues
Gain on sale of loans, net	$2,523	$58	$2,581
Servicing fee income	2,141	8	2,149
Change in fair value of MSRs, net	(1,098)	(3)	(1,101)
Interest income	1,009	81	1,090
Other income	221	785	1,006
Total revenue, net	$4,796	$929	$5,725
Expenses
Salaries, commissions and team member benefits	901	310
General and administrative expenses	378	43
Marketing and advertising expenses	370	266
Interest expense	428	12
Other expenses	143	9
Directly attributable expenses	2,220	640
Change in fair value of MSRs and related liabilities due to valuation assumptions (net of hedges)	(142)	—
Contribution margin	$2,434	$289

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Millions, Except Per Share Amounts or Unless Otherwise Noted)

Six months ended June 30, 2025	Mortgage	All Other	Total Consolidated Company
Revenues
Gain on sale of loans, net	$1,550	$38	$1,588
Servicing fee income	800	2	802
Change in fair value of MSRs, net	(648)	—	(648)
Interest income	374	64	438
Other income	130	243	373
Total revenue, net	$2,206	$347	$2,553
Expenses
Salaries, commissions and team member benefits	661	91
General and administrative expenses	185	25
Marketing and advertising expenses	446	106
Interest expense	155	13
Other expenses	83	4
Directly attributable expenses	1,530	239
Change in fair value of MSRs and related liabilities due to valuation assumptions (net of hedges)	239	—
Contribution margin	$915	$108

The following table represents a reconciliation of the Mortgage segment Contribution margin to consolidated U.S. GAAP Income (loss) before income taxes for the periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Mortgage Contribution margin	$1,174	$450	$2,434	$915
Reconciling items:
All Other Contribution margin	181	70	289	108
Revenue not allocated to segments:
Change in fair value of MSRs and related liabilities due to valuation assumptions (net of hedges)	23	20	142	(239)
Expenses not allocated to segments:
Salaries, commissions and team member benefits	430	243	918	481
General and administrative expenses	373	176	682	338
Interest expense	143	58	283	96
Depreciation and amortization	145	27	291	54
Other expenses	6	12	10	13
Income (loss) before income taxes	$281	$24	$681	$(198)

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Millions, Except Per Share Amounts or Unless Otherwise Noted)
14. Variable Interest Entities

Asset-Backed Financing Arrangements

The assets and liabilities of the Company’s transactions with consolidated VIEs included in the Company’s Condensed Consolidated Balance Sheets were as follows:

	June 30, 2026	December 31, 2025
Assets
Mortgage loans held for sale, at fair value	$7,298	$6,792
Mortgage servicing rights, at fair value	4,577	2,964
Advance receivables, net	1,221	990
Other assets (1)	649	579
Total assets	$13,745	$11,325

Liabilities
Secured financing	$8,510	$7,742
Accounts payable and other liabilities	5	5
Total liabilities	$8,515	$7,747
(1)    Other assets are primarily comprised of non-mortgage loans held for sale and restricted cash.

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

The following table sets forth the calculation of the basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net income (loss)	$229	$34	$526	$(178)
Net loss (income) attributable to non-controlling interest	1	(36)	1	166
Net income (loss) attributable to Rocket Companies	$230	$(2)	$527	$(12)

Denominator:
Weighted average shares of Participating Common Stock outstanding - basic (1)	2,836,345,108	171,438,105	2,832,422,032	159,643,228
Add: Dilutive impact of share-based compensation awards (2)	7,193,010	—	11,574,617	—
Weighted average shares of Participating Common Stock outstanding - diluted	2,843,538,118	171,438,105	2,843,996,649	159,643,228

Earnings (loss) per share of Participating Common Stock outstanding - basic	$0.08	$(0.01)	$0.19	$(0.08)
Earnings (loss) per share of Participating Common Stock outstanding - diluted	$0.08	$(0.01)	$0.19	$(0.08)

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Millions, Except Per Share Amounts or Unless Otherwise Noted)

(1)    Participating Common Stock was composed of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Class A common shares	987,465,653	151,120,748	983,542,577	149,428,424
Class L common shares	1,848,879,455	20,317,357	1,848,879,455	10,214,804
Total Participating Common Stock	2,836,345,108	171,438,105	2,832,422,032	159,643,228

(2)    Dilutive impact of share-based compensation awards for the periods are:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
RSUs	4,881,572	—	9,573,524	—
PSUs	2,194,161	—	1,831,291	—
Stock options	27,110	—	50,900	—
TMSPP	90,167	—	118,902	—

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
RSUs	7,029,050	11,815,692	3,084,100	11,815,692
PSUs	2,621,234	1,832,589	2,621,234	1,832,589
Stock options	11,988,041	13,903,948	11,988,041	13,908,948
TMSPP	—	62,790	—	88,992
Convertible note	4,263,561	—	4,263,561	—

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

Executive Summary

We are a Detroit‑based homeownership platform including mortgage, real estate and personal finance businesses. We are committed to delivering industry-best client experiences through our AI-powered, vertically integrated homeownership platform. Our full suite of products empowers our clients across financial wellness, personal loans, home search, mortgage finance, title and closing. We believe our widely recognized “Rocket” brand is synonymous with simple, fast, affordable and trusted digital experiences.

Recent Developments

Business Trends

In the second quarter of 2026, the ongoing conflict in the Middle East contributed to higher energy prices and renewed inflation concerns. At its April and June meetings, the Federal Reserve maintained the federal funds target range at 3.50% to 3.75%. However, market expectations shifted away from anticipating rate cuts and moved towards anticipating potential rate increases. Alongside this shift, in its June Summary of Economic Projections, the Federal Reserve raised its projections for inflation and the 2026 year-end federal funds rate.

The 10-year Treasury yield increased during the quarter, while the 30-year fixed mortgage rate remained elevated and volatile, declining in April before increasing in May and remaining near 6.5% through the end of the quarter. Improving labor market conditions and wage growth provided some support to the housing market, but this was counteracted by elevated mortgage rates and continued affordability challenges. These conditions weighed on purchase and refinance activity and resulted in a muted spring homebuying season.

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

Three months ended June 30, 2026 summary

We generated $49.1 billion in total closed mortgage loan origination volume, an increase of $20.1 billion, or 69%, compared to $29.1 billion in 2025. Our Net income for the period was $229 million, an increase of $195 million, compared to Net income of $34 million in 2025. We generated Adjusted EBITDA of $766 million, an increase of $594 million, compared to $172 million in 2025. For more information on Adjusted EBITDA, please see “Non-GAAP Financial Measures” below.

Six months ended June 30, 2026 summary

We generated $93.8 billion in total closed mortgage loan origination volume, an increase of $43.1 billion, or 85%, compared to $50.6 billion in 2025. Our Net income for the period was $526 million, an increase of $704 million, compared to a Net loss of $178 million in 2025. We generated Adjusted EBITDA of $1.5 billion, an increase of $1.2 billion, compared to $342 million in 2025. For more information on Adjusted EBITDA, please see “Non-GAAP Financial Measures” below.

Non-GAAP Financial Measures ($ In Millions, Except Share and Per Share Amounts)

To provide investors with information in addition to our results as determined by GAAP, we disclose Adjusted revenue, Adjusted net income, Adjusted diluted earnings per share and Adjusted EBITDA as non-GAAP measures which management believes provide useful information to investors. We believe the presentation of our non-GAAP financial measures provides useful information to investors regarding our results of operations because each measure assists both investors and management in analyzing and benchmarking the performance and value of our business. Accordingly, management believes that these measurements are useful for comparing general operating performance from period to period, and management relies on these measures for planning and forecasting of future periods. Additionally, these measures allow management to compare our results with those of other companies that have different financing and capital structures. Our non-GAAP financial measures are not calculated in accordance with GAAP and should not be considered as a substitute for Total revenue, net, Net income (loss), or any other operating performance measure calculated in accordance with GAAP. Other companies may define non-GAAP financial measures differently, and as a result, our non-GAAP financial measures may not be directly comparable to those of other companies. Our non-GAAP financial measures provide indicators of performance that are not affected by fluctuations in certain costs or other items.

We define “Adjusted revenue” as Total revenue, net of the Change in fair value of MSRs and related liabilities due to valuation assumptions (net of hedges). We define “Adjusted net income” as Tax-effected Net income (loss) before Share-based compensation expense, the Change in fair value of MSRs and related liabilities due to valuation assumptions (net of hedges), Acquisition-related expenses, Amortization of acquired intangible assets, Litigation accrual, Other adjustments and Tax impact of adjustments as applicable. We define “Adjusted diluted earnings per share” as Adjusted net income divided by the Adjusted diluted weighted average shares outstanding which includes Diluted weighted average Participating Common Stock outstanding and the Assumed pro forma conversion of Class D shares for the applicable period presented. We define “Adjusted EBITDA” as Net income (loss) before Bond interest expense, Provision for (benefit from) income taxes, Depreciation and amortization, Share-based compensation expense, Change in fair value of MSRs and related liabilities due to valuation assumptions (net of hedges), Acquisition-related expenses, Amortization of acquired intangible assets, Litigation accrual and Other adjustments.

We exclude from each of our non-GAAP financial measures the Change in fair value of MSRs and related liabilities due to valuation assumptions (net of hedges), as this represents a non-cash non-realized adjustment to our Total revenue, net, reflecting changes in market interest rates and assumptions, including OAS and prepayment speeds, which are not indicative of our performance or results of operations. We also exclude gains or losses on sales of MSRs during the period and effects of contractual prepayment protection associated with sales of MSRs. Further, we exclude the Amortization of acquired intangible assets from Adjusted net income and Adjusted EBITDA. The intangible assets related to the Acquisitions were recorded as part of purchase accounting and the related amortization recorded over their useful lives represents a fixed non-cash expense that is not indicative of our ongoing performance or results of operations. Adjusted EBITDA includes interest expense on secured financing which is recorded as a component of Interest expense, as these expenses are a direct cost driven by loan origination volume. By contrast, Bond interest expense is a function of our capital structure and is therefore excluded from Adjusted EBITDA.

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

Limitations to our non-GAAP financial measures include, but are not limited to:

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

Reconciliation of Adjusted revenue to Total revenue, net

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total revenue, net	$2,784	$1,451	$5,725	$2,553
Change in fair value of MSRs and related liabilities due to valuation assumptions (net of hedges) (1)	(23)	(20)	(142)	239
Adjusted revenue	$2,761	$1,431	$5,583	$2,792
(1)    Reflects changes in market interest rates and assumptions, including OAS and prepayment speeds, gains or losses on sales of MSRs during the period and the effects of contractual prepayment protection associated with sales or purchases of MSRs.

Reconciliation of Adjusted net income to Net income (loss) attributable to Rocket Companies

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss) attributable to Rocket Companies	$230	$(2)	$527	$(12)
Net income (loss) impact from pro forma conversion of Class D common shares to Class A common shares (1)	—	36	—	(166)
Adjustment to income taxes (2)	(21)	(15)	(20)	28
Tax-effected Net income (loss)	$209	$19	$507	$(150)
Share-based compensation expense	90	52	178	92
Change in fair value of MSRs and related liabilities due to valuation assumptions (net of hedges) (3)	(23)	(20)	(142)	239
Acquisition-related expenses (4)	99	35	178	63
Amortization of acquired intangible assets (5)	112	—	225	—
Litigation accrual (6)	28	—	28	—
Tax impact of adjustments (7)	(80)	(20)	(122)	(99)
Other adjustments (8)	6	9	11	10
Adjusted net income	$441	$75	$863	$155
(1)    Reflects net income (loss) to Class A common shares from pro forma exchange and conversion of corresponding shares of our Class D common shares held by non-controlling interest holders during the periods ended June 30, 2025. Class D common shares were surrendered and retired on June 30, 2025, the date the Up-C Collapse was effectuated.

(2)    Refer to Adjustment for Income taxes paragraph above for discussion on the adjustment to income taxes.

Rocket Companies is subject to U.S. Federal income taxes, in addition to state, local and foreign taxes with respect to its allocable share of any net taxable income or loss of Holdings LP. The Adjustment to income taxes reflects the difference between (a) the income tax computed using the effective tax rates below applied to the Income (loss) before income taxes based upon Rocket Companies, Inc. owning 100% of the non-voting common interest units of Holdings LP for the periods presented and (b) the Provision for (benefit from) income taxes for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss) attributable to Rocket Companies	$230	$(2)	$527	$(12)
Net income (loss) impact from pro forma conversion of Class D common shares to Class A common shares	—	36	—	(166)
Net loss attributable to non-controlling interest	(1)	—	(1)	—
Provision for (benefit from) income taxes	52	(10)	155	(20)
Income (loss) before income taxes	$281	$24	$681	$(198)
Effective income tax rate for Adjusted income (loss) before income taxes	25.60%	21.39%	25.60%	24.68%
Adjusted (Provision for) benefit from income taxes	$(73)	$(5)	$(175)	$48
Provision for (benefit from) income taxes	52	(10)	155	(20)
Adjustment to income taxes	$(21)	$(15)	$(20)	$28

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Statutory U.S. Federal Income Tax Rate	21.00%	21.00%	21.00%	21.00%
Foreign taxes	0.01	0.01	0.01	0.01
State and local income taxes (net of federal benefit)	4.59	0.38	4.59	3.67
Effective income tax rate for Adjusted net income	25.60%	21.39%	25.60%	24.68%
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

(6)    Reflects litigation accrual related to a specific legal matter recorded in 2026.

(7)    Tax impact of adjustments gives effect to the income tax related to Share-based compensation expense, Change in fair value of MSRs and related liabilities due to valuation assumptions (net of hedges), Acquisition-related expenses, Amortization of acquired intangible assets, Litigation accrual and certain Other adjustments, at the effective tax rates for each period.

(8)    Represents tax benefits due to the amortization of intangible assets and other tax attributes resulting from the historical purchases of Holdings Units, net of payment obligations under the TRA and change in equity investments.

Reconciliation of Adjusted diluted weighted average shares outstanding to Diluted weighted average Participating Common Stock outstanding

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Diluted weighted average Participating Common Stock outstanding	2,843,538,118	171,438,105	2,843,996,649	159,643,228
Assumed pro forma conversion of Class D shares (1)	—	1,828,562,126	—	1,838,664,679
Adjusted diluted weighted average shares outstanding	2,843,538,118	2,000,000,231	2,843,996,649	1,998,307,907

Adjusted net income	$441	$75	$863	$155
Adjusted diluted earnings per share	$0.16	$0.04	$0.30	$0.08
(1)    Reflects the pro forma exchange and conversion of anti-dilutive Class D common shares to Class A common shares. For the three and six months ended June 30, 2025, Class D common shares were anti-dilutive and are excluded from the Diluted weighted average Participating Common Stock outstanding in the table above. Class D common shares were surrendered and retired on June 30, 2025, the date the Up-C Collapse was effectuated.

Reconciliation of Adjusted EBITDA to Net income (loss)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$229	$34	$526	$(178)
Bond interest expense (1)	142	45	281	84
Provision for (benefit from) income taxes	52	(10)	155	(20)
Depreciation and amortization (2)	33	28	66	54
Share-based compensation expense	90	52	178	92
Change in fair value of MSRs and related liabilities due to valuation assumptions (net of hedges) (3)	(23)	(20)	(142)	239
Acquisition-related expenses (4)	99	35	178	63
Amortization of acquired intangible assets (5)	112	—	225	—
Litigation accrual (6)	28	—	28	—
Other adjustments (7)	4	8	9	8
Adjusted EBITDA	$766	$172	$1,504	$342
(1)    Bond interest expense reflects interest incurred on the Company's Senior Notes, recognized within Interest expense on the Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss).

(2)    The three and six months ended June 30, 2026 exclude the impact of amortization of acquired intangible assets, which is included as a separate adjustment line.

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

(6)    Reflects litigation accrual related to a specific legal matter recorded in 2026.

(7)    Reflects change in equity investments, as well as changes in estimates of tax rates and other variables of the Tax receivable agreement liability.

Key Performance Indicators

We monitor key performance indicators and operating metrics across our business to evaluate performance and trends.

Mortgage origination metrics, including net rate lock volume and gain on sale margin, provide insight into the performance of our Direct to Consumer, Rocket Pro, and Correspondent channels.

Direct to Consumer: Rocket originates mortgage loans directly with homebuyers and homeowners, including new clients, existing servicing clients, and clients referred through enterprise partnerships, while managing the end-to-end experience across new mortgage financing.

Rocket Pro (Wholesale): Independent mortgage brokers, community banks, and credit unions originate loans for their clients using Rocket’s origination platform, fulfillment capabilities, and products while maintaining their own customer relationships and branding.

Correspondent: Rocket purchases closed mortgage loans from approved third-party originators and financial institutions that have been underwritten in accordance with investor guidelines.

Operating metrics for our mortgage servicing portfolio include UPB, total number of loans serviced, and metrics that might impact MSR valuation.

We operate other businesses that include Rocket Close (title and closing), Rocket Money (personal financial management), Redfin (real estate brokerage), and Rocket Loans (personal loans). Each of these businesses operate distinct business models and have unique operating metrics.

The following summarizes key performance indicators of the business:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2026	2025	2026	2025
DTC net rate lock volume	$26,000	$17,875	$55,884	$34,443
Rocket Pro net rate lock volume	10,885	10,554	22,596	20,103
Net rate lock volume excluding Correspondent	$36,885	$28,429	$78,480	$54,546
Correspondent net rate lock volume	10,152	—	17,945	—
Net rate lock volume (1)	$47,037	$28,429	$96,425	$54,546

DTC gain on sale margin	4.13%	3.93%	4.06%	4.03%
Rocket Pro gain on sale margin	0.69%	0.88%	0.96%	0.81%
Gain on sale margin excluding Correspondent	3.11%	2.80%	3.17%	2.84%
Correspondent gain on sale margin	0.19%	—%	0.17%	—%
Gain on sale margin (2)	2.48%	2.80%	2.61%	2.84%

	June 30,
($ in millions, Units in thousands)	2026	2025
Servicing Portfolio Data
Total serviced UPB (includes subserviced)	$2,016,711	$609,204
MSRs UPB of loans serviced	$1,213,607	$537,515
UPB of loans subserviced and temporarily serviced	$803,104	$71,689
Total loans serviced (includes subserviced)	9,116	2,839
Number of MSRs loans serviced	6,354	2,646
Number of loans subserviced and temporarily serviced	2,762	193
MSR fair value multiple (3)	5.35	4.96
Total serviced MSR delinquency rate (60+)	1.37%	1.32%
Net client retention rate (trailing twelve months) (4)	97%	97%
Actual prepayment speed	10.53%	8.76%

	Three Months Ended June 30,		Six Months Ended June 30,
(Units in thousands)	2026	2025	2026	2025
Select Other Rocket Companies
Rocket Close closings (units)	97	68	190	120
Rocket Money paying subscribers, at period end	5,014	4,462	5,014	4,462
Rocket Loans closed (units)	29	21	57	36
Redfin real estate transactions	19	N/A	33	N/A
(1)    Net rate lock volume represents the UPB of IRLCs and LPCs for the period, net of the pull-through factor, as described in the 2025 Form 10-K.

(2)    Gain on sale margin is calculated by dividing Gain on sale of loans, net by the net rate lock volume for the period. A detailed description of the components of Gain on sale of loans, net can be found in the 2025 Form 10-K. For purposes of calculating this metric, gain on sale revenue includes all those components, but excludes revenues from Rocket Loans, changes in the investor reserve, and fair value adjustments on repurchased loans held on our balance sheet, such as early buyouts.

(3)    MSR fair market value multiple is a metric used to determine the relative value of the MSR asset in relation to the annualized retained servicing fee, which is the cash that the holder of the MSR asset would receive from the portfolio as of such date. It is calculated as the quotient of (a) the MSR fair market value as of a specified date divided by (b) the weighted average annualized retained servicing fee for our MSR portfolio as of such date. The weighted average annualized retained servicing fee for our MSR portfolio was 0.29% and 0.28% as of June 30, 2026 and 2025, respectively. The vast majority of our portfolio consists of originated MSRs and consequently, the impact of purchased MSRs does not have a material impact on our weighted average service fee.

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

Components of revenue

Our sources of revenue include Gain on sale of loans, net, Loan servicing income, net, Interest income and Other income.

Components of operating expenses

Our operating expenses as presented in the Condensed Statement of Operations Data include Salaries, commissions and team member benefits, General and administrative expenses, Marketing and advertising expenses, Interest expense, Depreciation and amortization, and Other expenses.

Results of Operations

Summary of Operations

Condensed Statement of Operations Data	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2026	2025	2026	2025
Revenue
Gain on sale of loans, net	$1,205	$816	$2,581	$1,588
Servicing fee income	1,066	401	2,149	802
Change in fair value of MSRs, net	(616)	(199)	(1,101)	(648)
Interest income	583	237	1,090	438
Other income	546	196	1,006	373
Total revenue, net	2,784	1,451	5,725	2,553
Expenses
Salaries, commissions and team member benefits	1,050	623	2,129	1,233
General and administrative expenses	568	287	1,103	548
Marketing and advertising expenses	291	276	636	552
Interest expense	374	155	723	264
Depreciation and amortization	145	27	291	54
Other expenses	75	59	162	100
Total expenses	2,503	1,427	5,044	2,751
Income (loss) before income taxes	281	24	681	(198)
(Provision for) benefit from income taxes	(52)	10	(155)	20
Net income (loss)	229	34	526	(178)
Net loss (income) attributable to non-controlling interest	1	(36)	1	166
Net income (loss) attributable to Rocket Companies	$230	$(2)	$527	$(12)

Gain on sale of loans, net

The components of Gain on sale of loans, net for the periods presented were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2026	2025	2026	2025
Net gain on sale of loans (1)	$344	$361	$964	$712
Fair value of originated MSRs	759	343	1,447	608
Benefit from (provision for) investor reserves	2	1	(4)	(3)
Unrealized change in fair value of the Pipeline	107	126	(66)	425
Realized and unrealized change in fair value of Pipeline hedges	(7)	(15)	240	(154)
Gain on sale of loans, net	$1,205	$816	$2,581	$1,588
(1)     Net gain on sale of loans represents the premium we receive in excess of the loan principal amount and certain fees charged by investors upon sale of loans into the secondary market, plus net origination fees.

The table below provides details of the characteristics of our mortgage loan production:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2026	2025	2026	2025
Mortgage Loan Origination Data:
Closed loan volume by type:
Conventional Conforming	$26,608	$16,287	$53,499	$28,819
FHA/VA	14,029	7,311	24,684	12,917
Non-Agency	8,488	5,458	15,595	8,904
Total closed loan volume	$49,125	$29,056	$93,778	$50,640

Closed loan volume by channel:
DTC closed loan volume	$28,059	$17,982	$54,836	$31,533
Rocket Pro closed loan volume	11,111	11,074	22,108	19,107
Correspondent closed loan volume	9,955	—	16,834	—
Total closed loan volume	$49,125	$29,056	$93,778	$50,640

Closed loan metrics:
Average loan amount (1)	$307	$270	$308	$270
Weighted average loan-to-value ratio	74.03%	71.45%	73.11%	71.33%
Weighted average credit score	740	742	740	740
Weighted average loan rate	6.26%	6.76%	6.19%	6.78%

Percentage of loans sold:
To GSEs and government	82.87%	80.74%	82.52%	80.54%
To other counterparties	17.13%	19.26%	17.48%	19.46%
Servicing-retained	94.65%	90.03%	94.83%	91.79%
Servicing-released	5.35%	9.97%	5.17%	8.21%
(1)    Average loan amount is presented in thousands.

Overview of the Gain on sale of loans, net table

At the time an IRLC is issued, an estimate of the Gain on sale of loans, net is recognized in the Unrealized change in fair value of the Pipeline component in the table above. Subsequent changes in the fair value of IRLCs and MLHFS are recognized in this same component as the loan progresses through closing, which is when the IRLC moves to a MLHFS (where it remains until sold into the secondary market). The goal of our Pipeline hedge strategy is to mitigate the impact of interest rate changes from the point of the IRLC through the sale of the loan. The Unrealized change in fair value of IRLCs and MLHFS each period is dependent on several factors, including mortgage origination volume, duration of the Pipeline, and movement of interest rates during that period as compared to the immediately preceding period. Loans originated during an increasing rate environment generally decrease in value and loans originated during a decreasing rate environment generally increase in value. When the mortgage loan is sold into the secondary market, any difference between the proceeds received and the current fair value of the loan is recognized as a realized gain on sale and moves from the Unrealized change in fair value of the Pipeline component, to the Net gain on sale of loans component in the table above. The component Realized and unrealized change in fair value related to the Pipeline hedges is intended to economically hedge (or offset) the various fair value adjustments that impact the Unrealized change in fair value of the Pipeline and the Net gain on sale of loans components. As a result, these three components should be evaluated in combination when evaluating Gain on sale of loans, net, as the sum of these components are primarily driven by net rate lock volume. Furthermore, at the point of sale of the loan, the Fair value of originated MSRs and the Benefit from (provision for) investor reserves are recognized each in their respective components shown above.

Three months ended June 30, 2026 summary

Gain on sale of loans, net was $1.2 billion, an increase of $389 million, or 48%, compared to $816 million in 2025, primarily driven by an increase in mortgage production.

Net gain on sale of loans, Unrealized change in fair value of the Pipeline, and Realized and unrealized change in fair value of Pipeline hedges was $444 million, a decrease of $28 million, or 6%, compared to $472 million in 2025. This decrease was primarily driven by a mix shift to Correspondent, offset by an increase in net rate lock volume in the current period.

The Fair value of originated MSRs was $759 million, an increase of $416 million, compared to $343 million in 2025. The change was driven by the increase in sold loan volume and MSR fair value multiple, as well as a mix shift to Correspondent in the current period.

The Investor reserves liability balance was relatively flat in the current and prior period. The Benefit from investor reserves was $2 million, comparable to $1 million in 2025.

Six months ended June 30, 2026 summary

Gain on sale of loans, net was $2.6 billion, an increase of $1.0 billion, or 63%, compared to $1.6 billion in 2025, primarily driven by an increase in mortgage production.

Net gain on sale of loans, Unrealized change in fair value of the Pipeline, and Realized and unrealized change in fair value of Pipeline hedges was $1.1 billion, an increase of $155 million, or 16%, compared to $983 million in 2025. The change was primarily driven by an increase in net rate lock volume, offset by a mix shift to Correspondent in the current period.

The Fair value of originated MSRs was $1.4 billion, an increase of $839 million, compared to $608 million in 2025. The change was driven by the increase in sold loan volume and MSR fair value multiple, as well as a mix shift to Correspondent in the current period.

The Investor reserves liability balance was relatively flat in the current and prior period. The Provision for investor reserves was $4 million, comparable to $3 million, in 2025.

Loan servicing income, net

For the periods presented, Loan servicing income, net consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2026	2025	2026	2025
Contractually specified servicing fees	$903	$382	$1,822	$763
Subservicing income	103	3	214	7
Other ancillary income	60	16	113	32
Servicing fee income	1,066	401	2,149	802
Change in valuation model inputs or assumptions for MSRs and related liabilities	70	(25)	349	(286)
Change in fair value of MSR hedge	(47)	45	(207)	47
Collection/realization of cash flows	(639)	(219)	(1,243)	(409)
Change in fair value of MSRs, net	(616)	(199)	(1,101)	(648)
Loan servicing income, net	$450	$202	$1,048	$154

Loan Servicing Data

	June 30,
	2026	2025
MSRs metrics:
Weighted average loan interest rate	4.57%	4.46%
Weighted average annual service fee	0.29%	0.28%

Three months ended June 30, 2026 summary

Loan servicing income, net was $450 million, an increase of $248 million, compared to $202 million in 2025, due to the $665 million increase in Servicing fee income resulting from the larger average portfolio size during 2026, partially offset by the decrease in Change in fair value of MSRs, net.

The $417 million decrease in Change in fair value of MSRs, net was primarily driven by the Collection / realization of cash flows due to the larger average portfolio size during 2026. The Change in valuation model inputs or assumptions for MSRs and related liabilities was mostly offset by the Change in fair value of MSR hedge. In 2026, the Change in valuation model inputs or assumptions for MSRs and related liabilities was a $70 million increase, compared to a decrease of $25 million in 2025. This change was driven by an increase in interest rates during the second quarter of 2026, compared to a decrease in the same period in 2025.

Six months ended June 30, 2026 summary

Loan servicing income, net was $1.0 billion, an increase of $894 million, compared to $154 million in 2025, primarily due to the $1.3 billion increase in Servicing fee income resulting from the larger average portfolio size during 2026, partially offset by the $453 million decrease in Change in fair value of MSRs, net.

The $453 million decrease in Change in fair value of MSRs, net was primarily driven by Collection / realization of cash flows due to the larger average portfolio size during 2026, partially offset by the Change in valuation model inputs or assumptions for MSRs and related liabilities and Change in fair value of MSR hedge. In 2026, the Change in valuation model inputs or assumptions for MSRs and related liabilities was a $349 million increase, compared to a decrease of $286 million in 2025. This change was driven by an increase in interest rates during the current period, compared to a decrease in the same period in 2025.

MSR and Subservicing Portfolio

The following table summarizes changes to MSR and subservicing and other portfolio UPB:

	Three Months Ended June 30, 2026
($ in millions)	MSR	Subservicing and Other	Total
Balance at beginning of period	$1,257,976	$851,798	$2,109,774
Additions:
Originations	43,264	—	43,264
Acquisitions/Increase in subservicing (1)	8,578	72,151	80,729
Deductions:
Dispositions/Decrease in subservicing (2)	(52,926)	(93,490)	(146,416)
Principal reductions and other	(9,671)	(11,256)	(20,927)
Voluntary reductions (3)	(33,044)	(15,553)	(48,597)
Involuntary reductions (4)	(555)	(534)	(1,089)
Net changes in loans serviced by others	(15)	(12)	(27)
Balance at end of period	$1,213,607	$803,104	$2,016,711

(1)    Amount for Subservicing and Other UPB includes transfers from MSR for MSRs sold with subservicing rights retained.

(2)    Amount for MSR UPB includes transfers to Subservicing and Other for MSRs sold with subservicing rights retained.

(3)    Voluntary reductions are related to loan payoffs by customers.

(4)    Involuntary reductions refer to loan defaults, loan liquidations and loan charge offs.

The following table provides a rollforward of MSR and subservicing and other portfolio UPB:

	Six Months Ended June 30, 2026
($ in millions)	MSR	Subservicing and Other	Total
Balance at beginning of period	$1,290,325	$831,558	$2,121,883
Additions:
Originations	83,424	29	83,453
Acquisitions/Increase in subservicing (1)	20,451	127,911	148,362
Deductions:
Dispositions/Decrease in subservicing (2)	(92,738)	(105,692)	(198,430)
Principal reductions and other	(22,032)	(16,233)	(38,265)
Voluntary reductions (3)	(64,843)	(33,609)	(98,452)
Involuntary reductions (4)	(950)	(848)	(1,798)
Net changes in loans serviced by others	(30)	(12)	(42)
Balance at end of period	$1,213,607	$803,104	$2,016,711

(1)    Amount for Subservicing and Other UPB includes transfers from MSR for MSRs sold with subservicing rights retained.

(2)    Amount for MSR UPB includes transfers to Subservicing and Other for MSRs sold with subservicing rights retained.

(3)    Voluntary reductions are related to loan payoffs by customers.

(4)    Involuntary reductions refer to loan defaults, loan liquidations and loan charge offs.

Interest income

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2026	2025	2026	2025
Interest income	$583	$237	$1,090	$438

Three months ended June 30, 2026 summary

Interest income was $583 million, an increase of $346 million, compared to $237 million in 2025. The increase was primarily driven by custodial deposit income associated with our larger average servicing portfolio in 2026, as well as higher mortgage loan origination volume.

Six months ended June 30, 2026 summary

Interest income was $1.1 billion, an increase of $652 million, compared to $438 million in 2025. The increase was primarily driven by custodial deposit income associated with our larger average servicing portfolio in 2026, as well as higher mortgage loan origination volume.

Other income

The components of Other income for the periods presented were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2026	2025	2026	2025
Real estate services revenue	$261	$15	$453	$25
Rocket Close revenue	127	83	255	147
Rocket Money revenue	118	98	235	193
Other (1)	40	—	63	8
Total other income	$546	$196	$1,006	$373
(1)    Other consists of additional subsidiary and miscellaneous revenue.

Three months ended June 30, 2026 summary

Other income was $546 million, an increase of $350 million, compared to $196 million in 2025, primarily driven by a $246 million increase in Real estate services revenue from incremental real estate transactions associated with Redfin. Additionally, there was a $44 million increase in Rocket Close revenue, driven by higher mortgage loan origination volume, and a $20 million increase in Rocket Money revenue associated with growth in paying subscribers.

Six months ended June 30, 2026 summary

Other income was $1.0 billion, an increase of $633 million, compared to $373 million in 2025, driven by a $428 million increase in Real estate services revenue from incremental real estate transactions associated with Redfin. Additionally, there was a $108 million increase in Rocket Close revenue, driven by higher mortgage loan origination volume, and a $42 million increase in Rocket Money revenue associated with growth in paying subscribers.

Expenses

Expenses for the periods presented were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2026	2025	2026	2025
Salaries, commissions and team member benefits	$1,050	$623	$2,129	$1,233
General and administrative expenses	568	287	1,103	548
Marketing and advertising expenses	291	276	636	552
Interest expense	374	155	723	264
Depreciation and amortization	145	27	291	54
Other expenses	75	59	162	100
Total expenses	$2,503	$1,427	$5,044	$2,751

Three months ended June 30, 2026 summary

Total expenses during the period were $2.5 billion, an increase of $1.1 billion, or 75%, compared to 2025. Salaries, commissions and team member benefits were $1.1 billion, an increase of $427 million, or 69%, compared to $623 million, primarily due to increased variable compensation driven by higher origination volume, as well as expenses associated with additional team members from the Acquisitions. General and administrative expenses were $568 million, an increase of $281 million, compared to $287 million in 2025, primarily driven by Acquisition-related expenses, as well as an increase in variable costs associated with the increase in origination volume. Interest expense was $374 million, an increase of $219 million, compared to $155 million in 2025, driven by the senior notes issued and assumed in 2025, as well as increased utilization of mortgage loan funding facilities associated with higher origination volume. Depreciation and amortization expenses were $145 million, an increase of $118 million, compared to $27 million in 2025, due to an increase in amortization of intangible assets associated with the Acquisitions.

Six months ended June 30, 2026 summary

Total expenses during the period were $5.0 billion, an increase of $2.3 billion, or 83%, compared to 2025. Salaries, commissions and team member benefits were $2.1 billion, an increase of $896 million, or 73%, compared to $1.2 billion, largely due to an increase in variable compensation driven by higher origination volume, as well as expenses associated with additional team members from the Acquisitions. General and administrative expenses were $1.1 billion, an increase of $555 million, compared to $548 million in 2025, primarily driven by Acquisition-related expenses, as well as an increase in variable costs associated with the increase in origination volume. Interest expense was $723 million, an increase of $459 million, compared to $264 million in 2025, driven by the senior notes issued and assumed in 2025, as well as increased utilization of mortgage loan funding facilities associated with higher origination volume. Depreciation and amortization expenses were $291 million, an increase of $237 million, compared to $54 million in 2025, due to an increase in amortization of intangible assets associated with the Acquisitions.

Summary results by segment

Beginning in the second quarter of 2026, the Company has one reportable segment, Mortgage. The discussion of results below reflects the new segment reporting structure, with prior-period information recast for comparability. For additional discussion, see Note 13, Segments of the notes to the Condensed Consolidated Financial Statements of this Form 10-Q.

The Mortgage segment includes our mortgage origination, servicing, title, closing and appraisal businesses, supporting clients throughout their homeownership journey. Our origination and servicing businesses are connected by our recapture engine, which extends client relationships beyond origination and creates opportunities to recapture clients’ future refinance and purchase transactions. The segment generates revenue from the origination, sale, and servicing of mortgage loans and from subservicing and servicing acquisition activities, as well as title and settlement services and appraisal management.

The CODM uses Contribution margin as the measure of profit or loss to assess performance and allocate resources to each segment. Contribution margin represents Total revenue, net, adjusted for the Change in fair value of MSRs and related liabilities due to valuation assumptions (net of hedges) less Directly attributable expenses. Directly attributable expenses include Salaries, commissions and team member benefits, General and administrative expenses, Marketing and advertising expenses, Interest expense and Other expenses, such as mortgage servicing related expenses and expenses generated from Rocket Close (title and settlement services). See below for our overview and discussion of segment results for the three and six months ended June 30, 2026 and 2025.

Mortgage Results

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2026	2025	2026	2025
Revenues
Gain on sale of loans, net	$1,175	$794	$2,523	$1,550
Servicing fee income	1,061	400	2,141	800
Change in fair value of MSRs, net	(613)	(199)	(1,098)	(648)
Interest income	540	201	1,009	374
Other income	111	73	221	130
Total revenue, net	2,274	1,269	4,796	2,206
Change in fair value of MSRs and related liabilities due to valuation assumptions (net of hedges)	(23)	(20)	(142)	239
Adjusted revenue	2,251	1,249	4,654	2,445
Expenses
Salaries, commissions and team member benefits	442	331	901	661
General and administrative expenses	172	102	378	185
Marketing and advertising expenses	174	230	370	446
Interest expense	225	91	428	155
Other expenses	64	45	143	83
Directly attributable expenses	1,077	799	2,220	1,530
Contribution margin	$1,174	$450	$2,434	$915

Three months ended June 30, 2026 summary

Adjusted revenue was $2.3 billion, an increase of $1.0 billion, or 80%, compared to $1.2 billion in 2025, primarily driven by higher Servicing fee income, Gain on sale of loans, net, and Interest income.

Servicing fee income increased $661 million, due to the larger average portfolio size in 2026. Gain on sale of loans, net increased $381 million, driven by an increase in mortgage production. Interest income increased $339 million primarily driven by custodial deposit income, as well as higher mortgage loan origination volume. These increases were partially offset by Change in fair value of MSRs, net, specifically the Collection/realization of cash flows, which were impacted by the larger average servicing portfolio in 2026.

Directly attributable expenses were $1.1 billion, an increase of $278 million, or 35%, compared to $799 million in 2025, primarily due to increased Interest expense, Salaries, commissions and team member benefits, and General and administrative expenses.

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

Contribution margin was $1.2 billion, an increase of $724 million, compared to $450 million in 2025. The increase in Contribution margin was primarily driven by an increase in Adjusted revenue, partially offset by higher Directly attributable expenses, as described above.

Six months ended June 30, 2026 summary

Adjusted revenue was $4.7 billion, an increase of $2.2 billion, or 90%, compared to $2.4 billion in 2025, primarily driven by higher Servicing fee income, Gain on sale of loans, net, and Interest income.

Servicing fee income increased $1.3 billion, due to the larger average portfolio size in 2026. Gain on sale of loans, net increased $973 million, driven by an increase in mortgage production. Interest income increased $635 million, primarily driven by custodial deposit income, as well as higher mortgage loan origination volume. These increases were partially offset by Change in fair value of MSRs, net, specifically the Collection/realization of cash flows, which were impacted by the larger average servicing portfolio in 2026.

Directly attributable expenses were $2.2 billion, an increase of $690 million, or 45%, compared to $1.5 billion in 2025, primarily due to increased Interest expense, Salaries, commissions and team member benefits, and General and administrative expenses.

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

Mortgage Contribution margin was $2.4 billion, an increase of $1.5 billion, compared to $915 million in 2025. The increase in Contribution margin was primarily driven by an increase in Adjusted revenue, partially offset by higher Directly attributable expenses, as described above.

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

We remain in a strong liquidity position, with total liquidity of $11.2 billion as of June 30, 2026, which includes $3.1 billion of Cash and cash equivalents, $2.3 billion of undrawn lines of credit, and $5.8 billion of undrawn available MSR and advance lines of credit. Margin cash held on behalf of counterparties is recorded in Cash and cash equivalents, and the related liability is classified in Accounts payable and other liabilities in the Condensed Consolidated Balance Sheets. Margin cash pledged to counterparties is excluded from Cash and cash equivalents and instead recorded in Other assets, as a receivable, in the Condensed Consolidated Balance Sheets. We are also subject to contingencies which may have a significant impact on the use of our cash. We believe that our available cash, as well as the sources of liquidity described above, provide adequate resources to fund our anticipated ongoing operational and capital needs.

June 30, 2026 compared to June 30, 2025

Cash Flows

Our Cash and cash equivalents and restricted cash were $3.4 billion as of June 30, 2026, a decrease of $1.7 billion, compared to $5.1 billion as of June 30, 2025. As of June 30, 2025, cash included proceeds from the Company's $4.0 billion senior notes offering completed in June 2025. Subsequently, a substantial portion of those proceeds was used in connection with the Acquisitions, primarily to repay or refinance indebtedness of the acquired companies. These uses were partially offset by cash and restricted cash acquired in the Acquisitions.

Equity

Equity was $23.5 billion as of June 30, 2026, an increase of $16.1 billion, compared to $7.4 billion as of June 30, 2025. The increase primarily reflects an increase of $1.5 billion and $13.9 billion as a result of the Redfin Acquisition and Mr. Cooper Acquisition, respectively, partially offset by a reduction to Change in controlling interest of investment, net, driven by $1.3 billion of deferred tax impacts during 2025 associated with the Up-C Collapse. Refer to Notes 2, Acquisitions and 9, Income Taxes, of the Condensed Consolidated Financial Statements, for further detail.

Distributions

During the three and six months ended June 30, 2026, the Company had not paid any material tax distributions. For the three and six months ended June 30, 2025, Holdings LLC paid tax distributions totaling $114 million to holders of Holdings LLC Units other than Rocket Companies. Dividend distributions are at the discretion of our board of directors.

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

Contractual Obligations, Commercial Commitments and Other Contingencies

There were no material changes outside the ordinary course of business to our outstanding contractual obligations as of June 30, 2026 from information and amounts previously disclosed as of December 31, 2025 in our Annual Report on Form 10-K under the caption “Contractual Obligations, Commercial Commitments and Other Contingencies.” Refer to Note 11, Commitments and Contingencies, of the notes to the Condensed Consolidated Financial Statements for further discussion of contractual obligations, commercial commitments and other contingencies, including legal contingencies.

New Accounting Pronouncements Not Yet Effective

See Note 1, Business, Basis of Presentation and Significant Accounting Policies of the notes to the Condensed Consolidated Financial Statements for details of recently issued accounting pronouncements and their expected impact on our Condensed Consolidated Financial Statements.

Critical Accounting Policies and Estimates

The preparation of Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of the fair value of assets and contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We have identified certain accounting policies as being critical because they require us to make difficult, subjective or complex judgments about matters that are uncertain. We believe that the judgment, estimates and assumptions used in the preparation of our Condensed Consolidated Financial Statements are appropriate given the factual circumstances at the time. However, actual results could differ and the use of other assumptions or estimates could result in material differences in our results of operations or financial condition. Refer to “Part II - Item 7A. Quantitative and Qualitative Disclosures about Market Risk” of our 2025 Form 10-K for the detailed discussion of our critical accounting policies and estimates.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of June 30, 2026, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of business, we may be involved in various pending or threatened legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon our financial condition and/or results of operations. However, in the opinion of our management, matters pending or threatened against us are not expected to have a material adverse effect on our business, financial condition and results of operations. Refer to Note 11, Commitments and Contingencies, to the Condensed Consolidated Financial Statements under the heading Legal included in this Quarterly Report on Form 10-Q for legal proceedings and related matters.

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

On June 16, 2026, Jay Bray, a member of our board of directors who also serves as the president and chief executive officer of Rocket Mortgage, adopted a pre-approved Rule 10b5-1 trading plan to sell up to 2,700,000 shares of our Class A common stock. Mr. Bray’s Rule 10b5-1 trading plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act, and the Company’s policies regarding transactions in Company securities. Mr. Bray’s trading plan is scheduled to terminate on September 15, 2027, subject to early termination for certain specified events set forth within the plan. As required by securities laws, completed trades under the trading plan are reported by the individual on Form 4s filed with the SEC.

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
10.1*#
Revolving Credit Agreement, dated as of July 16, 2026, by and among Rocket Companies, Inc., as Borrower, the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent

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

Rocket Companies, Inc.

August 7, 2026	By:	/s/ Brian Brown
Date		Name: Brian Brown
President, Chief Financial Officer and Treasurer
(Principal Financial Officer)