Form 10-Q
period 2026-09-30
Rocket Companies, Inc.
filed 2026-10-30
CIK 1805284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of October 23, 2026, 1,913,456,820 shares of the registrant’s Class A common stock, $0.00001 par value, and 924,439,745 shares of the registrant’s Class L common stock, $0.00001 par value, were outstanding.

Rocket Companies, Inc.
Form 10-Q
For the period ended September 30, 2026

Glossary of Acronyms and Terms

The following listing provides a comprehensive reference of common acronyms and terms used throughout the document:

Reference	Term
2025 Form 10-K	The Company’s Annual Report on Form 10-K for the period ending December 31, 2025
ASC	Accounting Standards Codification
Bridge Facility	a 364-day senior unsecured bridge term loan facility
CFE	Collateralized Financing Entity
CODM	Chief Operating Decision Maker
Consolidated Financial Statements	Collectively, Consolidated Balance Sheets of Rocket Companies, Inc., Consolidated Statements of Income (Loss) and Comprehensive Income (Loss), Changes in Equity and Cash Flows, and the related notes
Correspondent	Delegated correspondent channel through which Rocket purchases closed mortgage loans from approved third-party originators and financial institutions that have been underwritten in accordance with investor guidelines
DTC	Direct to Consumer channel through which Rocket originates mortgage loans directly with homebuyers and homeowners, including new clients, existing servicing clients, and clients referred through enterprise partnerships, while managing the end-to-end experience across new mortgage financing
EBITDA	Earnings Before Interest, Taxes, Depreciation, and Amortization
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FHA	Federal Housing Administration
FHFA	Federal Housing Finance Agency
Form 10-K	Annual Report on Form 10-K
Form 10-Q	Quarterly Report on Form 10-Q
GSEs	Government-Sponsored Enterprises, Fannie Mae together with Freddie Mac
Holdings LLC	Rocket, LLC, a Michigan limited liability company that was the Company’s principal operating subsidiary prior to the Up-C Collapse, and which was converted into a limited partnership, Holdings LP, in connection with the Up-C Collapse
Holdings LLC Units	The common limited liability company interests of Holdings LLC held by RHI and Mr. Gilbert (or their transferees) which represented economic interests in Holdings LLC prior to the Up-C Collapse
Holdings LP	Rocket Limited Partnership, the successor entity to Holdings LLC following the Up-C Collapse
Holdings Units	Partnership units of Holdings LP, which, following the Up-C Collapse, are all directly or indirectly held by the Company
HouseCanary	HouseCanary, Inc.
IRLCs	Interest Rate Lock Commitments
Lendesk Technologies	Lendesk Canada Holdings Inc.
LMB HoldCo LLC	Core Digital Media
LPCs	Loan Purchase Commitments
MLHFS	Mortgage Loans Held for Sale
Mr. Cooper	Mr. Cooper Group Inc.
Mr. Cooper Acquisition	All-stock acquisition, effective October 1, 2025, pursuant to which the Company acquired Mr. Cooper, including its direct and indirect subsidiaries
MSRs	Mortgage Servicing Rights
NAR	National Association of REALTORS
Nationstar Mortgage	Mr. Cooper’s mortgage operating subsidiary

Reference	Term
OAS	Option Adjusted Spread
Other Rocket Companies	Other Rocket Companies subsidiaries, not including mortgage loan production or servicing
Our non-GAAP financial measures	Collectively, Adjusted revenue, Adjusted net income, Adjusted diluted earnings per share and Adjusted EBITDA
Participating Common Stock	Class A common stock together with Class L common stock
PII	Personally Identifiable Information
Pipeline	Our inventory of mortgage loans held for sale, interest rate lock commitments and loan purchase commitments
Pipeline hedges	Derivative financial instruments economically hedging our Pipeline
PSUs	Performance Stock Units
Redfin	Redfin Corporation
Redfin Acquisition	All-stock transaction, effective July 1, 2025, pursuant to which the Company acquired Redfin, including its direct and indirect subsidiaries
Related Parties	Collectively, RHI, its subsidiaries, certain other affiliates and related parties
RHI	Rock Holdings Inc.
Rocket Close	Rocket Close, LLC formerly Amrock, LLC
Rocket GP, LLC	General Partner of Rocket Limited Partnership
Rocket Homes	Rocket Homes Real Estate LLC
Rocket Loans	Rocket Personal Finance Holdings, LLC, formerly RockLoans Holdings LLC
Rocket LP, LLC	Limited Partner of Rocket Limited Partnership
Rocket Money	Rocket Money, Inc.
Rocket Mortgage	Rocket Mortgage brand or platform, or the Rocket Mortgage business as context allows
Rocket Pro	Wholesale channel through which independent mortgage brokers, community banks, and credit unions originate loans for their clients using Rocket’s origination platform, fulfillment capabilities, and products while maintaining their own customer relationships and branding
Roosevelt	Roosevelt Management Company LLC
RSUs	Restricted Stock Units
RTIC	Rocket Title Insurance Company
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
SPEs	Special Purpose Entities
the Acquisitions	The Redfin Acquisition together with the Mr. Cooper Acquisition
the Company, we, us, and our	Rocket Companies, Inc.
TMSPP	Team Member Stock Purchase Plan
TRA	Tax Receivable Agreement, dated as of August 5, 2020, with RHI and Mr. Gilbert
TRA Amendment	Amendment to the Tax Receivable Agreement, dated June 30, 2025, by and among the Company, RHI and Daniel Gilbert
U.S. GAAP	U.S. Generally Accepted Accounting Principles
Up-C Collapse	Series of transactions completed on June 30, 2025, pursuant to which the Company collapsed its Up-C structure
UPB	Unpaid Principal Balance
VIEs	Variable Interest Entities
Xome	Xome Holdings, LLC

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Rocket Companies, Inc.
Condensed Consolidated Balance Sheets
($ In Millions, Except Share and Per Share Amounts)

	September 30, 2026	December 31, 2025
Assets	(Unaudited)
Cash and cash equivalents	$2,699	$2,696
Mortgage loans held for sale, at fair value	13,218	15,471
Derivative assets, at fair value	981	360
Mortgage servicing rights, at fair value	20,257	19,442
Advance receivables, net of reserves and discount of $157 and $120, respectively	1,674	2,040
Property and equipment, net of accumulated depreciation of $788 and $695, respectively	288	260
Loans subject to repurchase right from Ginnie Mae	5,476	5,125
Intangible assets, net of accumulated amortization	1,880	2,224
Goodwill	10,686	10,611
Other assets	2,995	2,456
Total assets	$60,154	$60,685
Liabilities and equity
Liabilities
Secured financing	$14,187	$17,936
Unsecured financing, net	10,716	10,423
Derivative liabilities, at fair value	798	145
Loans subject to repurchase right from Ginnie Mae	5,476	5,125
Accounts payable and other liabilities	4,666	4,158
Total liabilities	$35,843	$37,787
Equity
Preferred stock, $0.00001 par value - 500,000,000 shares authorized as of September 30, 2026 and December 31, 2025, none issued and outstanding as of September 30, 2026 and December 31, 2025.	$—	$—
Class A common stock, $0.00001 par value - 10,000,000,000 shares authorized as of September 30, 2026 and December 31, 2025, 1,912,084,674 and 969,277,991 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively.	—	—
Class L common stock, $0.00001 par value - 6,000,000,000 shares authorized as of September 30, 2026 and December 31, 2025, 924,439,745 and 1,848,879,455 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively.	—	—
Additional paid-in capital	22,951	22,774
Retained earnings	1,359	124
Non-controlling interest	1	—
Total equity	24,311	22,898
Total liabilities and equity	$60,154	$60,685
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Rocket Companies, Inc.
Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)
($ In Millions, Except Share and Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue
Gain on sale of loans
Gain on sale of loans excluding fair value of originated MSRs, net	$302	$641	$1,436	$1,621
Fair value of originated MSRs	726	386	2,173	994
Gain on sale of loans, net	1,028	1,027	3,609	2,615
Loan servicing income (loss)
Servicing fee income	1,032	413	3,181	1,215
Change in fair value of MSRs, net	156	(480)	(945)	(1,128)
Loan servicing income (loss), net	1,188	(67)	2,236	87
Interest income	550	290	1,640	728
Other income	518	445	1,524	818
Total revenue, net	3,284	1,695	9,009	4,248
Expenses
Salaries, commissions and team member benefits	935	875	3,064	2,108
General and administrative expenses	559	355	1,662	903
Marketing and advertising expenses	253	274	889	826
Interest expense	359	235	1,082	499
Depreciation and amortization	147	79	438	133
Other expenses	73	62	235	162
Total expenses	2,326	1,880	7,370	4,631
Income (loss) before income taxes	958	(185)	1,639	(383)
(Provision for) benefit from income taxes	(249)	61	(404)	81
Net income (loss)	709	(124)	1,235	(302)
Net loss attributable to non-controlling interest	—	—	1	166
Net income (loss) attributable to Rocket Companies	$709	$(124)	$1,236	$(136)

Earnings (loss) per share of Participating Common Stock
Basic	$0.25	$(0.06)	$0.44	$(0.17)
Diluted	$0.25	$(0.06)	$0.43	$(0.17)

Weighted average shares outstanding
Basic	2,839,534,880	2,106,227,188	2,834,819,036	815,634,892
Diluted	2,845,400,003	2,106,227,188	2,844,794,900	815,634,892

Comprehensive income (loss)
Net income (loss)	$709	$(124)	$1,235	$(302)
Cumulative translation adjustment	(7)	(1)	(7)	—
Comprehensive income (loss)	702	(125)	1,228	(302)
Comprehensive loss attributable to non-controlling interest	—	—	1	165
Comprehensive income (loss) attributable to Rocket Companies	$702	$(125)	$1,229	$(137)
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Rocket Companies, Inc.
Condensed Consolidated Statements of Changes in Equity
($ In Millions)
(Unaudited)

	Class A Common Stock Shares	Class D Common Stock Shares	Class L Common Stock Shares	Additional Paid-in Capital	Retained Earnings	Total Non-controlling Interest	Total Equity
Balance, December 31, 2024	146,028,193	1,848,879,483	—	$389	$313	$8,341	$9,043
Net loss	—	—	—	—	(10)	(202)	(212)
Share-based compensation, net	3,243,276	—	—	3	—	35	38
Distributions to unit holders (members) from subsidiary investment, net	—	—	—	—	—	(113)	(113)
Special Dividends to Class A Shareholders, net of forfeitures	—	—	—	—	(123)	(22)	(145)
Taxes withheld on team members' restricted share award vesting	—	—	—	(2)	—	(26)	(28)
Issuance of Class A common stock upon exercise of stock options	40,000	—	—	—	—	—	—
Issuance of Class A common stock under share-based compensation plans	839,012	—	—	1	—	8	9
Change in controlling interest of investment, net	—	—	—	13	—	(21)	(8)
Balance, March 31, 2025	150,150,481	1,848,879,483	—	$404	$180	$8,000	$8,584
Net income (loss)	—	—	—	—	(2)	36	34
Cumulative translation adjustment	—	—	—	—	—	1	1
Share-based compensation, net	586,990	—	—	4	—	45	49
Taxes withheld on team members' restricted share award vesting	—	—	—	(1)	—	(4)	(5)
Issuance of Class A common stock under share-based compensation plans	775,879	—	—	1	—	9	10
Change in controlling interest of investment, net	—	(1,848,879,483)	1,848,879,455	6,863	—	(8,087)	(1,224)
Balance, June 30, 2025	151,513,350	—	1,848,879,455	$7,271	$178	$—	$7,449
Net loss	—	—	—	—	(124)	—	(124)
Cumulative translation adjustment	—	—	—	(1)	—	—	(1)
Share-based compensation, net	4,748,966	—	—	65	—	—	65
Special Dividend to Class A Shareholders, net of forfeitures	—	—	—	—	1	—	1
Issuance of Class A common stock upon exercise of stock options	904,460	—	—	14	—	—	14
Taxes withheld on team members' restricted share award vesting	—	—	—	(52)	—	—	(52)
Issuance of Class A common stock under share-based compensation plans	701,153	—	—	10	—	—	10
Acquisition of Redfin	103,391,679	—	—	1,490	—	—	1,490
Balance, September 30, 2025	261,259,608	—	1,848,879,455	$8,797	$55	$—	$8,852

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Rocket Companies, Inc.
Condensed Consolidated Statements of Changes in Equity
($ In Millions)
(Unaudited)

	Class A Common Stock Shares	Class D Common Stock Shares	Class L Common Stock Shares	Additional Paid-in Capital	Retained Earnings	Total Non-controlling Interest	Total Equity
Balance, December 31, 2025	969,277,991	—	1,848,879,455	$22,774	$124	$—	$22,898
Net income	—	—	—	—	297	—	297
Share-based compensation, net	8,281,368	—	—	101	—	—	101
Taxes withheld on team members' restricted share award vesting	—	—	—	(88)	—	—	(88)
Issuance of Class A common stock upon exercise of stock options	623,015	—	—	10	—	—	10
Issuance of Class A common stock under share-based compensation plans	522,479	—	—	12	—	—	12
Balance, March 31, 2026	978,704,853	—	1,848,879,455	$22,809	$421	$—	$23,230
Net income (loss)	—	—	—	—	230	(1)	229
Share-based compensation, net	1,783,176	—	—	80	—	—	80
Taxes withheld on team members' restricted share award vesting	—	—	—	(17)	—	—	(17)
Issuance of Class A common stock upon exercise of stock options	13,117	—	—	—	—	—	—
Issuance of Class A common stock under share-based compensation plans	1,116,764	—	—	17	—	—	17
Change in controlling interest of investment, net	—	—	—	5	—	2	7
Balance, June 30, 2026	981,617,910	—	1,848,879,455	$22,894	$651	$1	$23,546
Net income	—	—	—	—	709	—	709
Cumulative translation adjustment	—	—	—	(7)	—	—	(7)
Share-based compensation, net	4,977,932	—	—	89	—	—	89
Distributions for state taxes on behalf of unit holders (members)	—	—	—	—	(1)	—	(1)
Taxes withheld on team members' restricted share award vesting	—	—	—	(39)	—	—	(39)
Issuance of Class A common stock upon exercise of stock options	46,815	—	—	—	—	—	—
Issuance of Class A common stock under share-based compensation plans	1,002,307	—	—	14	—	—	14
Conversion of Class L common stock to Class A common stock	924,439,710	—	(924,439,710)	—	—	—	—
Balance, September 30, 2026	1,912,084,674	—	924,439,745	$22,951	$1,359	$1	$24,311

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Rocket Companies, Inc.
Condensed Consolidated Statements of Cash Flows
($ In Millions)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Operating activities
Net income (loss)	$1,235	$(302)
Adjustments to reconcile Net income (loss) to Net cash provided by (used in) operating activities:
Depreciation and amortization	438	133
Provision for (benefit from) deferred income taxes	387	(86)
Fair value of originated MSRs	(2,173)	(994)
Change in fair value of MSRs, net	945	1,128
Gain on sale of loans excluding fair value of originated MSRs, net	(1,436)	(1,621)
Disbursements of mortgage loans held for sale	(136,882)	(81,427)
Proceeds from sale of mortgage loans held for sale	139,626	80,432
Disbursements of non-mortgage loans held for sale	(1,567)	(421)
Proceeds from sale of non-mortgage loans held for sale	1,360	254
Share-based compensation expense	259	162
Other operating activities	93	8
Change in assets and liabilities
Advance receivables, net	365	131
Other assets	(311)	(192)
Accounts payable	(205)	44
Other liabilities	416	54
Total adjustments	1,315	(2,395)
Net cash provided by (used in) operating activities	$2,550	$(2,697)
Investing activities
Acquisition of business, net of cash acquired	$—	$(79)
Net proceeds from sale of MSRs	1,750	315
Net purchase of MSRs	(475)	(244)
Purchase of property and equipment, net of disposals	(120)	(51)
Other investing activities	(6)	1
Net cash provided by (used in) investing activities	$1,149	$(58)
Financing activities
Net (payments) borrowings on secured financing	$(3,749)	$3,618
Borrowings on Senior Notes	1,500	4,000
Repayments of Senior Notes	(1,212)	—
Payment of debt issuance costs	(17)	(40)
Net payments on notes payable from unconsolidated affiliates	—	(29)
(Payments to) proceeds from consolidated CFE, net	(70)	56
Stock issuance, net	47	39
Taxes withheld on team members' restricted share award vesting	(144)	(85)
Distributions to other unit holders (members of Holdings)	(8)	(236)
Other financing activities	(32)	—
Net cash (used in) provided by financing activities	$(3,685)	$7,323
Effects of exchange rate changes on Cash and cash equivalents	(9)	—
Net increase in Cash and cash equivalents and restricted cash	5	4,568
Cash and cash equivalents and restricted cash, beginning of period	2,934	1,289
Cash and cash equivalents and restricted cash, end of period	$2,939	$5,857
Supplemental Disclosures of Non-cash Investing Activities
Sale of mortgage servicing rights holdback	$32	$10
Purchase of mortgage servicing rights holdback	$55	$18
Issuance of common stock as consideration for acquisition	$—	$1,466
Share-based compensation as consideration for acquisition	$—	$24
Beneficial interest received from securitized trusts	$93	$—
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

We are a Detroit-based homeownership platform company including mortgage, real estate and personal finance businesses with a mission to Help Everyone Home. We are committed to delivering industry-best client experiences through our AI-powered, vertically integrated homeownership ecosystem. Our full suite of products empowers our clients across home search, mortgage finance and servicing, title and closing, financial wellness and personal loans. We believe our widely recognized “Rocket” brand is synonymous with simple, fast, affordable and trusted digital experiences. Our business operations are presented through one reportable segment, Mortgage. Refer to Note 13, Segments for further information.

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

Basis of Presentation and Consolidation

As of September 30, 2026, the Company’s Condensed Consolidated Financial Statements reflect the Company’s wholly-owned subsidiaries and VIEs in which the Company is the primary beneficiary.

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

Reclassifications

Beginning in the first quarter of 2026, we reclassified certain interest-related activity within the Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss). These reclassifications have no impact on previously reported consolidated net income, financial position, or cash flows. Prior period amounts that are impacted have been reclassified to conform to the current presentation. Specifically, Interest income, net was retitled to Interest income, and Interest and amortization expense on non-funding debt was retitled to Interest expense. Consistent with this revised presentation, Interest expense on funding facilities, which had historically been presented as a contra-revenue component of Interest income, net, was reclassified to Interest expense, resulting in $91 and $246 being reclassified for the three and nine months ended September 30, 2025, respectively. Deposit and other interest-related income primarily related to custodial deposits was reclassified from Other income to Interest income, resulting in $164 and $386 being reclassified for the three and nine months ended September 30, 2025, respectively. Certain other interest expense was reclassified from Other expenses to Interest expense, resulting in $8 and $21 being reclassified for the three and nine months ended September 30, 2025, respectively.

Management Estimates

The preparation of Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of the fair value of assets and contingent liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Management is not aware of any factors that would significantly change its estimates and assumptions as of September 30, 2026. Actual results may differ from these estimates.

Subsequent Events

In preparing these Condensed Consolidated Financial Statements, the Company evaluated events and transactions for potential recognition or disclosure through the date these Condensed Consolidated Financial Statements were issued. Refer to Note 6, Borrowings for disclosure of changes to the Company’s debt agreements that occurred subsequent to September 30, 2026.

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

Restricted cash as of September 30, 2026 and 2025 consisted of cash on deposit for a repurchase facility, collected funds pledged to certain financing facilities, client application deposits, title premiums collected from the insured that are due to the underwriter, and principal and interest received in collection accounts for purchased assets. Restricted cash is included in Other assets on the Condensed Consolidated Balance Sheets.

	September 30,
	2026	2025
Cash and cash equivalents	$2,699	$5,836
Restricted cash	240	21
Total cash, cash equivalents and restricted cash, end of period in the Condensed Consolidated Statements of Cash Flows	$2,939	$5,857

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

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Millions, Except Per Share Amounts or Unless Otherwise Noted)
Other income — includes revenue earned from Rocket Close (title, closing and appraisal fees), Rocket Money (subscription revenue and other service-based fees), Real estate services revenue (commission-based brokerage revenue, real estate network referral fees and Zillow Partnership revenue) and Other (additional subsidiary and miscellaneous revenue).

The following significant revenue streams fall within the scope of ASC 606, Revenue from Contracts with Customers and are disaggregated hereunder. The remaining revenue streams within the scope of ASC 606 are immaterial, both individually and in aggregate.

Rocket Money subscription revenue — The Company recognizes subscription revenue ratably over the contract term beginning on the commencement date of each contract. We have determined that subscriptions represent a stand-ready obligation to perform over the subscription term. These performance obligations are satisfied over time as the customer simultaneously receives and consumes the benefits. Contracts are one month to one year in length. Subscription revenues were $107 and $89 for the three months ended September 30, 2026 and 2025, respectively and $317 and $260 for the nine months ended September 30, 2026 and 2025, respectively.

Rocket Close closing fee revenue — The Company recognizes closing fees for nonrecurring services provided in connection with the origination of the loan. These fees are recognized at the time of loan closing for purchase transactions or at the end of a client’s three-day rescission period for refinance transactions, which represents the point in time the loan closing services performance obligation is satisfied. The consideration received for closing services is a fixed fee per loan that varies by state and loan type. Closing fees were $49 and $36 for the three months ended September 30, 2026 and 2025, respectively and $149 and $92 for the nine months ended September 30, 2026 and 2025, respectively.

Rocket Close appraisal revenue — The Company recognizes appraisal revenue when the appraisal service is completed. The Company may choose to deliver appraisal services directly to its client or subcontract such services to a third-party licensed and/or certified appraiser. In instances where the Company performs the appraisal, revenue is recognized as the gross amount of consideration received at a fixed price per appraisal. The Company is an agent in instances where a third-party appraiser is involved in the delivery of appraisal services and revenue is recognized net of third-party appraisal expenses. Appraisal revenue was $9 and $11 for the three months ended September 30, 2026 and 2025, respectively and $31 and $30 for the nine months ended September 30, 2026 and 2025, respectively.

Real estate brokerage services revenue — Brokerage revenue includes our offer and listing services, where our lead agents represent homebuyers and home sellers. We recognize commission-based brokerage revenue upon closing of a brokerage transaction, less the amount of any commission refunds, closing-cost reductions, or promotional offers that may result in a material right under ASC 606. Brokerage revenue is affected by the number of brokerage transactions we close, the mix of brokerage transactions, home-sale prices, commission rates, and any discount provided to clients. Brokerage revenue was $177 and $177 for the three months ended September 30, 2026 and 2025, respectively and $512 and $177 for the nine months ended September 30, 2026 and 2025, respectively.

Real estate referral services revenue — The Company recognizes referral services revenue based on arrangements with partner agencies contingent on the closing of a transaction. As this revenue stream is variable, and is contingent on the successful transaction close, the revenue is constrained until the occurrence of the transaction. At this point, the constraint on recognizing revenue is deemed to have been lifted and revenue is recognized for the consideration expected to be received. Referral services revenue was $13 and $21 for the three months ended September 30, 2026 and 2025, respectively and $34 and $46 for the nine months ended September 30, 2026 and 2025, respectively.

Real estate exchange revenue — Exchange revenue includes fees earned on a proprietary digital exchange for selling foreclosed, real estate owned, and seller-owned property. Revenue is recognized upon transfer of control of promised goods or services to customers in an amount that reflects the consideration expected to be received in exchange for those products. Exchange revenue was $15 and zero for the three months ended September 30, 2026 and 2025, respectively and $48 and zero for the nine months ended September 30, 2026 and 2025, respectively.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Millions, Except Per Share Amounts or Unless Otherwise Noted)
Zillow Partnership revenue — As part of the acquisition of Redfin, the Company has an arrangement with Zillow, Inc. and recognizes revenue from a Content License Agreement and Partnership Agreement, which were combined for accounting purposes. The combined contract contains a single integrated performance obligation to provide content license and lead generation services to Zillow. The $100 upfront payment received by Redfin under the Partnership Agreement was recognized as deferred revenue initially and the Company recognizes revenue on a straight-line basis over the remaining contract term after the acquisition date of Redfin, which approximates the pattern of satisfaction of our performance obligation. The variable consideration related to the per-lead fees will be recognized over time based on the actual number of leads generated and the Company does not believe that it is probable that a significant reversal will occur. Total revenue from these Zillow agreements was $53 and $35 for the three months ended September 30, 2026 and 2025, respectively and $145 and $35 for the nine months ended September 30, 2026 and 2025, respectively.

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

Consolidation of Asset-Backed Financing Arrangements

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

Nonconsolidated Variable Interest Entities

In the normal course of business, the Company transfers financial assets to certain entities where the Company holds a variable interest. Accordingly, the Company has evaluated and concluded that such entities are VIEs; however, the Company is not the primary beneficiary. The Company primarily holds variable interests through either beneficial interests in securitization trusts (accounted for as investment securities) or ownership interests (accounted for as equity investments) and has continuing involvement through servicing or subservicing. In determining whether it is the primary beneficiary of each VIE, the Company evaluates if it has both the power to direct the activities that most significantly impact the VIE’s economic performance and a potentially significant economic interest in the VIE. In making this assessment, the Company considers the VIE’s purpose and design, governing contractual arrangements, and the rights of the Company and other variable interest holders. The assets of the VIEs are not available for general use by the Company and creditors have no recourse to the Company for the related liabilities. The underlying performance of the transferred financial assets impacts the fair value of such transferred assets and ultimately the financial performance of the VIEs.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Millions, Except Per Share Amounts or Unless Otherwise Noted)
Non-Controlling Interest

During the second quarter of 2026, the Company sold a non-controlling interest in Roosevelt, an investment management firm that was previously a wholly-owned subsidiary of Rocket Companies, to a third party. As of September 30, 2026, the Company held 75.1% of Roosevelt, with a third party holding the remaining 24.9%. Accordingly, the Company consolidates Roosevelt and recognizes the 24.9% as a non-controlling interest within our Condensed Consolidated Financial Statements.

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

In September 2025, the FASB issued ASU 2025-06: Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40). The new guidance updates the requirements for capitalizing software costs. The guidance is effective for fiscal years beginning after December 15, 2027. The Company is in the process of evaluating the requirements of the update, which is not expected to have a material impact to the financial statements.

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
Mr. Cooper Acquisition

Effective October 1, 2025, the Company acquired 100% of the outstanding shares of Mr. Cooper Group Inc., the country’s largest residential mortgage servicer headquartered in Coppell, Texas and incorporated in Delaware, in an all-stock transaction. The Company included the financial results of Mr. Cooper in its Condensed Consolidated Financial Statements from the date of acquisition.

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

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Millions, Except Per Share Amounts or Unless Otherwise Noted)
The Company has applied the acquisition method of accounting in accordance with ASC 805, Business Combinations and recognized assets acquired and liabilities assumed at their fair value as of the date of acquisition with the excess of consideration transferred over the fair value of net assets acquired recorded as goodwill. Fair values are initially preliminary and subject to adjustment during the measurement-period, not to exceed 12 months from the date of acquisition, as additional information about facts existing as of the acquisition date becomes known. The Company previously disclosed that tax-related liabilities and other contingencies were preliminary and subject to change as additional information became available and finalized. During the quarter ended September 30, 2026, the Company finalized the purchase price allocation for the Mr. Cooper Acquisition. The amounts presented in the following table reflect measurement-period adjustments recorded in the third quarter of 2026 based on information obtained regarding legal and administrative proceedings that existed as of the acquisition date, including a $75 increase in Accounts payable and Other liabilities, consisting of a $100 increase in litigation and regulatory accruals, offset by a resulting $25 decrease in net deferred tax liabilities, and a $75 increase to Goodwill. The measurement-period adjustments had no impact on earnings in any period.

The following table summarizes the purchase price allocation to our Condensed Consolidated Balance Sheets as of the acquisition date:

Fair Value
Assets acquired
Cash and cash equivalents	$684
Mortgage loans held for sale	2,720
Derivative assets	116
MSRs	11,604
Advance receivables, net	1,043
Property and equipment	50
Loans subject to repurchase right from Ginnie Mae	1,423
Intangible assets	1,438
Other assets	800
Total assets acquired	$19,878
Liabilities assumed
Secured financing	$6,461
Unsecured financing	1,956
Derivative liabilities	71
Loans subject to repurchase right from Ginnie Mae	1,423
Accounts payable and Other liabilities	1,320
Total liabilities assumed	$11,231
Net identifiable assets acquired	$8,647
Goodwill	8,326
Total consideration transferred	$16,973
The resulting goodwill is primarily attributed to the assembled workforce, anticipated synergies from integrating Mr. Cooper’s loan servicing and mortgage origination operations with Rocket’s mortgage and real estate ecosystem, and opportunities for future market expansion. Goodwill generated as a result of the Mr. Cooper Acquisition is not deductible for tax purposes.

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

The following unaudited pro forma financial information summarizes the combined results of operations for Rocket, Redfin, and Mr. Cooper, as if the Acquisitions had both been consummated on January 1, 2024. The unaudited pro forma financial information was as follows:

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
	(Unaudited)
Total revenue, net	$2,505	$7,149
Net income (loss)	$71	$(3)
The unaudited pro forma financial information presented is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the Acquisitions were both consummated on January 1, 2024, and is not indicative of future operating results. The unaudited pro forma information for all periods presented includes the following adjustments, where applicable, for business combination accounting effects resulting from the Acquisitions: (i) incremental amortization of acquisition-related intangibles and reversal of contract asset amortization, (ii) net share-based compensation expense from Rocket replacement equity awards, (iii) Interest and amortization expense on unsecured debt related to the assumed notes from the Acquisitions and the refinancing of certain historical Mr. Cooper notes with new Rocket notes, and (iv) the related tax effects.

The significant nonrecurring adjustments reflected in the unaudited pro forma consolidated information above include the impact of transaction costs of $74, the third-party fees related to the Mr. Cooper notes assumed by Rocket Companies of $15, and the one-time discretionary payments of $10 made to certain former Redfin team members, all of which have been recognized as if incurred on the assumed acquisition date of January 1, 2024.

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

Investment securities — Investment securities include: (1) trading debt securities recorded at fair value using observable market prices for similar or identical securities traded in less active markets, which are classified as Level 2 and (2) debt securities for which the Company has elected the fair value option, valued using an internal model based on the present value of estimated net future cash flows utilizing unobservable inputs, which are classified as Level 3.

Non-mortgage loan servicing rights: The Company initially records non-mortgage loan servicing rights at fair value and has elected to subsequently measure at fair value in accordance with ASC 860-50. The fair value of non-mortgage loan servicing rights is determined using an internal valuation model that calculates the present value of the estimated net future cash flows. The discounted cash flow model includes estimates of prepayment speeds, cost to service, delinquencies, ancillary revenues, and other assumptions. These assets are classified as Level 3.

Non-mortgage loans held for investment: Non-mortgage loans held for investment are personal loans for which the Company has elected the fair value option, with changes in fair value recognized in the Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss). Fair value is determined using an internal valuation model based on the present value of estimated net future cash flows. Because of the nature of the unobservable inputs, the Company classifies these loans as Level 3.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Millions, Except Per Share Amounts or Unless Otherwise Noted)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The table below shows a summary of financial statement items that are measured at estimated fair value on a recurring basis, including assets measured under the fair value option. There were no material transfers of assets or liabilities recorded at fair value on a recurring basis between Levels 1, 2 or 3 during the nine months ended September 30, 2026 or the year ended December 31, 2025.

	Level 1	Level 2	Level 3	Total
Balance at September 30, 2026
Assets
Mortgage loans held for sale (1)	$—	$12,898	$320	$13,218
Derivative assets:
IRLCs	—	—	134	134
LPCs	—	—	2	2
Forward commitments	—	806	—	806
Treasury futures	—	39	—	39
MSRs	—	—	20,257	20,257
Other assets:
Investment securities	—	63	107	170
Equity investments	—	—	7	7
Non-mortgage loans held for sale	—	—	480	480
Assets of the consolidated CFE	—	—	83	83
Non-mortgage loan servicing rights	—	—	22	22
Non-mortgage loans held for investment	—	—	3	3
Total assets	$—	$13,806	$21,415	$35,221
Liabilities
Derivative liabilities:
LPCs	$—	$—	$26	$26
Forward commitments	—	515	—	515
Treasury futures	—	257	—	257
Other liabilities:
Liabilities of the consolidated CFE	—	—	50	50
Excess spread financing	—	—	311	311
MSRs financing liability	—	—	14	14
Total liabilities	$—	$772	$401	$1,173

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Millions, Except Per Share Amounts or Unless Otherwise Noted)

	Level 1	Level 2	Level 3	Total
Balance at December 31, 2025
Assets
Cash and cash equivalents:
Money market funds	$47	$—	$—	$47
Mortgage loans held for sale (1)	—	15,221	250	15,471
Derivative assets:
IRLCs	—	—	294	294
LPCs	—	—	4	4
Forward commitments	—	62	—	62
MSRs	—	—	19,442	19,442
Other assets:
Investment securities	—	43	—	43
Equity investments	—	—	6	6
Non-mortgage loans held for sale	—	—	411	411
Assets of the consolidated CFE	—	—	152	152
Total assets	$47	$15,326	$20,559	$35,932
Liabilities
Derivative liabilities:
LPCs	$—	$—	$1	$1
Forward commitments	—	98	—	98
Treasury futures	—	46	—	46
Other liabilities:
Liabilities of the consolidated CFE	—	—	120	120
Excess spread financing	—	—	337	337
MSRs financing liability	—	—	11	11
Total liabilities	$—	$144	$469	$613
(1)    As of September 30, 2026 and December 31, 2025, $225 and $167 of UPB of the Level 3 MLHFS were 90 days or more delinquent and were considered in non-accrual status, respectively. The fair value of these Level 3 mortgage loans held for sale was $178 and $137 as of September 30, 2026 and December 31, 2025, respectively.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Millions, Except Per Share Amounts or Unless Otherwise Noted)
The following table presents the quantitative information for significant unobservable inputs used in the fair value measurements of material recurring Level 3 fair value financial instruments as of:

	September 30, 2026		December 31, 2025
Unobservable Input	Range	Weighted Average	Range	Weighted Average
Mortgage loans held for sale
Model pricing	70.0% - 100.0%	76.6%	71.7% - 104.0%	83.1%
IRLCs
Pull-through probability	1.0% - 100.0%	75.1%	0.0% - 100.0%	71.7%
Value of servicing (reflected as a % of pull-through adjusted UPB)	0.0% - 3.6%	1.4%	0.0% - 2.9%	1.3%
MSRs (1)
OAS (2)	7.0% - 11.3%	8.1%	7.3% - 11.3%	8.3%
Prepayment speeds	7.7% - 10.5%	8.3%	9.6% - 13.4%	10.7%
Cost to service per loan (3)	$43 - $116	$61	$42 - $113	$59
Non-mortgage loans held for sale
Discount rate	7.0% - 9.3%	7.4%	7.0% - 9.3%	7.0%
Annual default rate	6.1% - 23.2%	8.4%	4.0% - 29.3%	9.0%
Excess spread financing (1)
OAS (2)	6.7% - 12.3%	8.6%	7.0% - 12.3%	8.8%
Prepayment speeds	7.2% - 8.4%	7.5%	6.6% - 8.4%	7.7%
Average life (4)		6.5 years		6.5 years
(1)    The inputs are weighted by investor.
(2)    OAS represents incremental spread above a risk-free rate (one-month SOFR, which is an observable input).
(3)    Presented in whole dollar amounts.
(4)    This is for informational purposes only.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Millions, Except Per Share Amounts or Unless Otherwise Noted)
The table below presents a reconciliation of material Level 3 assets and liabilities measured at fair value on a recurring basis for the three and nine months ended September 30, 2026 and 2025. MSRs are also classified as a Level 3 asset measured at fair value on a recurring basis and its reconciliation is found in Note 4, Mortgage Servicing Rights and Related Liabilities. The Company had immaterial LPC assets and liabilities, investment securities, equity investments, assets and liabilities of the consolidated CFE, non-mortgage loan servicing rights, non-mortgage loans held for investment and MSRs financing liability as of September 30, 2026 and 2025.

	Mortgage Loans Held for Sale	IRLCs	Non-Mortgage Loans Held for Sale	Excess Spread financing
Balance at June 30, 2026	$298	$345	$485	$322
Transfers in (1)	104	—	590	—
Transfers out/principal reductions (1)	(58)	—	(587)	(13)
Total (losses) gains included in Net income (loss) for assets held at the end of the reporting period	(24)	(211)	(8)	2
Balance at September 30, 2026	$320	$134	$480	$311

Balance at June 30, 2025	$252	$305	$469	$—
Acquired in business combination	2	5	—	—
Transfers in (1)	181	—	123	—
Transfers out/principal reductions (1)	(200)	—	(163)	—
Net transfers and revaluation gains	—	8	—	—
Total losses included in Net income (loss) for assets held at the end of the reporting period	(4)	—	(3)	—
Balance at September 30, 2025	$231	$318	$426	$—

Balance at December 31, 2025	$250	$294	$411	$337
Transfers in (1)	362	—	1,567	—
Transfers out/principal reductions (1)	(234)	—	(1,488)	(40)
Total (losses) gains included in Net income (loss) for assets held at the end of the reporting period	(58)	(160)	(10)	14
Balance at September 30, 2026	$320	$134	$480	$311

Balance at December 31, 2024	$242	$103	$262	$—
Acquired in business combination	2	5	—	—
Transfers in (1)	478	—	421	—
Transfers out/principal reductions (1)	(468)	—	(249)	—
Net transfers and revaluation gains	—	210	—	—
Total losses included in Net income (loss) for assets held at the end of the reporting period	(23)	—	(8)	—
Balance at September 30, 2025	$231	$318	$426	$—
(1)    Transfers in represent loans repurchased from investors or loans originated for which an active market currently does not exist. Transfers out primarily represent loans sold or transferred to third-parties and loans paid in full.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Millions, Except Per Share Amounts or Unless Otherwise Noted)
Fair Value Option

The following is the estimated fair value and UPB of MLHFS, non-mortgage loans held for sale and assets of the consolidated CFE that have contractual principal amounts and for which the Company has elected the fair value option. The fair value option was elected for these assets as the Company believes fair value best reflects their expected future economic performance:

	Fair Value	UPB	Difference (1)
Balance at September 30, 2026
Mortgage loans held for sale	$13,218	$13,309	$(91)
Non-mortgage loans held for sale	480	472	8
Assets of the consolidated CFE	83	81	2

Balance at December 31, 2025
Mortgage loans held for sale	$15,471	$15,061	$410
Non-mortgage loans held for sale	411	406	5
Assets of the consolidated CFE	152	152	—
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

	September 30, 2026		December 31, 2025
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Total Senior Notes, net	$10,716	$10,258	$10,423	$10,502
The fair value of Senior Notes was calculated using the observable bond price at September 30, 2026 and December 31, 2025, respectively. The Senior Notes are classified as Level 2 in the fair value hierarchy and are recorded in Unsecured financing, net in the Company’s Condensed Consolidated Balance Sheets.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Millions, Except Per Share Amounts or Unless Otherwise Noted)
4. Mortgage Servicing Rights and Related Liabilities

The following table sets forth the carrying value of the Company’s MSRs and the related liabilities, which are recorded at fair value as described in Note 3, Fair Value Measurements. MSR related liabilities are recorded in Accounts payable and other liabilities in the Company’s Condensed Consolidated Balance Sheets.

	September 30, 2026	December 31, 2025
MSRs, at fair value	$20,257	$19,442

Excess spread financing, at fair value	311	337
MSRs financing, at fair value	14	11
MSR related liabilities - nonrecourse, at fair value	$325	$348

Mortgage Servicing Rights

The following table summarizes changes to the MSR assets:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Fair value, beginning of period	$18,905	$7,567	$19,442	$7,633
Acquired in business combination	—	2	—	2
Fair value of originated MSRs	726	386	2,173	994
MSRs sales	(365)	(105)	(1,805)	(305)
MSRs purchases	123	—	443	224
Changes in fair value (1)
Due to changes in valuation model inputs or assumptions	1,433	(183)	1,831	(467)
Due to collection/realization of cash flows	(565)	(303)	(1,827)	(717)
Total changes in fair value	868	(486)	4	(1,184)
Fair value, end of period	$20,257	$7,364	$20,257	$7,364
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

The Company may periodically sell MSRs and retain subservicing for the related loans. The Company evaluates these transactions, including its continued involvement as subservicer to determine whether they meet the requirements for sale accounting. During the nine months ended September 30, 2026, the Company sold $115,187 in UPB of MSRs, of which $79,156 were retained by the Company as subservicer.

The Company’s MSR portfolio is comprised of both loans it has originated and sold servicing-retained and MSRs acquired through acquisitions. The total UPB of mortgage loans serviced, excluding subserviced loans, at September 30, 2026 and December 31, 2025 was $1,201,476 and $1,290,325, respectively. The portfolio primarily consists of high-quality performing agency and government (FHA and VA) loans. As of September 30, 2026 and December 31, 2025, delinquent loans (defined as 60-plus days past-due) were 1.52% and 1.50%, respectively, of our total servicing portfolio.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Millions, Except Per Share Amounts or Unless Otherwise Noted)

The following sensitivity analysis shows the potential impact on the fair value of the Company’s MSRs based on hypothetical changes in key assumptions, including the OAS, prepayment speeds and cost to service per loan:

	OAS		Prepayment Speeds		Cost to Service per Loan
	100 BPS Adverse Change	200 BPS Adverse Change	10% Adverse Change	20% Adverse Change	10% Adverse Change	20% Adverse Change
September 30, 2026	$(767)	$(1,477)	$(410)	$(795)	$(122)	$(243)
December 31, 2025	$(718)	$(1,383)	$(527)	$(1,015)	$(124)	$(248)
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

Excess Spread Financing

The Company had excess spread financing liability of $311 and $337, related to the UPB of $55,063 and $59,695, as of September 30, 2026 and December 31, 2025, respectively. Refer to Note 3, Fair Value Measurements, for key weighted-average inputs and assumptions used in the valuation of excess spread financing liability and a rollforward of the balances for the periods presented.

Revenues - Loan servicing income (loss), net

For the periods presented, Loan servicing income (loss), net consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Contractually specified servicing fees (1)	$889	$392	$2,711	$1,155
Subservicing income	99	4	313	11
Other ancillary income	44	17	157	49
Servicing fee income	1,032	413	3,181	1,215
Change in valuation model inputs or assumptions for MSRs and related liabilities	1,423	(185)	1,771	(471)
Change in fair value of MSR hedge	(713)	7	(919)	54
Collection/realization of cash flows	(554)	(302)	(1,797)	(711)
Change in fair value of MSRs, net	156	(480)	(945)	(1,128)
Loan servicing income (loss), net	$1,188	$(67)	$2,236	$87
(1)    Amounts include servicing fees from loans sold with servicing retained of $529 and $343 for the three months ended September 30, 2026 and 2025, respectively, and $1,749 and $1,025 for the nine months ended September 30, 2026 and 2025, respectively.

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

The following table presents the activity in MLHFS:

	Nine Months Ended September 30,
	2026	2025
Balance at the beginning of period	$15,471	$9,020
Acquired in business combination (1)	—	165
Disbursements of MLHFS	136,882	81,427
Loans sold and loan payments received	(138,622)	(79,170)
Unrealized change in fair value of MLHFS	(513)	216
Balance at the end of period	$13,218	$11,658
(1)    As discussed in Note 2, Acquisitions, the Company recorded Mortgage loans held for sale, at fair value of $165 in connection with the acquisition of Redfin.

For the nine months ended September 30, 2026 and 2025, the Company recorded Net gain on sale of loans of $1,171 and $1,441 on the sale of MLHFS, which represents the premium we receive in excess of the loan principal amount and certain fees charged by investors upon sale of loans into the secondary market, plus net origination fees.

Credit Risk

The Company is subject to credit risk associated with mortgage loans that it purchases and originates during the period of time prior to the sale of these loans. The Company considers credit risk associated with these loans to be minimal as it holds the loans for a short period of time, which for the nine months ended September 30, 2026 is generally less than 45 days from the date of borrowing, and the market for these loans continues to be highly liquid. The Company is also subject to credit risk associated with mortgage loans it has repurchased as a result of breaches of representations and warranties during the period of time between repurchase and resale.

6. Borrowings

The Company maintains various types of secured and unsecured financing, as presented in the tables below. Secured financing consists of master repurchase agreements, early funding facilities, MSR lines of credit, advance facilities and revolving credit and security agreements, and credit and security agreements. Unsecured financing, net consists of our revolving credit facility and senior notes. Interest rates typically have two main components: a base rate, most commonly SOFR, which is sometimes subject to a minimum floor, plus a spread. Certain financing is subject to a commitment fee, which can be up to 50 basis points per year. The commitment fee charged by lenders is calculated based on the committed line amount multiplied by a negotiated rate.

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

The Company is required to maintain certain covenants under its secured and unsecured financing facilities, including minimum tangible net worth, minimum liquidity, maximum total debt or liabilities to net worth ratio, pretax net income requirements and other customary debt covenants, as defined in the underlying agreements. A breach of these covenants may result in an event of default and permit lenders to pursue certain remedies. In addition, most of these facilities include cross default or cross acceleration provisions that could result in all facilities terminating if an event of default or acceleration of maturity occurs, under any such facility. The Company was in compliance with all covenants as of September 30, 2026 and December 31, 2025.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Millions, Except Per Share Amounts or Unless Otherwise Noted)
Secured financing

Facility Type	Collateral	Maturity	Line Amount	Committed Line Amount	Outstanding Balance as of September 30, 2026	Outstanding Balance as of December 31, 2025
Mortgage loan funding
1) Master Repurchase Agreement (1)	Mortgage loans held for sale	9/16/2027	$1,000	$100	$340	$983
2) Master Repurchase Agreement (2)	Mortgage loans held for sale	7/23/2027	1,500	250	1,027	437
3) Master Repurchase Agreement	Mortgage loans held for sale	12/17/2027	2,500	250	2,444	1,617
4) Master Repurchase Agreement	Mortgage loans held for sale	5/27/2027	2,500	500	1,992	1,475
5) Master Repurchase Agreement (3)	Mortgage loans held for sale	9/3/2027	1,000	100	294	476
6) Master Repurchase Agreement	Mortgage loans held for sale	11/26/2027	1,500	100	1,279	1,452
7) Master Repurchase Agreement (4)	Mortgage loans held for sale	6/9/2028	3,000	250	1,769	2,834
8) Master Repurchase Agreement (5)	Mortgage loans held for sale	6/11/2027	1,500	150	1,401	1,453
9) Master Repurchase Agreement	Mortgage loans held for sale	5/26/2028	1,500	200	448	615
10) Master Repurchase Agreement	Mortgage loans held for sale	11/27/2026	500	—	5	30
11) Master Repurchase Agreement (6)	Mortgage loans held for sale	9/30/2027	1,200	—	1	145
12) Master Repurchase Agreement (7)	Mortgage loans held for sale	N/A	N/A	N/A	N/A	107
13) Master Repurchase Agreement (7)	Mortgage loans held for sale	N/A	N/A	N/A	N/A	46
14) Master Repurchase Agreement (8)	Mortgage loans held for sale	10/22/2026	100	—	3	16
15) Master Repurchase Agreement (9)	Mortgage loans held for sale	3/26/2027	750	100	281	514
16) Master Repurchase Agreement	Mortgage loans held for sale	7/5/2028	1,000	250	336	234
17) Master Repurchase Agreement	Mortgage loans held for sale	11/18/2026	1,000	—	1	364
18) Master Repurchase Agreement	Mortgage loans held for sale	12/23/2026	200	—	—	—
19) Early Funding Facility (10)	Mortgage loans held for sale	(10)	5,000	—	181	575
20) Early Funding Facility (11)	Mortgage loans held for sale	(11)	2,000	—	240	478
Total Mortgage loan funding			$27,750	$2,250	$12,042	$13,851

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Millions, Except Per Share Amounts or Unless Otherwise Noted)

Facility Type	Collateral	Maturity	Line Amount	Committed Line Amount	Outstanding Balance as of September 30, 2026	Outstanding Balance as of December 31, 2025
MSR and advance facilities
21) MSR line of credit (12)	MSRs	9/30/2027	$950	$—	$—	$150
22) MSR line of credit	MSRs	7/21/2028	2,000	700	150	700
23) MSR line of credit	MSRs	7/20/2027	875	875	—	450
24) MSR line of credit	MSRs	4/1/2027	500	—	250	360
25) MSR line of credit	MSRs	6/23/2027	500	150	25	150
26) MSR line of credit	MSRs	7/17/2027	500	250	25	310
27) MSR line of credit (13)	MSRs	7/25/2027	1,500	1,200	340	440
28) MSR line of credit (7)	MSRs	N/A	N/A	N/A	N/A	265
29) MSR line of credit	MSRs	6/25/2027	300	—	150	150
30) Advance facility	Servicing advance receivables	5/26/2028	850	700	415	364
31) Advance facility (7)(14)	Servicing advance receivables	N/A	N/A	N/A	N/A	1
32) Advance facility	Servicing advance receivables	12/1/2027	350	100	88	99
33) Advance facility (13)	Servicing advance receivables	7/25/2027	500	500	358	342
Total MSR and advance facilities			$8,825	$4,475	$1,801	$3,781

Personal loan funding
34) Revolving Credit and Security Agreement	Personal loans held for sale	8/19/2027	$200	$200	$—	$63
35) Revolving Credit and Security Agreement (15)	Personal loans held for sale	11/21/2028	150	75	51	17
36) Revolving Credit and Security Agreement (16)	Personal loans held for sale	12/21/2026	N/A	N/A	—	13
37) Revolving Credit and Security Agreement	Personal loans held for sale	3/27/2028	300	100	56	185
38) Revolving Credit and Security Agreement	Personal loans held for sale	12/26/2028	300	300	237	26
Total Personal loan funding			$950	$675	$344	$304

Total Secured Financing (17)			$37,525	$7,400	$14,187	$17,936

(1)    This facility has an overall line size of $1,000, of which $150 is a sublimit for early buy out financing.

(2)    This facility has a 12-month initial term, which can be extended for 3-months at each subsequent 3-month anniversary from the initial start date. Subsequent to September 30, 2026, this facility was extended to October 27, 2027.

(3)    Subsequent to September 30, 2026, this facility was extended to September 1, 2028.

(4)    This facility has an overall line size of $3,000, of which $1,000 is a sublimit for early buy out financing. Capacity is fully fungible and is not restricted by these allocations.

(5)    Subsequent to September 30, 2026, this facility was extended to October 22, 2027.

(6)    This facility has an overall line size of $1,200, of which $950 is a sublimit for MSR financing.

(7)    This facility was voluntarily terminated during the nine months ended September 30, 2026.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Millions, Except Per Share Amounts or Unless Otherwise Noted)

(8)    Subsequent to September 30, 2026, this facility matured.

(9)    This facility has an overall line size of $750, of which $750 is a sublimit for early buy out financing. Capacity is fully fungible and not restricted by these allocations.

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

(14)    This facility was a sublimit of Master Repurchase Agreement 13.

(15)    Subsequent to September 30, 2026, this facility was amended to increase the total facility size to $300.

(16)    During the nine months ended September 30, 2026, this facility entered into its amortization period.

(17)    The interest rates charged by lenders on secured financing included the applicable base rate plus a spread ranging from 0.75% to 3.25% for the nine months ended September 30, 2026 and from 0.80% to 3.25% for the year ended December 31, 2025.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Millions, Except Per Share Amounts or Unless Otherwise Noted)
Unsecured financing, net

Facility Type	Collateral	Maturity	Line Amount	Committed Line Amount	Outstanding Balance as of September 30, 2026	Outstanding Balance as of December 31, 2025
Lines of credit
Revolving credit facility	—	7/16/2029	$2,500	$2,500	$—	$—
Total Lines of credit			$2,500	$2,500	$—	$—

Facility Type	Maturity	Interest Rate	Outstanding Principal September 30, 2026	Outstanding Principal December 31, 2025
Senior Notes, net
Unsecured Senior Notes (1)(2)	10/15/2026	2.875%	$—	$1,150
Unsecured Convertible Senior Notes (3)	4/1/2027	0.500%	503	503
Unsecured Senior Notes (1)(4)	1/15/2028	5.250%	—	62
Unsecured Senior Notes (1)	3/1/2029	3.625%	750	750
Unsecured Senior Notes (1)	8/1/2029	6.500%	12	12
Unsecured Senior Notes (1)	8/1/2029	6.500%	738	738
Unsecured Senior Notes (1)	8/1/2030	6.125%	2,000	2,000
Unsecured Senior Notes (1)	12/15/2030	5.125%	76	76
Unsecured Senior Notes (1)	3/1/2031	3.875%	1,250	1,250
Unsecured Senior Notes (1)(5)	8/1/2031	6.125%	900	—
Unsecured Senior Notes (1)	11/15/2031	5.750%	64	64
Unsecured Senior Notes (1)	2/1/2032	7.125%	45	45
Unsecured Senior Notes (1)	2/1/2032	7.125%	955	955
Unsecured Senior Notes (1)	8/1/2033	6.375%	2,000	2,000
Unsecured Senior Notes (1)	10/15/2033	4.000%	850	850
Unsecured Senior Notes (1)(5)	6/15/2034	6.500%	600	—
Total Senior Notes			$10,743	$10,455
Unamortized premium, net of unamortized discount			39	28
Unamortized issuance costs			(66)	(60)
Total Senior Notes, net (6)			$10,716	$10,423

Total Unsecured Financing, net			$10,716	$10,423

(1)    The indentures provide that the Company may redeem all or a portion of the unsecured senior notes at any time on or after certain fixed dates at the applicable redemption prices set forth in the indentures plus accrued and unpaid interest, to the redemption dates.

(2)    During the nine months ended September 30, 2026, the entire outstanding principal amount of the notes was redeemed at a redemption price equal to 100% of the principal amount plus approximately $6 of accrued and unpaid interest.

(3)    The 2027 Convertible Senior Notes are unsecured obligation notes with no assets required to be pledged for this borrowing. The 2027 Convertible Senior Notes are convertible to cash, shares of the Company’s common stock, or a combination thereof, at our election. The conversion rate is 8.47 shares of common stock per thousand principal amount.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Millions, Except Per Share Amounts or Unless Otherwise Noted)
(4)    During the nine months ended September 30, 2026, the entire outstanding principal amount of the notes was redeemed at a redemption price equal to 100% of the principal amount plus approximately $2 of accrued and unpaid interest.

(5)    During the nine months ended September 30, 2026, the Company completed the offering of the unsecured senior notes due 2031 and 2034.

(6)    The weighted average interest rate was 5.43% as of September 30, 2026 and 5.03% as of December 31, 2025.

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

The notes receivable and due from affiliates were $5 as of September 30, 2026 and December 31, 2025.

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

The transactions with Related Parties were composed of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$1	$—	$2	$3
Salaries, commissions and team member benefits	—	1	1	2
General and administrative expenses	12	8	43	31
Marketing and advertising expenses	5	3	11	9
Lease expense	$18	$19	$56	$56

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

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Millions, Except Per Share Amounts or Unless Otherwise Noted)
As described in Note 2, Acquisitions, the Company recorded measurement-period adjustments in the third quarter of 2026 associated with the Mr. Cooper Acquisition, including a $75 increase to goodwill. Total goodwill of $10,057 is assigned to the Mortgage segment as of September 30, 2026. The additional goodwill recognized does not impact the Company’s quantitative impairment assessment conclusions described above.

The goodwill assigned to other operating segments of $629 as of December 31, 2025 and September 30, 2026, was not impacted by the changes in the reportable segment structure or the measurement-period adjustments.

9. Income Taxes

The Company had an income tax expense of $249 on Income before income taxes of $958 and an income tax benefit of $61 on Loss before income taxes of $185 for the three months ended September 30, 2026 and 2025, respectively. The Company had an income tax expense of $404 on Income before income taxes of $1,639 and an income tax benefit of $81 on Loss before income taxes of $383 for the nine months ended September 30, 2026 and 2025, respectively. For the nine months ended September 30, 2026, the Company’s income tax expense varies from the expense that would be expected based on the U.S. Federal statutory tax rate due principally to state and local income taxes, nondeductible expenses, and impacts due to valuation allowance. For the nine months ended September 30, 2025, the Company’s income tax expense varies from the expense that would be expected based on the U.S. Federal statutory tax rate due principally to its organizational structure, changes in its deferred tax rate, and impacts due to valuation allowance.

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

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Millions, Except Per Share Amounts or Unless Otherwise Noted)

Tax Distributions

Prior to the Up-C Collapse, Holdings LLC made pro rata tax distributions to holders of Holdings LLC Units. Any future tax distributions after the Up-C Collapse would remain within the consolidated financial reporting group. For the nine months ended September 30, 2025, Holdings LLC paid tax distributions totaling $114 to holders of Holdings LLC Units other than Rocket Companies. Refer to the 2025 Form 10-K for further details.

10. Derivative Financial Instruments

Derivative instruments are used as part of the overall strategy to manage exposure to, or to hedge, interest rate risks related to the Pipeline and the MSR portfolio. The Company economically hedges the Pipeline separately from the MSR portfolio primarily using third-party derivative instruments. Such derivative instruments utilized by the Company include IRLCs, LPCs, Forward commitments, and Treasury futures. The Company’s derivative instruments are not designated as accounting hedging instruments, and therefore, changes in fair value are recorded in current period Net income (loss). Changes in the fair value of IRLCs, LPCs, and Pipeline hedges are recognized in Gain on sale of loans, net on the Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss). Changes in the fair value of all derivative instruments economically hedging the MSR portfolio are recorded in Change in fair value of MSRs, net on the Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss). The cash flows related to IRLCs, LPCs, and Pipeline hedges are included within the Gain on sale of loans excluding fair value of originated MSRs, net and the cash flows related to MSR hedges are included within Change in fair value of MSRs, net, both in the Condensed Consolidated Statements of Cash Flows.

The gains (losses) recognized by the Company on all derivative activity, including IRLCs, LPCs, Pipeline hedges and MSR hedges were as follows:

	Statements of Income (Loss) Line	Three Months Ended September 30,		Nine Months Ended September 30,
Derivative activity		2026	2025	2026	2025
IRLCs, LPCs and Pipeline hedges	Gain on sale of loans, net	$411	$(85)	$700	$(28)
MSR hedges	Change in fair value of MSRs, net	$(713)	$7	$(919)	$54

Refer to Note 3, Fair Value Measurements, for additional information on the fair value of derivative financial instruments.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Millions, Except Per Share Amounts or Unless Otherwise Noted)

Notional and Fair Value

The notional and fair values of derivative financial instruments were as follows:

	Notional Value	Fair Value
Balance at September 30, 2026
Assets
IRLCs, net of loan funding probability (1)	$8,704	$134
LPCs, net of loan funding probability	447	2
Forward commitments	13,713	806
Treasury futures	3,291	39
Total Derivative assets	$26,155	$981
Liabilities
LPCs, net of loan funding probability	$1,497	$26
Forward commitments	7,505	515
Treasury futures	4,708	257
Total Derivative liabilities	$13,710	$798

Balance at December 31, 2025
Assets
IRLCs, net of loan funding probability (1)	$9,611	$294
LPCs, net of loan funding probability	690	4
Forward commitments	16,073	62
Treasury futures	12	—
Total Derivative assets	$26,386	$360
Liabilities
LPCs, net of loan funding probability	$287	$1
Forward commitments	19,446	98
Treasury futures	5,252	46
Total Derivative liabilities	$24,985	$145
(1)    Refer to Note 11, Commitments and Contingencies for further discussion of IRLC.

As of September 30, 2026, the Company held $442 and $262 in collateral deposits and collateral obligations on derivative instruments, respectively. As of December 31, 2025, the Company held $238 and $30 in collateral deposits and collateral obligations on derivative instruments, respectively. Collateral deposits and collateral obligations are held within Other assets and Accounts payable and other liabilities on our Condensed Consolidated Balance Sheets, respectively.

Counterparty Credit Risk

There were no material changes to the Company’s counterparty credit risk management policies, as described in the 2025 Form 10-K, during the three and nine months ended September 30, 2026, and no credit losses were incurred due to counterparty nonperformance.

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

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Millions, Except Per Share Amounts or Unless Otherwise Noted)
The number of days from the date of the IRLC to expiration of fixed and variable rate lock commitments outstanding at September 30, 2026 and December 31, 2025 was 40 days, on average.

The UPB of IRLCs was as follows:

	September 30, 2026		December 31, 2025
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
IRLCs	$9,811	$1,777	$12,331	$1,066

Commitments to Sell Mortgage Loans

In the ordinary course of business, the Company enters into contracts to sell existing whole loans into the secondary market at specified future dates. In the event that a forward commitment is not filled and there has been an unfavorable market shift from the date of commitment to the date of settlement, the Company is contractually obligated to pay a pair-off fee on the undelivered balance. The fair value of commitments to sell existing whole loans as of September 30, 2026 and December 31, 2025 was $11 and $53, respectively.

Investor Reserves

The investor reserves balance is held within Accounts payable and other liabilities on our Condensed Consolidated Balance Sheets. The following presents the activity in the investor reserves:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Balance at beginning of period	$116	$98	$129	$100
Acquired in business combination	—	2	—	2
(Benefit from) provision for investor reserves	1	3	5	6
Realized losses	(5)	(4)	(22)	(9)
Balance at end of period	$112	$99	$112	$99

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

Tax Receivable Agreement

The Company is party to a Tax Receivable Agreement. Refer to Note 9, Income Taxes, for further details.

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Millions, Except Per Share Amounts or Unless Otherwise Noted)
Legal

Rocket Companies and its subsidiaries engage in, among other things, mortgage origination and servicing, title and settlement services, and other financial technology services and products. The Company operates in highly regulated industries and is routinely subject to various legal and administrative proceedings concerning matters that arise in the normal and ordinary course of business, including inquiries, complaints, subpoenas, audits, examinations, investigations and potential enforcement actions from regulatory agencies and state attorneys general; state and federal lawsuits and putative collective and class actions; arbitrations; and other litigation. Periodically, we assess our potential liabilities and contingencies in connection with outstanding legal and administrative proceedings utilizing the latest information available. While it is not possible to predict the outcome of any of these matters, based on our assessment of the facts and circumstances, we do not currently believe any of these matters, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations or cash flows beyond that for which we have recorded reserves as noted below. However, actual outcomes may differ from those expected and could have a material effect on our financial position, results of operations or cash flows in a future period. The Company accrues for losses when they are probable to occur and such losses are reasonably estimable. Legal costs are expensed as they are incurred.

Rocket Close is currently involved in civil litigation related to a business dispute with HouseCanary in Bexar County, Texas. The lawsuit was filed on April 12, 2016, by Rocket Close and included claims against HouseCanary for breach of contract and fraudulent inducement stemming from a contract between Rocket Close and HouseCanary whereby HouseCanary was obligated to provide Rocket Close with appraisal and valuation software and services. HouseCanary filed counterclaims against Rocket Close for, among other things, breach of contract, fraud, and misappropriation of trade secrets. On March 14, 2018, following trial of the claims in the lawsuit, a jury awarded damages in favor of HouseCanary and rejected Rocket Close’s claims against HouseCanary. The district court entered judgment for HouseCanary on its misappropriation and fraud claims. On appeal, the Fourth Court of Appeals in San Antonio affirmed judgment of no-cause on Rocket Close’s claim for breach of contract, but reversed judgment on HouseCanary’s misappropriation of trade secrets and fraud claims and remanded the case for a new trial on HouseCanary’s claims. In November 2020, HouseCanary filed a petition requesting the Supreme Court of Texas review the court of appeals’ decision. The Supreme Court denied the petition on June 17, 2022, and the case was remanded to district court for a new trial. A new trial occurred in the first quarter of 2026, where Rocket Close presented new evidence, including evidence revealed by former HouseCanary executives who came forward after the conclusion of the original trial with evidence that undermined HouseCanary’s claims. On March 6, 2026, a Bexar County, Texas, jury returned a verdict with $175 in damages in favor of HouseCanary. Judgment has not yet been entered in the new trial. On September 22, 2026, HouseCanary filed a voluntary petition (Case No. 26-20769) for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of New Jersey. Rocket Close plans to continue to vigorously defend this case and believes it has substantial defenses to this and any subsequent proceedings. The outcome of this matter remains uncertain, and the ultimate resolution of the litigation may be several years in the future.

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

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Millions, Except Per Share Amounts or Unless Otherwise Noted)
Since October 2023, a number of class action lawsuits have been filed on behalf of putative classes of home buyers and home sellers against the NAR, local real estate associations, Multiple Listing Service, and various residential real estate brokerages. Some of those lawsuits named Redfin Corp. as a defendant, including: Don Gibson, et al. v. NAR, et al., in the U.S. District Court for the Western District of Missouri; Mya Batton et al. v. Compass, Inc., et al., in the U.S. District Court for the Northern District of Illinois; Daniel Umpa v. NAR, et al., in the U.S. District Court for the Western District of Missouri; Nathaniel Whaley v. NAR, in the U.S. District Court for the District of Nevada; Angela Boykin v. NAR, et al., in the U.S. District Court for the District of Nevada; and Rajninder Jutla, et al. v. Redfin Corporation, et al., in the U.S. District Court for the Western District of Washington. These lawsuits allege a conspiracy to fix prices stemming from an NAR rule alleged to require brokers to make an offer of buyer broker compensation when listing a property on a multiple listing service. The plaintiffs generally seek injunctive relief, unspecified damages under federal antitrust law, and unspecified damages under various state laws. The Judicial Panel on Multidistrict Litigation denied a motion to consolidate some of these cases as In re Real Estate Commission Antitrust Litigation, MDL No. 3100 on April 12, 2024. On May 3, 2024, Redfin entered into a settlement term sheet (the “Proposed Settlement”) and on June 26, 2024, executed a settlement agreement (the “Settlement Agreement”) to resolve, on a nationwide basis, all claims asserted in the Gibson and Umpa actions, respectively. The Settlement Agreement resolves all claims against Redfin in these two actions and similar claims on behalf of home sellers on a nationwide basis. Under the Settlement Agreement, Redfin paid $9 into a qualified settlement fund on August 26, 2024, and agreed to implement or continue certain practices. The U.S. District Court for the Western District of Missouri granted final approval of the Settlement Agreement on November 4, 2024. On December 3, 2024, a member of the Proposed settlement class appealed the court’s order granting final approval of the Settlement Agreement. On December 16, 2024, additional members of the settlement class separately appealed. On September 1, 2026, the U.S. Court of Appeals for the Eighth Circuit affirmed the District Court’s approval of the nationwide settlement.

On November 3, 2023, a putative class action lawsuit was filed against Mr. Cooper Group, Inc. in the U.S. District Court for the Northern District of Texas, on behalf of a class of persons purportedly impacted by a cyber attack against Mr. Cooper that occurred on October 31, 2023. The Company is vigorously defending this case. The complaint, filed by plaintiff Jennifer Cabezas, alleged that Mr. Cooper did not employ reasonable and adequate security measures to protect certain customer PII accessed by the cyber attackers. Between November 2023 and February 7, 2024, 26 additional putative class actions were filed against Mr. Cooper and related entities asserting substantially similar claims and allegations; the cases were subsequently consolidated into a single class action. On July 15, 2024, 22 plaintiffs filed a consolidated complaint on behalf of themselves and an alleged putative nationwide class of “All individuals residing in the United States whose PII was accessed and/or acquired as a result of the Data Breach announced by Mr. Cooper in or around November 2023,” as well as 15 putative state subclasses. Plaintiffs asserted claims for breach of express contract, breach of implied contract, negligence, negligence per se, unjust enrichment, invasion of privacy, breach of confidence, and 19 state law claims. The consolidated complaint seeks damages, injunctive relief, disgorgement and restitution, and an award of costs, attorney fees and expenses, among other relief. On September 13, 2024, Mr. Cooper filed a motion to dismiss the consolidated complaint. On July 7, 2025, the Court granted the motion to dismiss as to the breach of express contract, unjust enrichment, invasion of privacy, and breach of confidence claims, denied the motion as to the breach of implied contract and negligence claims, and deferred ruling on the negligence per se and individual state law claims. All fact and expert witness discovery limited to class certification is near completion, and briefing on plaintiffs’ motion for class certification is expected to be submitted on November 23, 2026. The Company is also in discussions with various state regulators and attorneys general regarding ongoing investigations into the October 2023 cyber attack against Mr. Cooper.

As of September 30, 2026 and December 31, 2025, we have recorded reserves in accordance with ASC 450, Contingencies related to potential damages in connection with legal and administrative proceedings of $216 and $74, respectively. For matters for which a loss is reasonably possible in future periods, an estimate may not be possible due to the early stage of the proceedings, the significant factual issues to be resolved, and/or the lack of specific damages requests. Generally, the less progress that has been made in the proceedings or the broader the range of potential results, the harder it is for the Company to estimate losses or ranges of losses that are reasonably possible the Company could incur. The ultimate outcome of these or other actions or proceedings, including any monetary awards against Rocket Companies or one or more of its subsidiaries, is uncertain and there can be no assurance as to the amount of any such potential awards. Rocket Companies and its subsidiaries will incur defense costs and other expenses in connection with these proceedings. Plus, if a judgment for money that exceeds specified thresholds is rendered against Rocket Companies or any of its subsidiaries and it or they fail to timely pay, discharge, bond or obtain a stay of execution of such judgment, it is possible that one or more of the companies could be deemed in default of loan funding facilities and other agreements governing indebtedness. If the final resolution in one or more of these proceedings is unfavorable, it could have a material adverse effect on the business, liquidity, financial condition, cash flows, and results of operations of Rocket Companies.

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

Rocket Mortgage is subject to certain minimum net worth, capital ratio and liquidity requirements and risk-based capital ratio established by the FHFA for the GSEs Seller/Servicers and Ginnie Mae for single-family issuers. Additionally, refer to Note 6, Borrowings for information regarding compliance with all funding and financing facilities related covenant requirements. During the first quarter of 2026, Nationstar Mortgage was merged into Rocket Mortgage and is no longer subject to its own requirements. As of September 30, 2026 and December 31, 2025, we were in compliance with these requirements.

Rocket Mortgage’s single-family servicing portfolios exceed $150 billion in UPB, therefore we are also required to obtain an external primary servicer rating or master servicing rating and long-term senior unsecured or long-term corporate family credit ratings from two different rating agencies. As of September 30, 2026 and December 31, 2025, we were in compliance with these requirements.

The most restrictive of these regulatory requirements requires the Company to maintain a minimum net worth of approximately $3,500, minimum liquidity of approximately $1,500 and minimum capital/leverage ratio and risk-based capital ratio of 6% as of September 30, 2026. As of September 30, 2026 and December 31, 2025, we were in compliance with these requirements.

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

Mortgage

The Mortgage segment includes our mortgage origination, servicing, title, closing, and appraisal businesses, supporting clients throughout their homeownership journey. This integrated model extends our client relationships beyond origination, supporting higher retention and creating opportunities to recapture clients’ future refinance and purchase transactions. The segment generates revenue from the origination, sale, and servicing of mortgage loans and from subservicing and servicing acquisition activities, as well as title and settlement services and appraisal management.

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

Key operating data for our segments for the periods ended:

Three months ended September 30, 2026	Mortgage	All Other	Total Consolidated Company
Revenue
Gain on sale of loans, net	$1,002	$26	$1,028
Servicing fee income	1,026	6	1,032
Change in fair value of MSRs, net	160	(4)	156
Interest income	515	35	550
Other income	99	419	518
Total revenue, net	$2,802	$482	$3,284
Expenses
Salaries, commissions and team member benefits	392	162
General and administrative expenses	151	17
Marketing and advertising expenses	152	101
Interest expense	198	7
Other expenses	61	6
Directly attributable expenses	954	293
Change in fair value of MSRs and related liabilities due to valuation assumptions (net of hedges)	(710)	—
Contribution margin	$1,138	$189

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Millions, Except Per Share Amounts or Unless Otherwise Noted)

Three months ended September 30, 2025	Mortgage	All Other	Total Consolidated Company
Revenue
Gain on sale of loans, net	$1,002	$25	$1,027
Servicing fee income	410	3	413
Change in fair value of MSRs, net	(480)	—	(480)
Interest income	216	74	290
Other income	83	362	445
Total revenue, net	$1,231	$464	$1,695
Expenses
Salaries, commissions and team member benefits	405	157
General and administrative expenses	103	27
Marketing and advertising expenses	190	84
Interest expense	90	7
Other expenses	57	5
Directly attributable expenses	845	280
Change in fair value of MSRs and related liabilities due to valuation assumptions (net of hedges)	178	—
Contribution margin	$564	$184

Nine months ended September 30, 2026	Mortgage	All Other	Total Consolidated Company
Revenue
Gain on sale of loans, net	$3,525	$84	$3,609
Servicing fee income	3,167	14	3,181
Change in fair value of MSRs, net	(938)	(7)	(945)
Interest income	1,524	116	1,640
Other income	320	1,204	1,524
Total revenue, net	$7,598	$1,411	$9,009
Expenses
Salaries, commissions and team member benefits	1,293	472
General and administrative expenses	529	60
Marketing and advertising expenses	522	367
Interest expense	626	19
Other expenses	204	15
Directly attributable expenses	3,174	933
Change in fair value of MSRs and related liabilities due to valuation assumptions (net of hedges)	(852)	—
Contribution margin	$3,572	$478

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Millions, Except Per Share Amounts or Unless Otherwise Noted)

Nine months ended September 30, 2025	Mortgage	All Other	Total Consolidated Company
Revenue
Gain on sale of loans, net	$2,552	$63	$2,615
Servicing fee income	1,210	5	1,215
Change in fair value of MSRs, net	(1,128)	—	(1,128)
Interest income	590	138	728
Other income	213	605	818
Total revenue, net	$3,437	$811	$4,248
Expenses
Salaries, commissions and team member benefits	1,066	248
General and administrative expenses	288	52
Marketing and advertising expenses	636	190
Interest expense	245	20
Other expenses	140	10
Directly attributable expenses	2,375	520
Change in fair value of MSRs and related liabilities due to valuation assumptions (net of hedges)	417	—
Contribution margin	$1,479	$291

The following table represents a reconciliation of the Mortgage segment Contribution margin to consolidated U.S. GAAP Income (loss) before income taxes for the periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Mortgage Contribution margin	$1,138	$564	$3,572	$1,479
Reconciling items:
All Other Contribution margin	189	184	478	291
Revenue not allocated to segments:
Change in fair value of MSRs and related liabilities due to valuation assumptions (net of hedges)	710	(178)	852	(417)
Expenses not allocated to segments:
Salaries, commissions and team member benefits	381	313	1,299	794
General and administrative expenses	391	225	1,073	563
Marketing and advertising expenses	—	—	—	—
Interest expense	154	138	437	234
Depreciation and amortization	147	79	438	133
Other expenses	6	—	16	12
Income (loss) before income taxes	$958	$(185)	$1,639	$(383)

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Millions, Except Per Share Amounts or Unless Otherwise Noted)
14. Variable Interest Entities

Asset-Backed Financing Arrangements

The assets and liabilities of the Company’s transactions with consolidated VIEs included in the Company’s Condensed Consolidated Balance Sheets were as follows:

	September 30, 2026	December 31, 2025
Assets
Mortgage loans held for sale, at fair value	$7,710	$6,792
Mortgage servicing rights, at fair value	4,765	2,964
Advance receivables, net	1,084	990
Other assets (1)	578	579
Total assets	$14,137	$11,325

Liabilities
Secured financing	$8,773	$7,742
Accounts payable and other liabilities	4	5
Total liabilities	$8,777	$7,747
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

During the three months ended September 30, 2026, holders of Class L common shares converted 924,439,710 Class L common shares for Class A common shares with an exchange ratio of one to one.

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

Diluted earnings per share reflects the dilutive effect of potential common shares from share-based awards and shares issuable on the conversion of convertible debt. The treasury stock method is used to calculate the dilutive effect of outstanding share-based awards, which assumes the proceeds upon vesting or exercise of awards would be used to purchase common stock at the average price for the period. The if-converted method is used to calculate the dilutive effect of converting our Convertible Senior Notes to Class A common stock. Under the if-converted method, the denominator of the diluted earnings per share calculation is adjusted to reflect the full number of common shares issuable upon conversion of our Convertible Senior Notes while the numerator is adjusted to add back interest and amortization expense for the period related to our Convertible Senior Notes. Prior to the Up-C Collapse, Holdings LLC Units paired with Class D common stock were evaluated for dilutive effect under the if-converted method. Refer to the 2025 Form 10-K for further details.

The following table sets forth the calculation of the basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net income (loss)	$709	$(124)	$1,235	$(302)
Net loss attributable to non-controlling interest	—	—	1	166
Net income (loss) attributable to Rocket Companies	$709	$(124)	$1,236	$(136)

Denominator:
Weighted average shares of Participating Common Stock outstanding - basic (1)	2,839,534,880	2,106,227,188	2,834,819,036	815,634,892
Add: Dilutive impact of share-based compensation awards (2)	5,865,123	—	9,975,864	—
Weighted average shares of Participating Common Stock outstanding - diluted	2,845,400,003	2,106,227,188	2,844,794,900	815,634,892

Earnings (loss) per share of Participating Common Stock outstanding - basic	$0.25	$(0.06)	$0.44	$(0.17)
Earnings (loss) per share of Participating Common Stock outstanding - diluted	$0.25	$(0.06)	$0.43	$(0.17)

Rocket Companies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
($ in Millions, Except Per Share Amounts or Unless Otherwise Noted)

(1)    Participating Common Stock was composed of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Class A common shares	1,914,597,743	257,347,733	1,297,304,758	185,796,836
Class L common shares	924,937,137	1,848,879,455	1,537,514,278	629,838,056
Total Participating Common Stock	2,839,534,880	2,106,227,188	2,834,819,036	815,634,892

(2)    Dilutive impact of share-based compensation awards for the periods are:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
RSUs	4,933,855	—	8,450,648	—
PSUs	839,857	—	1,353,540	—
Stock options	16,300	—	38,007	—
TMSPP	75,111	—	133,669	—

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
RSUs	8,449,245	28,250,938	3,629,842	28,250,938
PSUs	2,696,789	2,714,726	2,696,789	2,714,726
Stock options	11,231,234	14,135,005	11,231,234	14,135,005
TMSPP	—	46,839	—	96,212
Convertible note	4,263,561	5,069,861	4,263,561	5,069,861

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

Objective

The following discussion provides an analysis of the Company’s financial condition, cash flows and results of operations from management’s perspective and should be read in conjunction with the consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Our objective is to provide a discussion of events and uncertainties known to management that are reasonably likely to cause the reported financial information not to be indicative of future operating results or of future financial condition and to also offer information that provides an understanding of our financial condition, cash flows and results of operations.

Executive Summary

We are a Detroit-based homeownership platform including mortgage, real estate and personal finance businesses. We are committed to delivering industry-best client experiences through our AI-powered, vertically integrated homeownership platform. Our full suite of products empowers our clients across financial wellness, personal loans, home search, mortgage finance, title and closing. We believe our widely recognized “Rocket” brand is synonymous with simple, fast, affordable and trusted digital experiences.

Recent Developments

Business Trends

Home affordability remained challenged in the third quarter of 2026 as the 30-year fixed mortgage rate rose over 80 basis points, from 6.43% in early July to 7.28% at the end of September, the highest rate since late 2023. Several developments drove the increase. Inflation was above the Federal Reserve’s 2% target, due in part to higher energy prices associated with the ongoing conflict in the Middle East, while spending on AI infrastructure added to inflationary pressures. On September 16, the Federal Reserve raised the federal funds target range by 25 basis points to a range of 3.75% to 4.00%, its first increase since July 2023. The rate increase, along with greater government and corporate borrowing that increased debt supply relative to demand, contributed to a sharp 80 basis point increase in the 10-year Treasury yield to 5.3%, the highest level since 2002.

Higher interest rates impacted both purchase and refinance activity. Existing home sales fell below a 4-million-unit annualized pace, and mortgage applications softened over the course of the quarter. These factors contributed to a smaller mortgage market in the third quarter compared to the second quarter.

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

Three months ended September 30, 2026 summary

We generated $43.6 billion in total closed mortgage loan origination volume, an increase of $11.2 billion, or 35%, compared to $32.4 billion in 2025. Our Net income for the period was $709 million, an increase of $833 million, compared to Net loss of $124 million in 2025. We generated Adjusted EBITDA of $748 million, an increase of $399 million, compared to $349 million in 2025. For more information on Adjusted EBITDA, please see “Non-GAAP Financial Measures” below.

Nine months ended September 30, 2026 summary

We generated $137.4 billion in total closed mortgage loan origination volume, an increase of $54.3 billion, or 65%, compared to $83.1 billion in 2025. Our Net income for the period was $1.2 billion, an increase of $1.5 billion, compared to a Net loss of $302 million in 2025. We generated Adjusted EBITDA of $2.3 billion, an increase of $1.6 billion, compared to $690 million in 2025. For more information on Adjusted EBITDA, please see “Non-GAAP Financial Measures” below.

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

We define “Adjusted revenue” as Total revenue, net of the Change in fair value of MSRs and related liabilities due to valuation assumptions (net of hedges). We define “Adjusted net income” as Tax-effected Net income (loss) before Share-based compensation expense, the Change in fair value of MSRs and related liabilities due to valuation assumptions (net of hedges), Acquisition-related expenses, Amortization of acquired intangible assets, Litigation accrual, Tax impact of adjustments, and Other adjustments as applicable. We define “Adjusted diluted earnings per share” as Adjusted net income divided by the Adjusted diluted weighted average shares outstanding which includes Diluted weighted average Participating Common Stock outstanding and the Assumed pro forma conversion of Class D shares for the applicable period presented. We define “Adjusted EBITDA” as Net income (loss) before Bond interest expense, Provision for (benefit from) income taxes, Depreciation and amortization, Share-based compensation expense, Change in fair value of MSRs and related liabilities due to valuation assumptions (net of hedges), Acquisition-related expenses, Amortization of acquired intangible assets, Litigation accrual and Other adjustments.

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

Reconciliation of Adjusted revenue to Total revenue, net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total revenue, net	$3,284	$1,695	$9,009	$4,248
Change in fair value of MSRs and related liabilities due to valuation assumptions (net of hedges) (1)	(710)	178	(852)	417
Adjusted revenue	$2,574	$1,873	$8,157	$4,665
(1)    Reflects changes in market interest rates and assumptions, including OAS and prepayment speeds, cost to service per loan, gains or losses on sales of MSRs during the period and the effects of contractual prepayment protection associated with sales or purchases of MSRs.

Reconciliation of Adjusted net income to Net income (loss) attributable to Rocket Companies

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss) attributable to Rocket Companies	$709	$(124)	$1,236	$(136)
Net loss impact from pro forma conversion of Class D common shares to Class A common shares (1)	—	—	—	(166)
Adjustment to income taxes (2)	5	(14)	(15)	14
Tax-effected Net income (loss)	$714	$(138)	$1,221	$(288)
Share-based compensation expense (3)	84	69	262	160
Change in fair value of MSRs and related liabilities due to valuation assumptions (net of hedges) (4)	(710)	178	(852)	417
Acquisition-related expenses (5)	113	96	291	158
Amortization of acquired intangible assets (6)	113	49	338	49
Litigation accrual (7)	—	—	28	—
Tax impact of adjustments (8)	102	(97)	(20)	(196)
Other adjustments (9)	3	1	14	13
Adjusted net income	$419	$158	$1,282	$313
(1)    Reflects net loss to Class A common shares from pro forma exchange and conversion of corresponding shares of our Class D common shares held by non-controlling interest holders during the nine months ended September 30, 2025. Class D common shares were surrendered and retired on June 30, 2025, the date the Up-C Collapse was effectuated.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss) attributable to Rocket Companies	$709	$(124)	$1,236	$(136)
Net loss impact from pro forma conversion of Class D common shares to Class A common shares	—	—	—	(166)
Net loss attributable to non-controlling interest	—	—	(1)	—
Provision for (benefit from) income taxes	249	(61)	404	(81)
Income (loss) before income taxes	$958	$(185)	$1,639	$(383)
Effective income tax rate for Adjusted income (loss) before income taxes	25.60%	24.80%	25.60%	24.74%
Adjusted (Provision for) benefit from income taxes	$(244)	$47	$(419)	$95
Provision for (benefit from) income taxes	249	(61)	404	(81)
Adjustment to income taxes	$5	$(14)	$(15)	$14

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Statutory U.S. Federal Income Tax Rate	21.00%	21.00%	21.00%	21.00%
Foreign taxes	0.01	0.01	0.01	0.01
State and local income taxes (net of federal benefit)	4.59	3.79	4.59	3.73
Effective income tax rate for Adjusted net income	25.60%	24.80%	25.60%	24.74%
(3)    The three and nine months ended September 30, 2025 exclude share-based compensation expense related to the Redfin Acquisition, which is included in Acquisition-related expenses.

(4)    Reflects changes in market interest rates and assumptions, including OAS and prepayment speeds, cost to service per loan, gains or losses on sales of MSRs during the period and the effects of contractual prepayment protection associated with sales or purchases of MSRs.

(5)    Primarily consists of transaction costs associated with the Acquisitions and Up-C Collapse, such as integration costs (including professional service fees), debt financing fees related to the Bridge Facility and severance expense (including accelerated share-based compensation).

(6)    Reflects amortization of intangible assets related to the Acquisitions.

(7)    Reflects litigation accrual related to a specific legal matter recorded in 2026.

(8)    Tax impact of adjustments gives effect to the income tax related to Share-based compensation expense, Change in fair value of MSRs and related liabilities due to valuation assumptions (net of hedges), Acquisition-related expenses, Amortization of acquired intangible assets, Litigation accrual and certain Other adjustments, at the effective tax rates for each period.

(9)    Represents tax benefits due to the amortization of intangible assets and other tax attributes resulting from the historical purchases of Holdings Units, net of payment obligations under the TRA, change in equity investments and change in Tax receivable agreement liability.

Reconciliation of Adjusted diluted weighted average shares outstanding to Diluted weighted average Participating Common Stock outstanding

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Diluted weighted average Participating Common Stock outstanding	2,845,400,003	2,106,227,188	2,844,794,900	815,634,892
Assumed pro forma conversion of Class D shares (1)	—	—	—	1,219,041,417
Adjusted diluted weighted average shares outstanding	2,845,400,003	2,106,227,188	2,844,794,900	2,034,676,309

Adjusted net income	$419	$158	$1,282	$313
Adjusted diluted earnings per share	$0.15	$0.07	$0.45	$0.15
(1)    Reflects the pro forma exchange and conversion of anti-dilutive Class D common shares to Class A common shares. For the nine months ended September 30, 2025, Class D common shares were anti-dilutive and are excluded from the Diluted weighted average Participating Common Stock outstanding in the table above. Class D common shares were surrendered and retired on June 30, 2025, the date the Up-C Collapse was effectuated.

Reconciliation of Adjusted EBITDA to Net income (loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$709	$(124)	$1,235	$(302)
Bond interest expense (1)	154	111	435	195
Provision for (benefit from) income taxes	249	(61)	404	(81)
Depreciation and amortization (2)	34	30	100	84
Share-based compensation expense (3)	84	69	262	160
Change in fair value of MSRs and related liabilities due to valuation assumptions (net of hedges) (4)	(710)	178	(852)	417
Acquisition-related expenses (5)	113	96	291	158
Amortization of acquired intangible assets (6)	113	49	338	49
Litigation accrual (7)	—	—	28	—
Other adjustments (8)	2	1	11	10
Adjusted EBITDA	$748	$349	$2,252	$690
(1)    Bond interest expense reflects interest incurred on the Company’s Senior Notes, recognized within Interest expense on the Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss).

(2)    Excludes the impact of amortization of intangible assets related to the Acquisitions, which is included as a separate adjustment line.

(3)    The three and nine months ended September 30, 2025 exclude share-based compensation expense related to the Redfin Acquisition, which is included in Acquisition-related expenses.

(4)    Reflects changes in market interest rates and assumptions, including OAS and prepayment speeds, cost to service per loan, gains or losses on sales of MSRs during the period and the effects of contractual prepayment protection associated with sales or purchases of MSRs.

(5)    Primarily consists of transaction costs associated with the Acquisitions and Up-C Collapse, such as integration costs (including professional service fees), debt financing fees related to the Bridge Facility and severance expense (including accelerated share-based compensation).

(6)    Reflects amortization of intangible assets related to the Acquisitions.

(7)    Reflects litigation accrual related to a specific legal matter recorded in 2026.

(8)    Reflects change in equity investments and change in Tax receivable agreement liability.

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

We operate other businesses that include Rocket Close (title and closing), Rocket Money (personal financial management), Redfin (real estate brokerage), and Rocket Loans (personal loans). Each of these businesses operates a distinct business model and has unique operating metrics.

The following summarizes key performance indicators of the business:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2026	2025	2026	2025
DTC net rate lock volume	$22,127	$24,601	$78,011	$59,044
Rocket Pro net rate lock volume	8,246	11,227	30,842	31,330
Net rate lock volume excluding Correspondent	$30,373	$35,828	$108,853	$90,374
Correspondent net rate lock volume	9,981	—	27,926	—
Net rate lock volume (1)	$40,354	$35,828	$136,779	$90,374

DTC gain on sale margin	4.31%	3.62%	4.13%	3.86%
Rocket Pro gain on sale margin	0.70%	0.99%	0.89%	0.88%
Gain on sale margin excluding Correspondent	3.33%	2.80%	3.21%	2.83%
Correspondent gain on sale margin	0.15%	—%	0.16%	—%
Gain on sale margin (2)	2.54%	2.80%	2.59%	2.83%

	September 30,
($ in millions, Units in thousands)	2026	2025
Servicing Portfolio Data
Total serviced UPB (includes subserviced)	$2,007,176	$613,146
MSRs UPB of loans serviced	$1,201,476	$537,972
UPB of loans subserviced and temporarily serviced	$805,700	$75,174
Total loans serviced (includes subserviced)	9,086	2,865
Number of MSRs loans serviced	6,321	2,664
Number of loans subserviced and temporarily serviced	2,765	201
MSR fair value multiple (3)	5.81	4.82
Total servicing portfolio delinquency rate (60+)	1.52%	1.41%
Net client retention rate (trailing twelve months) (4)	98%	98%
Actual prepayment speed (5)	10.05%	9.50%

	Three Months Ended September 30,		Nine Months Ended September 30,
(Units in thousands)	2026	2025	2026	2025
Select Other Rocket Companies
Rocket Close closings (units)	91	79	281	199
Rocket Money paying subscribers (6)	5,061	4,498	5,061	4,498
Rocket Loans closed (units)	30	23	87	59
Redfin real estate transactions	17	N/A	50	N/A
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

(3)    MSR fair value multiple represents the relative value of the MSR asset in relation to the annualized retained servicing fee, which is the cash that the holder of the MSR asset would receive from the portfolio as of such date. It is calculated as the quotient of (a) the MSR fair market value as of a specified date divided by (b) the weighted average annualized retained servicing fee for our MSR portfolio as of such date. The weighted average annualized servicing fee for our MSR portfolio was 0.29% and 0.28% as of September 30, 2026 and 2025, respectively.

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

(5)    Actual prepayment speed represents the percentage of the unpaid principal balance of loans in the mortgage servicing portfolio that were voluntarily or involuntarily paid ahead of their scheduled amortization during the nine months ended September 30, 2026 and 2025.

(6)    Units presented as of period end.

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

Components of operating expenses

Our operating expenses as presented in the Summary of Operations include Salaries, commissions and team member benefits, General and administrative expenses, Marketing and advertising expenses, Interest expense, Depreciation and amortization, and Other expenses.

Results of Operations

Summary of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2026	2025	2026	2025
Revenue
Gain on sale of loans, net	$1,028	$1,027	$3,609	$2,615
Servicing fee income	1,032	413	3,181	1,215
Change in fair value of MSRs, net	156	(480)	(945)	(1,128)
Interest income	550	290	1,640	728
Other income	518	445	1,524	818
Total revenue, net	3,284	1,695	9,009	4,248
Expenses
Salaries, commissions and team member benefits	935	875	3,064	2,108
General and administrative expenses	559	355	1,662	903
Marketing and advertising expenses	253	274	889	826
Interest expense	359	235	1,082	499
Depreciation and amortization	147	79	438	133
Other expenses	73	62	235	162
Total expenses	2,326	1,880	7,370	4,631
Income (loss) before income taxes	958	(185)	1,639	(383)
(Provision for) benefit from income taxes	(249)	61	(404)	81
Net income (loss)	709	(124)	1,235	(302)
Net loss attributable to non-controlling interest	—	—	1	166
Net income (loss) attributable to Rocket Companies	$709	$(124)	$1,236	$(136)

Gain on sale of loans, net

The components of Gain on sale of loans, net for the periods presented were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2026	2025	2026	2025
Net gain on sale of loans (1)	$307	$740	$1,271	$1,452
Fair value of originated MSRs	726	386	2,173	994
Provision for investor reserves	(1)	(3)	(5)	(6)
Unrealized change in fair value of the Pipeline	(659)	4	(725)	429
Realized and unrealized change in fair value of Pipeline hedges	655	(100)	895	(254)
Gain on sale of loans, net	$1,028	$1,027	$3,609	$2,615
(1)     Net gain on sale of loans represents the premium we receive in excess of the loan principal amount and certain fees charged by investors upon sale of loans into the secondary market, plus net origination fees.

The table below provides details of the characteristics of our mortgage loan production:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2026	2025	2026	2025
Mortgage Loan Origination Data:
Closed loan volume by type:
Conventional Conforming	$22,824	$18,416	$76,323	$47,235
FHA/VA	12,757	8,314	37,441	21,231
Non-Agency	8,041	5,683	23,636	14,587
Total closed loan volume	$43,622	$32,413	$137,400	$83,053

Closed loan volume by channel:
DTC closed loan volume	$24,566	$21,813	$79,402	$53,346
Rocket Pro closed loan volume	8,960	10,600	31,068	29,707
Correspondent closed loan volume	10,096	—	26,930	—
Total closed loan volume	$43,622	$32,413	$137,400	$83,053

Closed loan metrics:
Average loan amount (1)	$286	$274	$301	$272
Weighted average loan-to-value ratio	73.96%	72.15%	73.38%	71.65%
Weighted average credit score	745	741	742	740
Weighted average loan rate	6.55%	6.62%	6.30%	6.72%

Percentage of loans sold:
To GSEs and government	81.20%	80.38%	82.08%	80.47%
To other counterparties	18.80%	19.62%	17.92%	19.53%
Servicing-retained	94.57%	90.90%	94.75%	91.40%
Servicing-released	5.43%	9.10%	5.25%	8.60%
(1)    Average loan amount is presented in thousands.
Overview of the Gain on sale of loans, net table

At the time an IRLC is issued, an estimate of the Gain on sale of loans, net is recognized in the Unrealized change in fair value of the Pipeline component in the table above. Subsequent changes in the fair value of IRLCs and MLHFS are recognized in this same component as the loan progresses through closing, which is when the IRLC moves to a MLHFS (where it remains until sold into the secondary market). The goal of our Pipeline hedge strategy is to mitigate the impact of interest rate changes from the point of the IRLC through the sale of the loan. The Unrealized change in fair value of IRLCs and MLHFS each period is dependent on several factors, including mortgage origination volume, duration of the Pipeline, and movement of interest rates during that period as compared to the immediately preceding period. Loans originated during an increasing rate environment generally decrease in value and loans originated during a decreasing rate environment generally increase in value. When the mortgage loan is sold into the secondary market, any difference between the proceeds received and the current fair value of the loan is recognized as a realized gain on sale and moves from the Unrealized change in fair value of the Pipeline component, to the Net (loss) gain on sale of loans component in the table above. The component Realized and unrealized change in fair value related to the Pipeline hedges is intended to economically hedge (or offset) the various fair value adjustments that impact the Unrealized change in fair value of the Pipeline and the Net (loss) gain on sale of loans components. As a result, these three components should be evaluated in combination when evaluating Gain on sale of loans, net, as the sum of these components are primarily driven by net rate lock volume. Furthermore, at the point of sale of the loan, the Fair value of originated MSRs and the Provision for investor reserves are recognized each in their respective components shown above.

Three months ended September 30, 2026 summary

Gain on sale of loans, net was $1.0 billion, relatively flat compared to 2025.

Net gain on sale of loans, Unrealized change in fair value of the Pipeline, and Realized and unrealized change in fair value of Pipeline hedges was $303 million, a decrease of $341 million, or 53%, compared to $644 million in 2025. This decrease was primarily driven by a mix shift to Correspondent.

The Fair value of originated MSRs was $726 million, an increase of $340 million, compared to $386 million in 2025. The change was primarily driven by the increase in sold loan volume and MSR fair value multiple in the current period.

The Investor reserves liability balance was relatively flat in the current and prior period. The Provision for investor reserves was $1 million, comparable to $3 million in 2025.

Nine months ended September 30, 2026 summary

Gain on sale of loans, net was $3.6 billion, an increase of $1.0 billion, or 38%, compared to $2.6 billion in 2025, primarily driven by an increase in mortgage production.

Net gain on sale of loans, Unrealized change in fair value of the Pipeline, and Realized and unrealized change in fair value of Pipeline hedges was $1.4 billion, a decrease of $186 million, or 11%, compared to $1.6 billion in 2025. This decrease was primarily driven by a mix shift to Correspondent, partially offset by an increase in net rate lock volume in the current period.

The Fair value of originated MSRs was $2.2 billion, an increase of $1.2 billion, compared to $994 million in 2025. The change was driven by the increase in sold loan volume and MSR fair value multiple in the current period.

The Investor reserves liability balance was relatively flat in the current and prior period. The Provision for investor reserves was $5 million, comparable to $6 million, in 2025.

Loan servicing income (loss), net

For the periods presented, Loan servicing income (loss), net consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2026	2025	2026	2025
Contractually specified servicing fees	$889	$392	$2,711	$1,155
Subservicing income	99	4	313	11
Other ancillary income	44	17	157	49
Servicing fee income	1,032	413	3,181	1,215
Change in valuation model inputs or assumptions for MSRs and related liabilities	1,423	(185)	1,771	(471)
Change in fair value of MSR hedge	(713)	7	(919)	54
Collection/realization of cash flows	(554)	(302)	(1,797)	(711)
Change in fair value of MSRs, net	156	(480)	(945)	(1,128)
Loan servicing income (loss), net	$1,188	$(67)	$2,236	$87

Three months ended September 30, 2026 summary

Loan servicing income, net was $1.2 billion, an increase of $1.3 billion, compared to Loan servicing loss, net of $67 million in 2025, due to the $619 million increase in Servicing fee income resulting from the larger average portfolio size during 2026, as well as the $636 million increase in Change in fair value of MSRs, net.

The $636 million increase in Change in fair value of MSRs, net was primarily driven by the increase in Change in valuation model inputs or assumptions for MSRs and related liabilities, partially offset by the Change in fair value of MSR hedge and the Collection/realization of cash flows. The increase in the Change in valuation model inputs or assumptions for MSRs and related liabilities and the decrease in Change in fair value of MSR hedge were primarily due to the increase in interest rates during the third quarter of 2026, compared to a decrease in the same period in 2025. The change in Collection/realization of cash flows was driven by the larger average portfolio size during 2026.

Nine months ended September 30, 2026 summary

Loan servicing income, net was $2.2 billion, an increase of $2.1 billion, compared to $87 million in 2025, primarily due to the $2.0 billion increase in Servicing fee income resulting from the larger average portfolio size during 2026, as well as the $183 million increase in Change in fair value of MSRs, net.

The $183 million increase in Change in fair value of MSRs, net was primarily driven by the increase in Change in valuation model inputs or assumptions for MSRs and related liabilities, partially offset by the Change in fair value of MSR hedge and Collection/realization of cash flows. The increase in Change in valuation model inputs or assumptions for MSRs and related liabilities, and decrease in Change in fair value of MSR hedge were primarily due to the increase in interest rates during the 2026 period, compared to a decrease in the same period in 2025. The change in Collection/realization of cash flows was driven by the larger average portfolio size during 2026.

MSRs and Subservicing Portfolio

The following table summarizes changes to MSRs and subservicing and other portfolio UPB:

	Three Months Ended September 30, 2026
($ in millions)	MSRs	Subservicing and Other	Total
Balance at beginning of period	$1,213,607	$803,104	$2,016,711
Additions:
Originations	42,013	1,880	43,893
Acquisitions/Increase in subservicing (1)	8,144	37,560	45,704
Deductions:
Dispositions/Decrease in subservicing (2)	(22,651)	(18,999)	(41,650)
Principal reductions and other	(13,677)	(5,205)	(18,882)
Voluntary reductions (3)	(25,287)	(12,139)	(37,426)
Involuntary reductions (4)	(651)	(501)	(1,152)
Net changes in loans serviced by others	(22)	—	(22)
Balance at end of period	$1,201,476	$805,700	$2,007,176

(1)    Amount for Subservicing and Other UPB includes transfers from MSRs for MSRs sold with subservicing rights retained.

(2)    Amount for MSRs UPB includes transfers to Subservicing and Other for MSRs sold with subservicing rights retained.

(3)    Voluntary reductions are related to loan payoffs by customers.

(4)    Involuntary reductions refer to loan defaults, loan liquidations and loan charge offs.

The following table provides a rollforward of MSRs and subservicing and other portfolio UPB:

	Nine Months Ended September 30, 2026
($ in millions)	MSRs	Subservicing and Other	Total
Balance at beginning of period	$1,290,325	$831,558	$2,121,883
Additions:
Originations	125,437	1,909	127,346
Acquisitions/Increase in subservicing (1)	28,595	165,471	194,066
Deductions:
Dispositions/Decrease in subservicing (2)	(115,389)	(124,691)	(240,080)
Principal reductions and other	(35,709)	(21,438)	(57,147)
Voluntary reductions (3)	(90,130)	(45,748)	(135,878)
Involuntary reductions (4)	(1,601)	(1,349)	(2,950)
Net changes in loans serviced by others	(52)	(12)	(64)
Balance at end of period	$1,201,476	$805,700	$2,007,176

(1)    Amount for Subservicing and Other UPB includes transfers from MSRs for MSRs sold with subservicing rights retained.

(2)    Amount for MSRs UPB includes transfers to Subservicing and Other for MSRs sold with subservicing rights retained.

(3)    Voluntary reductions are related to loan payoffs by customers.

(4)    Involuntary reductions refer to loan defaults, loan liquidations and loan charge offs.

Loan Servicing Data

	September 30,
	2026	2025
MSRs metrics:
Weighted average loan interest rate	4.64%	4.52%
Weighted average annual service fee	0.29%	0.28%

Interest income

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2026	2025	2026	2025
Interest income	$550	$290	$1,640	$728

Three months ended September 30, 2026 summary

Interest income was $550 million, an increase of $260 million, compared to $290 million in 2025. The increase was primarily driven by custodial deposit income associated with our larger average servicing portfolio in 2026, as well as higher mortgage loan origination volume.

Nine months ended September 30, 2026 summary

Interest income was $1.6 billion, an increase of $912 million, compared to $728 million in 2025. The increase was primarily driven by custodial deposit income associated with our larger average servicing portfolio in 2026, as well as higher mortgage loan origination volume.

Other income

The components of Other income for the periods presented were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2026	2025	2026	2025
Real estate services revenue (1)	$245	$237	$698	$262
Rocket Close revenue (2)	117	106	372	253
Rocket Money revenue	122	96	357	289
Other (3)	34	6	97	14
Total other income	$518	$445	$1,524	$818
(1)    Includes real estate brokerage services revenue, real estate referral services revenue, and Zillow partnership revenue.

(2)    Includes all title and settlement services.

(3)    Other consists of additional subsidiary and miscellaneous revenue.

Three months ended September 30, 2026 summary

Other income was $518 million, an increase of $73 million, compared to $445 million in 2025, primarily due to a $26 million increase in Rocket Money revenue associated with growth in paying subscribers and an $11 million increase in Rocket Close revenue, driven by higher mortgage loan origination volume.

Nine months ended September 30, 2026 summary

Other income was $1.5 billion, an increase of $706 million, compared to $818 million in 2025, driven by a $436 million increase in Real estate services revenue from incremental real estate transactions from Redfin. Additionally, there was a $119 million increase in Rocket Close revenue, driven by higher mortgage loan origination volume, and a $68 million increase in Rocket Money revenue associated with growth in paying subscribers.

Expenses

Expenses for the periods presented were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2026	2025	2026	2025
Salaries, commissions and team member benefits	$935	$875	$3,064	$2,108
General and administrative expenses	559	355	1,662	903
Marketing and advertising expenses	253	274	889	826
Interest expense	359	235	1,082	499
Depreciation and amortization	147	79	438	133
Other expenses	73	62	235	162
Total expenses	$2,326	$1,880	$7,370	$4,631

Three months ended September 30, 2026 summary

Total expenses during the period were $2.3 billion, an increase of $446 million, or 24%, compared to 2025. General and administrative expenses were $559 million, an increase of $204 million, compared to $355 million in 2025, primarily driven by an increase in Acquisition-related expenses, as well as increased expenses associated with our larger servicing business driven by the Mr. Cooper Acquisition. Interest expense was $359 million, an increase of $124 million, compared to $235 million in 2025, primarily due to the interest associated with the secured facilities assumed in the Mr. Cooper Acquisition in the fourth quarter of 2025. Depreciation and amortization expenses were $147 million, an increase of $68 million, compared to $79 million in 2025, due to an increase in amortization of intangible assets associated with the Mr. Cooper Acquisition.

Nine months ended September 30, 2026 summary

Total expenses during the period were $7.4 billion, an increase of $2.7 billion, or 59%, compared to 2025. Salaries, commissions and team member benefits were $3.1 billion, an increase of $956 million, or 45%, compared to $2.1 billion, largely due to an increase in variable compensation driven by higher origination volume, as well as expenses associated with additional team members from the Acquisitions. General and administrative expenses were $1.7 billion, an increase of $759 million, compared to $903 million in 2025, primarily driven by variable costs associated with an increase in origination volume, increased expenses associated with our larger servicing business driven by the Mr. Cooper Acquisition, and an increase in Acquisition-related expenses during 2026. Interest expense was $1.1 billion, an increase of $583 million, compared to $499 million in 2025, driven by interest and amortization associated with the senior notes issued in June 2025 and the secured facilities assumed in the Mr. Cooper Acquisition, as well as increased utilization of mortgage loan funding facilities associated with higher origination volume. Depreciation and amortization expenses were $438 million, an increase of $305 million, compared to $133 million in 2025, due to an increase in amortization of intangible assets associated with the Acquisitions.

Summary results by segment

The discussion of results below reflects Mortgage, the Company’s one reportable segment, which was introduced in the second quarter of 2026. Prior-period information has been recast for comparability. For additional discussion, refer to Note 13, Segments of the notes to the Condensed Consolidated Financial Statements of this Form 10-Q.

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

The CODM uses Contribution margin as the measure of profit or loss to assess performance and allocate resources to each segment. Contribution margin represents Total revenue, net, adjusted for the Change in fair value of MSRs and related liabilities due to valuation assumptions (net of hedges) less Directly attributable expenses. Directly attributable expenses include Salaries, commissions and team member benefits, General and administrative expenses, Marketing and advertising expenses, Interest expense and Other expenses, such as mortgage servicing related expenses and expenses generated from Rocket Close (title and settlement services). See below for our overview and discussion of segment results for the three and nine months ended September 30, 2026 and 2025.

Mortgage Results

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2026	2025	2026	2025
Revenue
Gain on sale of loans, net	$1,002	$1,002	$3,525	$2,552
Servicing fee income	1,026	410	3,167	1,210
Change in fair value of MSRs, net	160	(480)	(938)	(1,128)
Interest income	515	216	1,524	590
Other income	99	83	320	213
Total revenue, net	2,802	1,231	7,598	3,437
Change in fair value of MSRs and related liabilities due to valuation assumptions (net of hedges)	(710)	178	(852)	417
Adjusted revenue	$2,092	$1,409	$6,746	$3,854
Expenses
Salaries, commissions and team member benefits	392	405	1,293	1,066
General and administrative expenses	151	103	529	288
Marketing and advertising expenses	152	190	522	636
Interest expense	198	90	626	245
Other expenses	61	57	204	140
Directly attributable expenses	954	845	3,174	2,375
Contribution margin	$1,138	$564	$3,572	$1,479

Three months ended September 30, 2026 summary

Adjusted revenue was $2.1 billion, an increase of $683 million, or 48%, compared to $1.4 billion in 2025, primarily driven by higher Servicing fee income and Interest income.

Servicing fee income increased $616 million, due to the larger average portfolio size in 2026. Interest income increased $299 million, primarily driven by custodial deposit income, as well as higher mortgage loan origination volume. These increases were partially offset by Change in fair value of MSRs, net, specifically the Collection/realization of cash flows, which were impacted by the larger average servicing portfolio in 2026.

Directly attributable expenses were $954 million, an increase of $109 million, or 13%, compared to $845 million in 2025, primarily due to increased Interest expense and General and administrative expenses.

Interest expense increased due to the secured facilities assumed in the Mr. Cooper Acquisition in the fourth quarter of 2025. Higher General and administrative expenses were driven by Acquisition-related expenses, as well as expenses associated with the larger average servicing portfolio during 2026.

Contribution margin was $1.1 billion, an increase of $574 million, compared to $564 million in 2025. The increase in Contribution margin was primarily driven by an increase in Adjusted revenue, partially offset by higher Directly attributable expenses, as described above.

Nine months ended September 30, 2026 summary

Adjusted revenue was $6.7 billion, an increase of $2.9 billion, or 75%, compared to $3.9 billion in 2025, primarily driven by higher Servicing fee income, Gain on sale of loans, net, and Interest income.

Servicing fee income increased $2.0 billion, due to the larger average portfolio size in 2026. Gain on sale of loans, net increased $973 million, driven by an increase in mortgage production and MSR fair value multiple in the current period. Interest income increased $934 million, primarily driven by custodial deposit income, as well as higher mortgage loan origination volume. These increases were partially offset by Change in fair value of MSRs, net, specifically the Collection/realization of cash flows, which were impacted by the larger average servicing portfolio in 2026.

Directly attributable expenses were $3.2 billion, an increase of $799 million, or 34%, compared to $2.4 billion in 2025, primarily due to increased Interest expense, Salaries, commissions and team member benefits, and General and administrative expenses.

Interest expense increased due to the senior notes issued in June 2025 and the secured facilities assumed in the Mr. Cooper Acquisition in the fourth quarter of 2025, as well as increased utilization of mortgage loan funding facilities associated with higher origination volume. The increase in Salaries, commissions and team member benefits was largely due to an increase in variable compensation driven by higher origination volume, as well as expenses associated with additional team members from the Acquisitions. Higher General and administrative expenses were driven by variable costs associated with an increase in origination volume, expenses associated with the larger average servicing portfolio, and an increase in Acquisition-related expenses during 2026.

Mortgage Contribution margin was $3.6 billion, an increase of $2.1 billion, compared to $1.5 billion in 2025. The increase in Contribution margin was primarily driven by an increase in Adjusted revenue, partially offset by higher Directly attributable expenses, as described above.

Liquidity and Capital Resources

Historically, our primary sources of liquidity have included:

•    cash flow from our operations, including:

•    sale of whole loans into the secondary market;

•    sale of MSRs and excess servicing cash flows into the secondary market;

•    loan origination fees;

•    servicing and subservicing fee income;

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

We remain in a strong liquidity position, with total liquidity of $11.4 billion as of September 30, 2026, which includes $2.7 billion of Cash and cash equivalents, $2.5 billion of undrawn lines of credit, and $6.2 billion of undrawn available MSR and advance lines of credit. Margin cash held on behalf of counterparties is recorded in Cash and cash equivalents, and the related liability is classified in Accounts payable and other liabilities in the Condensed Consolidated Balance Sheets. Margin cash pledged to counterparties is excluded from Cash and cash equivalents and instead recorded in Other assets, as a receivable, in the Condensed Consolidated Balance Sheets. We are also subject to contingencies which may have a significant impact on the use of our cash. We believe that our available cash, as well as the sources of liquidity described above, provide adequate resources to fund our anticipated ongoing operational and capital needs.

September 30, 2026 compared to September 30, 2025

Cash Flows

Our Cash and cash equivalents and restricted cash were $2.9 billion as of September 30, 2026, a decrease of $2.9 billion, compared to $5.9 billion as of September 30, 2025. As of September 30, 2025, cash included proceeds from the Company’s $4.0 billion senior notes offering completed in June 2025. Subsequently, a substantial portion of those proceeds was used in connection with the Acquisitions, primarily to repay or refinance indebtedness of the acquired companies. These uses were partially offset by cash and restricted cash acquired in the Acquisitions.

Equity

Equity was $24.3 billion as of September 30, 2026, an increase of $15.5 billion, compared to $8.9 billion as of September 30, 2025. The increase primarily reflects $1.3 billion of Net income and $13.9 billion from the Mr. Cooper Acquisition. Refer to Note 2, Acquisitions of the Condensed Consolidated Financial Statements, for further detail.

Distributions

During the nine months ended September 30, 2025, Holdings LLC paid tax distributions totaling $114 million to holders of Holdings LLC Units other than Rocket Companies. Dividend distributions are at the discretion of our board of directors.

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

Contractual Obligations, Commercial Commitments and Other Contingencies

There were no material changes outside the ordinary course of business to our outstanding contractual obligations as of September 30, 2026 from information and amounts previously disclosed as of December 31, 2025 in our Annual Report on Form 10-K under the caption “Contractual Obligations, Commercial Commitments and Other Contingencies.” Refer to Note 11, Commitments and Contingencies, of the notes to the Condensed Consolidated Financial Statements for further discussion of contractual obligations, commercial commitments and other contingencies, including legal contingencies.

New Accounting Pronouncements Not Yet Effective

Refer to Note 1, Business, Basis of Presentation and Significant Accounting Policies of the notes to the Condensed Consolidated Financial Statements for details of recently issued accounting pronouncements and their expected impact on our Condensed Consolidated Financial Statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the Company’s exposure to market risks since what was disclosed in the Company’s December 31, 2025 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of September 30, 2026, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of Rocket Companies, Inc., dated as of June 30, 2025 (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on June 30, 2025)
3.2	Amended and Restated Bylaws of Rocket Companies, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, filed on September 2, 2020)
4.1	Certain instruments defining the rights of holders of long-term debt securities of the registrant and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The registrant hereby undertakes to furnish to the SEC, upon request, copies of any such instruments.
10.1#
Revolving Credit Agreement, dated as of July 16, 2026, by and among Rocket Companies, Inc., as Borrower, the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on August 7, 2026)

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

Rocket Companies, Inc.

October 30, 2026	By:	/s/ Brian Brown
Date		Name: Brian Brown
President, Chief Financial Officer and Treasurer
(Principal Financial Officer)